Form 10-Q
period 2015-09-30
Black Knight Financial Services, Inc.
filed 2015-10-30
CIK 1627014

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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
YES ☑ NO ☐
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
YES ☐ NO ☑
The number of shares outstanding of the Registrant's common stock as of October 29, 2015 were:
Class A common stock    67,985,680 shares
Class B common stock    84,826,282 shares

FORM 10-Q
QUARTERLY REPORT
Quarter Ended September 30, 2015

Page
Part I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
A. Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2015 and December 31, 2014	1
B. Condensed Consolidated Statements of Operations and Comprehensive Earnings (Loss) (Unaudited) for the three and nine months ended September 30, 2015 and 2014	2
C. Condensed Consolidated Statement of Equity (Unaudited) for the nine months ended September 30, 2015	3
D. Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2015 and 2014	4
E. Notes to Condensed Consolidated Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosure About Market Risk	28
Item 4. Controls and Procedures	28
Part II: OTHER INFORMATION	28
Item 1. Legal Proceedings	28
Item 1A. Risk Factors	28
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3. Defaults Upon Senior Securities	28
Item 4. Mine Safety Disclosures	28
Item 5. Other Information	28
Item 6. Exhibits	29

i

Part I: FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
BLACK KNIGHT FINANCIAL SERVICES, INC.
Condensed Consolidated Balance Sheets
(Dollars in millions, except share data)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$129.0	$61.9
Trade receivables, net	166.9	132.5
Prepaid expenses and other current assets (inclusive of $0.6 of related party prepaid fees as of September 30, 2015 and December 31, 2014)	37.3	28.6
Deferred income taxes	7.4	0.2
Receivables from related parties	7.6	7.7
Total current assets	348.2	230.9
Property and equipment, net	148.6	142.4
Computer software, net	474.2	487.8
Other intangible assets, net	352.1	416.6
Goodwill	2,223.9	2,223.9
Other non-current assets	142.2	96.7
Total assets	$3,689.2	$3,598.3
LIABILITIES, REDEEMABLE MEMBERS' INTEREST AND EQUITY
Current liabilities:
Trade accounts payable and other accrued liabilities	$32.0	$41.8
Accrued salaries and benefits	50.2	49.5
Legal and regulatory accrual	8.9	11.7
Current portion of long-term debt (all amounts due to related party as of December 31, 2014)	43.4	64.4
Accrued interest (inclusive of $0.1 due to related party as of December 31, 2014)	10.4	7.3
Deferred revenues	39.5	28.1
Total current liabilities	184.4	202.8
Deferred revenues	55.0	35.9
Deferred income taxes	6.0	—
Long-term debt, net of current portion (inclusive of $1,454.6 due to related party as of December 31, 2014)	1,628.3	2,070.7
Other non-current liabilities	1.3	1.2
Total liabilities	1,875.0	2,310.6
Commitments and contingencies (Note 6)
Redeemable members' interest	—	370.7
Equity:
Class A common stock; $0.0001 par value; 350,000,000 shares authorized, 67,985,635 shares issued and outstanding as of September 30, 2015 and none as of December 31, 2014	—	—
Class B common stock; $0.0001 par value; 200,000,000 shares authorized, 84,826,282 shares issued and outstanding as of September 30, 2015 and none as of December 31, 2014	—	—
Preferred stock; $0.0001 par value; 25,000,000 shares authorized; issued and outstanding, none	—	—
Contributed member capital	—	1,063.8
Additional paid-in capital	798.1	—
Accumulated deficit	—	(146.7)
Retained earnings	10.2	—
Accumulated other comprehensive loss	(0.1)	(0.1)
Total stockholders' and members' equity	808.2	917.0
Noncontrolling interests	1,006.0	—
Total equity	1,814.2	917.0
Total liabilities, redeemable members' interest and equity	$3,689.2	$3,598.3
See Notes to Condensed Consolidated Financial Statements (Unaudited).

BLACK KNIGHT FINANCIAL SERVICES, INC.
Condensed Consolidated Statements of Operations and Comprehensive Earnings (Loss)
(In millions, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(Unaudited)

Revenues (see Note 3 for related party transactions)	$233.6	$215.0	$692.9	$631.8

Expenses:
Operating expenses (see Note 3 for related party transactions)	131.4	124.9	404.9	392.5
Depreciation and amortization	48.7	46.4	143.4	140.5
Transition and integration costs (see Note 3 for related party transactions)	0.1	8.1	7.4	111.0
Total expenses	180.2	179.4	555.7	644.0
Operating income (loss)	53.4	35.6	137.2	(12.2)

Other income and expense:
Interest expense, net (see Note 3 for related party transactions)	(17.0)	(32.6)	(73.3)	(96.8)
Other expense, net	—	(3.0)	(4.6)	(11.0)
Total other expense, net	(17.0)	(35.6)	(77.9)	(107.8)

Earnings (loss) from continuing operations before income taxes	36.4	—	59.3	(120.0)
Income tax expense (benefit)	6.6	0.2	7.0	(5.5)
Net earnings (loss) from continuing operations	29.8	(0.2)	52.3	(114.5)
Earnings (loss) from discontinued operations, net of tax	0.2	(0.8)	—	(0.8)
Net earnings (loss)	30.0	(1.0)	52.3	(115.3)
Less: Net earnings (loss) attributable to noncontrolling interests	20.1	(1.0)	42.1	(115.3)
Net earnings attributable to Black Knight Financial Services, Inc.	$9.9	$—	$10.2	$—
Foreign currency translation adjustment	—	(0.1)	(0.1)	(0.1)
Comprehensive earnings (loss) attributable to noncontrolling interests	20.1	(1.0)	42.1	(115.3)
Comprehensive earnings (loss)	$30.0	$(1.1)	$52.2	$(115.4)

	Three months ended September 30, 2015		May 26, 2015 through September 30, 2015
Net earnings per share attributable to Black Knight Financial Services, Inc., Class A common shareholders:
Basic	$0.15		$0.16
Diluted	$0.15		$0.15
Weighted average shares of Class A common stock outstanding (see Note 2):
Basic	64.4		64.4
Diluted	67.7		67.7

See Notes to Condensed Consolidated Financial Statements (Unaudited).

BLACK KNIGHT FINANCIAL SERVICES, INC.
Condensed Consolidated Statement of Equity
(In millions)
(Unaudited)

	Black Knight Financial Services, LLC			Black Knight Financial Services, Inc.
				Class A common stock		Class B common stock
	Contributed member capital	Accumulated deficit	Accumulated other comprehensive loss	Shares	$	Shares	$	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Noncontrolling interests	Total equity	Redeemable members' interest
Balance, December 31, 2014	$1,063.8	$(146.7)	$(0.1)	—	$—	—	$—	$—	$—	$—	$—	$917.0	$370.7
Profits interests expense	2.6	—	—	—	—	—	—	—	—	—	—	2.6	—
Redemption value of profits interests	(59.5)	—	—	—	—	—	—	—	—	—	—	(59.5)	59.5
Net earnings	—	21.4	—	—	—	—	—	—	—	—	—	21.4	—
Foreign currency translation adjustment	—	—	(0.1)	—	—	—	—	—	—	—	—	(0.1)	—
Balance, May 25, 2015, prior to organizational transactions and IPO	1,006.9	(125.3)	(0.2)	—	—	—	—	—	—	—	—	881.4	430.2
Issuance of Class A common stock, net of underwriters' discount and issuance costs	—	—	—	20.7	—	—	—	475.1	—	—	—	475.1	—
Conversion of THL member interest into shares of Class A common stock	—	—	—	39.3	—	—	—	319.4	—	—	12.7	332.1	(342.6)
Conversion of profits interests into restricted shares of Class A common stock	75.7	—	—	8.0	—	—	—	11.9	—	—	—	87.6	(87.6)
Issuance of Class B common stock to FNF and THL	—	—	—	—	—	84.8	—	—	—	—	—	—	—
Reclassification of FNF member capital to noncontrolling interests	(1,082.6)	—	—	—	—	—	—	—	—	—	1,082.6	—	—
Reclassification of accumulated deficit and accumulated other comprehensive loss	—	125.3	0.2	—	—	—	—	(15.5)	—	—	(110.0)	—	—
Equity-based compensation expense	—	—	—	—	—	—	—	7.2	—	—	—	7.2	—
Net earnings (loss)	—	—	—	—	—	—	—	—	10.2	—	20.7	30.9	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(0.1)	—	(0.1)	—
Balance, September 30, 2015	$—	$—	$—	68.0	$—	84.8	$—	$798.1	$10.2	$(0.1)	$1,006.0	$1,814.2	$—

See Notes to Condensed Consolidated Financial Statements (Unaudited).

BLACK KNIGHT FINANCIAL SERVICES, INC.
Condensed Consolidated Statements of Cash Flows
(In millions)

	Nine months ended September 30,
	2015	2014
	(Unaudited)
Cash flows from operating activities:
Net earnings (loss)	$52.3	$(115.3)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	143.4	140.5
Amortization of debt issuance costs	1.4	—
Amortization of bond premium and original issue discount	(1.3)	(1.6)
Loss on extinguishment of debt, net	4.8	—
Deferred income taxes, net	5.7	0.3
Equity-based compensation	10.4	5.3
Changes in assets and liabilities:
Trade and other receivables, including receivables from related parties	(33.2)	3.7
Prepaid expenses and other assets	(10.3)	(9.2)
Deferred contract costs	(43.8)	(29.3)
Deferred revenues	30.5	13.6
Trade accounts payable and other accrued liabilities	(1.0)	(32.2)
Net cash provided by (used in) operating activities	158.9	(24.2)
Cash flows from investing activities:
Additions to property and equipment	(35.3)	(10.9)
Additions to computer software	(39.2)	(33.2)
Investment in property records database	(6.8)	—
Proceeds from sale of PCLender	—	1.5
Net cash used in investing activities	(81.3)	(42.6)
Cash flows from financing activities:
Borrowings, net of original issue discount	1,299.0	88.0
Debt service payments	(1,734.9)	(412.7)
Contribution from Thomas H. Lee Partners, LP	—	350.0
Cash from contribution of Black Knight InfoServ, LLC	—	61.4
Net proceeds from sale of National Title Insurance of New York, Inc. to Fidelity National Financial, Inc.	—	50.2
Proceeds from issuance of Class A common stock, before offering expenses	479.3	—
Costs directly associated with issuance of Class A common stock	(4.2)	—
Debt issuance costs	(20.6)	—
Senior notes call premium	(11.8)	—
Cash from contribution of Fidelity National Commerce Velocity, LLC from Fidelity National Financial, Inc.	—	0.7
Cash from contribution of Property Insight, LLC from Fidelity National Financial, Inc.	—	6.7
Distributions to members	(17.3)	(25.1)
Net cash (used in) provided by financing activities	(10.5)	119.2
Net increase in cash and cash equivalents	67.1	52.4
Cash and cash equivalents, beginning of period	61.9	—
Cash and cash equivalents, end of period	$129.0	$52.4
Supplemental cash flow information:
Interest paid	$(68.9)	$(90.7)
Income taxes (paid) refunded, net	$(0.1)	$31.0

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
We consider the contribution of Black Knight InfoServ, LLC (“BKIS”) (including the Technology, Data and Analytics businesses of LPS) to BKFS Operating LLC on January 3, 2014 to be a change in reporting entity under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). BKIS was contributed by FNF to BKFS Operating LLC after the Acquisition, but has been retroactively included in BKFS Operating LLC since January 2, 2014, the date it came under the common control of FNF. The results of operations for the day ended January 1, 2014 are immaterial, and we have included these results in the period for the nine months ended September 30, 2014.
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
Initial Public Offering
On May 26, 2015, we completed the IPO of 18,000,000 shares of our Class A common stock, par value $0.0001 per share ("Class A common stock"), at an offering price of $24.50 per share. We granted the underwriters a 30-day option to purchase an additional 2,700,000 shares of our Class A common stock at the offering price, which was exercised in full. A total of 20,700,000 shares of Class A common stock were issued on May 26, 2015, with net proceeds of $475.1 million, after deducting $32.1 million for the underwriters' discount and IPO-related expenses. The use of the proceeds from the IPO is as follows (in millions):

Gross proceeds	$507.2
Less:
Underwriters' discount	27.9
IPO-related expenses	4.2
Partial redemption of 5.75% Senior Notes due 2023 (Note 4)	204.8
Call premium on partial redemption of 5.75% Senior Notes due 2023	11.8
Interest on partial redemption of 5.75% Senior Notes due 2023	1.4
Cash payment to THL Intermediaries	17.3
Partial repayment of principal on other outstanding long-term debt	203.0
Refinancing expenses	20.6
Cash to balance sheet	16.2
Unused proceeds	$—
A more detailed description of the material terms of the IPO are included in our Final Prospectus.
As a result of the organizational transactions and IPO described above, we own 44.5% of the Units of BKFS Operating LLC; Black Knight Holdings, Inc. ("BKHI"), Chicago Title Insurance Company and Fidelity National Title Insurance Company, all subsidiaries of FNF, collectively own 54.5% of the Units; and THL and THL affiliates own 1.0% of the Units.
Discontinued Operations
On June 30, 2014, we completed the sale of PCLender for $1.5 million. No gain or loss was recognized on the disposal. The results of PCLender are reflected within the Condensed Consolidated Statements of Operations and Comprehensive Earnings (Loss) (Unaudited) as discontinued operations for all periods presented. There were no revenues from discontinued operations during the three months ended September 30, 2015 and $0.1 million in the nine months ended September 30, 2015. There were no revenues from discontinued operations during the three months ended September 30, 2014 and $2.4 million for the nine months ended September 30, 2014. Pre-tax earnings from discontinued operations was $0.2 million for the three months ended September 30, 2015 and there were no pre-tax earnings or (loss) for the nine months ended September 30, 2015. Pre-tax loss from discontinued operations was $0.8 million for the three and nine months ended September 30, 2014.
Consolidation
We hold the sole managing member interest in BKFS Operating LLC, which grants us the exclusive authority to manage, control and operate the business and affairs of BKFS Operating LLC and its subsidiaries, pursuant to the terms of the Amended and Restated Operating Agreement. Under the terms of the Amended and Restated Operating Agreement, we are authorized, without limitation, to enter into contracts, manage bank accounts, hire employees and agents, incur and pay debts and expenses, merge or consolidate with other entities and pay taxes. We consolidate BKFS Operating LLC in our consolidated financial statements and report noncontrolling interests related to the Units held by BKHI and certain of its affiliates and certain THL affiliates. Our

BLACK KNIGHT FINANCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

shareholders indirectly control BKFS Operating LLC through our managing member interest. All earnings (losses) prior to the IPO date have been disclosed as Net earnings (loss) attributable to noncontrolling interests in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Earnings (Loss) (Unaudited).
Reclassifications
Certain reclassifications have been made in the 2014 Condensed Consolidated Financial Statements (Unaudited) to conform to the classifications used in 2015. These reclassifications have not changed Net loss or Total equity, as previously reported.
Cash and Cash Equivalents
Highly liquid instruments purchased with original maturities of three months or less are considered cash equivalents. Cash equivalents are invested with high credit quality financial institutions and consist of short-term investments, such as demand deposit accounts, money market accounts, money market funds and time deposits. The carrying amounts of these instruments reported in the Condensed Consolidated Balance Sheets (Unaudited) approximate their fair value because of their immediate or short-term maturities. We held $3.8 million and $4.2 million in such cash equivalents that are restricted as of September 30, 2015 and December 31, 2014, respectively.
Transition and Integration Costs
Transition and integration costs contain incremental costs associated with executing the Acquisition and completing the Reorganization and the Offering Reorganization as described above, as well as the related transitioning costs including employee severance, bonuses under our synergy bonus program, certain other non-recurring professional and other costs, including costs related to the IPO, as well as member management fees, of which substantially all were incurred through the completion of the IPO on May 26, 2015.
Interest Expense, Net
Interest expense, net in 2014 and through May 26, 2015 consisted of interest on our Senior Notes and interest on our intercompany loans that were payable to FNF. Subsequent to May 26, 2015, Interest expense, net consists of interest on our Senior Notes, interest on our new credit facilities, commitment fees on our Revolving Credit Facility, agency fees, rating agency fees and a guarantee fee that we pay FNF for their ongoing guarantee of our Senior Notes.
Allowance for Doubtful Accounts
Trade receivables, net includes an allowance for doubtful accounts of $2.8 million and $1.6 million as of September 30, 2015 and December 31, 2014, respectively.
Accumulated Depreciation and Amortization
Accumulated depreciation included in Property and equipment, net on the Condensed Consolidated Balance Sheets (Unaudited) totaled $55.1 million and $34.3 million as of September 30, 2015 and December 31, 2014, respectively. Accumulated amortization included in Computer software, net on the Condensed Consolidated Balance Sheets (Unaudited) totaled $131.3 million and $79.3 million as of September 30, 2015 and December 31, 2014, respectively. Accumulated amortization included in Other intangible assets, net on the Condensed Consolidated Balance Sheets (Unaudited) totaled $172.5 million and $108.0 million as of September 30, 2015 and December 31, 2014, respectively. Accumulated amortization of deferred contract costs included in Other non-current assets on the Condensed Consolidated Balance Sheets (Unaudited) totaled $6.0 million and $0.8 million as of September 30, 2015 and December 31, 2014, respectively.
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
Equity-Based Compensation
Under the Black Knight Financial Services, LLC 2013 Management Incentive Plan (the “Incentive Plan”), BKFS Operating LLC was authorized to issue up to 11,111,111 Class B units of BKFS Operating LLC, known as “BKFS Operating LLC profits interests,” to eligible members of management and the Board of Managers. During the year ended December 31, 2014, we issued BKFS Operating LLC profits interests to certain members of BKFS Operating LLC management, BKFS Operating LLC Board of Managers and certain employees of our affiliates ServiceLink Holdings, LLC ("ServiceLink") and FNF, which vest over three years, with 50% vesting after the second year and the remaining 50% vesting after the third year.
In connection with the IPO, we converted 10,733,330 outstanding BKFS Operating LLC profits interests into 7,994,215 restricted shares of Black Knight Class A common stock. The fair value of the restricted shares was not greater than the value of the BKFS Operating LLC profits interests immediately prior to the conversion; therefore, no additional compensation expense was recognized. We accelerated the vesting of 4,381,021 restricted shares of Class A common stock held by our directors, incurring an acceleration charge of $6.2 million during the nine months ended September 30, 2015. The shares are subject to a six-month underwriter requested lock-up. The remaining unvested restricted shares will continue to vest on the same schedule as the former BKFS Operating LLC profits interests. No other shares were granted during the three and nine-month periods ended September 30, 2015.
Income Taxes
For the period prior to the IPO, substantially all of the income taxes of BKFS Operating LLC were not reflected in the accompanying Condensed Consolidated Financial Statements (Unaudited) as the responsibility for payment of income taxes was borne by the members of BKFS Operating LLC and not by us. Beginning May 26, 2015, we recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities and expected benefits of utilizing net operating loss and credit carryforwards. Our deferred tax assets include those related to our tax attributes obtained from the merger with the THL Intermediaries and our deferred tax liabilities relate to our 44.5% membership interest in BKFS Operating LLC. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The impact on deferred taxes of changes in tax rates and laws, if any, is applied to the years during which temporary differences are expected to be settled and reflected in the financial statements in the period enacted. We record interest and penalties related to income taxes as a component of Income tax expense.
Recent Accounting Pronouncements
In April 2015, the FASB issued Accounting Standards Update ("ASU") No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30). This ASU requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. This update is applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. This update is effective for annual and interim periods beginning on or after December 15, 2015, with early adoption permitted. We early adopted this ASU during the second quarter of 2015 and this update did not have a material impact on our results of operations or our financial position. There were no debt issuance costs included on our Condensed Consolidated Balance Sheets prior to adoption of this ASU, and as a result, there were no retrospective adjustments required with this change in accounting principle.
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810). This ASU reduces the number of consolidation models and simplifies their application. The ASU changes the evaluation of whether limited partnerships (and similar

BLACK KNIGHT FINANCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

legal entities) are variable interest entities (VIEs) and eliminates the presumption that a general partner should consolidate a limited partnership that is a voting interest entity. The new guidance also alters the analysis for determining when fees paid to a decision maker or service provider represent a variable interest in a VIE and how interests of related parties affect the primary beneficiary determination. This ASU eliminates the indefinite deferral of the consolidation requirements in ASU 2009-17 for reporting enterprises with interests in certain investment companies. However, the FASB decided to exempt from the consolidation requirements investment companies that are required to comply with Rule 2a-7 of the Investment Company Act of 1940 or that operate under similar requirements. Those entities will not be consolidated by their sponsors, their investors, or other parties that have interests in them. This update is effective for annual and interim periods beginning on or after December 15, 2015, with early adoption permitted. We are currently evaluating this ASU and do not expect this update to have a material impact on our results of operations or our financial position.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. The amendment requires a five-step analysis of transactions to determine when and how revenue is recognized based upon the core principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendment also requires additional disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The amendment allows companies to use either a full retrospective or a modified retrospective approach to adopt this ASU. We are currently evaluating which transition approach to use and assessing the impact of the adoption of this ASU on our consolidated financial statements.
(2)    Earnings Per Share
Basic earnings per share is computed by dividing Net earnings attributable to Black Knight by the weighted-average number of shares of Class A common stock outstanding.
During the three and nine months ended September 30, 2015, potentially dilutive securities include unvested restricted stock awards and the shares of Class B common stock that are convertible on a one-for-one basis into shares of our Class A common stock. However, the 84.8 million shares of Class B common stock have been excluded in computing diluted net earnings per share because including them on an "if-converted" basis would have an anti-dilutive effect. Diluted net earnings per share is calculated by dividing Net earnings attributable to Black Knight by the weighted-average diluted number of shares of Class A common stock outstanding.
The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

	Three months ended September 30, 2015	May 26, 2015 through September 30, 2015
Basic:
Net earnings attributable to Black Knight	$9.9	$10.2
Shares used for basic net earnings per share:
Weighted average shares of Class A common stock outstanding	64.4	64.4
Basic net earnings per share	$0.15	$0.16

Diluted:
Net earnings attributable to Black Knight	$9.9	$10.2
Shares used for diluted net earnings per share:
Weighted average shares of Class A common stock outstanding	64.4	64.4
Dilutive effect of unvested restricted shares of Class A common stock	3.3	3.3
Weighted average shares of Class A common stock, diluted	67.7	67.7
Diluted net earnings per share	$0.15	$0.15
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
A detail of the revenues and allocated operating expenses, net from ServiceLink are set forth in the table below:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in millions)
Revenues	$6.6	$6.5	$19.2	$18.3
Allocated operating expenses, net	(1.2)	(5.3)	(6.6)	(20.1)
FNF
In addition to the agreements with ServiceLink discussed above, we have various agreements with FNF and certain other FNF subsidiaries for providing technology, data, and analytics services. In addition, FNF provides certain corporate services to us, including management and consulting services and corporate administrative services. Following the IPO, we no longer pay management fees to FNF. We are also a party to certain other agreements under which we incur other expenses to or receive revenues from FNF.
A detail of the revenues and expenses, net from FNF is set forth in the table below:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in millions)
Revenues	$11.9	$10.7	$33.4	$36.9
Operating expenses	3.9	4.4	11.4	15.7
Management fees(1)	—	1.5	2.4	4.4
Interest expense	1.0	24.6	38.6	73.5
_______________
(1)    Amounts are included in Transition and integration costs on the Condensed Consolidated Statements of Operations and Comprehensive Earnings (Loss) (Unaudited).
We were party to intercompany note obligations with FNF through May 27, 2015 and recognized $38.6 million in related party interest expense, which includes a guarantee fee paid to FNF, for the nine-month period ended September 30, 2015. We also recognized $73.5 million in related party interest expense for the nine-month period ended September 30, 2014. We had no outstanding intercompany notes as of September 30, 2015. There were $1,519.0 million of intercompany notes outstanding as of December 31, 2014.
As of September 30, 2015, FNF and related subsidiaries held $49.9 million of principal amount of our Term B Loan from our new credit agreement dated May 27, 2015.
Beginning on May 26, 2015, we pay to FNF a guarantee fee of 1.0% of the outstanding principal of the Senior Notes in exchange for the ongoing guarantee by FNF of the Senior Notes. In October 2017, the guarantee fee increases to 2.0% of the outstanding principal of the Senior Notes.
THL
Two managing directors of THL currently serve on our Board of Directors. We receive software and systems services from certain entities over which THL exercises control. In addition, THL provided certain corporate services to us, including management

BLACK KNIGHT FINANCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

and consulting services. Following the IPO, we no longer pay management fees to THL.
A detail of the revenues and expenses, net from THL is set forth in the table below:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in millions)
Operating expenses	$0.4	$0.3	$1.3	$1.2
Management fees(1)	—	0.8	1.3	2.4
Software and software-related purchases	0.1	0.3	1.4	1.5
_______________
(1)    Amounts are included in Transition and integration costs on the Condensed Consolidated Statements of Operations and Comprehensive Earnings (Loss) (Unaudited).
In connection with the IPO and the merger of the THL Intermediaries with and into us, we made a $17.3 million cash payment to certain THL affiliates.
As of September 30, 2015, THL and related affiliates held $39.9 million of principal amount of our Term Loan B from our new credit agreement dated May 27, 2015.
Revenues and Expenses
A detail of related party items included in Revenues is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in millions)
Data and analytics services	$13.0	$12.8	$38.0	$43.3
Servicing, origination and default technology	5.5	4.4	14.6	11.9
Total related party revenues	$18.5	$17.2	$52.6	$55.2
A detail of related party items included in Operating expenses (net of expense reimbursements) is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in millions)
Data entry, indexing services and other operating expenses	$2.2	$2.0	$6.5	$9.9
Corporate services	2.3	3.0	6.7	8.7
Technology and corporate services	(1.4)	(5.6)	(7.1)	(21.8)
Total related party expenses, net	$3.1	$(0.6)	$6.1	$(3.2)
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

BLACK KNIGHT FINANCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

(4)        Long-Term Debt
Long-term debt consists of the following:

	September 30, 2015	December 31, 2014
	(in millions)
Term A Loan, net of debt issuance costs of $10.1 as of September 30, 2015	$779.9	$—
Term B Loan, net of debt issuance costs of $4.1 and original issue discount of $0.9 as of September 30, 2015	394.0	—
Revolving Credit Facility, net of debt issuance costs of $5.1 as of September 30, 2015	94.9	—
Intercompany Notes	—	699.0
Mirror Note Tranche "T"	—	644.0
Mirror Note Tranche "R"	—	176.0
Senior Notes, issued at par, inclusive of bond premium of $12.9 and $21.2 as of September 30, 2015 and December 31, 2014, respectively	402.9	616.1
Total long-term debt	1,671.7	2,135.1
Less: Current portion of long-term debt, net of debt issuance costs of $0.6 as of September 30, 2015	43.4	64.4
Long-term debt, net of current portion	$1,628.3	$2,070.7
On May 29, 2015, we redeemed approximately $204.8 million in aggregate principal of our outstanding Senior Notes at a price of 105.75% (the "Redemption"), and paid $1.4 million in accrued interest. We incurred a charge on the Redemption of $11.8 million. We also reduced the bond premium by $7.0 million for the portion of the premium that related to the redeemed Senior Notes, resulting in a net loss on the Redemption of $4.8 million. Following the Redemption, $390.0 million in aggregate principal of our Senior Notes remained outstanding.
On May 27, 2015, our indirect subsidiary, BKIS, entered into a credit and guaranty agreement (the “Credit Agreement”), dated as of May 27, 2015, with JPMorgan Chase Bank, N.A., as administrative agent, the guarantors party thereto and the other agents and lenders party thereto.
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
The Term A Loan is subject to amortization of principal, payable in quarterly installments on the last day of each fiscal quarter, which commenced on September 30, 2015, equal to the percentage set forth below of the initial aggregate principal amount of the Term A Loan for such fiscal quarter:

Payment Dates	Percentage
Commencing on September 30, 2015 through and including June 30, 2017	1.25%
Commencing on September 30, 2017 through and including June 30, 2019	2.50%
Commencing on September 30, 2019 through and including March 31, 2020	3.75%
The remaining principal balance of the Term A Loan is due upon maturity.
The Term B Loan is subject to amortization of principal (payable in equal quarterly installments) with the initial payment beginning on September 30, 2015, with 1.0% of the initial aggregate advances thereunder to be payable each year prior to the maturity date of the Term B Loan maturity date, and the remaining initial aggregate advances thereunder to be payable at the Term B Loan maturity date.
The Term A Loan and the Revolving Credit Facility bear interest at rates based upon, at the option of BKIS, either (i) the base rate plus a margin of between 50 and 125 basis points depending on the total leverage ratio of BKIS and its restricted subsidiaries on a consolidated basis (the “Consolidated Leverage Ratio”) or (ii) the Eurodollar rate plus a margin of between 150 and 225 basis

BLACK KNIGHT FINANCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

points depending on the Consolidated Leverage Ratio. Until the delivery of the initial financial statements under the Credit Agreement, the Term A Loan and the Revolving Credit Facility bear interest, at the option of BKIS, at either (i) the base rate plus a margin of 125 basis points or (ii) the Eurodollar rate plus a margin of 225 basis points. The Term B Loan bears interest at rates based upon, at the option of BKIS, either (i) the base rate plus a margin of 175 or 200 basis points depending on the Consolidated Leverage Ratio or (ii) the Eurodollar rate plus a margin of 275 or 300 basis points depending on the Consolidated Leverage Ratio; subject to a Eurodollar rate floor of 75 basis points. Until the delivery of the initial financial statements under the Credit Agreement, the Term B Loan bears interest, at the option of BKIS, at either (i) the base rate plus a margin of 200 basis points or (ii) the Eurodollar rate plus a margin of 300 basis points. In addition, BKIS will pay an unused commitment fee of between 25 and 35 basis points on the undrawn commitments under the Revolving Credit Facility, also depending on the Consolidated Leverage Ratio. As of September 30, 2015, we have $300.0 million capacity on the Revolving Credit Facility. As of September 30, 2015, the interest rates on the Term A Loan, Term B Loan and Revolving Credit Facility were 2.50%, 3.75% and 2.50%, respectively.
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
On January 2, 2014, BKHI issued (i) a Mirror Note (the "Original Mirror Note"), in the original principal amount of $1,400.0 million and (ii) an Intercompany Note (the "Original Intercompany Note"), in the original principal amount of $1,175.0 million to FNF. BKFS Operating LLC entered into an assumption agreement, dated as of January 3, 2014, among BKFS Operating LLC, BKHI and FNF pursuant to which BKFS Operating LLC assumed $820.0 million of the debt issued under the Original Mirror Note and $688.0 million of the debt issued under the Original Intercompany Note (such amounts, the "BKFS Operating LLC Assumed Amounts") and FNF released BKHI of its obligations with respect to the BKFS Operating LLC Assumed Amounts. Subsequently, on January 6, 2014, BKFS Operating LLC borrowed an additional sum of $63.0 million pursuant to an intercompany note (the "Second Intercompany Note") issued by BKFS Operating LLC to FNF, and on March 31, 2014, BKFS Operating LLC borrowed an additional sum of $25.0 million pursuant to the Second Intercompany Note. BKFS Operating LLC amended and restated the Second Intercompany Note on May 30, 2014 to remove required amortization payments. The Second Intercompany Note, as amended and restated, is referred to herein as the "Amended and Restated Second Intercompany Note." BKFS Operating LLC amended and restated the Original Intercompany Note on May 30, 2014 to remove required amortization payments and to reflect BKFS Operating LLC as the Borrower with respect to the indebtedness assumed thereunder. The Original Intercompany Note, as amended and restated, is referred to herein as the "Amended and Restated Original Intercompany Note." We amended and restated each of the Amended and Restated Original Intercompany Note and the Original Mirror Note on March 30, 2015 so that the obligations of each borrower thereunder are evidenced by a separate note. The Amended and Restated Original Intercompany Note and the Original Mirror Note, as amended and restated, are referred to herein as the "Second Amended and Restated Original Intercompany Note" and "Amended and Restated Original Mirror Note," respectively. The Amended and Restated Original Mirror Note is also referred to herein as the "Former Mirror Note." The Second Amended and Restated Original Intercompany Note and the Amended and Restated Second Intercompany Note are collectively referred to herein as the "Former Intercompany Notes." The current Intercompany Notes bore interest at a rate of 10.0% per annum.
The Former Mirror Note was divided into two tranches known as Tranche "T" and Tranche "R", collectively, the "Mirror Notes". The Tranche "T" in the original amount of $644.0 million bore interest at the rate or rates of interest charged on borrowings under FNF’s term loan credit agreement, plus 100 basis points. The Tranche "R" in the original amount of $176.0 million bore interest at the rate or rates of interest charged on borrowings under FNF's revolving credit agreement, plus 100 basis points. On May 27, 2015, we repaid the $627.9 million in outstanding principal on the Tranche "T" note, as well as $1.3 million in accrued interest. We also repaid $176.0 million in outstanding principal on the Tranche "R" note, as well as $0.3 million in accrued interest. Additionally, on May 27, 2015, we repaid $699.0 million in outstanding principal on the Amended and Restated Second Intercompany Note, as well as $10.7 million in accrued interest.
On January 2, 2014, upon consummation of the Merger, LPS entered into a Supplemental Indenture (the “Supplemental Indenture”) with FNF, BKLS, a Delaware corporation and wholly-owned subsidiary of BKFS Operating LLC, and U.S. Bank

BLACK KNIGHT FINANCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

National Association, as trustee (the “Trustee”), to the Indenture (as supplemented by the Supplemental Indenture, the “Indenture”), dated as of October 12, 2012, among LPS, the subsidiary guarantors party thereto and the Trustee, related to LPS’ Senior Notes. Pursuant to the terms of the Supplemental Indenture, (i) FNF became a guarantor of LPS’ obligations under the Senior Notes and agreed to fully and unconditionally guarantee the Senior Notes, on a joint and several basis with the guarantors named in the Indenture and (ii) BKLS became a “co-issuer” of the Senior Notes and agreed to become a co-obligor of LPS’ obligations under the Indenture and the Senior Notes, on the same terms and subject to the same conditions as LPS, on a joint and several basis. As a result of FNF’s guarantee of the Senior Notes, the Senior Notes were rated as investment grade, which resulted in the suspension of certain restrictive covenants in the Indenture. Since May 26, 2015, we have been paying to FNF a guarantee fee of 1.0% of the outstanding principal of the Senior Notes in exchange for the ongoing guarantee by FNF of the Senior Notes. In October 2017, the guarantee fee increases to 2.0% of the outstanding principal of the Senior Notes.
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
The Senior Notes contain covenants that, among other things, limit our ability to (a) incur or guarantee additional indebtedness or issue preferred stock, (b) make certain restricted payments, including dividends or distributions on equity interests held by persons other than us or certain subsidiaries, in excess of an amount generally equal to 50% of consolidated net income generated since July 1, 2008, (c) create or incur certain liens, (d) engage in sale and leaseback transactions, (e) create restrictions that would prevent or limit the ability of certain subsidiaries to (i) pay dividends or other distributions to us or certain other subsidiaries, (ii) repay any debt or make any loans or advances to us or certain other subsidiaries or (iii) transfer any property or assets to us or certain other subsidiaries, (f) sell or dispose of our assets or any restricted subsidiary or enter into merger or consolidation transactions and (g) engage in certain transactions with affiliates. As a result of FNF's guarantee, covenants (a), (b), (e), (f) and (g) outlined above are suspended. These covenants will continue to be suspended as long as the Senior Notes are rated investment grade, as defined in the Indenture. These covenants are subject to a number of exceptions, limitations and qualifications in the Indenture. We have no independent assets or operations and our guarantees are full and unconditional and joint and several. There are no significant restrictions on our ability to obtain funds from any of our subsidiaries. The Senior Notes contain customary events of default, including failure (i) to pay principal and interest when due and payable and breach of certain other covenants and (ii) to make an offer to purchase and pay for the Senior Notes tendered as required by the Indenture. Events of default also include cross defaults, with respect to any other of our debt or debt of certain subsidiaries having an outstanding principal amount of $80.0 million or more in the aggregate for all such debt, arising from (i) failure to make a principal payment when due and such defaulted payment is not made, waived or extended within the applicable grace period or (ii) the occurrence of an event that results in such debt being due and payable prior to its scheduled maturity. Upon the occurrence of an event of default (other than a bankruptcy default), the trustee or holders of at least 25% of the Senior Notes then outstanding may accelerate the Senior Notes by giving us appropriate notice. If, however, a bankruptcy default occurs, then the principal of and accrued interest on the Senior Notes then outstanding will accelerate immediately without any declaration or other act on the part of the trustee or any holder.
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
As a result of the Acquisition, the Senior Notes were adjusted to fair value, resulting in our recording a premium on the Senior Notes of approximately $23.3 million. The premium is amortized over the remaining term of the Senior Notes using the effective interest method. During the three months ended September 30, 2015 and 2014, we recognized $0.5 million of amortization. During the nine months ended September 30, 2015 and 2014, we recognized $1.3 million and $1.6 million of amortization, respectively, which is included as a component of Interest expense, net. As of September 30, 2015, the unamortized portion of the premium was $12.9 million.

BLACK KNIGHT FINANCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Fair Value of Long-Term Debt
The fair value of our Senior Notes as of September 30, 2015 was $412.9 million (105.9% of par value), based upon established market prices for the securities using Level 2 inputs. The fair value of our Facilities approximates their carrying value at September 30, 2015. The fair value of our Facilities is based upon established market prices for the securities using Level 2 inputs.
Principal Maturities of Debt
Principal maturities as of September 30, 2015 for each of the next five years and thereafter are as follows (in millions):

2015 (remaining)	$11.0
2016	44.0
2017	64.0
2018	84.0
2019	104.0
Thereafter	1,372.0
Total	$1,679.0
Scheduled maturities noted above exclude the impact of the $12.9 million unamortized bond premium as well as debt issuance costs.
(5)        Income Taxes
A reconciliation of the federal statutory rate to our effective tax rate is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Federal statutory rate	35.0%	—%	35.0%	35.0%
State taxes, net of federal benefit	1.9	—	1.0	3.0
Earnings taxable to members prior to IPO	—	—	(12.3)	(24.5)
Transaction costs	0.1	—	0.1	(8.8)
Noncontrolling interests	(21.7)	—	(13.7)	—
Other	2.8	—	1.7	(0.1)
Effective tax rate	18.1%	—%	11.8%	4.6%
Our net deferred tax assets were $1.4 million and $0.2 million as of September 30, 2015 and December 31, 2014, respectively. The largest components of the net deferred tax assets as of September 30, 2015 were a net operating loss carryforward of $7.4 million offset by a partnership basis difference of $6.2 million.
As of September 30, 2015, we had gross net operating losses ("NOLs") of $21.1 million available to carryforward and offset future taxable income. We had no such NOLs as of December 31, 2014. These NOLs will begin to expire in year 2025, and we anticipate fully utilizing these losses prior to expiration, thus, no valuation allowance has been established.
As of September 30, 2015 and December 31, 2014, we had no uncertain tax positions. We record interest and penalties related to income taxes, if any, as a component of Income tax expense.

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
We review lawsuits and other legal and regulatory matters (collectively “legal proceedings”) on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings where it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts and which represents our best estimate has been recorded. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending cases is generally not yet determinable. Our accrual for legal and regulatory matters was $8.9 million and $11.7 million as of September 30, 2015 and December 31, 2014, respectively. While some of these matters could be material to our operating results or cash flows for any particular period if an unfavorable outcome results, at present we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition.
Litigation Matters
On December 16, 2013, LPS received notice that Merion Capital, L.P. and Merion Capital II, L.P. (together "Merion Capital") were asserting their appraisal right relative to their ownership of 5,682,276 shares of LPS stock in connection with the Acquisition. On February 6, 2014, Merion Capital filed an appraisal proceeding, captioned Merion Capital LP and Merion Capital II, LP v. Lender Processing Services, Inc., C.A. No. 9320-VCL, in the Delaware Court of Chancery seeking a judicial determination of the "fair" value of Merion Capital's 5,682,276 shares of LPS common stock under Delaware law (the “Appraisal Shares”), together with statutory interest. We filed an answer to this suit on March 3, 2014. On September 18, 2014, we reached an agreement with Merion Capital to pay the merger consideration to Merion Capital and stop the accrual of additional statutory interest during the pendency of the appraisal proceeding, and FNF paid Merion Capital the merger consideration (cash and stock), which was previously held in escrow for Merion Capital, in respect of the Appraisal Shares, and BKFS Operating LLC paid interest of $9.0 million through the date of payment. Discovery is ongoing. Trial is currently scheduled for early March 2016. The parties will continue the appraisal proceedings, however, we do not believe the case will result in a material negative outcome to us.
In March 2013, LPS was named as a defendant in a wrongful death case, Benavides-Mejia v. Lender Processing Services, Inc. n/k/a Black Knight InfoServ, LLC. The case was filed as a result of a fire on December 30, 2010 in a four-unit rent controlled apartment building located in Oakland, CA ("the Property") in which three people died. The Property was foreclosed on in 2009, and then assigned to certain subsidiaries of LPS for asset management and preservation. The complaint was filed against Bank of New York, Bank of America, LPS, Security Pacific Brokerage and six independent subcontractors of LPS Field Services n/k/a ServiceLink Field Services, LLC (“Field Services”), alleged negligence and violation of various statutes and regulations, and asserted damages for wrongful death, personal injury, property damage and a host of habitability violations, as well as punitive damages. At a mediation held on May 27, 2015, the parties agreed to settle the matter. Although LPS is named in the case, the ongoing costs of litigation and any resulting potential liability is borne by the underlying businesses at ServiceLink. This matter is subject to a Cross-Indemnity Agreement between BKFS Operating LLC and ServiceLink (see below).
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
Regulatory Matters
Following a review by the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency and the Office of Thrift Supervision (collectively, the “banking agencies”), LPS entered into a consent order (the “Order”) dated April 13, 2011 with the banking agencies. The banking agencies' review of LPS' services included the services provided by its default operations to mortgage servicers regulated by the banking agencies, including document execution services, which were contributed in connection with the Acquisition and Reorganization (see Note 1). The Order does not make any findings of fact or conclusions of wrongdoing, nor does LPS admit any fault or liability. Under the Order, ServiceLink has adopted enhanced compliance, internal audit, risk management and board oversight plans with respect to those businesses. LPS also agreed to engage an independent third party to conduct a risk assessment and review of its default management businesses and document execution services provided to servicers from January 1, 2008 through December 31, 2010, which has been on indefinite hold since June 2013.
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

Effective January 2, 2014, the Technology segment includes the results of Commerce Velocity and the Data and Analytics segment includes the results of Property Insight, which were contributed into BKFS Operating LLC by FNF in transactions between entities under common control during 2014. See Note 1 for further discussion.

BLACK KNIGHT FINANCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

As of and for the three months ended September 30, 2015:

	Technology	Data and Analytics	Corporate and Other	Total
	(in millions)
Revenues	$190.1	$43.5	$—	$233.6
Operating expenses (1)	84.1	36.1	11.2	131.4
Depreciation and amortization	44.2	3.5	1.0	48.7
Transition and integration costs	—	—	0.1	0.1
Operating income (loss)	61.8	3.9	(12.3)	53.4
Total other income (expense)	0.2	—	(17.2)	(17.0)
Earnings (loss) from continuing operations before income taxes	$62.0	$3.9	$(29.5)	$36.4
Balance sheet data:
Total assets	$3,158.6	$310.9	$219.7	$3,689.2
Goodwill	$2,050.7	$173.2	$—	$2,223.9
As of and for the three months ended September 30, 2014:

	Technology	Data and Analytics	Corporate and Other	Total
	(in millions)
Revenues	$178.7	$36.3	$—	$215.0
Operating expenses (1)	81.5	32.5	10.9	124.9
Depreciation and amortization	42.3	3.4	0.7	46.4
Transition and integration costs	0.4	—	7.7	8.1
Operating income (loss)	54.5	0.4	(19.3)	35.6
Total other income (expense)	0.1	(0.2)	(35.5)	(35.6)
Earnings (loss) from continuing operations before income taxes	$54.6	$0.2	$(54.8)	$—
Balance sheet data:
Total assets	$3,149.7	$299.8	$158.7	$3,608.2
Goodwill	$2,050.7	$173.2	$—	$2,223.9
For the nine months ended September 30, 2015:

	Technology	Data and Analytics	Corporate and Other	Total
	(in millions)
Revenues	$560.8	$132.0	$0.1	$692.9
Operating expenses (1)	254.0	110.4	40.5	404.9
Depreciation and amortization	130.2	10.2	3.0	143.4
Transition and integration costs	—	—	7.4	7.4
Operating income (loss)	176.6	11.4	(50.8)	137.2
Total other income (expense)	0.7	—	(78.6)	(77.9)
Earnings (loss) from continuing operations before income taxes	$177.3	$11.4	$(129.4)	$59.3

BLACK KNIGHT FINANCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

For the nine months ended September 30, 2014:

	Technology	Data and Analytics	Corporate and Other	Total
	(in millions)
Revenues	$518.5	$113.3	$—	$631.8
Operating expenses (1)	255.7	107.5	29.3	392.5
Depreciation and amortization	127.4	10.1	3.0	140.5
Transition and integration costs	3.4	0.5	107.1	111.0
Operating income (loss)	132.0	(4.8)	(139.4)	(12.2)
Total other income (expense)	0.5	0.1	(108.4)	(107.8)
Earnings (loss) from continuing operations before income taxes	$132.5	$(4.7)	$(247.8)	$(120.0)
______________________________
(1) Operating expenses within the "Corporate and Other" segment are attributable to unallocated general and administrative expenses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including statements regarding expectations, hopes, intentions or strategies regarding the future are forward-looking statements. Forward-looking statements are based on Black Knight management's beliefs, as well as assumptions made by, and information currently available to, them. Because such statements are based on expectations as to future financial and operating results and are not statements of fact, actual results may differ materially from those projected. Black Knight undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. The risks and uncertainties which forward-looking statements are subject to include, but are not limited to: electronic security breaches against our information systems; our ability to maintain and grow our relationships with our customers; changes to the laws, rules and regulations that impact our and our customers’ businesses; our ability to adapt our services to changes in technology or the marketplace; the impact of any potential defects, development delays, installation difficulties or system failures on our business and reputation; changes in general economic, business, regulatory and political conditions, particularly as they impact the mortgage industry; risks associated with the availability of data; the effects of our substantial leverage on our ability to make acquisitions and invest in our business; risks associated with our structure and status as a “controlled company;” and other risks detailed in the “Statement Regarding Forward-Looking Information,” “Risk Factors” and other sections of our final prospectus dated May 19, 2015 and filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b) under the Securities Act, on May 21, 2015 (the “Final Prospectus”).
The following discussion should be read in conjunction with our Final Prospectus.
History
Black Knight Financial Services, Inc. ("Black Knight") is a holding company that conducts our operations through our interest in Black Knight Financial Services, LLC ("BKFS Operating LLC"), our sole asset.
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
On May 26, 2015, we completed the initial public offering ("IPO") of 18,000,000 shares of our Class A common stock, par value $0.0001 per share ("Class A common stock"), at an offering price of $24.50 per share. We granted the underwriters a 30-day option to purchase an additional 2,700,000 shares of our Class A common stock at the offering price, which was exercised in full. A total of 20,700,000 shares of Class A common stock were issued on May 26, 2015, with net proceeds of $475.1 million, after deducting $32.1 million for the underwriters' discount and IPO-related expenses.
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
We have market leading positions in mortgage processing and technology solutions combined with comprehensive real estate data and extensive analytic capabilities. Our solutions are utilized by 21 of the 25 largest U.S. mortgage originators and all of the 25 largest U.S. mortgage servicers as of June 30, 2015 according to Inside Mortgage Finance's ("IMF") Industry Data Reports, as well as other financial institutions, investors and real estate professionals, to support mortgage lending and servicing operations, analyze portfolios and properties, operate more efficiently, meet regulatory compliance requirements and mitigate risk.
We believe our comprehensive end-to-end, integrated solutions differentiate us from other technology providers serving the mortgage industry and position us particularly well for evolving opportunities in this market. We have served the mortgage and real estate industries for over 50 years and utilize this experience to design and develop solutions that fit our clients’ ever-evolving needs. Our proprietary technology platforms and data and analytics capabilities reduce manual processes, improve compliance and quality, mitigate risk and deliver significant cost savings to our clients. Our scale allows us to continually and cost-effectively invest in our business in order to meet evolving industry requirements and maintain our position as an industry-standard platform for mortgage market participants. Based on the total number of U.S. first lien mortgages outstanding as of September 30, 2015 according to the Black Knight Mortgage Monitor Report, our proprietary technology platform services 58% of all U.S. first lien mortgages, reflecting our leadership in the mortgage servicing market.
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
Underlying the three major components of the mortgage loan life cycle is the technology, data and analytics support behind each process, which has become increasingly critical to industry participants due to the complexity of regulatory requirements. As the industry has grown in complexity, participants have responded by outsourcing to large scale specialty providers, automating manual processes and seeking end-to-end solutions that support the processes required to manage the entire mortgage loan life cycle.
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

•
Increased regulation. Most U.S. mortgage market participants have become subject to increasing regulatory oversight and regulatory requirements as federal and state governments have enacted various new laws, rules and regulations. One example of such legislation is the Dodd-Frank Act, which contains broad changes for many sectors of the financial services and lending industries and established the CFPB, a new federal regulatory agency responsible for regulating consumer financial protection within the United States. It is our experience that mortgage lenders have become more focused on the risk of non-compliance with these evolving regulations and are focused on technologies and solutions that help them comply with the increased regulatory oversight and burdens. The CFPB final rules became effective October 2015, amending Regulation Z (the Truth in Lending Act) and Regulation X (Real Estate Settlement Procedures Act) (the “TILA-RESPA Rule”) to consolidate existing loan disclosures under TILA and RESPA for closed-end credit transactions secured by real property. The TILA-RESPA Rule requires (i) timely delivery of a loan estimate upon receipt of a consumer’s application and (ii) timely delivery of a closing disclosure prior to consummation. The TILA-RESPA Rule also imposes certain restrictions, including the prohibition of imposing fees prior to provision of an estimate and the prohibition of providing estimates prior to a consumer’s submission of verifying documents.

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

Regulators have increasingly focused on better disclosure, improved risk mitigation and enhanced oversight. Mortgage lenders, large and small alike, have experienced higher costs in order to comply with this higher level of regulation. Despite these new regulatory burdens, the mortgage industry remains a competitive marketplace with numerous large lenders and smaller institutions competing for new loan originations. In order to comply with this increased regulatory burden and compete more effectively, mortgage market participants have continued to outsource mission-critical functions to third-party technology providers that can offer comprehensive and integrated solutions that are also cost effective due to their deep domain expertise and economies of scale.
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

•
Transition and integration costs for 2014 consisted of incremental costs associated with executing the Acquisition, as well as the related transitioning costs including employee severance, expenses associated with our former Synergy Incentive Program, certain other non-recurring professional and other costs, as well as member management fees paid to FNF and THL Managers LLC. In 2015, these consist of costs related to the IPO, as well as member management fees through May 25, 2015.

•
Interest expense, net for 2014 and through May 26, 2015 consisted of interest on our Senior Notes and interest on our intercompany loans that were payable to FNF. Subsequent to May 26, 2015, Interest expense, net consists of interest on our Senior Notes, interest on our new credit facilities, commitment fees on our Revolving Credit Facility, agency fees, rating agency fees and a guarantee fee that we pay FNF for its ongoing guarantee of our Senior Notes. See Note 4 in the Notes to Condensed Consolidated Financial Statements (Unaudited) for further discussion.

•
Other expense for 2014 consists of costs associated with the Merion Capital legal matter that resulted from the Acquisition, including interest and estimated costs to defend ourselves in this matter. On September 18, 2014, we reached an agreement with Merion Capital to resolve an interest motion and FNF paid Merion Capital the merger consideration (cash and stock). As of December 31, 2014, Black Knight has incurred expenses of $11.9 million in connection with this matter, including $9.0 million for interest accrued through the settlement date and a $2.9 million accrual for legal defense expenses. To date, we have paid $9.0 million for the interest as well as $0.9 million of the accrued legal expenses. We have not incurred any costs of this nature during the three or nine months ended September 30, 2015. Other expense for the nine months ended September 30, 2015 includes a $4.8 million loss on the extinguishment of the Senior Notes.

•	Income tax expense (benefit) represents federal, state and local taxes based on income attributable to Black Knight in multiple jurisdictions.

Consolidated Results of Operations
The following table presents certain financial data for the periods indicated:
	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(Dollars in millions)
Revenues	$233.6	$215.0	$692.9	$631.8

Operating expenses	131.4	124.9	404.9	392.5
Depreciation and amortization	48.7	46.4	143.4	140.5
Transition and integration costs	0.1	8.1	7.4	111.0
Total expenses	180.2	179.4	555.7	644.0
Operating income (loss)	53.4	35.6	137.2	(12.2)
Operating margin	22.9%	16.6%	19.8%	(1.9)%
Interest expense, net	(17.0)	(32.6)	(73.3)	(96.8)
Other expense, net	—	(3.0)	(4.6)	(11.0)
Earnings (loss) from continuing operations before income taxes	36.4	—	59.3	(120.0)
Income tax expense (benefit)	6.6	0.2	7.0	(5.5)
Net earnings (loss) from continuing operations	29.8	(0.2)	52.3	(114.5)
Earnings (loss) from discontinued operations, net of tax	0.2	(0.8)	—	(0.8)
Net earnings (loss)	$30.0	$(1.0)	$52.3	$(115.3)

Revenues
Consolidated revenues were $233.6 million and $215.0 million in the three-month periods ended September 30, 2015 and 2014, respectively, and $692.9 million and $631.8 million in the nine-month periods ended September 30, 2015 and 2014, respectively. The change in revenues is discussed further at the segment level below.
Segment Results of Operations
The following table sets forth revenues by segment for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(In millions)
Technology	$190.1	$178.7	$560.8	$518.5
Data and Analytics	43.5	36.3	132.0	113.3
Corporate and Other	—	—	0.1	—
Total	$233.6	$215.0	$692.9	$631.8
Technology segment revenues were $190.1 million in the three months ended September 30, 2015 as compared to $178.7 million in the 2014 period, an increase of $11.4 million, or 6%. In our servicing technology business, the increase was driven by higher loan counts on our servicing platform and increased communication and usage fees. In our origination technology business, the increase was driven by increased professional services and processing revenues from loan origination systems clients that more than offset termination fees in the third quarter of 2014. Technology segment revenues were $560.8 million in the nine months ended September 30, 2015 as compared to $518.5 million in the 2014 period, an increase of $42.3 million or 8%. In our servicing technology business, revenue growth was driven by higher loan counts as well as increased usage and communication fees. In our origination technology business, revenue growth was driven by increased professional services and processing revenues from loan origination systems clients and revenue recognition from a large Closing Insight client.
Data and Analytics segment revenues were $43.5 million in the three months ended September 30, 2015 as compared to $36.3 million in the 2014 period, an increase of $7.2 million, or 20%. The increase was driven primarily by revenues from long-term strategic data licensing agreements. Data and Analytics segment revenues were $132.0 million in the nine months ended September 30, 2015 as compared to $113.3 million in the 2014 period, an increase of $18.7 million or 17%. The increase was driven primarily by additional revenue from long-term strategic data licensing agreements.
Operating Expenses
Consolidated operating expenses were $131.4 million and $124.9 million in the three-month periods ended September 30, 2015 and 2014, respectively, and $404.9 million and $392.5 million in the nine-month periods ended September 30, 2015 and 2014, respectively. The changes in operating expenses are discussed further at the segment level below.
The following table sets forth operating expenses by segment for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(In millions)
Technology	$84.1	$81.5	$254.0	$255.7
Data and Analytics	36.1	32.5	110.4	107.5
Corporate and Other	11.2	10.9	40.5	29.3
Total	$131.4	$124.9	$404.9	$392.5
Technology segment operating expenses were $84.1 million in the three-month period ended September 30, 2015 as compared to $81.5 million in the 2014 period, representing an increase of $2.6 million, or 3%. Technology segment operating expenses were $254.0 million in the nine-month period ended September 30, 2015 as compared to $255.7 million in the 2014 period, a decrease of $1.7 million, or 1%.
Data and Analytics operating expenses were $36.1 million in the three-month period ended September 30, 2015 as compared to $32.5 million in the 2014 period, an increase of $3.6 million, or 11%. Data and Analytics operating expenses were $110.4 million in the nine-month period ended September 30, 2015 as compared to $107.5 million in the 2014 period, an increase of $2.9 million, or 3%. The increase in both periods was driven by higher cost of goods sold associated with data acquisition activities.

Corporate and Other operating expenses were $11.2 million in the three-month period ended September 30, 2015 as compared to $10.9 million in the 2014 period, an increase of $0.3 million, or 3%. Corporate and Other operating expenses were $40.5 million in the nine-month period ended September 30, 2015 as compared to $29.3 million in the 2014 period, an increase of $11.2 million, or 38%. The increase in the nine-month period was primarily driven by higher incentive bonus accruals, the addition of public company costs, professional fees, severance expenses related to cost-reduction efforts and a one-time tax incentive rebate in 2014.
Depreciation and Amortization
Consolidated depreciation and amortization was $48.7 million and $46.4 million in the three-month periods ended September 30, 2015 and 2014, respectively, and $143.4 million and $140.5 million in the nine month-periods ended September 30, 2015 and 2014, respectively. The changes in depreciation and amortization are discussed further at the segment level below.
The following table sets forth depreciation and amortization by segment for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(In millions)
Technology	$44.2	$42.3	$130.2	$127.4
Data and Analytics	3.5	3.4	10.2	10.1
Corporate and Other	1.0	0.7	3.0	3.0
Total	$48.7	$46.4	$143.4	$140.5
Technology segment depreciation and amortization was $44.2 million in the three-month period ended September 30, 2015 as compared to $42.3 million in the 2014 period, representing an increase of $1.9 million, or 4%. Technology segment depreciation and amortization was $130.2 million in the nine-month period ended September 30, 2015 as compared to $127.4 million in the 2014 period, an increase of $2.8 million, or 2%. The main driver of the increase is the amortization of deferred contract costs relating to client implementations. These costs are capitalized and then amortized over the life of the respective contracts.
Data and Analytics segment depreciation and amortization was $3.5 million in the three-month period ended September 30, 2015 as compared to $3.4 million in the 2014 period, representing an increase of $0.1 million, or 3%. Data and Analytics segment depreciation and amortization was $10.2 million for the nine-month period ended September 30, 2015 as compared to $10.1 million in the 2014 period, representing an increase of $0.1 million, or 1%.
Transition and Integration Costs
Transition and integration costs during the nine months ended September 30, 2015 represent management fees paid to FNF and THL, through May 25, 2015, prior to the IPO, and costs related to the IPO. The transition and integration costs in 2014 primarily represent legal and professional fees related to the Acquisition, severance, transaction-related bonuses and management fees paid to FNF and THL.
Operating Income (Loss)
Consolidated operating income (loss) was $53.4 million and $35.6 million in the three-month periods ended September 30, 2015 and 2014, respectively, and $137.2 million and $(12.2) million in the nine-month periods ended September 30, 2015 and 2014, respectively. The changes in operating income (loss) are discussed further at the segment level below.
The following table sets forth operating income (loss) by segment for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(In millions)
Technology	$61.8	$54.5	$176.6	$132.0
Data and Analytics	3.9	0.4	11.4	(4.8)
Corporate and Other	(12.3)	(19.3)	(50.8)	(139.4)
Total	$53.4	$35.6	$137.2	$(12.2)
Technology segment operating income was $61.8 million in the three-month period ended September 30, 2015 as compared to $54.5 million in the 2014 period, representing an increase of $7.3 million, or 13%. Operating margin was 32.5% in the three months ended September 30, 2015 as compared to 30.5% in 2014. The increase is due to higher contribution margin from the revenue growth. Technology segment operating income was $176.6 million in the nine-month period ended September 30, 2015 as compared to $132.0 million in the 2014 period, an increase of $44.6 million, or 34%. The increase was driven mainly by the revenue growth and expense reductions discussed above. Operating margin was 31.5% in the nine months ended September 30, 2015 as compared to 25.5% in 2014. The increase was driven by the incremental benefit from cost reduction actions taken in 2014 as well as higher contribution margin from the revenue growth.
Data and Analytics segment operating income was $3.9 million in the three-month period ended September 30, 2015 as compared to $0.4 million in the 2014 period, representing an increase of $3.5 million, or 875%. Operating margin was 9.0% in the three months ended September 30, 2015 as compared 1.1% in 2014. The increase is due to higher contribution margin from the revenue growth. Data and Analytics segment operating income (loss) was $11.4 million in the nine-month period ended September 30, 2015 as compared to $(4.8) million in the 2014 period, an increase of $16.2 million. Operating margin was 8.6% in the nine months ended September 30, 2015 as compared to (4.2)% in 2014. The increase was driven by the incremental benefit from cost reduction actions taken in 2014 as well as higher contribution margin from the revenue growth.
Corporate and Other operating loss was $12.3 million in the three-month period ended September 30, 2015 as compared to $19.3 million in the 2014 period, representing a decrease of $7.0 million, or 36%. The loss in the 2015 period includes $0.1 million of transition and integration costs compared to $7.7 million in the 2014 period. Corporate and Other operating loss was $50.8 million in the nine-month period ended September 30, 2015 as compared to $139.4 million in the 2014 period, a decrease of $88.6 million, or 64%. The loss in the 2015 period includes $7.4 million of transition and integration costs compared to $107.1 million in the 2014 period.
Interest Expense, Net
Interest expense, net was $17.0 million in the three months ended September 30, 2015 compared to $32.6 million in the 2014 period, a decrease of $15.6 million, or 48%. Interest expense, net was $73.3 million in the nine months ended September 30, 2015 compared to $96.8 million in the 2014 period, a decrease of $23.5 million, or 24%. The decrease in both periods is attributable to lower interest payments as a result of our new credit facilities entered into during the second quarter of 2015 as well as lower debt outstanding following the IPO. See Note 4 to the Notes to Condensed Consolidated Financial Statements (Unaudited) for a more detailed discussion of the changes to our debt.
Income Tax Expense (Benefit)
Income tax expense was $6.6 million and $0.2 million for the three months ended September 30, 2015 and 2014, respectively. Income tax expense as a percentage of earnings before income taxes was 18.1% and 0.0% for the three-month periods ended September 30, 2015 and 2014, respectively.
Income tax expense (benefit) was $7.0 million and $(5.5) million for the nine months ended September 30, 2015 and 2014, respectively. Income tax expense (benefit) as a percentage of earnings (loss) before income taxes was 11.8% and 4.6% for the nine-month periods ended September 30, 2015 and 2014, respectively.
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
As of September 30, 2015, we had cash on hand of $129.0 million and debt of $1,679.0 million (excluding the debt issuance costs and the unamortized premium associated with our Senior Notes). We believe that our cash flow from operations and available cash and cash equivalents are sufficient to meet our liquidity needs, including the repayment of our outstanding debt, for at least the next 12 months. We anticipate that to the extent that we require additional liquidity, it will be funded through borrowings on our Revolving Credit Facility, the incurrence of other indebtedness, equity issuance or a combination thereof. We cannot be assured that we will be able to obtain this additional liquidity on reasonable terms, or at all. The loss of the largest lender on our Revolving Credit Facility would reduce our borrowing capacity by $36.7 million. Additionally, our liquidity and our ability to meet our obligations and fund our capital requirements are also dependent on our future financial performance, which is subject to general economic, financial and other factors that are beyond our control. Accordingly, we cannot be assured that our business will generate sufficient cash flow from operations or that future borrowings will be available from additional indebtedness or otherwise to meet our liquidity needs. Although we have no specific current plans to do so, if we decide to pursue one or more significant acquisitions, we may incur additional debt or sell additional equity to finance such acquisitions.

Cash Flows
The following table provides a summary of cash flows from operating, investing and financing activities for the periods presented:

	Nine months ended September 30,
	2015	2014
	(In millions)
Cash flows from operating activities	$158.9	$(24.2)
Cash flows from investing activities	(81.3)	(42.6)
Cash flows from financing activities	(10.5)	119.2
Net increase in cash and cash equivalents	$67.1	$52.4
Operating Activities
Cash flows from operating activities reflect net earnings (loss) adjusted for certain non-cash items and changes in certain assets and liabilities.
Cash provided by (used in) operating activities was $158.9 million and $(24.2) million for the nine-month periods ended September 30, 2015 and 2014, respectively. The increase in cash provided by operating activities in the nine months ended September 30, 2015 as compared to the 2014 period is primarily related to increased earnings in the 2015 period as well as non-recurring costs paid in the 2014 period relating to the Acquisition.
Investing Activities
Investing cash flows consist primarily of capital expenditures, acquisitions and dispositions. Our principal capital expenditures are for computer software (purchased and internally developed) and additions to property and equipment.
Cash used in investing activities was $81.3 million and $42.6 million for the nine-month periods ended September 30, 2015 and 2014, respectively. The increase in cash used in investing activities in the nine months ended September 30, 2015 as compared to the 2014 period is primarily related to increased capital expenditures in the 2015 period due to the timing of our capital projects as well as an additional investment in our property records database.
Financing Activities
Financing cash flows consist primarily of our borrowings, related debt issuance costs, principal payments proceeds from the IPO and capital transactions related to the Acquisition and Internal Reorganization.
Cash (used in) provided by financing activities was $(10.5) million and $119.2 million for the nine-month periods ended September 30, 2015 and 2014, respectively. In the 2015 period, we had cash inflows of $1,299.0 million in borrowings, net of original issue discount, and $479.3 in gross proceeds from the IPO. These were offset by cash outflows of $1,734.9 million in debt service payments, $20.6 million in debt issuance costs, $17.3 million to the THL Intermediaries in connection with their merger with and into us in connection with the IPO, $11.8 million in call premium on the partial redemption of the Senior Notes and $4.2 million in costs attributable to the IPO. The 2014 period includes cash inflows of $469.0 million from the acquisition of LPS by FNF and $88.0 million in borrowings. These amounts were offset by $412.7 million in debt service payments and a $25.1 million distribution to members.
Financing
For a description of our financing arrangements, see Note 4 to the Notes to Condensed Consolidated Financial Statements (Unaudited) included in Item 1 of Part 1 of this Report, which is incorporated by reference into this Part I Item 2.
Contractual Obligations
Our long-term contractual obligations generally include our debt and related interest payments, data processing and maintenance commitments and operating lease payments on certain of our property and equipment. There have been no material changes to our contractual obligations described in our Form 10-Q filed with the SEC on August 4, 2015.
Indemnifications and Warranties
We often indemnify our clients against damages and costs resulting from claims of patent, copyright, trademark infringement or breaches of confidentiality associated with use of our software through software licensing agreements. Historically, we have not made any payments under such indemnifications, but continue to monitor the conditions that are subject to the indemnifications to identify whether a loss has occurred that is both probable and estimable that would require recognition. In addition, we warrant to clients that our software operates substantially in accordance with the software specifications. Historically, no costs have been incurred related to software warranties and none are expected in the future, and as such no accruals for warranty costs have been made.
Off-Balance Sheet Arrangements
We do not have any material off-balance sheet arrangements other than operating leases.
Critical Accounting Policies
There have been no material changes to our critical accounting policies described in our Final Prospectus.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
We are exposed to interest rate risk in connection with our Facilities, which are subject to variable interest rates. Based on the amount outstanding under our Facilities as of September 30, 2015, a change of one percentage point in the applicable interest rate would cause an increase or decrease in interest expense of approximately $10.9 million on an annual basis based on the principal outstanding as of September 30, 2015.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q.
There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit with the SEC are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
None.
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

101
The following materials from Black Knight Financial Services, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets (Unaudited), (ii) the Condensed Consolidated Statements of Operations and Comprehensive Earnings (Loss) (Unaudited), (iii) the Condensed Consolidated Statement of Equity (Unaudited), (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited), and (v) the Notes to Condensed Consolidated Financial Statements (Unaudited).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	October 30, 2015	BLACK KNIGHT FINANCIAL SERVICES, INC. (registrant)
		By:	/s/ Kirk T. Larsen
Kirk T. Larsen
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

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

101
The following materials from Black Knight Financial Services, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets (Unaudited), (ii) the Condensed Consolidated Statements of Operations and Comprehensive Earnings (Loss) (Unaudited), (iii) the Condensed Consolidated Statement of Equity (Unaudited), (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited), and (v) the Notes to Condensed Consolidated Financial Statements (Unaudited).