Form 10-K
period 2015-12-31
Black Knight Financial Services, Inc.
filed 2016-02-26
CIK 1627014

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  Commission File No. 1-32630
 _________________________________
  Black Knight Financial Services, Inc.
(Exact name of registrant as specified in its charter)

Delaware	16-1725106
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

601 Riverside Avenue Jacksonville, Florida 32204 (Address of principal executive offices, including zip code)	(904) 854-8100 (Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
The aggregate market value of the shares of our Class A common stock held by non-affiliates of the registrant as of June 30, 2015 was $639,009,000 based on the closing price of $30.87 as reported by the New York Stock Exchange.
As of February 25, 2016 there were 69,103,428 shares of Class A common stock outstanding and 84,826,282 shares of Class B common stock outstanding.
The information in Part III hereof for the fiscal year ended December 31, 2015, will be filed within 120 days after the close of the fiscal year that is the subject of this Report.

BLACK KNIGHT FINANCIAL SERVICES, INC.
2015 FORM 10-K ANNUAL REPORT

i

Part I

Item 1.	Business
Overview
Black Knight Financial Services, Inc., ("Black Knight," the "Company", "we", "us"or "our") together with its subsidiaries, is a leading provider of integrated technology, workflow automation and data and analytics to the mortgage industry. Our solutions facilitate and automate many of the mission-critical business processes across the entire mortgage loan life cycle, from origination until asset disposition. We believe we differentiate ourselves by the breadth and depth of our comprehensive, integrated solutions and the insight we provide to our clients.
We have market leading positions in mortgage processing and technology solutions combined with comprehensive real estate data and extensive analytic capabilities. Our solutions are utilized by U.S. mortgage originators and mortgage servicers, as well as other financial institutions, investors and real estate professionals, to support mortgage lending and servicing operations, analyze portfolios and properties, operate more efficiently, meet regulatory compliance requirements and mitigate risk.
The U.S. mortgage market is undergoing significant change, and mortgage market participants have been subjected to more stringent oversight in recent years. Regulators have increasingly focused on better disclosure, improved risk mitigation and enhanced oversight. Mortgage lenders large and small have experienced higher costs in order to comply with this higher level of regulation. Despite these new regulatory burdens, the mortgage industry remains a competitive marketplace with numerous large lenders and smaller institutions competing for new loan originations. In order to comply with this increased regulatory burden and compete more effectively, mortgage market participants have continued to outsource mission-critical functions to third party technology providers that can offer comprehensive and integrated solutions, which are also cost-effective, due to their deep domain expertise and economies of scale.
We believe our comprehensive end-to-end, integrated solutions differentiate us from other technology providers serving the mortgage industry and position us particularly well for evolving opportunities in this market. We have served the mortgage and real estate industries for over 50 years and utilize this experience to design and develop solutions that fit our clients’ ever-evolving needs. Our proprietary technology platforms and data and analytics capabilities reduce manual processes, improve compliance and quality, mitigate risk and deliver significant cost savings to our clients. Our scale allows us to continually and cost-effectively invest in our business in order to meet evolving industry requirements and maintain our position as an industry-standard platform for mortgage market participants. Based on the total number of U.S. first lien mortgages outstanding as of December 31, 2015, according to the Black Knight Mortgage Monitor Report, our proprietary technology platform is used to service approximately 59% of all U.S. first lien mortgages, reflecting our leadership in the mortgage servicing market. Our market share has grown by more than five percentage points over the last five years.
Our business is organized into two segments:
Technology - offers software and hosting solutions that support loan servicing, which include core mortgage servicing, specialty mortgage servicing, including loss mitigation and default workflow management, loan origination and settlement services.
Data and Analytics - offers solutions to enhance and support our technology products in the mortgage, real estate and capital markets industries. These solutions include property ownership data, lien data, servicing data, automated valuation models, collateral risk scores, prepayment and default models, lead generation and other data solutions. Our data sets represent metropolitan statistical areas that cover 99.99% of the U.S. population and 96% of all mortgage transactions according to 2012 U.S. census data.
We offer our solutions to a wide range of clients across the mortgage industry. The quality and breadth of our solutions contributes to the long-standing nature of our relationships with our clients, the majority of whom enter into long-term contracts across multiple products that are embedded in their mission critical workflow and decision processes. Given the contractual nature of our revenues and stickiness of our client relationships, our revenues are highly visible and recurring in nature. Due to our integrated suite of solutions and our scale in the mortgage market, we are able to drive significant operating leverage, which we believe enables our clients to operate more efficiently while allowing us to generate strong margins and cash flow.
Our History
Our business generally represents a reorganization of the former Technology, Data and Analytics segment of Lender Processing Services, Inc. ("LPS"), a former provider of integrated technology, data and services to the mortgage lending industry in the United States. Our business also includes the businesses of Fidelity National Commerce Velocity, LLC ("Commerce Velocity") and Property Insight, LLC ("Property Insight"), two companies that were contributed to us by our majority owner, Fidelity National Financial, Inc. ("FNF").

Acquisition of LPS by FNF and Subsequent Reorganization
On January 2, 2014, FNF acquired LPS (the "Acquisition") and as a result, LPS became an indirect, wholly-owned subsidiary of FNF. Upon the closing of the Acquisition, the shares of LPS common stock, which previously traded under the ticker symbol “LPS” on the New York Stock Exchange ("NYSE"), ceased trading on, and were delisted from, the NYSE.
Following the Acquisition, on January 3, 2014, a series of transactions were effected (the "Internal Reorganization"), pursuant to which (i) LPS was converted into a limited liability company and renamed Black Knight InfoServ, LLC ("BKIS"), a Delaware limited liability company; (ii) the former Transaction Services businesses of LPS were transferred by BKIS to Black Knight Holdings, Inc. ("BKHI"), a Delaware corporation and wholly-owned subsidiary of FNF, and contributed by BKHI to another of its then wholly-owned subsidiaries, ServiceLink Holdings, LLC, a Delaware limited liability company ("ServiceLink"); (iii) Black Knight Financial Services, LLC ("BKFS LLC") acquired all of the membership interests of BKIS; and (iv) all of the outstanding membership interests of Commerce Velocity were contributed by BKHI to BKFS LLC.
As a result of the Internal Reorganization, BKFS LLC owns substantially all of the former Technology, Data and Analytics segment of LPS and Commerce Velocity. BKFS LLC did not acquire the former Transaction Services segment of LPS.
Following the Internal Reorganization, BKFS LLC issued, in the aggregate, 35.0% of the membership interests ("Units") of BKFS LLC, to (i) certain affiliates of Thomas H. Lee Partners, L.P., a Delaware limited partnership ("THL") (we refer to THL Equity Fund VI Investors (BKFS-NB), LLC, a Delaware limited liability company, THL Equity Fund VI Investors (BKFS-LM), LLC, a Delaware limited liability company, THL Equity Fund VI Investors (BKFS) III, L.P., a Delaware limited partnership, THL Equity Fund VI Investors (BKFS), L.P., a Delaware limited partnership, THL Equity Fund VI Investors (BKFS) II, L.P., a Delaware limited partnership, Thomas H. Lee Equity Fund VI, L.P., a Delaware limited partnership, Thomas H. Lee Parallel Fund VI, L.P., a Delaware limited partnership, Thomas H. Lee Parallel (DT) Fund VI, L.P., a Delaware limited partnership, THL Coinvestment Partners, L.P., a Delaware limited partnership, THL Operating Partners, L.P., a Delaware limited partnership, Great-West Investors, L.P., a Delaware limited partnership and Putnam Investments Employees’ Securities Company III, LLC, a Delaware limited liability company, collectively, as the "THL Affiliates"), and (ii) THL Black Knight I Holding Corp. and THL Investors Black Knight I Holding Corp., (together, the "THL Intermediaries"), each of which is a Delaware corporation and an affiliate of THL, formed for the purpose of holding investments in BKFS LLC.
Following the Internal Reorganization and the subsequent issuance of Units to THL, BKFS LLC was majority owned by FNF through its wholly-owned subsidiary, BKHI, and certain affiliates of FNF and BKHI, and minority owned by THL through certain THL Affiliates and THL Intermediaries.
Contribution of Property Insight
On June 2, 2014, as part of an additional internal reorganization, two wholly-owned subsidiaries of FNF contributed to BKFS LLC their respective interests in Property Insight, which provides property information used by title insurance underwriters, title agents and closing attorneys to underwrite title insurance policies for real property sales and transfers. As a result, BKFS LLC is the sole member of Property Insight. In connection with the Property Insight contribution, BKFS LLC issued an additional 6.4 million Units to certain affiliates of BKHI. As a result of this issuance, THL Affiliates’ and THL Intermediaries’ combined percentage ownership in BKFS LLC was reduced from 35.0% to 32.9%, and FNF’s percentage of beneficial ownership of BKFS LLC increased from 65.0% to 67.1%.
Initial Public Offering
On May 26, 2015, we completed our initial public offering ("IPO") in which we issued and sold 20,700,000 shares of our Class A common stock at a price of $24.50 per share. In connection with our IPO, we effected several reorganization transactions (the "Offering Reorganization"). See Note 1 to the Notes to Consolidated and Combined Financial Statements for a more detailed discussion of the IPO.
Our Corporate Structure
Black Knight conducts its business through BKFS LLC and its subsidiaries. We have a sole managing member interest in BKFS LLC, which grants us the exclusive authority to manage, control and operate the business and affairs of BKFS LLC and its subsidiaries, pursuant to the terms of its Second Amended and Restated Limited Liability Company Agreement ("LLC Agreement"). Under the terms of the LLC Agreement, we are authorized to manage the business of BKFS LLC, including enter into contracts, manage bank accounts, hire employees and agents, incur and pay debts and expenses, merge or consolidate with other entities and pay taxes. We consolidate BKFS LLC in our consolidated financial statements and report a noncontrolling interest related to the Units in BKFS LLC held by BKHI and certain of its affiliates and certain THL Affiliates. Shareholders of Black Knight indirectly control BKFS LLC through our managing member interest.
FNF, through BKHI and certain of its affiliates, and certain THL Affiliates hold Units and a number of shares of our Class B common stock equal to the number of Units held by each such owner. These owners have the right to exchange their Units, together with the corresponding shares of our Class B common stock, which will be canceled in connection with an exchange, for cash from BKFS LLC or, at our option, shares of our Class A common stock pursuant to the terms of the LLC Agreement.
Our corporate structure, as described above, is commonly referred to as an “Up-C” structure, which is often used by partnerships and limited liability companies when they undertake an initial public offering. Our Up-C structure allows the owners of BKFS LLC to realize tax benefits associated with ownership interests in an entity that is treated as a partnership, or “passthrough” entity, for income tax purposes. These benefits include limiting entity level corporate taxes. Because Units are exchangeable for cash from BKFS LLC or, at our option, shares of our Class A common stock, the Up-C structure also provides the owners of BKFS LLC potential liquidity that holders of privately held limited liability companies are not typically afforded. The owners of BKFS LLC also have voting rights in Black Knight equal to those of holders of our Class A common stock through their ownership of shares of our Class B common stock. Black Knight also holds Units and receives the same benefits as the other holders of Units on account of its ownership in an entity treated as a partnership, or passthrough entity, for income tax purposes. Meanwhile, holders of our Class A common stock have economic and voting rights similar to those of holders of common stock of non-Up-C structured public companies.
Generally, we receive a pro-rata share of any distributions made by BKFS LLC to its members, which include us, BKHI and certain of its affiliates and certain THL Affiliates. However, pursuant to the LLC Agreement, BKFS LLC is required to make tax distributions to help each of the holders of the Units pay taxes according to such holder’s allocable share of taxable income rather than on a pro-rata basis. Additionally, tax distributions are required to be made based upon an assumed tax rate, and, under certain circumstances, BKFS LLC may make tax distributions that, in the aggregate, exceed the amount of taxes that BKFS LLC would have paid if it were a similarly situated corporate taxpayer. Funds used by BKFS LLC to satisfy its tax distribution obligations are not available for reinvestment in our business. See “Risk Factors-Risks Related to Our Structure.”
Black Knight is a holding company and its sole asset is its interest in BKFS LLC. Black Knight, through our sole managing member interest, has 100% of the voting power in BKFS LLC and, through our ownership of Units, we had 44.5% of the economic interests in BKFS LLC immediately following the IPO. Investors in Black Knight hold an indirect interest in BKFS LLC through us.
Our Industry
The mortgage loan life cycle includes origination, servicing and default. Mortgages are originated through home purchases or refinancings of existing mortgages. Once a mortgage is originated, it is serviced on a periodic basis by mortgage servicers, which may not be the lenders that originated the mortgage. Furthermore, if a mortgage goes into default, it triggers a set of multifaceted processes with an assortment of potential outcomes depending on a mix of variables.
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

Overview of the Mortgage Servicing Market
The U.S. mortgage servicing market is comprised of first and second lien mortgage loans. As of December 31, 2015, the first lien mortgage market represents approximately 51 million mortgage loans according to the Black Knight Mortgage Monitor Report. The second lien mortgage market represents approximately 17 million mortgage loans according to the January 2016 Federal Reserve Bank of New York Report. Even through housing downturns, the mortgage servicing market generally remains stable, as the total number of mortgage loans outstanding tends to stay more constant than mortgage originations.
While delinquent mortgages typically represent a small portion of the overall loan servicing market, the mortgage default process is long and complex and involves multiple parties, a significant exchange of data and documentation and extensive regulatory requirements. Providers in the default process must be able to meet strict regulatory guidelines, which we believe are best met through the use of technology.
Overview of the Mortgage Origination Market
The U.S. mortgage origination market consists of both purchase and refinance originations. According to the Mortgage Bankers Association ("MBA") Mortgage Finance Forecast as of February 18, 2016, the U.S. mortgage origination market is expected to be approximately $1.5 trillion in 2016. The mortgage origination process is complex and involves multiple parties, significant data exchange and significant regulatory oversight, which requires scale and substantial industry experience.
Recent Trends in the Mortgage Industry
The U.S. mortgage market has seen significant change over the past few years and is expected to continue to evolve going forward. Increased origination volatility and key regulatory actions arising from the recent financial crisis, such as the Dodd-Frank

Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act") and the establishment of the Consumer Financial Protection Bureau ("CFPB"), impose new and evolving standards for market participants. These regulatory changes have spurred lenders and servicers to seek technology solutions that facilitate the meeting of compliance obligations in the face of a changing regulatory environment while remaining efficient and profitable.

•
Increased regulation. Most U.S. mortgage market participants have become subject to increasing regulatory oversight and regulatory requirements as federal and state governments have enacted various new laws, rules and regulations. One example of such legislation is the Dodd-Frank Act, which contains broad changes for many sectors of the financial services and lending industries and established the CFPB, a new federal regulatory agency responsible for regulating consumer financial protection within the United States. It is our experience that mortgage lenders have become more focused on minimizing the risk of non-compliance with these evolving regulations and are looking toward technologies and solutions that help them to comply with the increased regulatory oversight and burdens. The CFPB final rules became effective October 2015, amending Regulation Z (the Truth in Lending Act) ("TILA") and Regulation X (Real Estate Settlement Procedures Act) ("RESPA") (the “TILA-RESPA Rule”) to consolidate existing loan disclosures under TILA and RESPA for closed-end credit transactions secured by real property. The TILA-RESPA Rule requires (i) timely delivery of a loan estimate upon receipt of a consumer’s application and (ii) timely delivery of a closing disclosure prior to consummation of a transaction. The TILA-RESPA Rule also imposes certain restrictions, including the prohibition of imposing fees prior to provision of an estimate and the prohibition of providing estimates prior to a consumer’s submission of verifying documents.

•
Lenders increasingly focused on core operations. As a result of greater regulatory scrutiny and the higher cost of doing business, we believe lenders have become more focused on their core operations and customers. We believe lenders are increasingly shifting from in-house technologies to solutions with third-party providers who can provide better technology and services more efficiently. Lenders require these vendors to provide best-in-class technology and deep domain expertise and to assist them in maintaining regulatory compliance.

•
Growing role of technology in the U.S. mortgage industry. Banks and other lenders and servicers have become increasingly focused on technology automation and workflow management to operate more efficiently and meet their regulatory guidelines. We believe that vendors must be able to support the complexity of the market, display extensive industry knowledge and possess the financial resources to make the necessary investments in technology to support lenders.

•
Increased demand for enhanced transparency and analytic insight. As U.S. mortgage market participants work to minimize the risk in lending, servicing and capital markets, they rely on the integration of data and analytics with technologies that enhance the decision making process. These industry participants rely on large comprehensive third party databases coupled with enhanced analytics to achieve these goals.

Our Solutions
Our solutions provide U.S. mortgage industry participants with a comprehensive, integrated technology and workflow management solution set that is supported by what we believe is industry-leading data and analytics to enhance capabilities and drive efficiencies while assisting our clients to maintain regulatory compliance.
Technology Solutions
Our Technology segment offers leading software and hosting solutions that facilitate and automate many of the business processes across the life cycle of a mortgage. These solutions primarily consist of mortgage origination, processing and workflow management software applications coupled with related support and services.
Our clients in this segment are primarily mortgage lenders and servicers. We believe they use our technology and services to reduce their operating costs, improve their ability to provide superior customer service and enhance the quality and consistency of various aspects of their mortgage operations. We continually work with our clients to enhance and integrate our software and services in order to assist them in gaining the greatest value from the solutions we provide.
The primary applications and services within our Technology segment are as follows:

•
Servicing Technology. Our mortgage servicing platform ("MSP") is a software as a service ("SaaS") application that automates loan servicing, including loan setup and ongoing processing, customer service, accounting and reporting to the secondary mortgage market and investor reporting. MSP serves as a core application and database of record for non-delinquent first and second lien mortgages.

When a bank hires us to process its mortgage portfolio, we provide a hosted software solution and system support personnel whose role is to ensure our system remains up and running 24 hours a day, seven days a week, to monitor our programs and interfaces effectively, to make system and application changes as necessary and to assist our clients in becoming or remaining compliant with applicable regulations.

We have also developed web-based workflow information systems, which we refer to as Loansphere Bankruptcy and Loansphere Foreclosure. These applications can be used for managing and automating a wide range of different workflow processes involving non-performing loans. In addition, we offer Loansphere Invoicing, which can be used to organize images of paper documents within a particular file, to capture information from imaged documents, to manage invoices and to provide multiple users access to key data needed for various types of monitoring and process management.

•
Origination Technology. We offer two solutions that automate and facilitate the origination of mortgage loans in the United States: Empower, which supports retail and wholesale loan originations, and LendingSpace, which supports correspondent loan originations, which are originations that are funded by one lender, who sells the loan to another lender who services the loan or sells it on the secondary market. Our loan origination technologies are continuously enhanced to meet changing regulatory requirements and are used to improve loan quality and store documents and images.

We also offer the RealEC Exchange and the Insight suite of solutions. The RealEC Exchange is a platform that provides a fully interconnected network of originators, agents, settlement services providers and investors in the United States. This secure and integrated one-to-many platform allows lenders and their service providers to connect and do business electronically. Our Insight suite consists of Closing Insight, Quality Insight and Valuation Insight. Closing Insight and Quality Insight are solutions integrated with the RealEC Exchange and are designed to help lenders meet loan quality and disclosure requirements established by Government Sponsored Enterprises ("GSEs"), the CFPB and the Federal Housing Finance Agency ("FHFA"). Valuation Insight is a tool utilized by lenders to validate and quality control appraisals and other valuation types used in collateral analysis.
We build all of our technology platforms to be scalable, secure, flexible, standards-based and web connected for easy use by our clients. Further, we have a history of being able to bring solutions to market quickly due to investments that we have made in integrating our technology and development processes.
Data and Analytics Solutions
Our Data and Analytics segment supports and enhances our technology solutions, and is designed to help lenders and servicers make more informed decisions, improve performance, identify and predict risk and generate more qualified leads. We believe, based on our knowledge of the industry and competitors, that we have aggregated one of the largest residential real estate data sets in the United States that is derived from both proprietary and public data sources. Utilizing this data, subject to any applicable use restrictions, and our deep history and understanding of the mortgage market, we have created detailed real estate data solutions that assist in portfolio management, valuations, property records, lead generation and improved risk analysis for all aspects of origination, servicing, default and capital markets/investing.
Our primary data and analytics services are as follows:

•
Property, Mortgage Performance Data and MLS. We make our real estate database available to our clients in a standard, normalized format. We provide a rich and diverse data set for title production activities. We also provide tax status data on properties and offer a number of value-added analytic services designed to enable our clients to utilize our data to assess and mitigate risk, determine property values, track market performance and generate leads. We also provide an MLS system to large MLS groups in the U.S. and Canada.

•
Mortgage and Real Estate Analytics. We offer a broad range of property valuation services that allow our clients to analyze the value of underlying properties. These include, among others, automated valuation models, collateral risk scores, appraisal review services and valuation reconciliation services. To deliver these services, we utilize proprietary algorithms, detailed real estate statistical analysis and modified physical property inspections. These offerings are designed to reduce risk in origination, servicing and default transactions as well as aid investors in analysis of property and real estate assets. The offering can be tailored to meet client needs and any regulatory requirements.

Our Competitive Strengths
We believe our competitive strengths include the following:

•
Market leadership with comprehensive and integrated solutions. We are a leading provider of comprehensive and integrated solutions to the mortgage industry. Our solutions are utilized to service approximately 59% of all U.S. first lien mortgages as of December 31, 2015, according to the Black Knight Mortgage Monitor Report, and to operate one of the industry’s largest exchanges connecting originators, agents, settlement services providers and investors. We believe our leadership position is, in part, the result of our unique expertise and insight developed from over 50 years serving the needs of customers in the mortgage industry. We have used this insight to develop an integrated and comprehensive suite of proprietary technology, data and analytics solutions to automate many of the mission-critical business processes across the entire mortgage loan life cycle. These integrated solutions are designed to reduce manual processes, assist in improving organizational compliance and mitigating risk, and to ultimately deliver significant cost savings to our clients.

•
Broad and deep client relationships with significant recurring revenues. We have long-standing sticky relationships with our largest clients. We frequently enter into long-term contracts with our mortgage servicing and loan origination clients that contain volume minimums and provide for annual increases. Our products are typically embedded within our clients’ mission-critical workflow and decision making processes across various parts of their organizations.

•
Extensive data assets and analytics capabilities. We develop and maintain large, accurate and comprehensive data sets on the mortgage and housing industry that we believe are competitively differentiated. Our data sets represent metropolitan statistical areas that cover 99.99% of the U.S. population and 96% of all mortgage transactions according to 2012 U.S. census data. Our unique data sets provide a combination of public and proprietary data in real-time and each of our data records features a large number of attributes. Our data scientists utilize our data sets, subject to any applicable use restrictions, and comprehensive analytical capabilities to create highly customized reports, including models of customer behavior for originators and servicers, portfolio analytics for capital markets and government agencies and proprietary market insights for real estate agencies. Our data and analytics capabilities are also embedded into our technology platform and workflow products, providing our clients with integrated and comprehensive solutions.

•
Scalable and cost-effective operating model. We believe we have a highly attractive and scalable operating model derived from our market leadership, hosted technology platforms and the large number of clients we serve across the mortgage industry. Our scalable operating model provides us with significant benefits. Our scale and operating leverage allows us to add incremental clients to our existing platforms with limited incremental cost. As a result, our operating model drives attractive margins and generates significant cash flow. Also, by leveraging our scale and leading market position, we are able to make cost-effective investments in our technology platform to meet evolving regulatory and compliance requirements, further increasing our value proposition to clients.

•
World class management team with depth of experience and track record of success. Our management team has an average of over 20 years of experience in the banking technology and mortgage processing industries and a proven track record of strong execution capabilities. Following the Acquisition, we have significantly improved our operations and enhanced our go-to-market strategy, further integrated our technology platforms, expanded our data and analytics capabilities and introduced several new innovative products. We executed all of these projects while delivering attractive revenues growth and strong profitability.

Our Strategy
Our comprehensive and integrated technology platforms, robust data and analytic capabilities, differentiated business model, broad and deep client relationships and other competitive strengths enable us to pursue multiple growth opportunities. We intend to continue to expand our business and grow through the following key strategies:

•
Further penetration of our solutions with existing clients. We believe our established client base presents a substantial opportunity for growth. We seek to capitalize on the trend of standardization and increased adoption of leading third party solutions and increase the number of solutions provided to our existing client base. We intend to broaden and deepen our client relationships by cross-selling our suite of end-to-end technology solutions, as well as our robust data and analytics. By helping our clients understand the full extent of our comprehensive solutions and the value of leveraging the multiple solutions we offer, we believe we can expand our existing relationships by allowing our clients to focus on their core businesses and their customers.

•
Win new clients in existing markets. We intend to attract new clients by leveraging the value proposition provided by our technology platform and comprehensive solutions offering. In particular, we believe there is a significant opportunity to penetrate the mid-tier mortgage originators and servicers market. We believe these institutions can benefit from our proven solutions suite in order to address complex regulatory requirements and compete more effectively in the evolving mortgage market. We intend to continue to pursue this channel and benefit from the low incremental cost of adding new customers to our scaled technology infrastructure.

•
Continue to innovate and introduce new solutions. Our long-term vision is to be the industry-leading provider for participants of the mortgage industry for their platform, data and analytic needs. We intend to enhance what we believe is a leadership position in the industry by continuing to innovate our solutions and refine the insight we provide to our clients. We have a strong track record of introducing and developing new solutions that span the mortgage loan life cycle, are tailored to specific industry trends and enhance our clients’ core operating functions. By working in partnership with key clients, we have been able to develop and market new and advanced solutions to our client base that meet the evolving demands of the mortgage industry. In addition, we will continue to develop and leverage insights from our large public and proprietary data assets to further improve our customer value proposition.

•
Powerful focus and dedication to staying up-to-date with regulatory requirements. We have dedicated significant technological and management resources to build and maintain a regulatory infrastructure and human capital base to assist our clients with increased regulatory oversight and requirements. We are able to leverage our consistent investment in this area through our SaaS technology solutions and our market-leading scale. We intend to continue our strategy of building and investing in solutions that help our clients with the regulatory environment.

•
Selectively pursue strategic acquisitions. The core focus of our strategy is to grow organically. However, we may selectively evaluate strategic acquisition opportunities that would allow us to expand our footprint, broaden our client base and deepen our product and service offerings. We believe that there are meaningful synergies that result from acquiring small companies that provide best-of-breed single point solutions. Integrating and cross-selling these point solutions into our broader client base and integrating acquisitions into our efficient operating environment would potentially result in revenue and cost synergies.

Our Clients
We have numerous clients in each category of service that we offer across the mortgage continuum. A significant focus of our marketing efforts is on the top U.S. mortgage originators and servicers; although, we also provide our solutions to a number of other financial institutions, investors, attorneys, trustees and real estate professionals.
The U.S. mortgage industry is concentrated among the top 25 mortgage institutions and our most significant and long-term relationships tend to follow the industry landscape. We typically provide an extensive number of solutions to each client. Because of the depth of these relationships, we derive a significant portion of our aggregate revenues from our largest clients.
During the year ended December 31, 2015, Wells Fargo, N.A. accounted for approximately 12% of our consolidated revenues, approximately 14% of our Technology segment revenues and approximately 1% of our Data and Analytics segment revenues.
During the year ended December 31, 2015, our five largest clients accounted for approximately 37% of our consolidated revenues, approximately 39% of our Technology segment revenues and approximately 29% of our Data and Analytics segment revenues. However, the revenues in each case are spread across a range of services and are subject to multiple separate contracts. Although the diversity of the services we provide to each of these clients reduces the risk that we would lose all of the revenues associated with any of these clients, a significant deterioration in our relationships with or the loss of any one or more of these clients could have a significant effect on our results of operations. See “Risk Factors-We rely on our top clients for a significant portion of our revenues and profit, which makes us susceptible to the same macro-economic and regulatory factors that affect our clients.”
Sales and Marketing
Our sales and marketing efforts are focused on both generating new clients as well as cross-selling our broad service offerings to existing clients.
We have teams of experienced sales personnel with subject matter expertise in particular services and in the needs of particular types of clients. A significant portion of our potential clients in each of our business lines is targeted via direct and/or indirect field sales, as well as inbound and outbound telemarketing efforts. Marketing activities include direct marketing, print and electronic advertising, media relations, web-based activities, thought leadership, client meetings and conferences, tradeshow and convention activities and other targeted initiatives.
Given the broad range of solutions we offer and the concentration and scale of many of our existing clients, we have the opportunity to expand our sales to our existing client base through cross-selling efforts. We have established a core team of account managers that cross-sell the full range of our services to existing and potential clients at the top U.S. mortgage originators and servicers, as well as a number of other financial institutions, investors and real estate professionals. The individuals who participate in this effort spend a significant amount of their time on sales and marketing efforts.
We engage in strategic account reviews, during which our executives share their knowledge of clients and the market in order to determine the best sales approach on a client-by-client basis. As a result, we have created an effective cross-sell culture within our organization.

Research and Development
Our research and development activities relate primarily to the design, development and enhancement of our processing systems and related software applications. We expect to continue our practice of investing an appropriate level of resources to maintain, enhance and extend the functionality of our proprietary systems and existing software applications, to develop new and innovative software applications and systems in response to the needs of our clients and to enhance the capabilities surrounding our infrastructure. We work with our clients to determine the appropriate timing and approach to introducing technology or infrastructure changes to our applications and services.

Patents, Trademarks and Other Intellectual Property
We rely on a combination of contractual restrictions, internal security practices and copyright and trade secret laws to establish and protect our software, technology, data and expertise. Further, we have developed a number of brands that have accumulated goodwill in the marketplace, and we rely on the above to protect our rights in that area. We intend to continue our policy of taking all measures we deem necessary to protect our copyright, trade secret and trademark rights.
Competition
A number of the businesses in which we engage are highly competitive. Competitive factors in processing businesses include the quality of the technology-based application or service, application features and functions, ease of delivery and integration, ability of the provider to maintain, enhance and support the applications or services and pricing. We believe that our integrated technology and economies of scale in the mortgage processing business provide us with a competitive advantage in each of these categories. Based on our knowledge of the industry and competitors, we also believe that no single competitor offers the depth and breadth of solutions we are able to offer.
Technology. With respect to our Technology segment, we compete with our customers’ internal technology departments and other providers of similar systems, such as Ellie Mae, Inc., Fiserv, Inc., Fidelity National Information Services, Inc., or FIS and WiPro Gallagher Solutions. Competitive factors include the quality of the technology-based application or service, application features and functions, ease of delivery and integration, ability of the provider to maintain, enhance and support the applications or services, and pricing. We believe that our integrated technology and economies of scale in the mortgage processing business provide us with a competitive advantage in each of these categories.
Data and Analytics. In our Data and Analytics segment, we primarily compete with CoreLogic, Inc., First American Financial Corporation, in-house capabilities and certain niche providers. We compete based on the breadth and depth of our data, the exclusive nature of some of our key data sets and the capabilities to create highly customized reports. We believe that the quality of the data we offer is distinguished by the broad range of our data sources, including non-public sources, the volume of records we maintain, our ability to integrate our data and analytics with our technology solutions and the ability to leverage our market leading position in the mortgage origination and servicing industries.
Government Regulation
Various aspects of our businesses are subject to federal and state regulations. Our failure to comply with any applicable laws and regulations could result in restrictions on our ability to provide certain services, as well as the possible imposition of civil fines and criminal penalties.
As a provider of electronic data processing to financial institutions, such as banks and credit unions, we are subject to regulatory oversight and examination by the Federal Financial Institutions Examination Council ("FFIEC"), an interagency body of the Federal Reserve Board, the CFPB, the Office of the Comptroller of the Currency ("OCC"), the Federal Deposit Insurance Corporation ("FDIC") and various other federal and state regulatory authorities. We also may be subject to possible review by state agencies that regulate banks in each state in which we conduct our electronic processing activities.
Our financial institution clients are required to comply with various privacy regulations imposed under state and federal law, including the Gramm-Leach-Bliley Act. These regulations place restrictions on the use of non-public personal information. All financial institutions must disclose detailed privacy policies to their customers and offer them the opportunity to direct the financial institution not to share information with third parties. The regulations, however, permit financial institutions to share information with non-affiliated parties who perform services for the financial institutions. As a provider of services to financial institutions, we are required to comply with the same privacy regulations and are generally bound by the same limitations on disclosure of the information received from our clients as those that apply to the financial institutions themselves.
The most recent financial crisis resulted in increased scrutiny of all parties involved in the mortgage industry by governmental authorities with the most recent focus being on those involved in the foreclosure process. This scrutiny has included federal and state governmental review of all aspects of the mortgage lending business, including an increased legislative and regulatory focus on consumer protection practices. The Dodd-Frank Act is one example of such legislation. It is too early to predict the final form that regulations or other rule-makings to implement the various requirements of the Dodd-Frank Act may take, what additional legislative or regulatory changes may be approved in the future, or whether those changes may require us to change our business practices, incur increased costs of compliance or adversely affect our results of operations.
Employees
As of December 31, 2015, we had approximately 4,100 employees and approximately 350 independent contractors. None of our workforce currently is unionized. We have not experienced any work stoppages, and we consider our relations with employees to be good.

Financial Information by Operating Segment
In addition to our two reporting segments, we have a corporate organization that consists primarily of general and administrative expenses that are not included in the other segments. For financial information by reporting segment, see Note 15 of the Notes to Consolidated and Combined Financial Statements.
Statement Regarding Forward-Looking Information
 The statements contained in this Form 10-K or in our other documents or in oral presentations or other statements made by our management that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, hopes, intentions, or strategies regarding the future. These statements relate to, among other things, future financial and operating results of the Company. In many cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," or "continue," or the negative of these terms and other comparable terminology. Actual results could differ materially from those anticipated in these statements as a result of a number of factors, including, but not limited to the following:

•	security breaches against our information systems;

•	changes to our relationships with our top clients, whom we rely on for a significant portion of our revenues and profit;

•	limitation of our growth due to the time and expense associated with switching from competitors’ software and services;

•	providing credits or refunds for prepaid amounts or contract terminations in connection with our service level commitments;

•	failure to offer high-quality technical support services;

•	failure to comply with or changes in government regulations;

•	consolidation in our end client market;

•	regulatory developments with respect to use of consumer data and public records;

•	efforts by the government to reform or address the mortgage market and current economic environment;

•	our clients’ relationships with government-sponsored enterprises;

•	failure to adapt our solutions to technological changes or evolving industry standards;

•	failure to compete effectively;

•	increase in the availability of free or relatively inexpensive information;

•	our inability to protect our proprietary technology and information rights;

•	infringement on the proprietary rights of others by our applications or services;

•	our inability to successfully consummate and integrate acquisitions;

•	our reliance on third parties;

•	our dependence on our ability to access data from external sources;

•	our international operations and third-party service providers;

•	failure to develop widespread brand awareness cost-effectively;

•	system failures, damage or interruption with respect to our technology solutions;

•	delays or difficulty in developing or implementing new or enhanced mortgage processing or technology solutions;

•	change in the strength of the economy and housing market generally;

•	our substantial indebtedness and any additional significant debt we incur;

•	inadequacy of our risk management policies and procedures;

•	failure to achieve our growth strategies;

•	litigation, investigations or other actions against us;

•	our dependency on distributions from BKFS LLC to pay taxes and other expenses;

•	cash payments in exchange for units may reduce our overall cash flow;

•	our status as a “controlled company” within the meaning of the NYSE; and

•	conflicts of interest that may arise due to FNF’s control over us.
See "Risk Factors" for a further description of these and other factors. For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements that are included elsewhere in this Annual Report on Form 10-K. Any forward-looking statement made by us in this Annual Report on Form 10-K speaks only as of the date on which we make it. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We are not under any obligation (and expressly disclaim any such obligation) to update or alter our forward-looking statements, whether as a result of new information, future events or otherwise. You should carefully consider the possibility that actual results may differ materially from our forward-looking statements.

Additional Information
 Our website address is www.bkfs.com. We make available free of charge on or through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. However, the information found on our website is not part of this or any other report.

Item 1A.	Risk Factors
In addition to the normal risks of business, we are subject to significant risks and uncertainties, including those listed below and others described elsewhere in this Annual Report on Form 10-K. Any of the risks described herein could result in a significant or material adverse effect on our results of operations or financial condition.
Risks Related to Our Business
If we are unable to protect our information systems against data corruption, cyber-based attacks or network security breaches, or if we are unable to provide adequate security in the electronic transmission of sensitive data, it could have a material adverse effect on our business, financial condition and results of operations.
We are highly dependent on information technology networks and systems, including the Internet, to securely process, transmit and store electronic information. Security breaches of this infrastructure, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information, including non-public personal information, consumer data and proprietary business information. Cyber-based attacks against financial institutions to extort payment in return for the release of sensitive information are increasing. Unauthorized access, including through use of fraudulent schemes such as "phishing" schemes, could jeopardize the security of information stored in our systems. In addition, malware or viruses could jeopardize the security of information stored or used in a user’s computer. If we are unable to prevent such security or privacy breaches, our operations could be disrupted, or we may suffer loss of reputation, financial loss, lawsuits and other regulatory imposed restrictions and penalties because of lost or misappropriated information, including sensitive consumer data, which could have a material adverse effect on our business, financial condition and results of operations. Likewise, our clients are increasingly imposing more stringent contractual obligations on us relating to our information security protections. If we are unable to maintain protections and processes at a level commensurate with that required by our large clients, it could negatively affect our relationships with those clients, increase our operating costs or subject us to liability under those contractual obligations, which could have a material adverse effect on our business, financial condition and results of operations.
We rely on our top clients for a significant portion of our revenues and profits, which makes us susceptible to the same macro-economic and regulatory factors that affect our clients. If these clients are negatively affected by current economic or regulatory conditions or otherwise experience financial hardship or stress, or if the terms of our relationships with these clients change, it could have a material adverse effect on our business, financial condition and results of operations.
We operate in a consolidated industry and as a result, a small number of our clients have accounted for a significant portion of our revenues. We expect that a limited number of our clients will continue to represent a significant portion of our revenues for the foreseeable future. During the year ended December 31, 2015, our largest client, Wells Fargo, N.A., or Wells Fargo, accounted for approximately 12% of our consolidated revenues and approximately 14% and 1% of the revenues from our Technology and Data and Analytics segments, respectively. During the year ended December 31, 2015, our five largest clients accounted for approximately 37% of our consolidated revenues, approximately 39% of our Technology segment revenues and approximately 29% of our Data and Analytics segment revenues.
Our clients face continued pressure in the current economic and regulatory climate. Many of our relationships with these clients are long-standing and are important to our business and results of operations, but there is no guarantee that we will be able to retain or renew existing agreements or maintain our relationships on acceptable terms or at all. Additionally, we rely on cross-selling our products and services to our existing clients as a source of growth. The deterioration in or termination of any of these relationships could significantly reduce our revenues and could have a material adverse effect on our business, financial condition and results of operations. As a result, we may be disproportionately affected by declining revenues from, or loss of, a significant client. In addition, by virtue of their significant relationships with us, these clients may be able to exert pressure on us with respect to the pricing of our services.
The time and expense associated with switching from our competitors' software and services to ours may limit our growth.
The costs for a mortgage lender to switch providers of technology, data and analytics solutions and services can be significant and the process can sometimes take 12 to 18 months to complete. As a result, potential clients may decide that it is not worth the time and expense to begin using our solutions and services, even if we offer competitive and economic advantages. If we are unable to convince these clients to switch to our software and services, our ability to increase market share will be limited, which could have a material adverse effect on our business, financial condition and results of operations.
We typically provide service level commitments under our client contracts. If we fail to meet these contractual commitments, we could be obligated to provide credits or refunds for prepaid amounts related to unused subscription services or face contract terminations, which could adversely affect our business, financial condition and results of operations.
Our client agreements typically provide service level commitments measured on a daily and monthly basis. If we are unable to meet the stated service level commitments or suffer extended periods of unavailability for our applications, we may be contractually obligated to provide these clients with service credits or refunds or we could face contract terminations. If we suffer unscheduled downtime that exceeds the allowed downtimes under our agreements with our clients or if we experience any extended service outages, it could have a material adverse effect on our business, financial condition and results of operations.
Any failure to offer high-quality technical support services may adversely affect our relationships with our clients and could have a material adverse effect on our business, financial condition and results of operations.
Once our applications and technology are deployed, our clients depend on our support organization to resolve technical issues relating thereto. We may be unable to respond adequately to accommodate short-term increases in client demand for support services. We also may be unable to modify the format of our support services to compete with changes in support services provided by our competitors. Increased client demand for these services, without corresponding revenues, could increase costs and adversely affect our results of operations. In addition, our sales process is highly dependent on our applications and business reputation and on positive recommendations from our existing clients. Any failure to maintain high-quality technical support, or a market perception that we do not maintain high-quality support, could adversely affect our reputation and our ability to sell our applications to existing and prospective clients, any of which could have a material adverse effect on our business, financial condition and results of operations.
Our clients and we are subject to various governmental regulations, and a failure to comply with governmental regulations or changes in these regulations could result in penalties, restrict or limit our or our clients' operations or make it more burdensome to conduct such operations, any of which could have a material adverse effect on our business, financial condition and results of operations.
Many of our clients' and our businesses are subject to various federal, state, local and foreign laws and regulations. Our failure to comply with applicable laws and regulations could restrict our ability to provide certain services or result in imposition of civil fines and criminal penalties, substantial regulatory and compliance costs, litigation expense, adverse publicity and loss of revenues.
As a provider of electronic data processing to financial institutions, such as banks and credit unions, we are subject to regulatory oversight and examination by the FFIEC. We also may be subject to possible review by state agencies that regulate banks in each state in which we conduct our electronic processing activities.
In addition, our businesses are subject to an increasing degree of compliance oversight by regulators and by our clients. Specifically, the CFPB has authority to write rules affecting the business of, supervise, conduct examinations of, and enforce compliance as to federal consumer financial protection laws and regulations with respect to certain "non-depository covered persons" determined by the CFPB to be "larger participants" that offer consumer financial products and services. The CFPB and the prudential financial institution regulators such as the OCC also have the authority to examine us in our role as a service provider to large financial institutions, although it is yet unclear how broadly they will apply this authority going forward. In addition, we believe some of our largest bank clients are subject to consent orders with the OCC and/or are parties to the National Mortgage Settlement, both of which require them to exercise greater oversight and perform more rigorous audits of their key vendors such as us.
The RESPA and related regulations generally prohibit the payment or receipt of fees or any other item of value for the referral of real estate-related settlement services. RESPA also prohibits fee shares or splits or unearned fees in connection with the provision of residential real estate settlement services, such as mortgage brokerage and real estate brokerage. Notwithstanding these prohibitions, RESPA permits payments for goods furnished or for services actually performed, so long as those payments bear a reasonable relationship to the market value of the goods or services provided. RESPA and related regulations may to some extent restrict our real estate-related businesses from entering into certain preferred alliance arrangements. The CFPB is responsible for enforcing RESPA.
Changes to laws and regulations and enhanced regulatory oversight of our clients and us may compel us to increase our prices in certain situations or decrease our prices in other situations, may restrict our ability to implement price increases or otherwise limit the manner in which we conduct our business. We may also incur additional expense in keeping our technology services up to date as laws and regulations change, and we may not be able to pass those additional costs on to our clients. In addition, in response to increased regulatory oversight, participants in the mortgage lending industry may develop policies pursuant to which they limit the extent to which they can rely on any one vendor or service provider. If we are unable to adapt our products and services to conform to the new laws and regulations, or if these laws and regulations have a negative affect on our clients, we may experience client losses or increased operating costs, which could have a material adverse effect on our business, financial condition and results of operations.
There may be consolidation in our end client market, which could reduce the use of our services by our clients and could have a material adverse effect on our business, financial condition and results of operations.
Consolidations among existing or potential clients could reduce the number of our clients and potential clients. If our clients merge with or are acquired by other entities that are not our clients, or that use fewer of our services, they may discontinue or reduce their use of our services. In addition, if potential clients merge, our ability to increase our client base may be adversely affected and the ability of our customers to exert pressure on our pricing may increase. Any of these developments could have a material adverse effect on our business, financial condition and results of operations.
Regulatory developments with respect to use of consumer data and public records could have a material adverse effect on our business, financial condition and results of operations.
Because our databases include certain public and non-public personal information concerning consumers, we are subject to government regulation and potential adverse publicity concerning our use of consumer data. We acquire, store, use and provide many types of consumer data and related services that are subject to regulation under the Fair Credit Reporting Act, the Gramm-Leach-Bliley Act, the Driver’s Privacy Protection Act and, to a lesser extent, various other federal, state and local laws and regulations. These laws and regulations are designed to protect the privacy of consumers and to prevent the unauthorized access and misuse of personal information in the marketplace. Our failure to comply with these laws, or any future laws or regulations of a similar nature, could result in substantial regulatory penalties, litigation expense and loss of revenues, which could have a material adverse effect on our business, financial condition and results of operations.
In addition, some of our data suppliers face similar regulatory requirements and, consequently, they may cease to be able to provide data to us or may substantially increase the fees they charge us for this data, which may make it financially burdensome or impossible for us to acquire data that is necessary to offer our products and services. Further, many consumer advocates, privacy advocates and government regulators believe that existing laws and regulations do not adequately protect privacy or ensure the accuracy of consumer-related data. As a result, they are seeking further restrictions on the dissemination or commercial use of personal information to the public and private sectors as well as contemplating requirements relative to data accuracy and the ability of consumers to opt to have their personal data removed from databases such as ours. Any future laws, regulations or other restrictions limiting the dissemination or use of personal information may reduce the quality and availability of our solutions and services, which could have a material adverse effect on our business, financial condition and results of operations.
Participants in the mortgage industry are under intense scrutiny, and efforts by the government to reform the mortgage industry or address the troubled mortgage market and the current economic environment could have a material adverse effect on our business, financial condition and results of operations.
Since the beginning of the housing crisis, the mortgage industry has been under intense scrutiny by governmental authorities, judges and the news media, among others. This scrutiny has included federal and state governmental review of all aspects of the mortgage lending business, and several actions to aid the housing market and the economy in general, and to implement more rigorous standards around mortgage servicing, with particular focus on loans that are in default.
New national servicing standards have been implemented that, among other things, require very specific loan modification procedures to be followed and offered to the borrower before any foreclosure proceeding can be implemented. These standards have further reduced the number of loans entering the foreclosure process and have negatively affected our default technology revenues and profit, and it is unclear what effect these standards will have on us in the future.
Additional state and federal government actions directed at housing and the mortgage industry are likely to occur and could have a material adverse effect on our business, financial condition and results of operations.
Our clients’ relationships with GSEs are subject to change, which could have a material adverse effect on our business, financial condition and results of operations.
Our clients have significant relationships with Fannie Mae and Freddie Mac, which are GSEs, tasked with working with financial institutions to provide liquidity to the mortgage market. They do this by purchasing loans from the lenders either for cash or in exchange for a mortgage-backed security that comprises those loans and that, for a fee, carries the GSEs guarantee of timely payment of interest and principal. Because our clients service the loans owned by GSEs, we provide solutions and services for many of those loans. As a result of these relationships, GSEs have been able to implement changes to our pricing structure on certain products and services we provide. GSEs or other governmental agencies may be able to exert similar pressure on the pricing of our solutions and services in the future, which could have a material adverse effect on our business, financial condition and results of operations.

If we fail to adapt our solutions to technological changes or evolving industry standards, or if our ongoing efforts to upgrade our technology are not successful, we could lose clients and have difficulty attracting new clients for our solutions, which could have a material adverse effect on our business, financial condition and results of operations.
The markets for our solutions are characterized by constant technological changes, frequent introductions of new products and services and evolving industry standards and regulations. Our future success will be significantly affected by our ability to successfully enhance our current solutions, and develop and introduce new solutions and services that address the increasingly sophisticated needs of our clients and their customers. These initiatives carry the risks associated with any new product or service development effort, including cost overruns, delays in delivery and performance issues. There can be no assurance that we will be successful in developing, marketing and selling new solutions and services that meet these changing demands, that we will not experience difficulties that could delay or prevent the successful development, introduction, and marketing of these solutions and services or that our new solutions and services and their enhancements will adequately meet the demands of the marketplace and achieve market acceptance. If our efforts are unsuccessful, it could have a material adverse effect on our business, financial condition and results of operations.
For example, beginning October 3, 2015, the CFPB implemented new disclosure requirements for mortgage lending banks intended to help borrowers better understand key terms of mortgage loans and to make competing loan offers more comparable. We provide software and services to assist some of our clients in complying with these new disclosure rules. If our software and services prove to be inadequate in helping our clients comply with the new disclosure rules, our relationships with our customers, and our reputation in the mortgage servicing industry, may suffer, which could have a material adverse effect on our business, financial condition and results of operations.
We operate in a competitive business environment and, if we are unable to compete effectively, it could have a material adverse effect on our business, financial condition and results of operations.
The markets for our solutions are intensely competitive. Our competitors vary in size and in the scope and breadth of the services they offer. Some of our competitors have substantial resources. In addition, we expect that the markets in which we compete will continue to attract new competitors and new technologies. There can be no assurance that we will be able to compete successfully against current or future competitors or that competitive pressures we face in the markets in which we operate will not have a material adverse effect on our business, financial condition and results of operations.
Further, because many of our larger potential clients have historically developed their key processing applications in-house and therefore view their system requirements from a make-versus-buy perspective, we often compete against our potential clients’ in-house capacities. As a result, gaining new clients in our mortgage processing business can be difficult. For banks and other potential clients, switching from an internally designed system to an outside vendor, or from one vendor of mortgage processing services to a new vendor, is a significant undertaking. These potential clients worry about potential disadvantages such as loss of custom functionality, increased costs and business disruption. As a result, these potential clients often resist change. There can be no assurance that our strategies for overcoming potential clients’ reluctance to change will be successful, and if we are unsuccessful, it could have a material adverse effect on our business, financial condition and results of operations.
To the extent the availability of free or relatively inexpensive information increases, the demand for some of our data and information solutions may decrease, which could have a material adverse effect on our business, financial condition and results of operations.
Public sources of free or relatively inexpensive information have become increasingly available recently, particularly through the Internet, and this trend is expected to continue. Governmental agencies in particular have increased the amount of information to which they provide free public access. Public sources of free or relatively inexpensive information may reduce demand for, or the price that clients are willing to pay for, our data and information solutions. To the extent that clients choose not to obtain data and information from us and instead rely on information obtained at little or no cost from these public sources, it could have a material adverse effect on our business, financial condition and results of operations.
We rely upon proprietary technology and information rights, and if we are unable to protect our rights, it could have a material adverse effect on our business, financial condition and results of operations.
Our success depends, in part, upon our intellectual property rights. We rely primarily on a combination of patents, copyrights, trade secrets, and trademark laws and nondisclosure and other contractual restrictions on copying, distribution and creation of derivative products to protect our proprietary technology and information. This protection is limited, and our intellectual property could be used by others without our consent. In addition, patents may not be issued with respect to our pending or future patent applications, and our patents may not be upheld as valid or may not prevent the development of competitive products. Any infringement, disclosure, loss, invalidity of or failure to protect our intellectual property could have a material adverse effect on our business, financial condition and results of operations. Moreover, litigation may be necessary to enforce or protect our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others.

Such litigation could be time-consuming, result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations.
If our applications or services are found to infringe the proprietary rights of others, we may be required to change our business practices and may also become subject to significant costs and monetary penalties, any of which could have a material adverse effect on our business, financial condition and results of operations.
As our information technology applications and services develop, we may become increasingly subject to infringement claims. Any such claims, whether with or without merit, could:

•	be expensive and time-consuming to defend;

•	cause us to cease providing solutions that incorporate the challenged intellectual property;

•	require us to redesign our solutions, if feasible;

•	divert management’s attention and resources; and

•	require us to enter into royalty or licensing agreements in order to obtain the right to use necessary technologies.
Any one or more of the foregoing outcomes could have a material adverse effect on our business, financial condition and results of operations. Additionally, we may be liable for damages for past infringement if a court determines that our software or technologies infringe upon a third party’s patent or other proprietary rights.
If we are unable to successfully consummate and integrate acquisitions, it could have a material adverse effect on our business, financial condition and results of operations.
One of our strategies to grow our business is to opportunistically acquire complementary businesses, technologies and services. This strategy will depend on our ability to find suitable acquisitions and finance them on acceptable terms. We may require additional debt or equity financing for future acquisitions, and doing so will be made more difficult by our substantial debt. Raising additional capital for acquisitions through debt financing could result in increased interest expense and may involve agreements that include covenants limiting or restricting our ability to take certain actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional capital for acquisitions through equity financing, the ownership interests of existing shareholders will be diluted.
If we are unable to acquire suitable acquisition candidates, we may experience slower growth. Further, even if we successfully complete acquisitions, we will face challenges in integrating any acquired business. These challenges include eliminating redundant operations, facilities and systems, coordinating management and personnel, retaining key employees, managing different corporate cultures and achieving cost reductions and cross-selling opportunities. Additionally, the acquisition and integration processes may disrupt our business and divert management attention and our resources. If we fail to successfully integrate acquired businesses, products, technologies and personnel, it could impair relationships with employees, clients and strategic partners, distract management attention from our core businesses, result in control failures and otherwise disrupt our ongoing business, any of which could have a material adverse effect on our business, financial condition and results of operations. We also may not be able to retain key management and other critical employees after an acquisition. In addition, we may be required to record future charges for impairment of goodwill and other intangible assets resulting from such acquisitions.
Our profitability may be affected by gains or losses on any sales of businesses, or lost operating income or cash flows from such businesses. We also may be required to record asset impairment or restructuring charges related to divested businesses, or indemnify buyers for liabilities, which may reduce our profitability and cash flows. We may also be unable to negotiate such divestitures on terms acceptable to us. If we are unsuccessful in divesting such businesses, it could have a material adverse effect on our business, financial condition and results of operations.
Our reliance on third parties subjects us to risk and may disrupt or adversely affect our operations. In addition, we may not realize the full benefit of our third-party arrangements, which may result in increased costs, or may adversely affect the service levels we are able to provide our clients.
We rely upon third parties for various business process and information technology services, including information security testing, telecommunications and software code development. Although we have contractual provisions with our providers that specify performance requirements, we do not ultimately control their performance, which may make our operations vulnerable to their performance failures. In addition, our failure to adequately monitor and regulate the performance of our third-party vendors could subject us to additional risk. Reliance on third parties also makes us vulnerable to changes in our vendors’ businesses, financial condition and other matters outside of our control, including their violations of laws or regulations, which could increase our exposure to liability or otherwise increase the costs associated with the operation of our business. The failure of our providers to perform as expected or as contractually required could result in significant disruptions and costs to our operations and to the services we provide to our clients, which could have a material adverse effect on our business, financial condition and results of operations.

We depend on our ability to access data from external sources to maintain and grow our businesses. If we are unable to access needed data from these sources or if the prices charged for these services increase, the quality, pricing and availability of our solutions may be adversely affected, which could have a material adverse effect on our business, financial condition and results of operations.
We rely extensively upon data from a variety of external sources to maintain our proprietary and non-proprietary databases, including data from third-party suppliers, various government and public record sources and data contributed by our clients. Our data sources could cease providing or reduce the availability of their data to us, increase the price we pay for their data or limit our use of their data for a variety of reasons, including legislatively-or judicially-imposed restrictions on use. If a number of suppliers are no longer able or are unwilling to provide us with certain data, or if our public record sources of data become unavailable or too expensive, we may need to find alternative sources. If we are unable to identify and contract with suitable alternative data suppliers and efficiently and effectively integrate these data sources into our service offerings, we could experience service disruptions, increased costs and reduced quality of our services. Moreover, some of our suppliers compete with us in certain product offerings, which may make us vulnerable to unpredictable price increases from them. Significant price increases could require us to seek substitute sources of data on more favorable economic terms, which may not be available at all. Loss of such access or the availability of data in the future on commercially reasonable terms or at all may reduce the quality and availability of our services and solutions, which could have a material adverse effect on our business, financial condition and results of operations.
Our international third-party service providers and our own international operations subject us to additional risks, which could have a material adverse effect on our business, financial condition and results of operations.
Over the last few years, we have sought to reduce our costs by utilizing lower-cost labor outside the United States in countries such as India. These countries are subject to higher degrees of political and social instability than the United States and may lack the infrastructure to withstand political unrest or natural disasters. Such disruptions can affect our ability to deliver our solutions on a timely basis, if at all, and to a lesser extent can decrease efficiency and increase our costs. Weakness of the U.S. dollar in relation to the currencies used and higher inflation rates experienced in these countries may also reduce anticipated savings. Furthermore, the practice of utilizing labor based in foreign countries has come under increased scrutiny in the United States and, as a result, many of our clients may require us to use labor based in the United States. We may not be able to pass on the increased costs of higher-priced United States-based labor to our clients, which could have a material adverse effect on our business, financial condition and results of operations.
In addition, the foreign countries in which we have outsourcing arrangements or operate could adopt new legislation or regulations that could make it difficult, more costly or impossible for us to continue our foreign activities as currently being conducted. In addition, in many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by laws and regulations applicable to us, such as the Foreign Corrupt Practices Act ("FCPA") or other local anti-corruption laws. Any violations of FCPA or local anti-corruption laws by us or our subsidiaries, could result in substantial financial and other penalties, which could have a material adverse effect on our business, financial condition and results of operations.
We have substantial investments in recorded goodwill as a result of the Acquisition, and an economic downturn or troubled mortgage market could cause these investments to become impaired, requiring write-downs that could have a material adverse effect on our results of operations.
Goodwill recorded on our balance sheet was approximately $2.2 billion, or approximately 60% of our total assets, as of December 31, 2015. Current accounting rules require that goodwill be assessed for impairment at least annually or whenever changes in circumstances indicate that the carrying amount may not be recoverable from estimated future cash flows. Factors that may indicate the carrying value of our intangible assets, including goodwill, may not be recoverable include, but are not limited to, significant underperformance relative to historical or projected future results of operations, a significant decline in our stock price and market capitalization, and negative industry or economic trends. No goodwill impairment charge was recorded during 2015. However, if there is an economic downturn in the future, the carrying amount of our goodwill may no longer be recoverable, and we may be required to record an impairment charge, which could have a material adverse effect on our financial condition and results of operations. We will continue to monitor our market capitalization and the effect of the economy to determine if there is an impairment of goodwill in future periods.
If we fail to develop widespread brand awareness cost-effectively, it could have a material adverse effect on our business, financial condition and results of operations.
We believe that developing and maintaining widespread awareness of our brand in a cost-effective manner is critical to our ability to achieve widespread acceptance of our technology and attract new clients. Brand promotion activities may not generate client awareness or increase revenues, and even if they do, any increase in revenues may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, or incur substantial expenses, we may fail to attract or retain clients necessary to realize a sufficient return on our brand-building efforts, or to achieve the widespread brand awareness that is critical for broad client adoption of our applications, which could have a material adverse effect on our business, financial condition and results of operations.
We may experience system failures with respect to our technology solutions, damage or interruption that could harm our business and reputation and expose us to potential liability.
We depend heavily upon the computer systems and our existing technology infrastructure located in our data centers and certain systems interruptions or events beyond our control could interrupt or terminate the delivery of our solutions and services to our clients and may interfere with our suppliers’ ability to provide necessary data to us and our employees’ ability to attend to work and perform their responsibilities.
These potential interruptions include, but are not limited to, damage or interruption from hurricanes, floods, fires, power losses, telecommunications outages, terrorist attacks, acts of war, human errors and similar events. Our U.S. corporate offices and primary data center are located in Jacksonville, Florida, which is an area that is at high risk of hurricane and flood damage. In addition, acts of terrorism, which may be targeted at metropolitan areas that have higher population density than rural areas, could cause disruptions in our business or the economy as a whole. The servers that we use through various third-party service providers may also be vulnerable to similar disruptions, which could lead to interruptions, delays and loss of critical data. Such service providers may not have sufficient protection or recovery plans in certain circumstances, and our insurance may not be sufficient to compensate us for losses that may occur.
Defects in our technology solutions, errors or delays in the processing of electronic transactions, or other difficulties could result in:

•	interruption of business operations;

•	delay in market acceptance;

•	us, or our clients, missing a regulatory deadline;

•	additional development and remediation costs;

•	diversion of technical and other resources;

•	loss of clients;

•	negative publicity; or

•	exposure to liability claims.
Any one or more of the foregoing occurrences could have a material adverse effect on our business, financial condition and results of operations. Although we attempt to limit our potential liability through disclaimers and limitation-of-liability provisions in our license and client agreements, we cannot be certain that these measures will be successful in limiting our liability.
We may experience delays or difficulty in developing or implementing new or enhanced software or hosting solutions, which may negatively affect our relationships with existing and potential clients, reduce or delay the generation of revenues or increase development and implementation costs, which could have a material adverse effect on our business, financial condition and results of operations.
Our future financial performance depends upon the successful development, implementation and client acceptance of new and enhanced versions of our software and hosting solutions. We continually seek to develop enhancements to our solutions, including updates in response to changes in applicable laws, as well as new offerings to supplement our existing solutions. As a result, we are subject to the risks inherent in the development and integration of new technologies, including defects or undetected errors in our technology solutions, difficulties in installing or integrating our technologies on platforms used by our clients, or other unanticipated performance, stability and compatibility problems. Any of these problems could result in material delays in the introduction or acceptance of our solutions, increased costs, decreased client satisfaction, breach of contract claims, harm to our industry reputation and reduced or delayed revenues. If we are unable to deliver new solutions or upgrades or other enhancements to our existing solutions on a timely and cost-effective basis, it could have a material adverse effect on our business, financial condition and results of operations.
Because our revenues from clients in the mortgage lending industry are affected by the strength of the economy and the housing market generally, including the volume of real estate transactions, a change in any of these conditions could have a material adverse effect on our business, financial condition and results of operations.
Our revenues are primarily generated from technology, data and analytics we provide to the mortgage industry and, as a result, a weak economy or housing market may have a material adverse effect on our business, financial condition and results of operations. The volume of mortgage origination and residential real estate transactions is highly variable and reductions in these transaction volumes could have a direct effect on the revenues we generate from our technology business and some of our data and analytics businesses.
The revenues we generate from our servicing technology depend upon the total number of mortgage loans processed on our MSP platform, which tends to be comparatively consistent regardless of economic conditions. However, in the event that a difficult economy or other factors lead to a decline in levels of home ownership and a reduction in the number of mortgage loans outstanding and we are not able to counter the effect of those events with increased market share or higher fees, our mortgage processing revenues could be adversely affected. Moreover, negative economic conditions, including increased unemployment or interest rates or a downturn in other general economic factors, among other things, could adversely affect the performance and financial condition of some of our clients in many of our businesses, which may have a material adverse effect on our business, financial condition and results of operations if these clients go bankrupt or otherwise exit certain businesses.
A weaker economy and housing market tend to increase the volume of consumer mortgage defaults, which can increase revenues from our applications focused on supporting default management functions. However, government regulation of the mortgage industry in general, and the default and foreclosure process in particular, has greatly slowed the processing of defaulted mortgages in recent years and has changed the way many of our clients address mortgage loans in default. A downturn in the origination market and a concurrent slowdown or change in the way mortgage loans in default are addressed could have a material adverse effect on our business, financial condition and results of operations.
We have substantial indebtedness, which could have a negative effect on our financing options and liquidity position.
As of December 31, 2015, we had approximately $1.7 billion of total debt outstanding.
Our substantial indebtedness could have important consequences to us, including:

•
making us more vulnerable to economic downturns and adverse developments in our business, which may cause us to have difficulty borrowing money in the future for working capital, capital expenditures, acquisitions or other purposes and may limit our ability to pursue other business opportunities and implement certain business strategies;

•
requiring us to use a large portion of the money we earn to pay principal and interest on our debt, which could reduce the amount of money available to finance operations, acquisitions and other business activities;

•
exposing us to the risk of increased interest rates as $1.3 billion in principal amount of our debt bears interest at a floating rate as of December 31, 2015 (an increase of one percentage point in the applicable interest rate could cause an increase in interest expense of approximately $11.5 million on an annual basis based on the principal outstanding as of December 31, 2015, which may make it more difficult for us to service our debt);

•
exposing us to costs and risks associated with agreements limiting our exposure to higher interest rates that we may enter into in the future, as such agreements may not offer complete protection from these risks, and we are subject to the risk that one or more of the counterparties to these agreements may fail to satisfy their obligations under such agreements; and

•
causing a competitive disadvantage if we have higher levels of debt than our competitors by reducing our flexibility in responding to changing business and economic conditions, including increased competition.

Risks associated with our indebtedness could have a material adverse effect on our business, financial condition and results of operations.
Despite our indebtedness level, we still may be able to incur significant additional amounts of debt, which could further exacerbate the risks associated with our substantial indebtedness.
We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although the indenture governing the Senior Notes and the Credit Agreement governing the Facilities impose operating and financial restrictions on our activities, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. If new debt is added to our outstanding debt levels, the risks related to our indebtedness that we will face could increase.
Certain of our financing arrangements subject us to various restrictions that could limit our operating flexibility.
The indenture governing the Senior Notes and the Credit Agreement governing the Facilities impose operating and financial restrictions on our activities, and future debt instruments may as well. These restrictions include compliance with, or maintenance of, certain financial tests and ratios, including a minimum interest coverage ratio and maximum leverage ratio, and limit or prohibit our ability to, among other things:

•	create, incur or assume any additional debt and issue preferred stock;

•	create, incur or assume certain liens;

•	redeem and/or prepay certain subordinated debt we might issue in the future;

•	pay dividends on our stock or repurchase stock;

•	make certain investments and acquisitions;

•	enter into or permit to exit contractual limits on the ability of our subsidiaries to pay dividends to us;

•	enter new lines of business;

•	engage in mergers and acquisitions;

•	engage in specified sales of assets; and

•	enter into transactions with affiliates.
These restrictions on our ability to operate our business could limit our ability to take advantage of financing, merger and acquisition and other corporate opportunities, which could have a material adverse effect on our business, financial condition and results of operations.
We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our outstanding debt instruments, which may not be successful.
Our ability to make scheduled payments on or refinance our debt obligations depends on our financial condition and results of operations, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, could have a material adverse effect on our business, financial condition and results of operations. If we cannot make scheduled payments on our debt, we will be in default and holders of our outstanding debt could declare all outstanding principal and interest to be due and payable, and we could be forced into bankruptcy or liquidation.
Our risk management policies and procedures may prove inadequate for the risks we face, which could have a material adverse effect on our business, financial condition and results of operations.
We have devoted significant resources to develop our risk management policies and procedures and expect to continue to do so in the future. Nonetheless, our risk management strategies may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk, including risks that are unidentified or unanticipated. If our solutions change and as the markets in which we operate evolve, our risk management strategies may not always adapt to such changes. Some of our methods of managing risk are based upon our use of observed historical market behavior and management’s judgment. Other of our methods of managing risk depend on the evaluation of information regarding markets, customers, catastrophe occurrence or other matters that is publicly available or otherwise accessible to us. This information may not always be accurate, complete, up-to-date or properly evaluated. As a result, these methods may not predict future risk exposures, which could be significantly greater than the historical measures or available information indicate. In addition, management of operational, legal and regulatory risks requires, among other things, policies and procedures to record and verify large numbers of transactions and events, which may not be fully effective. While we employ a broad and diversified set of risk monitoring and risk mitigation techniques, those techniques and the judgments that accompany their application cannot anticipate every economic and financial outcome or the timing of such outcomes. If our risk management efforts are ineffective, we could suffer losses that could have a material adverse effect on our business, financial condition or results of operations. In addition, we could be subject to litigation, particularly from our clients, and sanctions or fines from regulators.
Certain members of our Board of Directors and certain of our officers and directors have interests and positions that could present potential conflicts.
We are party to a variety of related party agreements and relationships with FNF, certain of FNF’s subsidiaries and THL. Certain of our executive officers are employed by FNF or FNF’s subsidiaries and certain of our directors serve on the boards of directors of FNF or its subsidiaries or are affiliated with THL. As a result of the foregoing, there may be circumstances where certain of our executive officers and directors may be subject to conflicts of interest with respect to, among other things: (i) our ongoing relationships with FNF, FNF’s subsidiaries or THL, including related party agreements and other arrangements with respect to the administration of tax matters, employee benefits and indemnification; (ii) the quality, pricing and other terms associated with services that we provide to FNF or its subsidiaries, or that they provide to us, under related party agreements; (iii) business opportunities arising for any of us, FNF, FNF’s subsidiaries or THL; and (iv) conflicts of time with respect to matters potentially or actually involving or affecting us.
We have in place a code of business conduct and ethics prescribing procedures for managing conflicts of interest and our chief compliance officer and audit committee are responsible for the review, approval, or ratification of any potential conflicts of interest transactions. Additionally, we expect that interested directors will abstain from decisions with respect to conflicts of interest as a matter of practice. However, there can be no assurance that such measures will be effective or that we will be able to resolve all potential conflicts, or that the resolution of any such conflicts will be no less favorable to us than if we were dealing with an unaffiliated third party.
Our senior leadership team is critical to our continued success and the loss of such personnel could have a material adverse effect on our business, financial condition and results of operations.
Our future success substantially depends on the continued service and performance of the members of our senior leadership team. These personnel possess business and technical capabilities that are difficult to replace. We have attempted to mitigate this risk by entering into long-term (two to three year) employment contracts with the members of our senior management operating team. If we lose key members of our senior management operating team, we may not be able to effectively manage our current operations or meet ongoing and future business challenges, and this could have a material adverse effect on our business, financial condition and results of operations.
We may fail to attract and retain enough qualified employees to support our operations, which could have an adverse effect on our ability to expand our business and service our clients.
Our business relies on large numbers of skilled employees and our success depends on our ability to attract, train and retain a sufficient number of qualified employees. If our attrition rate increases, our operating efficiency and productivity may decrease. We compete for employees not only with other companies in our industry but also with companies in other industries, such as software services, engineering services and financial services companies, and there is a limited pool of employees who have the skills and training needed to do our work. If our business continues to grow, the number of people we will need to hire will increase. We will also need to increase our hiring if we are not able to maintain our attrition rate through our current recruiting and retention policies. Increased competition for employees could have a material adverse effect on our ability to expand our business and service our clients, as well as cause us to incur greater personnel expenses and training costs.
We may not be able to effectively achieve our growth strategies, which could adversely affect our results of operations or financial condition.
Our growth strategies depend in part on maintaining our competitive advantage with current solutions in new and existing markets, as well as our ability to develop new technologies and solutions to serve such markets. There can be no assurance that we will be able to compete successfully in new markets or continue to compete effectively in our existing markets. If we fail to introduce new technologies or solutions effectively or on a timely basis, or if we are not successful in introducing or obtaining regulatory or market acceptance for new solutions, we may lose market share and our results of operations or cash flows could be adversely affected.
Current and future litigation, investigations or other actions against us could be costly and time consuming to defend.
We are from time to time subject to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our clients in connection with commercial disputes and employment claims made by our current or former employees. Litigation can result in substantial costs and may divert management’s attention and resources, which may seriously harm our business, overall financial condition and operating results.
For instance, as described in Note 15 to the audited Consolidated Financial Statements of LPS, titled “Commitments and Contingencies,” attached hereto as exhibit 99.1, we have, in the past, incurred substantial costs associated with the settlement of a number of inquiries made by governmental agencies and claims made by several litigants concerning various current and past business practices of primarily LPS’s default operations, which since January 2014 have been owned by another FNF subsidiary, ServiceLink. Also, as described in Note 11 to the Notes to Consolidated Financial Statements, we have recorded expenses relating to a proceeding filed by Merion Capital L.P. and Merion Capital II L.P., together referred to herein as Merion Capital, in connection with the Acquisition seeking a judicial determination of the “fair value” of Merion Capital’s shares of LPS common stock under Delaware law, together with statutory interest. On September 18, 2014, we reached an agreement with Merion Capital to resolve an interest motion and FNF paid Merion Capital the merger consideration and we paid interest of $9.0 million through the date of payment. As of the date of this filing, the appraisal proceeding is ongoing. Also, BKIS has been named as a defendant in several lawsuits and investigations filed against the former LPS, even though the businesses associated with these cases have been contributed to ServiceLink.
In addition, in April 2011, the former LPS, now BKIS, and certain of its subsidiaries entered into a consent order, or the Consent Order, with several banking agencies in relation to its default operations, which are now part of ServiceLink. As part of the Consent Order, LPS agreed to further study the issues identified in a review by several banking agencies and to enhance its compliance, internal audit, risk management and board oversight plans, among additional agreed undertakings. In January 2013, LPS entered into settlement agreements with 49 states and the District of Columbia relating to certain practices within its default operations. In December 2015, the banking agencies notified ServiceLink that they wished to discuss terminating the Consent Order through a possible civil monetary penalty amount. ServiceLink and the banking agencies have entered into a tolling agreement to allow them to engage in these discussions, although they have not agreed on a possible civil monetary penalty. While the businesses underlying the subject matter of the Consent Order have been transferred to ServiceLink in connection with the Internal Reorganization and while we have entered into an indemnification agreement with ServiceLink that indemnifies us from claims relating to civil money penalties sought by the banking agencies relating to the Consent Order, there can be no guarantee that the banking agencies will not seek civil monetary penalties from us in the future or that we will be forestalled from making payments related thereto.
As of December 31, 2015, our accrual for legal and regulatory matters that are probable and estimable is $8.0 million, and includes costs associated with recently settled matters, as well as estimated costs of settlement, damages and associated legal fees applicable to certain pending litigation and regulatory matters, and assumes no third-party recoveries. Although certain other matters are subject to a cross-indemnity agreement between BKFS LLC and ServiceLink, there can be no assurance that we will not incur additional material costs and expenses in connection with ongoing or future investigations or claims, including but not limited to fines or penalties and legal costs, or be subject to other remedies, any of which could have a material adverse effect on our business, financial condition and results of operations. Insurance may not cover such investigations and claims, may not be sufficient for one or more such investigations and claims and may not continue to be available on terms acceptable to us. An investigation or claim brought against us that is uninsured or underinsured could result in unanticipated costs, management distraction or reputational harm, which could have a material adverse effect on our business, financial condition and results of operations and adversely affect the trading price of our stock.
Risks Related to Our Structure
We are a holding company and our only material asset is our interest in BKFS LLC and, accordingly, we are dependent upon distributions from BKFS LLC to pay taxes and other expenses.
We are a holding company and we have no material assets other than our ownership of Units of BKFS LLC. We have no independent means of generating revenues. Based on current accounting guidance, we have determined that BKFS LLC is a variable interest entity, or VIE, for accounting purposes and that we have a controlling interest in the VIE. As a result, our results of operations and financial condition are reported on a consolidated basis with BKFS LLC. In the event of a change in the accounting guidance or amendments to BKFS LLC’s operating agreement resulting in us no longer having a controlling interest in BKFS LLC, we may not be able to consolidate BKFS LLC, which could have a material effect on our reported financial condition and results of operations.
BKFS LLC is treated as a partnership for United States federal income tax purposes and, as such, is itself not subject to United States federal income tax. Instead, its taxable income is generally allocated to its members, including us. Accordingly, we incur income taxes on any taxable income of BKFS LLC that is allocated to us and also incur expenses related to our operations. Subject to the availability of net cash flow at the BKFS LLC level and to applicable legal and contractual restrictions, we intend to cause BKFS LLC to distribute cash to its members, including us, to cover their respective tax liabilities, if any, with respect to their allocable share of the income of BKFS LLC and to cover any other costs or expenses of Black Knight, including any dividends.
We have entered into an advancement agreement with BKFS LLC pursuant to which BKFS LLC advances the cost of (or pays on behalf of Black Knight) expenses incurred by Black Knight, including fees and expenses incurred in any equity offering by Black Knight or selling shareholders, customary costs and expenses associated with being a public company, including costs of professional advisors engaged by Black Knight or its Board of Directors, indemnification obligations of Black Knight, directors fees and certain taxes. To the extent that we need funds to pay our liabilities or to fund our operations, and BKFS LLC is restricted from making distributions to us under applicable agreements, laws or regulations or does not have sufficient cash to make these distributions, we may have to borrow funds to meet these obligations and operate our business, and our liquidity and financial condition could be materially adversely affected.
In certain circumstances, items of taxable income, gain, deduction or loss may not be allocated by BKFS LLC for income tax purposes to its members in proportion to the number of Units owned by each member and we may not receive our proportionate share of tax distributions from BKFS LLC.
BKFS LLC is treated as a partnership for income tax purposes and, as such, is itself not subject to income tax. Instead, the taxable income of BKFS LLC is allocated to its members, including us, and the members are required to reflect on their own income tax returns the items of income, gain, deduction and loss and other tax items of BKFS LLC that are allocated to them. Under the LLC Agreement and subject to restrictions under any financing arrangements, BKFS LLC is required to make tax distributions to its members in order to enable them to pay taxes on their allocable share of BKFS LLC’s taxable income. Under the LLC Agreement, the right to receive tax distributions is independent from the right to receive ordinary distributions from BKFS LLC, and any tax distributions received by a holder of Units are taken into account in determining the portion of any ordinary distributions that the holder is entitled to receive.
Under the tax rules, BKFS LLC is required to allocate net taxable income disproportionately to its members in certain circumstances. Accordingly, certain items of deduction are not allocated pro rata among the holders of Units, and we and certain THL Affiliates may be allocated, on a net basis, a disproportionately greater percentage of certain items of deduction relative to BKHI and certain of its affiliates. As a result, we may receive less than our proportionate share of tax distributions relative to BKHI and certain of its affiliates. Moreover, any disproportionately greater tax distributions received by BKHI and certain of its affiliates will itself require an additional allocation of income to BKHI and certain of its affiliates to reflect such entitlement to the greater amount of tax distributions, which in turn could require an even greater tax distribution to BKHI and certain of its affiliates in respect of such additional allocation of income.
BKFS LLC may be required to make tax distributions to holders of Units in amounts in excess of the tax expense that BKFS LLC would incur if it were a similarly situated corporate taxpayer.
Tax distributions are generally made based on an assumed tax rate equal to the highest combined marginal federal, state and local income tax rate applicable to a U.S. corporation, which may be higher than the combined tax rate that would be applicable to BKFS LLC if it were a similarly situated corporate taxpayer. Thus, after taking into account required tax distributions, BKFS LLC may have less funds available to reinvest in its business and to fund future growth than it would have had if BKFS LLC were a similarly situated corporate taxpayer. In addition, under the LLC Agreement, tax distributions are calculated based on allocations of income for a particular taxable year without taking into account any losses allocated to the holder in a prior taxable year. However, if BKFS LLC were a similarly situated corporate taxpayer, it would generally be entitled to offset taxable income earned in one year with losses incurred in a prior year, thereby reducing its income tax expense. Further, as discussed above, certain items of deduction may be allocated disproportionately among the holders of Units, us and certain THL Affiliates in particular. As a result, it is possible that even if BKFS LLC incurs an overall loss for a particular taxable year, BKHI and certain of its affiliates may be allocated net earnings (as a result of an allocation of fewer deductions that does not fully offset its proportionate share of gross earnings allocations) while we and certain THL Affiliates will be allocated a greater amount of loss than the overall loss incurred by BKFS LLC. In such circumstance, BKFS LLC may be required to make a tax distribution to BKHI and certain of its affiliates even though it would have had an overall loss, and therefore no tax expense, had it been a similarly situated corporate taxpayer.
If we do not elect to issue shares of Class A common stock for future exchanges of Units in lieu of BKFS LLC making cash payments, such cash payments may reduce the amount of overall cash flow that would otherwise be available to us.
Each outstanding Unit, together with one share of our Class B common stock, is exchangeable for a cash payment from BKFS LLC, or, at our option, one share of Class A common stock, as described under in the LLC Agreement. If BKFS LLC makes cash payments in respect of exchanges of Units, such payments may require the payment of significant amounts of cash and may reduce the amount of overall cash flow that could otherwise be available for distribution to us from BKFS LLC, and our ability to successfully execute our growth strategy may be negatively affected.
We are a “controlled company” within the meaning of NYSE rules, and as a result, we qualify for, and rely on, exemptions from certain corporate governance requirements. You may not have the same protections afforded to shareholders of companies that are subject to such requirements.
FNF, through BKHI and certain of its affiliates, controls a majority of the voting power of our outstanding common stock and a controlling interest in us as a result of its ownership of Class B common stock. As a result, we qualify as a “controlled company” within the meaning of the corporate governance rules of the NYSE. Under these rules, a company of which more than 50% of the voting power in the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that (i) a majority of the Board of Directors consist of independent directors and (ii) that the Board of Directors have compensation and nominating and corporate governance committees composed entirely of independent directors.
We utilize the independence exception provided for our compensation and nominating and corporate governance committees. As a result, we do not have a compensation or nominating and corporate governance committee composed entirely of independent directors. In addition, one-half of our Board of Directors is currently composed of independent directors, and we are not required to have a Board of Directors that is composed of a majority of independent directors at any time in the future so long as we are still a "controlled company". Accordingly, you will not have the same protections afforded to shareholders of companies that are subject to all of the corporate governance requirements set by the NYSE. In the event that we cease to be a “controlled company” and our shares continue to be listed on the NYSE, we will be required to comply with these provisions within the applicable transition periods. These exemptions do not modify the independence requirements for our audit committee, and we intend to comply with the applicable requirements of the Securities and Exchange Commission, or the SEC, and the NYSE with respect to our audit committee within the applicable time frame following our IPO, which is one year from the effective date of our registration statement, or May 19, 2016.
We are controlled by FNF, whose interests may differ from those of our public shareholders.
We are controlled by FNF through its wholly-owned subsidiary BKHI and certain affiliates of FNF and BKHI who beneficially own in the aggregate approximately 54.4% of the combined voting power of our common stock. As a result of this ownership, FNF has effective control over the outcome of votes on all matters requiring approval by our shareholders, including the election of directors, the adoption of amendments to our certificate of incorporation and bylaws and other significant corporate transactions. FNF can also cause BKHI and those of its affiliates that own interests in us to take actions that have the effect of delaying or preventing a change of control of us or discouraging others from making tender offers for our shares, which could prevent shareholders from receiving a premium for their shares. These actions may be taken even if other shareholders oppose them.
In addition, persons associated with FNF currently serve on our Board of Directors. The interests of FNF may not always coincide with the interests of our other shareholders, and the concentration of effective control in FNF will limit other shareholders’ ability to influence corporate matters. The concentration of ownership and voting power of FNF, through BKHI and those of its affiliates that own interests in us, may also delay, defer or even prevent an acquisition by a third party or other change of control and may make some transactions more difficult or impossible without their support, even if such events are in the best interests of our other shareholders. Therefore, the concentration of voting power controlled by FNF, through BKHI and those of its affiliates that own interests in us, may have an adverse effect on the price of our Class A common stock. We may also take actions that our other shareholders do not view as beneficial, which may adversely affect our results of operations and financial condition and cause the value of your investment to decline.
Further, FNF may have an interest in pursuing acquisitions, divestitures, financing or other transactions, including, but not limited to, the issuance of additional debt or equity and the declaration and payment of dividends, that, in its judgment, could enhance their equity investments, even though such transactions may involve risk to us or to our creditors. Additionally, FNF may make investments in businesses that directly or indirectly compete with us, or may pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.

Our certificate of incorporation and bylaws, the LLC Agreement and provisions of Delaware law may discourage or prevent strategic transactions, including a takeover of our company, even if such a transaction would be beneficial to our shareholders.
Provisions contained in our certificate of incorporation and bylaws, the LLC Agreement and provisions of the Delaware General Corporation Law, or DGCL, could delay or prevent a third party from entering into a strategic transaction with us, as applicable, even if such a transaction would benefit our shareholders. For example, our certificate of incorporation and bylaws:

•	divide our Board of Directors into three classes with staggered three-year terms, which may delay or prevent a change of our management or a change of control;

•
authorize the issuance of “blank check” preferred stock that could be issued by us upon approval of our Board of Directors to increase the number of outstanding shares of capital stock, making a takeover more difficult and expensive;

•
provide that directors may be removed from office only for cause and that any vacancy on our Board of Directors may only be filled by a majority of our directors then in office, which may make it difficult for other shareholders to reconstitute our Board of Directors;

•
provide that special meetings of the shareholders may be called only upon the request of a majority of our Board of Directors or by the chairman of the Board of Directors or our chief executive officer; and

•	require advance notice to be given by shareholders for any shareholder proposals or director nominees.
These restrictions and provisions could keep us from pursuing relationships with strategic partners and from raising additional capital, which could impede our ability to expand our business and strengthen our competitive position. These restrictions could also limit shareholder value by impeding a sale of us or BKFS LLC.
Risks Related to Owning Shares of Our Class A Common Stock
The market price of our Class A common stock may be volatile and you may lose all or part of your investment.
The market price of our Class A common stock could fluctuate significantly, and you may not be able to resell your shares at or above the price at which your shares were acquired. Those fluctuations could be based on various factors, including those described under “Risks Related to Our Business” and the following:

•	our operating performance and the performance of our competitors and fluctuations in our operating results;

•	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;

•	changes in earnings estimates or recommendations by research analysts who follow us or other companies in our industry;

•	global, national or local economic, legal and regulatory factors unrelated to our performance;

•	announcements by us or our competitors of new products, services, strategic investments or acquisitions;

•	actual or anticipated variations in our or our competitors’ operating results, and our and our competitors’ growth rates;

•	failure by us or our competitors to meet analysts’ projections or guidance we or our competitors may give the market;

•	changes in laws or regulations, or new interpretations or applications of laws and regulations, that are applicable to our business;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	the arrival or departure of key personnel;

•	the number of shares publicly traded;

•
future sales or issuances of our Class A common stock, including sales or issuances by us, our officers or directors and our significant shareholders, including BKHI, THL and certain of their respective affiliates; and

•	other developments affecting us, our industry or our competitors.
In addition, in recent years the stock market has experienced significant price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations have often been unrelated or disproportionate to the operating performance of those companies. These broad market fluctuations, as well as general economic, political and market conditions such as recessions or interest rate changes, may cause declines in the market price of our Class A common stock. If the market price of our Class A common stock does not exceed the public offering price, you may not realize any return on your investment in us and may lose some or all of your investment.
As we operate in a single industry, we are especially vulnerable to these factors to the extent that they affect our industry or our products. In the past, securities class action litigation has often been initiated against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources, and could also require us to make substantial payments to satisfy judgments or to settle litigation.
If we elect to issue shares of Class A common stock upon exchange or conversion of Units, in lieu of BKFS LLC making a cash payment, such issuance of Class A common stock may dilute your ownership of Class A common stock.
Each outstanding Unit, together with one share of our Class B common stock, is exchangeable for a cash payment from BKFS LLC or, at our option, one share of Class A common stock. If we elect to issue shares of our Class A common stock in respect of these exchanges, your ownership of shares of Class A common stock will be diluted.
If securities or industry analysts publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.
The trading market for our Class A common stock is influenced in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who cover us downgrades our Class A common stock or publishes inaccurate or unfavorable research about our business, our stock price could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our Class A common stock could decrease, which could cause our stock price and trading volume to decline.
We do not intend to pay dividends for the foreseeable future.
We may retain future earnings, if any, for future operations, expansion and debt repayment. We have not paid cash dividends to date and have no current plans to pay any cash dividends for the foreseeable future. As a result of our current dividend policy, you may not receive any return on an investment in our Class A common stock unless you sell our Class A common stock for a price greater than that which you paid for it. Any future determination to declare and pay cash dividends will be at the discretion of our Board of Directors and will depend on, among other things, our financial condition, results of operations, cash requirements, contractual restrictions and such other factors as our Board of Directors deems relevant. Our ability to pay dividends depends on our receipt of cash dividends from our operating subsidiaries, which may further restrict our ability to pay dividends as a result of the laws of their jurisdiction of organization or agreements of our subsidiaries, including agreements governing our indebtedness. Any cash dividends, other than tax distributions, paid by BKFS LLC will be distributed pro-rata to its members, including us, BKHI and certain of its affiliates and certain THL Affiliates, according to the number of Units held. Existing or future agreements governing our indebtedness may also limit our ability to pay dividends.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Our corporate headquarters is located at 601 Riverside Avenue, Jacksonville, Florida 32204, which we own. We also own a facility in Sharon, Pennsylvania. We lease office space as follows:

Location	Number of Locations
California	6
Florida	3
Illinois	2
Maryland	5
Texas	4
Other states(1)	8
Hyderabad, India	1
__________
(1)    Represents one location in each of 8 states.

Item 3.	Legal Proceedings
For a description of our legal proceedings see discussion of Commitments and Contingencies in Note 11 to the Consolidated and Combined Financial Statements included in Item 8 of Part II of this Report, which is incorporated by reference into this Part I, Item 3.

Item 4.	Mine Safety Disclosure
Not applicable.
PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
On May 26, 2015, we completed the IPO of 18,000,000 shares of our Class A common stock, par value $0.0001 per share ("Class A common stock"), at an offering price of $24.50 per share. We granted the underwriters a 30-day option to purchase an additional 2,700,000 shares of our Class A common stock at the offering price, which was exercised in full. A total of 20,700,000 shares of Class A common stock were issued on May 26, 2015, with net proceeds of $475.1 million, reflecting gross proceeds of $507.2 million, net of underwriting fees of approximately $27.9 million and other offering costs of approximately $4.2 million. The use of the proceeds from the IPO is as follows: approximately $223.6 million for the partial repayment and refinancing of our other outstanding long-term debt, $218.0 million for the partial redemption of our 5.75% senior notes (inclusive of $11.8 million in call premium and $1.4 million in accrued interest), a $17.3 million cash payment to certain THL Intermediaries and $16.2 million to fund operations.
Our Class A common stock is listed on the NYSE and trades under the trading symbol “BKFS.” Our stock began trading on May 20, 2015. Prior to that time, there was no public market for our Class A common stock. Our initial public offering of Class A common stock was priced at $24.50 per share on May 20, 2015. There is currently no established public trading market for our Class B common stock. The information presented in the table below represents the high and low closing prices per share of our Class A common stock as reported on the NYSE for the periods indicated.

BKFS	Stock Price High	Stock Price Low
Year ended December 31, 2015
Second quarter (since May 20, 2015)	$30.87	$27.11
Third quarter	35.35	28.54
Fourth quarter	36.25	32.07
Information concerning securities authorized for issuance under our equity compensation plans will be included in Item 12 of Part III of this report.

PERFORMANCE GRAPH
The following graph shows a comparison of the cumulative total return for our Class A common stock from May 20, 2015 (the date our Class A common stock commenced trading on the NYSE) through December 31, 2015, and the S&P 500 Index and the S&P North American Technology Sector Index from April 30, 2015 though December 31, 2015. The data for the S&P 500 Index and the S&P North American Technology Sector Index assumes reinvestment of dividends. The graph assumes an initial investment of $100.00, and the cumulative returns are based on the market price as of each month end. Note that historic stock price performance is not necessarily indicative of future stock price performance.

	Initial	5/31/15	6/30/15	7/31/15	8/31/15	9/30/15	10/31/15	11/30/15	12/31/15
Black Knight	$100.00	$98.54	$110.29	$116.40	$116.01	$116.29	$128.72	$123.97	$118.11
S&P 500 Index	$100.00	$101.29	$99.33	$101.41	$95.29	$92.93	$100.77	$101.07	$99.47
S&P North American Technology Sector Index	$100.00	$101.87	$98.10	$101.94	$96.23	$95.06	$105.57	$106.70	$104.72
On January 31, 2016, the closing price of our Class A common stock on the NYSE was $30.17 per share. We had approximately 59 holders of record of our Class A common stock. The actual number of shareholders is greater than this number of record holders, and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
We have not declared or paid dividends on our Class A common stock, and have not and will not pay dividends on our Class B common stock (which holds no economic interest in Black Knight). We do not intend to pay cash dividends on our Class A common stock in the foreseeable future. Any future determination to pay dividends will be at the discretion of our Board of Directors and subject to, among other things, our compliance with applicable law, and depending on, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in our debt agreements, business prospects and other factors that our Board of Directors may deem relevant. We will evaluate future quarterly dividend payment amounts based on, among other things, our cash flow and liquidity position.
Our ability to pay dividends depends on our receipt of cash dividends from our operating subsidiaries, including BKFS LLC, which may further restrict our ability to pay dividends as a result of the laws of their jurisdiction of organization or agreements of our subsidiaries, including agreements governing our indebtedness. Any cash dividends, other than tax distributions, paid by BKFS LLC will be distributed pro-rata to its members, including us, BKHI and certain of its affiliates and certain THL Affiliates, according to the number of Units held. Future agreements governing our indebtedness may also limit our ability to pay dividends.
If dividends are declared, holders of shares of our Class A common stock could be eligible to receive dividends in respect of such shares; however, holders of shares of our Class B common stock would not be entitled to any dividend payments in respect of such shares.
There were no unregistered sales of equity securities during the year ended December 31, 2015.

Item 6.	Selected Financial Data
The information set forth below should be read in conjunction with the Consolidated and Combined Financial Statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. Certain reclassifications have been made to the prior year amounts to conform with the 2015 presentation.
As a result of the Internal Reorganization, BKFS LLC acquired substantially all of the former Technology, Data and Analytics segment of LPS and Commerce Velocity, a former indirect subsidiary of FNF. BKFS LLC did not acquire the former Transaction Services segment of LPS. On June 2, 2014, two wholly-owned subsidiaries of FNF contributed their respective interests in Property Insight to BKFS LLC. In accordance with U.S. generally accepted accounting principles ("GAAP") requirements for transactions between entities under common control, the Consolidated and Combined Financial Statements of BKFS LLC have been adjusted to reflect Commerce Velocity and Property Insight as of October 16, 2013, the date on which BKFS LLC was formed. LPS is considered the legal predecessor of BKFS LLC. For financial reporting purposes, BKFS LLC, including Commerce Velocity and Property Insight, is a predecessor for the period from October 16, 2013 through January 1, 2014. BKFS LLC is presented as the successor for periods subsequent to January 1, 2014.
Selected Historical Consolidated and Combined Financial Data of Black Knight
The Consolidated and Combined Statements of Operations data for the years ended December 31, 2015, 2014 and for the period from October 16, 2013 through December 31, 2013 and the Consolidated Balance Sheet data as of December 31, 2015 and 2014 are derived from the audited Consolidated and Combined Financial Statements of Black Knight and BKFS LLC included in this Annual Report on Form 10-K. The Combined Statement of Operations data for the period from October 16, 2013 through December 31, 2013 represent the combined financial data of Commerce Velocity and Property Insight that is not included or incorporated by reference into this Annual Report on Form 10-K.

Statements of Operations Data:

	Year ended December 31,		Period from October 16, 2013 through December 31, 2013
	2015	2014
	(In millions, except per share data)
Revenues	$930.7	$852.1	$15.0

Expenses:
Operating expenses	538.2	514.9	16.9
Depreciation and amortization	194.3	188.8	1.1
Transition and integration costs	8.0	119.3	—
Total expenses	740.5	823.0	18.0
Operating income (loss)	190.2	29.1	(3.0)

Other income and expense:
Interest expense, net	(89.8)	(128.7)	—
Other expense, net	(4.6)	(12.0)	—
Total other expense, net	(94.4)	(140.7)	—

Earnings (loss) from continuing operations before income taxes	95.8	(111.6)	(3.0)
Income tax expense (benefit)	13.4	(5.3)	—
Net earnings (loss) from continuing operations	82.4	(106.3)	(3.0)
Loss from discontinued operations, net of tax	—	(0.8)	—
Net earnings (loss)	82.4	(107.1)	(3.0)
Less: Net earnings (loss) attributable to noncontrolling interests	62.4	(107.1)	(3.0)
Net earnings attributable to Black Knight Financial Services, Inc.	$20.0	$—	$—

	May 26, 2015 through December 31, 2015
Net earnings per share attributable to Black Knight Financial Services, Inc., Class A common shareholders:
Basic	$0.31
Diluted	$0.29
Weighted average shares of Class A common stock outstanding:
Basic	64.4
Diluted	67.9

Balance Sheet Data:	December 31,		December 31, 2013
	2015	2014
	(In millions)
Cash and cash equivalents	$186.0	$61.9	$7.4
Total assets	$3,703.7	$3,598.3	$88.1
Total debt (current and long-term)	$1,661.5	$2,135.1	$—
Selected Historical Combined Financial Data of Commerce Velocity and Property Insight
The following selected unaudited historical combined financial information has been derived from the unaudited financial information of Commerce Velocity and Property Insight that is not included or incorporated by reference into this Annual Report on Form 10-K.

The selected unaudited financial information as of and for each of the years ended December 31, 2012 and 2011 and the period January 1, 2013 through October 15, 2013 is derived from the historical financial records of FNF.

	January 1, 2013 through October 15, 2013	Year ended December 31,
		2012	2011
	(In millions)
Statements of Operations Data:
Revenues	$58.2	$73.5	$64.5
Net (loss) earnings	$(7.2)	$4.1	$4.6
Balance Sheet Data:
Total assets	$79.1	$90.4	$79.6
Selected Historical Consolidated Financial Data of LPS
The Consolidated Statements of Operations data for the day ended January 1, 2014 and for the year ended December 31, 2013 and the Consolidated Balance Sheet data as of January 1, 2014 and December 31, 2013 are derived from the audited Consolidated Financial Statements of LPS attached an Exhibit 99.1 to this Annual Report on Form 10-K. The Consolidated Statements of Operations data for the years ended December 31, 2012 and 2011 and Consolidated Balance Sheet data as of December 31, 2012 and 2011, are derived from the audited Consolidated Financial Statements of LPS not included elsewhere in this this Annual Report on From 10-K.

	Day Ended January 1, 2014	Year ended December 31,
		2013 (1)	2012 (1)	2011
	(In millions, except per share data)
Statements of Operations Data:
Revenues	$—	$1,716.2	$1,991.3	$1,980.0
Net (loss) earnings from continuing operations	$(39.0)	$104.2	$79.6	$135.3
Net (loss) earnings	$(39.0)	$102.7	$70.4	$96.5
Net earnings per share - basic from continuing operations		$1.22	$0.94	$1.58
Net earnings per share - basic		$1.20	$0.83	$1.13
Weighted average shares - basic		85.4	84.6	85.6
Net earnings per share - diluted from continuing operations		$1.21	$0.94	$1.58
Net earnings per share - diluted		$1.19	$0.83	$1.13
Weighted average shares - diluted		85.9	84.9	85.7

Balance Sheet Data:
Cash and cash equivalents	$278.4	$329.6	$236.2	$77.4
Total assets	$2,446.6	$2,486.7	$2,445.8	$2,245.4
Total debt (current and long-term)	$1,068.1	$1,068.1	$1,068.1	$1,149.2
Cash dividends per share	$—	$0.40	$0.40	$0.40
________
(1)     On June 30, 2014, we completed the sale of PCLender, the results of which have been included in discontinued operations.

Selected Quarterly Financial Data of Black Knight and BKFS LLC (Unaudited)
Selected quarterly financial data is as follows:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(In millions, except per share data)
2015
Revenues	$227.2	$232.1	$233.6	$237.8
Earnings from continuing operations before income taxes and noncontrolling interests	$14.7	$8.2	$36.4	$36.5
Net earnings attributable to Black Knight Financial Services, Inc.		$0.3	$9.9	$9.8
Basic earnings per shares attributable to Black Knight Financial Services, Inc.		$0.01	$0.15	$0.15
Diluted earnings per share attributable to Black Knight Financial Services, Inc.		$—	$0.15	$0.14
2014
Revenues	$202.5	$214.3	$215.0	$220.3
Net (loss) earnings from continuing operations	$(89.7)	$(24.6)	$(0.2)	$8.2
Net (loss) earnings	$(89.9)	$(24.4)	$(1.0)	$8.2

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our historical financial statements includes periods before the Internal Reorganization. Accordingly, the discussion and analysis of such periods does not reflect the significant affect the Internal Reorganization has had and will have on our results of operations. As a result, our historical results of operations are not comparable and may not be indicative of our future results of operations. In addition, the statements in the discussion and analysis regarding industry outlook, our expectations regarding the performance of our business, our liquidity and capital resources and the other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Risk Factors” and “Statement Regarding Forward-Looking Information.” Our actual results may differ materially from those contained in or implied by the forward-looking statements. You should read the following discussion together with the sections entitled “Risk Factors,” “Selected Historical Financial Data,” “Liquidity and Capital Resources” and the financial statements and the related notes thereto included elsewhere in this Form 10-K.
Overview
Black Knight Financial Services, Inc., ("Black Knight," the "Company," "we," "us" or "our") together with its subsidiaries, is a leading provider of integrated technology, workflow automation and data and analytics to the mortgage industry. Our solutions facilitate and automate many of the mission-critical business processes across the entire mortgage loan life cycle, from origination until asset disposition. We believe we differentiate ourselves by the breadth and depth of our comprehensive, integrated solutions and the insight we provide to our clients.
We have market leading positions in mortgage processing and technology solutions combined with comprehensive real estate data and extensive analytic capabilities. Our solutions are utilized by U.S. mortgage originators and mortgage servicers, as well as other financial institutions, investors and real estate professionals, to support mortgage lending and servicing operations, analyze portfolios and properties, operate more efficiently, meet regulatory compliance requirements and mitigate risk.
The U.S. mortgage market is undergoing significant change, and mortgage market participants have been subjected to more stringent oversight in recent years. Regulators have increasingly focused on better disclosure, improved risk mitigation and enhanced oversight. Mortgage lenders large and small have experienced higher costs in order to comply with this higher level of regulation. Despite these new regulatory burdens, the mortgage industry remains a competitive marketplace with numerous large lenders and smaller institutions competing for new loan originations. In order to comply with this increased regulatory burden and compete more effectively, mortgage market participants have continued to outsource mission-critical functions to third party technology providers that can offer comprehensive and integrated solutions, which are also cost-effective, due to their deep domain expertise and economies of scale.
We believe our comprehensive end-to-end, integrated solutions differentiate us from other technology providers serving the mortgage industry and position us particularly well for evolving opportunities in this market. We have served the mortgage and real estate industries for over 50 years and utilize this experience to design and develop solutions that fit our clients’ ever-evolving needs. Our proprietary technology platforms and data and analytics capabilities reduce manual processes, improve compliance and quality, mitigate risk and deliver significant cost savings to our clients. Our scale allows us to continually and cost-effectively invest in our business in order to meet evolving industry requirements and maintain our position as an industry-standard platform for mortgage market participants. Based on the total number of U.S. first lien mortgages outstanding as of December 31, 2015, according to the Black Knight Mortgage Monitor Report, our proprietary technology platform is used to service approximately 59% of all U.S. first lien mortgages, reflecting our leadership in the mortgage servicing market. Our market share has grown by more than five percentage points over the last five years.
Our business is organized into two segments:
Technology-offers software and hosting solutions that support loan servicing, which include core mortgage servicing, specialty mortgage servicing including loss mitigation and default workflow management, loan origination and settlement services.
Data and Analytics-offers solutions to enhance and support our technology products in the mortgage, real estate and capital markets industries. These solutions include property ownership data, lien data, servicing data, automated valuation models, collateral risk scores, prepayment and default models, lead generation and other data solutions. Our combination of public and proprietary data sets includes 99.99% of the U.S. population and 96% of all mortgage transactions according to 2012 U.S. census data.
We offer our solutions to a wide range of clients across the mortgage industry. The quality and breadth of our solutions contributes to the long-standing nature of our relationships with our clients, the majority of whom enter into long-term contracts across multiple products that are embedded in their mission critical workflow and decision processes. Given the contractual nature of our revenues and stickiness of our client relationships, our revenues are highly visible and recurring in nature. Due to our integrated suite of solutions and our scale in the mortgage market, we are able to drive significant operating leverage, which we believe enables our clients to operate more efficiently while allowing us to generate strong margins and cash flow.
The following table sets forth the revenues from continuing operations for our reporting segments and corporate organization:

	Year ended December 31,
	2015	2014
	(In millions)
Technology	$756.2	$695.5
Data and Analytics	174.3	156.5
Corporate and Other	0.2	0.1
Total	$930.7	$852.1
History
Our business generally represents a reorganization of the former Technology, Data and Analytics segment of Lender Processing Services, Inc. ("LPS"), a former provider of integrated technology, data and services to the mortgage lending industry in the United States. Our business also includes the businesses of Fidelity National Commerce Velocity, LLC ("Commerce Velocity") and Property Insight, LLC ("Property Insight"), two companies that were contributed to us by our majority owner, Fidelity National Financial, Inc. ("FNF").
Acquisition of LPS by FNF and Subsequent Reorganization
On January 2, 2014, FNF acquired LPS (the "Acquisition") and as a result, LPS became an indirect, wholly-owned subsidiary of FNF. Upon the closing of the Acquisition, the shares of LPS common stock, which previously traded under the ticker symbol “LPS” on the New York Stock Exchange ("NYSE"), ceased trading on, and were delisted from, the NYSE.
Following the Acquisition, on January 3, 2014, a series of transactions were effected (the "Internal Reorganization"), pursuant to which (i) LPS was converted into a limited liability company and renamed Black Knight InfoServ, LLC ("BKIS"), a Delaware limited liability company; (ii) the former Transaction Services businesses of LPS were transferred by BKIS to Black Knight Holdings, Inc. ("BKHI"), a Delaware corporation and wholly-owned subsidiary of FNF, and contributed by BKHI to another of its then wholly-owned subsidiaries, ServiceLink Holdings, LLC, a Delaware limited liability company, ("ServiceLink"); (iii) Black Knight Financial Services, LLC ("BKFS LLC") acquired all of the membership interests of BKIS; and (iv) all of the outstanding membership interests of Commerce Velocity were contributed by BKHI to BKFS LLC.
As a result of the Internal Reorganization, BKFS LLC owns substantially all of the former Technology, Data and Analytics segment of LPS and Commerce Velocity. BKFS LLC did not acquire the former Transaction Services segment of LPS.

Following the Internal Reorganization, BKFS LLC issued, in the aggregate, 35.0% of the membership interests ("Units") of BKFS LLC, to (i) certain affiliates of Thomas H. Lee Partners, L.P., a Delaware limited partnership, ("THL") (we refer to THL Equity Fund VI Investors (BKFS-NB), LLC, a Delaware limited liability company, THL Equity Fund VI Investors (BKFS-LM), LLC, a Delaware limited liability company, THL Equity Fund VI Investors (BKFS) III, L.P., a Delaware limited partnership, THL Equity Fund VI Investors (BKFS), L.P., a Delaware limited partnership, THL Equity Fund VI Investors (BKFS) II, L.P., a Delaware limited partnership, Thomas H. Lee Equity Fund VI, L.P., a Delaware limited partnership, Thomas H. Lee Parallel Fund VI, L.P., a Delaware limited partnership, Thomas H. Lee Parallel (DT) Fund VI, L.P., a Delaware limited partnership, THL Coinvestment Partners, L.P., a Delaware limited partnership, THL Operating Partners, L.P., a Delaware limited partnership, Great-West Investors, L.P., a Delaware limited partnership and Putnam Investments Employees’ Securities Company III, LLC, a Delaware limited liability company, collectively, as the "THL Affiliates"), and (ii) THL Black Knight I Holding Corp. and THL Investors Black Knight I Holding Corp. (together, the "THL Intermediaries"), each of which is a Delaware corporation and an affiliate of THL, formed for the purpose of holding investments in BKFS LLC.
Following the Internal Reorganization and the subsequent issuance of Units to THL, BKFS LLC was majority owned by FNF through its wholly-owned subsidiary, BKHI, and certain affiliates of FNF and BKHI, and minority owned by THL through certain THL Affiliates and THL Intermediaries.
Contribution of Property Insight
On June 2, 2014, as part of an additional internal reorganization, two wholly-owned subsidiaries of FNF contributed to us their respective interests in Property Insight, which provides property information used by title insurance underwriters, title agents and closing attorneys to underwrite title insurance policies for real property sales and transfers. As a result, BKFS LLC is the sole member of Property Insight. In connection with the Property Insight contribution, BKFS LLC issued an additional 6.4 million Units to certain affiliates of BKHI. As a result of this issuance, THL Affiliates’ and THL Intermediaries’ combined percentage ownership in BKFS LLC was reduced from 35.0% to 32.9%, and FNF’s percentage of beneficial ownership of BKFS LLC increased from 65.0% to 67.1%.
Initial Public Offering
On May 26, 2015, we completed our initial public offering ("IPO") in which we issued and sold 20,700,000 shares of our Class A common stock at a price of $24.50 per share. In connection with our IPO, we effected several reorganization transactions (the Offering Reorganization"). See Note 1 to the Notes to Consolidated and Combined Financial Statements for a more detailed discussion of the IPO.
Our Corporate Structure
Black Knight conducts its business through BKFS LLC and its subsidiaries. We have a sole managing member interest in BKFS LLC, which grants us the exclusive authority to manage, control and operate the business and affairs of BKFS LLC and its subsidiaries, pursuant to the terms of its LLC Agreement. Under the terms of the LLC Agreement, we are authorized to manage the business of BKFS LLC, including enter into contracts, manage bank accounts, hire employees and agents, incur and pay debts and expenses, merge or consolidate with other entities and pay taxes. We consolidate BKFS LLC in our consolidated financial statements and report a noncontrolling interest related to the Units held by BKHI and certain of its affiliates and certain THL Affiliates. Shareholders of Black Knight indirectly control BKFS LLC through our managing member interest.
FNF, through BKHI and certain of its affiliates, and certain THL Affiliates hold Units and a number of shares of our Class B common stock equal to the number of Units held by each such owner. These owners have the right to exchange their Units, together with the corresponding shares of our Class B common stock, which will be canceled in connection with an exchange, for cash from BKFS LLC or, at our option, shares of our Class A common stock pursuant to the terms of the LLC Agreement.
Our corporate structure, as described above, is commonly referred to as an “Up-C” structure, which is often used by partnerships and limited liability companies when they undertake an initial public offering. Our Up-C structure allows the owners of BKFS LLC to realize tax benefits associated with ownership interests in an entity that is treated as a partnership, or “passthrough” entity, for income tax purposes. These benefits include limiting entity level corporate taxes. Because Units are exchangeable for cash from BKFS LLC or, at our option, shares of our Class A common stock, the Up-C structure also provides the owners of BKFS LLC potential liquidity that holders of privately held limited liability companies are not typically afforded. The owners of BKFS LLC also have voting rights in Black Knight equal to those of holders of our Class A common stock through their ownership of shares of our Class B common stock. Black Knight also holds Units and receives the same benefits as the other holders of Units on account of its ownership in an entity treated as a partnership, or passthrough entity, for income tax purposes. Meanwhile, holders of our Class A common stock have economic and voting rights similar to those of holders of common stock of non-Up-C structured public companies.
Generally, we receive a pro-rata share of any distributions made by BKFS LLC to its members, which include us, BKHI and certain of its affiliates and certain THL Affiliates. However, pursuant to the LLC Agreement, BKFS LLC is required to make tax distributions to help each of the holders of the Units pay taxes according to such holder’s allocable share of taxable income rather than on a pro-rata basis. Additionally, tax distributions are required to be made based upon an assumed tax rate, and, under certain circumstances, BKFS LLC may make tax distributions that, in the aggregate, exceed the amount of taxes that BKFS LLC would have paid if it were a similarly situated corporate taxpayer. Funds used by BKFS LLC to satisfy its tax distribution obligations are not available for reinvestment in our business. See “Risk Factors-Risks Related to Our Structure.”
Black Knight is a holding company and its sole asset is its interest in BKFS LLC. Black Knight, through our sole managing member interest, has 100% of the voting power in BKFS LLC and through our ownership of Units, we had 44.5% of the economic interests in BKFS LLC immediately following the IPO. Investors in Black Knight hold an indirect interest in BKFS LLC through us.
Basis of Presentation
As a result of the Internal Reorganization, IPO and Offering Reorganization, and for the purposes of this "Management's Discussion and Analysis of Financial Condition and Results of Operations," our financial position, results of operations and cash flows include:

•	the consolidated financial position, results of operations and cash flows of Black Knight for all periods following the completion of our IPO on May 26, 2015;

•
the consolidated financial position, results of operations and cash flows of BKFS LLC, including the results of operations and cash flows of the businesses of Commerce Velocity and Property Insight for the time period beginning on January 1, 2014 through May 25, 2015, the day prior to the completion of our IPO; and

•	the consolidated financial position, results of operations and cash flows of LPS for all periods prior to January 2, 2014.
Business Trends and Conditions
General
The U.S. mortgage market is large, and the loan life cycle is complex and consists of several stages. The mortgage loan life cycle includes origination, servicing and default. Mortgages are originated through home purchases or refinancings of existing mortgages. Once a mortgage is originated, it is serviced on a periodic basis by mortgage servicers, which may not be the lenders that originated the mortgage. Furthermore, if a mortgage experiences default, it triggers a set of multifaceted processes with an assortment of potential outcomes depending on a mix of variables.
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
The U.S. mortgage market has seen significant change over the past few years and is expected to continue to evolve going forward. Increased origination volatility and key regulatory actions arising from the recent financial crisis, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act") and the establishment of the Consumer Financial Protection Bureau ("CFPB"), impose new and evolving standards for market participants. These regulatory changes have spurred lenders and servicers to seek technology solutions that facilitate the meeting of compliance obligations in the face of a changing regulatory environment while remaining efficient and profitable.

•
Increased regulation. Most U.S. mortgage market participants have become subject to increasing regulatory oversight and regulatory requirements as federal and state governments have enacted various new laws, rules and regulations. One example of such legislation is the Dodd-Frank Act, which contains broad changes for many sectors of the financial services and lending industries and established the CFPB, a new federal regulatory agency responsible for regulating consumer financial protection within the United States. It is our experience that mortgage lenders have become more focused on minimizing the risk of non-compliance with these evolving regulations and are looking toward technologies and solutions that help them to comply with the increased regulatory oversight and burdens. The CFPB final rules became effective October 2015, amending Regulation Z (the Truth in Lending Act) ("TILA") and Regulation X (Real Estate Settlement Procedures Act) ("RESPA") (the “TILA-RESPA Rule”) to consolidate existing loan disclosures under TILA and RESPA for closed-end credit transactions secured by real property. The TILA-RESPA Rule requires (i) timely delivery of a loan estimate upon receipt of a consumer’s application and (ii) timely delivery of a closing disclosure prior to consummation of a transaction. The TILA-RESPA Rule also imposes certain restrictions, including the prohibition of imposing fees prior to provision of an estimate and the prohibition of providing estimates prior to a consumer’s submission of verifying documents.

•
Lenders increasingly focused on core operations. As a result of greater regulatory scrutiny and the higher cost of doing business, we believe lenders have become more focused on their core operations and customers. We believe lenders are increasingly shifting from in-house technologies to solutions with third-party providers who can provide better technology and services more efficiently. Lenders require these vendors to provide best-in-class technology and deep domain expertise and to assist them in maintaining regulatory compliance.

•
Growing role of technology in the U.S. mortgage industry. Banks and other lenders and servicers have become increasingly focused on technology automation and workflow management to operate more efficiently and meet their regulatory guidelines. We believe that vendors must be able to support the complexity of the market, display extensive industry knowledge and possess the financial resources to make the necessary investments in technology to support lenders.

•
Increased demand for enhanced transparency and analytic insight. As U.S. mortgage market participants work to minimize the risk in lending, servicing and capital markets, they rely on the integration of data and analytics with technologies that enhance the decision making process. These industry participants rely on large comprehensive third party databases coupled with enhanced analytics to achieve these goals.

Mortgage Originations
Our various businesses are affected differently by the level of mortgage originations, including refinancing transactions. Our mortgage servicing platform is generally less affected by varying levels of mortgage originations because it earns revenues based on the total number of mortgage loans it processes, which tend to stay more constant than the market for originations. Our origination technology and some of our data businesses are directly affected by the volume of real estate transactions and mortgage originations, but many of our client contracts for origination technology contain minimum charges.
Economic Conditions
Our various businesses are also affected by general economic conditions. For example, in the event that a difficult economy or other factors lead to a decline in levels of home ownership and a reduction in the number of mortgage loans outstanding and we are not able to counter the effect of those events with increased market share or higher fees, it could have a material adverse effect on our mortgage processing revenues. In contrast, we believe that a weaker economy tends to increase the volume of consumer mortgage defaults, which can increase the revenues in our specialty servicing technology business that is used to service residential mortgage loans in default. Also, interest rates tend to decline in a weaker economy driving higher than normal refinance transactions that provide potential volume increases to our origination technology offerings, most specifically the RealEC Exchange platform.
Regulatory Requirements
In recent years, there has been an increased legislative and regulatory focus on consumer protection practices. As a result, federal and state governments have enacted various new laws, rules and regulations. One example of such legislation is the Dodd-Frank Act, which was signed into law in July 2010. The Dodd-Frank Act contains broad changes for many sectors of the financial services and lending industries and established the CFPB, a new federal regulatory agency responsible for regulating consumer financial protection within the U.S. This has led banks and other lenders to seek technology solutions that assist them in satisfying their regulatory compliance obligations in the face of a changing regulatory environment. We have developed solutions that target this need, which has resulted in additional revenues.
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
Critical Accounting Estimates
Our discussion and analysis of our financial condition and results of operations is based upon audited consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosures with respect to contingent liabilities and assets at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. On an ongoing basis, we evaluate our estimates including those related to revenue recognition, goodwill and other intangible assets and computer software. These judgments are based on our historical experience, terms of our existing contracts, our evaluation of trends in the industry, information provided by our clients and information available from outside sources as appropriate. Our actual results may differ from those estimates. See Note 3 of the Notes to the Consolidated and Combined Financial Statements for additional description of the significant accounting policies that have been followed in preparing our Consolidated and Combined Financial Statements.

The accounting policies described below are the ones that we consider to be the most critical to an understanding of our financial condition and results of operations and that require the most complex and subjective management judgment.
Revenue Recognition
We recognize revenues in accordance with Financial Accounting Standards Board ("FASB"), Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition ("ASC 605"). Recording revenues requires judgment, including determining whether an arrangement includes multiple elements, whether any of the elements are essential to the functionality of any other elements and the allocation of the consideration based on each element’s relative selling price. Clients receive certain contract elements over time and changes to the elements in an arrangement or, in our determination, to the relative selling price for these elements, could materially affect the amount of earned and unearned revenues reflected in our financial statements.
The primary judgments relating to our revenue recognition include determining whether (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the seller’s price to the buyer is fixed or determinable; and (iv) collectability is reasonably assured. Judgment is also required to determine whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting.
If the deliverables under a contract are software related, we determine the appropriate units of accounting and how the arrangement consideration should be measured and allocated to the separate units. This determination, as well as management’s ability to establish vendor specific objective evidence ("VSOE") of the fair value for the individual deliverables can affect both the amount and the timing of revenue recognition under these agreements. The inability to establish VSOE of the fair value for each contract deliverable results in having to record deferred revenues and/or applying the residual method. For arrangements where we determine VSOE of the fair value for software maintenance using a stated renewal rate within the contract, we use judgment to determine whether the renewal rate represents fair value for that element as if it had been sold on a stand-alone basis. For a small percentage of revenues, we use contract accounting when the arrangement with the client includes significant customization, modification or production of software. For elements accounted for under contract accounting, revenues are recognized using the percentage-of-completion method since reasonably dependable estimates of revenues and contract hours applicable to various elements of a contract can be made.
We are often party to multiple concurrent contracts with the same client. These situations require judgment to determine whether the individual contracts should be aggregated or evaluated separately for purposes of revenue recognition. In making this determination we consider the timing of negotiating and executing the contracts, whether the different elements of the contracts are interdependent and whether any of the payment terms of the contracts are interrelated.
Due to the large number, broad nature and average size of individual contracts we are a party to, the affect of judgments and assumptions we apply in recognizing revenues for any single contract is not likely to have a material effect on our consolidated operations. However, the broader accounting policy assumptions that we apply across similar arrangements or classes of clients could significantly influence the timing and amount of revenues recognized in our results of operations.
Goodwill and Other Intangible Assets
We have significant intangible assets that were acquired through business acquisitions. These assets consist of purchased client relationships, contracts, intellectual property and the excess of purchase price over the fair value of identifiable net assets acquired (goodwill).
As of December 31, 2015, goodwill was $2,223.9 million. Goodwill is not amortized, but is tested for impairment annually or more frequently if circumstances indicate potential impairment. In evaluating the recoverability of goodwill, we perform a qualitative analysis to determine whether it is more likely than not that our fair value exceeds our carrying value. Based on the results of this analysis, an annual goodwill impairment test may be completed based on an analysis of the discounted future cash flows generated by the underlying assets. The process of determining whether or not an asset, such as goodwill, is impaired or recoverable relies on projections of future cash flows, operating results and market conditions. Such projections are inherently uncertain and, accordingly, actual future cash flows may differ materially from projected cash flows. In evaluating the recoverability of goodwill, we perform an annual goodwill impairment test on our reporting units based on an analysis of the discounted future net cash flows generated by the reporting units’ underlying assets. Such analyses are particularly sensitive to changes in estimates of future net cash flows and discount rates. Changes to these estimates might result in material changes in the fair value of the reporting units and determination of the recoverability of goodwill that may result in charges against earnings and a reduction in the carrying value of our goodwill. We have completed our annual goodwill impairment analysis in each of the past two years and for the period October 16 through December 31, 2013 and as a result, no impairment charges were recorded to goodwill in 2015, 2014 or the period October 16 through December 31, 2013.
As of December 31, 2015, intangible assets, net of accumulated amortization, were $330.2 million, which consists primarily of client relationships and client contracts. Long-lived assets and intangible assets with definite useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The valuation of these assets involves significant estimates and assumptions concerning matters such as client retention, future cash flows and discount rates. If any of these assumptions change, it could affect the recoverability of the carrying value of these assets. Client relationships are amortized over their estimated useful lives using an accelerated method that takes into consideration expected client attrition rates over a period of up to 10 years from the Aqcuisition. All intangible assets that have been determined to have indefinite lives are not amortized, but are reviewed for impairment at least annually in accordance with ASC Topic 350, Intangibles-Goodwill and Other, or ASC 350. The initial determination of estimated useful lives and the allocation of the purchase price to the fair values of the intangible assets other than goodwill require significant judgment and may affect the amount of future amortization of such intangible assets.
Definite-lived intangible assets are amortized over their estimated useful lives ranging from 5 to 10 years using accelerated methods. There is an inherent uncertainty in determining the expected useful life of or cash flows to be generated from intangible assets. We have not historically experienced material changes in these estimates but could be subject to them in the future.
Computer Software
Computer software includes the fair value of software acquired in business combinations, purchased software and capitalized software development costs. As of December 31, 2015, computer software, net of accumulated amortization, was $466.5 million. Purchased software is recorded at cost and amortized using the straight-line method over its estimated useful life. Software acquired in business combinations is recorded at its fair value and amortized using straight-line or accelerated methods over its estimated useful life, ranging from 3 to 10 years.
Internally developed software costs are amortized using straight-line or accelerated methods over the estimated useful life. Useful lives of computer software range from 3 to 10 years. Capitalized software development costs are accounted for in accordance with either ASC Topic 985, Software, Subtopic 20, Costs of Software to Be Sold, Leased, or Marketed, or ASC 350, Subtopic 40, Internal-Use Software. For computer software products to be sold, leased, or otherwise marketed (ASC 985-20 software), all costs incurred to establish the technological feasibility are research and development costs, and are expensed as they are incurred. Costs incurred subsequent to establishing technological feasibility, such as programmers’ salaries and related payroll costs and costs of independent contractors, are capitalized and amortized on a product by product basis commencing on the date of general release to clients. We do not capitalize any costs once the product is available for general release to clients. For internal-use computer software products (ASC 350-40 software), internal and external costs incurred during the preliminary project stage are expensed as they are incurred. Internal and external costs incurred during the application development stage are capitalized and amortized on a product by product basis commencing on the date the software is ready for its intended use. We do not capitalize any costs once the software is ready for its intended use.
We also assess the recorded value of computer software for impairment on a regular basis by comparing the carrying value to the estimated future cash flows to be generated by the underlying software asset. There is an inherent uncertainty in determining the expected useful life of or cash flows to be generated from computer software. We have not historically experienced material changes in these estimates but could be subject to them in the future.
Factors Affecting the Comparability of Our Results of Operations
As a result of a number of factors, our results of operations for periods prior to the Acquisition and Internal Reorganization, the IPO and the Debt Refinancing are not comparable to periods thereafter, and our historical results of operations may not be comparable to our results of operations in future periods and our results of operations may vary from period to period. Set forth below is a brief discussion of the key factors affecting the comparability of our results of operations.
Transfer of the Transaction Services Businesses of LPS. The results of operations of LPS included herein include the former Transaction Services segment that is not a part of our business following the Internal Reorganization and, therefore, is not and will not be reflected in the results of operations for periods following the Acquisition.
Contributions of Commerce Velocity and Property Insight. Commerce Velocity and Property Insight were contributed to us on January 3, 2014 and June 2, 2014, respectively. In accordance with GAAP, the results of operations of Commerce Velocity and Property Insight are included in our results of operations for the period beginning on October 16, 2013, the earliest date they were under FNF's common control along with BKFS LLC.
Expenses Associated with the Internal Reorganization. In connection with the Internal Reorganization, we incurred significant transaction costs and transition and integration expenses, including employee severance, bonuses under our Synergy Incentive Program, a short-term compensation program that rewarded our executive officers for maximizing cost-reductions relating to the Acquisition and certain other non-recurring professional fees and other costs.
Related Party Transactions. We are party to certain transactions with entities that became our related parties on January 2, 2014 as part of the Acquisition. For example, prior to our IPO, we had a management agreement with each of THL Managers VI, LLC and FNF pursuant to which we received services in exchange for a fee for such services in the annual amount of $3.2 million to THL Managers VI, LLC and $5.8 million to FNF. Following our IPO, we no longer pay these management fees. We did not have similar agreements in place prior to the Acquisition. In addition, prior to the Acquisition, the Technology, Data and Analytics businesses provided software and services to certain of LPS’s former Transaction Services businesses. For financial reporting purposes, those transactions were accounted for as cost transfers with no effect on revenues. Following the Acquisition, those transactions are accounted for as revenues with a corresponding amount of operating expenses. The effect of this change was to record incremental revenues for the year ended December 31, 2014 in the amount of approximately $4.5 million for the Technology segment and approximately $6.7 million for the Data and Analytics segment. There is no effect on operating income (loss) or earnings (loss) from continuing operations from this change. The other related party transactions with FNF, THL, THL Managers VI, LLC, THL Affiliates and ServiceLink do not have a material effect on the comparability of our results of operations.
Interest Expense. We used a portion of the proceeds from our IPO to reduce our outstanding debt by repaying a portion of the senior notes and former intercompany notes, as described in Note 10 to the Notes to Consolidated and Combined Financial Statements. Also, on May 27, 2015, we entered into a credit agreement for new facilities with lower interest rates to refinance the remaining balance of our former intercompany notes and former mirror note with FNF. Our total long-term debt outstanding decreased from $2,135.1 million at December 31, 2014 to $1,661.5 million as of December 31, 2015. As a result of the decrease in total long-term debt outstanding and the lower interest rates with the new facilities, our interest expense is significantly lower for the period following our IPO.
In connection with the Acquisition, our total long-term debt outstanding increased from $1,068.1 million at December 31, 2013 to $2,135.1 million at December 31, 2014. Specifically, the LPS term A loan of $468.1 million at December 31, 2013 was repaid and replaced with the former intercompany notes and the former mirror note to FNF. The amount payable to FNF at December 31, 2014 under these notes was $1,519.0 million. As a result of the increase in total long-term debt outstanding and higher interest rates on the these notes when compared to our former term loans, our annual interest expense was significantly higher following the Internal Reorganization until the debt was refinanced following the IPO.
Increased Depreciation and Amortization Expense. In connection with the Acquisition, all assets and liabilities contributed to BKFS LLC were set to their fair value on January 2, 2014 as part of the allocation of FNF’s purchase price to identifiable assets acquired and liabilities assumed. The result of the purchase price allocation was a significant increase to intangible assets, including developed technology and client relationships. As a result, our depreciation and amortization is significantly higher following the Acquisition.
Income Taxes. Our effective tax rate for the year ended 2015 was 14.0% compared to 4.7% for the year ended December 31, 2014. The increase in the effective tax rate is primarily due to the fact that following the IPO we are taxed as a corporation on our 44.5% ownership interest in BKFS LLC. Our effective tax rate for the year ended December 31, 2014 was 4.7% compared to LPS’s effective tax rate of 34% for the year ended December 31, 2013. The decrease in the effective rate was primarily due to the change in taxable status from a corporation to a partnership under federal and state income tax laws. The tax benefit we recognized during the year ended December 31, 2014 was primarily a result of the deductible transaction costs incurred by LPS prior to the change in taxable status.
Legal and Regulatory Matters. During the year ended December 31, 2014, we recorded $11.9 million in expenses, including interest, relating to an appraisal proceeding filed by Merion Capital in connection with the Acquisition seeking a judicial determination of the “fair value” of Merion Capital’s shares of LPS common stock under Delaware law, together with statutory interest. On September 18, 2014, we reached an agreement with Merion Capital to resolve an interest motion and FNF paid Merion Capital the merger consideration (cash and stock) and Black Knight paid interest of $9.0 million accrued through the date of payment. The parties will continue the appraisal proceeding. For periods prior to the Acquisition, the legal and regulatory charges primarily related to the former Transaction Services businesses of LPS, which have been transferred to ServiceLink and another FNF subsidiary in connection with the Internal Reorganization.
Deferred Revenues. In connection with the Acquisition, we recorded an adjustment to reflect deferred revenues at its fair value in accordance with GAAP. The result is that we did not recognize revenues of approximately $9.6 million and $12.8 million in 2015 and 2014, repectively. We will not recognize approximately $7.6 million in 2016 that otherwise would have been recognized if the Acquisition had not occurred.
Cost Reduction Actions. In connection with the Acquisition, we put action plans in place to reduce operating costs and increase our profitability. We also put a compensation plan in place, referred to as the Synergy Incentive Program, to incentivize our management team to accomplish planned cost reductions. As a result of the actions taken during 2014, we have reduced our operating expenses as a percent of revenues as compared to periods prior to 2014. Substantially all of our planned cost reduction actions were complete as of September 30, 2014.

Key Components of Results of Operations
Revenues
We generate revenues primarily through contractual arrangements that we enter into with clients to provide services, software and software-related services either individually or as part of an integrated offering of multiple services. These arrangements occasionally include offerings from more than one business unit to the same client.
The following is a description of our revenues by segment:
Technology
Our Technology segment revenues are primarily derived from mortgage processing, outsourced business processing services and software and software-related services. In some cases, these services are offered in combination with one another, and in other cases we offer them individually. Revenues from mortgage processing and outsourced business processing services are typically volume-based and depend on factors such as the number of accounts processed, transactions processed and computer resources utilized.
Data and Analytics
Our Data and Analytics segment revenues are primarily derived from data and valuation-related services. Our Data and Analytics segment owns or licenses data assets that primarily include loan information and property sales and characteristic information. We both license our data directly to our clients and provide our clients with analytical products and workflow solutions for risk management, multiple listing services, insurance underwriting, collateral assessment and loan quality reviews.
Expenses
The following is a brief description of the components of our expenses:

•	Operating expenses include payroll, employee benefits, occupancy costs, data processing costs, program design and development costs and professional services.

•
Depreciation and amortization expense consists of our depreciation related to investments in property and equipment, including information technology hardware, as well as amortization of purchased and developed software and other intangible assets, principally client relationships recorded in connection with the Acquisition. It also includes the amortization of previously deferred implementation-related expenses. Depreciation and amortization expense increased significantly in 2014 compared to 2013 as a result of fair value adjustments recorded in connection with the Acquisition. In 2015, depreciation and amortization has remained relatively consistent with the 2014 amounts.

•
Legal and regulatory charges consist of either actual or estimated costs of settlement, damages and associated legal and professional fees with respect to legal and regulatory matters. For periods prior to the Acquisition, the legal and regulatory charges primarily related to the former Transaction Services businesses that are now part of ServiceLink and another FNF subsidiary.

•
Exit costs, impairments and other charges consist of certain lease exit charges, employee severance, stock compensation acceleration charges, impairments of long-lived assets and other non-recurring charges. In 2014, costs incurred of this nature were directly the result of the Acquisition and are included in transition and integration costs. We did not incur any material costs of this nature during the year ended December 31, 2015.

•
Transition and integration costs for 2014 consisted of incremental costs associated with executing the Acquisition, as well as the related transitioning costs including employee severance, expenses associated with our Synergy Incentive Program, certain other non-recurring professional and other costs as well as member management fees paid to FNF and THL Managers VI, LLC. In 2015, these consist of costs related to our IPO, as well as member management fees through May 25, 2015.

•
Interest expense, net for 2014 and 2015 through May 26, 2015 consisted of interest on the Senior Notes and interest on the former intercompany notes and the former mirror note that were payable to FNF. Subsequent to May 26, 2015, Interest expense, net consists of interest on our senior notes, interest on our new facilities, commitment fees on our revolving credit facility, administrative agent fees, rating agency fees and a guarantee fee that we pay FNF for its ongoing guarantee of the Senior Notes. See Note 10 in the Notes to Consolidated and Combined Financial Statements for a more detailed discussion of our interest expense.

•
Other (expense) income for 2014 consisted of costs associated with the Merion Capital legal matter that resulted from the Acquisition, including interest and estimated costs to defend ourselves in this matter. On September 18, 2014, we reached an agreement with Merion Capital to resolve an interest motion and FNF paid Merion Capital the merger consideration (cash and stock). As of December 31, 2014, Black Knight had incurred expenses of $11.9 million in connection with this matter, including $9.0 million for interest accrued through the settlement date and a $2.9 million accrual for legal defense expenses. To date, we have paid $9.0 million for the interest as well as $0.9 million of the accrued legal expenses. We have not incurred any costs of this nature during the year ended December 31, 2015. Other (expense) income, net for the year ended December 31, 2015 includes a $4.8 million net loss on the Redemption.

•	Income tax expense (benefit) represents federal, state and local taxes based on income attributable to Black Knight in multiple jurisdictions.

Results of Operations
The results of operations presented below do not include the combined results of Commerce Velocity and Property Insight for the period October 16, 2013 through December 31, 2013, as we do not consider those results to provide a meaningful comparison of our business during the succeeding period. For financial reporting purposes, LPS is a predecessor for periods prior to the Acquisition and BKFS LLC, including Commerce Velocity and Property Insight, is a predecessor for the period from October 16, 2013 through January 1, 2014. BKFS LLC is presented as the successor for periods subsequent to January 1, 2014.
Consolidated Results of Operations
The following table sets forth the consolidated statements of operations of Black Knight, BKFS LLC and LPS for the periods presented:

	Black Knight and BKFS LLC		LPS
	Year ended December 31,		Day ended January 1, 2014(2)	Year ended December 31, 2013(3)
	2015	2014
	(Dollars in millions)
Revenues:
Technology, Data and Analytics	$930.7	$852.1	$—	$744.8
Transaction Services(1)	—	—	—	971.4
Total revenues	930.7	852.1	—	1,716.2
Operating expenses	538.2	514.9	—	1,280.5
Depreciation and amortization	194.3	188.8	—	104.0
Legal and regulatory charges	—	—	—	74.4
Exit costs, impairment and other charges	—	—	—	49.4
Transition and integration costs	8.0	119.3	50.1	—
Total expenses	740.5	823.0	50.1	1,508.3
Operating income (loss)	190.2	29.1	(50.1)	207.9
Operating margin	20.4%	3.4%	N/A	12.1%
Interest expense	(89.8)	(128.7)	—	(50.2)
Other (expense) income, net	(4.6)	(12.0)	—	0.1
Earnings (loss) from continuing operations before income taxes	95.8	(111.6)	(50.1)	157.8
Income tax expense (benefit)	13.4	(5.3)	(11.1)	53.6
Net earnings (loss) from continuing operations	82.4	(106.3)	(39.0)	104.2
Loss from discontinued operations, net of tax	—	(0.8)	—	(1.5)
Net earnings (loss)	$82.4	$(107.1)	$(39.0)	$102.7
_______________

(1)
The former Transaction Services segment of LPS was transferred to ServiceLink in January 2014 and, as a result, there are no revenues or expenses of the former Transaction Services segment following the Acquisition and Internal Reorganization.

(2)	The day ended January 1, 2014 includes $50.1 million of transaction costs related to the Acquisition.

(3)	The results of operations have been restated to reflect PCLender.com Inc., a former wholly-owned, consolidated subsidiary ("PCLender") as a discontinued operation. PCLender was sold during 2014.
Revenues
Consolidated revenues were $930.7 million, $852.1 million and $1,716.2 million in the years ended December 31, 2015, 2014 and 2013, respectively. The change in revenues is discussed further at the segment level below.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
The following table sets forth revenues of Black Knight and BKFS LLC by segment for the periods presented:

	Year ended December 31,
	2015	2014
	(In millions)
Technology	$756.2	$695.5
Data and Analytics	174.3	156.5
Corporate and Other	0.2	0.1
Total	$930.7	$852.1
Technology segment revenues were $756.2 million in the year ended December 31, 2015 as compared to $695.5 million in the 2014 period, an increase of $60.7 million or 9%. In our servicing technology business, growth was driven by higher loan counts as well as increased usage and communication fees. In our origination technology business, growth was driven by increased professional services and processing revenues from loan origination systems clients and revenues from Closing Insight clients.
Data and Analytics segment revenues were $174.3 million in the year ended December 31, 2015 as compared to $156.5 million in the 2014 period, an increase of $17.8 million or 11%. The increase was driven primarily by additional revenues from long-term strategic license deals.
Operating Expenses
Consolidated operating expenses were $538.2 million and $514.9 million in the years ended December 31, 2015 and 2014, respectively. As a percent of revenues, operating expenses were 58% in 2015 compared to 60% in 2014. The changes in operating expenses are discussed further at the segment level below.
The following table sets forth operating expenses of Black Knight and BKFS LLC by segment for the periods presented:

	Year ended December 31,
	2015	2014
	(In millions)
Technology	$341.4	$338.2
Data and Analytics	145.5	140.2
Corporate and Other	51.3	36.5
Total	$538.2	$514.9
Technology segment operating expenses were $341.4 million in the year ended December 31, 2015 as compared to $338.2 million in the 2014 period, an increase of $3.2 million, or 1%.
Data and Analytics operating expenses were $145.5 million in the year ended December 31, 2015 as compared to $140.2 million in the 2014 period, an increase of $5.3 million, or 4%. The increase was primarily driven by the buyout of a strategic data partner.
Corporate and Other operating expenses were $51.3 million in the year ended December 31, 2015 as compared to $36.5 million in the 2014 period, an increase of $14.8 million, or 41%. The increase was primarily driven primarily by a one-time charge for the accelerated vesting of 4.4 million restricted shares in connection with the IPO, the addition of public company costs, a non-recurring insurance benefit in 2014, professional fees and severance expenses related to cost-reduction efforts.
Depreciation and Amortization
Consolidated depreciation and amortization was $194.3 million and $188.8 million in the years ended December 31, 2015 and 2014, respectively. The changes in depreciation and amortization are discussed further at the segment level below.

The following table sets forth depreciation and amortization of Black Knight and BKFS LLC by segment for the periods presented:

	Year ended December 31,
	2015	2014
	(In millions)
Technology	$176.4	$171.3
Data and Analytics	13.9	13.7
Corporate and Other	4.0	3.8
Total	$194.3	$188.8
Technology segment depreciation and amortization was $176.4 million in the year ended December 31, 2015 as compared to $171.3 million in the 2014 period, an increase of $5.1 million, or 3%. The main driver of the increase is the amortization of deferred contract costs relating to client implementations. These costs are capitalized and then amortized over the life of the respective contracts.
Data and Analytics segment depreciation and amortization was $13.9 million for the year ended December 31, 2015 as compared to $13.7 million in the 2014 period, representing an increase of $0.2 million, or 1%.
Transition and Integration Costs
Transition and integration costs during the year ended December 31, 2015 primarily represent management fees paid to FNF and THL through May 25, 2015, prior to the IPO, and costs related to the IPO. The transition and integration costs in 2014 primarily represent legal and professional fees related to the Acquisition, severance, transaction-related bonuses and management fees paid to FNF and THL.
Operating Income (Loss)
Consolidated operating income was $190.2 million and $29.1 million in the years ended December 31, 2015 and 2014, respectively. The change in operating income (loss) is discussed further at the segment level below.
The following table sets forth operating income (loss) of Black Knight and BKFS LLC by segment for the periods presented:

	Year ended December 31,
	2015	2014
	(In millions)
Technology	$238.4	$182.3
Data and Analytics	14.9	1.7
Corporate and Other	(63.1)	(154.9)
Total	$190.2	$29.1
Technology segment operating income was $238.4 million in the year ended December 31, 2015 as compared to $182.3 million in the 2014 period, an increase of $56.1 million, or 31%. The increase was driven mainly by the revenues growth and expense reductions discussed above. Operating margin was 31.5% in the year ended December 31, 2015 as compared to 26.2% in 2014. The increase was driven by the incremental benefit from cost reduction actions taken in 2014 as well as high contribution margin on the revenues growth discussed above.
Data and Analytics segment operating income was $14.9 million in the year ended December 31, 2015 as compared to $1.7 million in the 2014 period, an increase of $13.2 million. Operating margin was 8.5% in the year ended December 31, 2015 as compared to 1.1% in 2014. The increase was driven by the incremental benefit from cost reduction actions taken in 2014 as well as high contribution margin on the revenues growth discussed above.
Corporate and Other operating loss was $63.1 million in the year ended December 31, 2015 as compared to $154.9 million in the 2014 period, a decrease of $91.8 million, or 59%. The loss in the 2015 period includes $8.0 million of transition and integration costs compared to $114.7 million in the 2014 period.
Interest Expense, Net
Interest expense, net was $89.8 million in the year ended December 31, 2015 compared to $128.7 million in the 2014 period, a decrease of $38.9 million, or 30%. The decrease is attributable to lower interest payments as a result of our new credit facilities entered into during the second quarter of 2015 as well as lower debt outstanding following the IPO. See Note 10 to the Notes to Consolidated and Combined Financial Statements for a more detailed discussion of the changes to our debt.

Income Tax Expense (Benefit)
Income tax expense (benefit) was $13.4 million and $(5.3) million for the years ended December 31, 2015 and 2014, respectively. Income tax expense as a percentage of earnings before income taxes was 14.0% and 4.7% for the years ended December 31, 2015 and 2014, respectively.
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Revenues
The following table sets forth revenues of BKFS LLC and LPS by segment for the periods presented:

	Year ended December 31,
	2014	2013
	(In millions)
Technology	$695.5	$663.6
Data and Analytics	156.5	80.8
Corporate and Other	0.1	0.4
Black Knight Subtotal	852.1	744.8
Transaction Services	—	971.4
Total	$852.1	$1,716.2
Technology segment revenues were $695.5 million in 2014 as compared to $663.6 million in 2013, an increase of $31.9 million, or 5%. This increase was driven by 3% growth in our servicing technology business from loan growth on our mortgage servicing platform and annual price increases; higher professional services, new clients and a $4.0 million contract termination fee drove 21% growth in our loan origination technology business; and the Commerce Velocity Contribution, which contributed $4.9 million of revenues. The aforementioned increases were partially offset by the effect of purchase accounting on our deferred revenues that reduced our revenues in 2014 by approximately $12.8 million, primarily in our servicing technology business.
Data and Analytics segment revenues were $156.5 million in 2014 as compared to $80.8 million in 2013, an increase of $75.7 million, or 94%. This increase was driven by the Property Insight Contribution, which accounted for an increase of $63.8 million, and the effect of reclassifying sales to LPS’s former Transaction Services segment as revenues in 2014. Prior to the Acquisition, sales to LPS’s former Transaction Services segment were treated as cost transfers with no effect on revenues.
Operating Expenses
Operating expenses were $514.9 million in 2014 as compared to $1,280.5 million in 2013. The decline resulted from the transfer of the former Transaction Services segment of LPS to ServiceLink in January 2014 and cost reduction actions taken following the Acquisition, which were partially offset by expenses from the Property Insight business that was contributed by FNF to Black Knight during 2014 and operating expenses associated with the revenues growth in our businesses. As a percent of revenues, operating expenses were 60% in 2014 compared to 75% in 2013. The decrease in operating expenses as a percent of revenues was primarily due to the transfer of the former Transaction Services segment, which had higher operating expenses as a percentage of revenues than the Black Knight businesses and the benefit of the cost reduction actions.
The following table sets forth operating expenses of BKFS LLC and LPS by segment for the periods presented:

	Year ended December 31,
	2014	2013
	(In millions)
Technology	$338.2	$340.5
Data and Analytics	140.2	80.4
Corporate and Other	36.5	45.5
Black Knight Subtotal	514.9	466.4
Transaction Services	—	814.1
Total	$514.9	$1,280.5
Technology segment operating expenses were $338.2 million in 2014 as compared to $340.5 million in 2013, a decrease of $2.3 million or 1%. As a percent of revenues, operating expenses in 2014 were 49% compared to 51% in 2013. The decrease was the result of cost reduction actions taken following the Acquisition and revenues growth.

Data and Analytics segment operating expenses were $140.2 million in 2014 as compared to $80.4 million in 2013, an increase of $59.8 million or 74%. This increase was driven by the contribution of Property Insight by FNF to Black Knight in 2014, which accounted for an increase of $53.1 million, the effect of the reclassification as revenues of our sales to LPS’s former Transaction Services segment, and maintenance costs associated with our property records database.
Corporate and Other operating expenses were $36.5 million in 2014 as compared to $45.5 million in 2013, a decrease of $9.0 million or 20%. This decrease was driven by cost reduction actions taken following the Acquisition.
Depreciation and Amortization
Depreciation and amortization was $188.8 million in 2014 compared to $104.0 million in 2013. The increase was primarily driven by the amortization of intangible assets recorded in connection with the Acquisition, partially offset by the effect of the transfer of the former Transaction Services segment to ServiceLink in January 2014.
The following table sets forth depreciation and amortization of BKFS LLC and LPS by segment for the periods presented:

	Year ended December 31,
	2014	2013
	(In millions)
Technology	$171.3	$75.8
Data and Analytics	13.7	4.6
Corporate and Other	3.8	3.2
Black Knight Subtotal	188.8	83.6
Transaction Services	—	20.4
Total	$188.8	$104.0
Technology segment depreciation and amortization was $171.3 million in 2014 as compared to $75.8 million in 2013, an increase of $95.5 million. This increase was driven by the amortization of intangible assets and the effect of fair value adjustments recorded in connection with the Acquisition as a result of purchase accounting, which accounted for a net increase of $90.8 million, and investments in key technology platforms and IT infrastructure.
Data and Analytics segment depreciation and amortization was $13.7 million in 2014 as compared to $4.6 million in 2013. The increase was driven by the amortization of intangible assets and the effect of fair value adjustments recorded in connection with the Acquisition as a result of purchase accounting, which accounted for an increase of $4.1 million, and $4.8 million resulting from the contribution of the Property Insight business by FNF to Black Knight in 2014.
Corporate and Other depreciation and amortization was $3.8 million in 2014 as compared to $3.2 million in 2013.
Legal and Regulatory Charges
During 2013, we recorded legal and regulatory charges of $74.4 million to reflect management’s assessment of legal matters, primarily related to the Transaction Services segment of LPS that has been distributed to ServiceLink in connection with the Internal Reorganization. In 2014, adjustments to the legal and regulatory accrual for matters that existed on January 2, 2014 were recorded as a result of purchase accounting, with the exception of the Merion Capital legal matter. The accrual for costs associated with the Merion Capital legal matter, including interest and estimated costs to defend ourselves, were recorded in other expense.
Exit Costs, Impairments and Other Charges
Exit costs, impairments and other charges were $49.4 million in 2013 and related to employment matters and severance costs resulting from various cost reduction initiatives and transaction costs associated with the Acquisition. Costs of this nature during 2014 were directly the result of the Acquisition and are included in transition and integration costs.

The following table sets forth exit costs, impairments and other charges of BKFS LLC and LPS by segment for the periods presented:

	Year ended December 31,
	2014	2013
	(In millions)
Technology	$—	$0.4
Data and Analytics	—	0.3
Corporate and Other	—	7.4
Black Knight Subtotal	—	8.1
Transaction Services	—	41.3
Total	$—	$49.4
Transition and Integration Costs
Transition and integration costs represent non-recurring expenses incurred as a result of the Acquisition. The transition and integration costs in 2014 primarily represent legal and professional fees related to the Acquisition, severance, transaction-related bonuses and management fees paid to FNF and THL Managers VI, LLC and other costs directly resulting from the Acquisition.
Operating Income (Loss)
Operating income was $29.1 million in 2014 as compared to $207.9 million in 2013.
The following table sets forth operating income (loss) of BKFS LLC and LPS by segment for the periods presented:

	Year ended December 31,
	2014	2013
	(In millions)
Technology	$182.3	$246.9
Data and Analytics	1.7	(4.5)
Corporate and Other	(154.9)	(58.2)
Black Knight Subtotal	29.1	184.2
Transaction Services	—	23.7
Total	$29.1	$207.9
Technology segment operating income was $182.3 million in 2014 compared to $246.9 million in 2013, a decrease of $64.6 million, or 26%. Operating margin was 26.2% in 2014 compared to 37.2% in 2013. The changes were driven mainly by the revenue and expense fluctuations discussed above.
Data and Analytics segment operating income (loss) was $1.7 million in 2014 compared to $(4.5) million in 2013. The changes were driven mainly by the revenue and expense fluctuations discussed above.
Corporate and Other operating loss was $154.9 million in 2014 compared to $58.2 million in 2013. The increase in operating loss was driven by $114.7 million of transition and integration costs in 2014.
Interest Expense
Interest expense, net was $128.7 million in 2014 compared to $50.2 million in 2013. The increase was a result of higher total debt outstanding and a higher weighted average interest rate in 2014 than in 2013.
Other (Expense) Income, Net
Other (expense) income, net was $(12.0) million in 2014 compared to $0.1 million in 2013. The increase is a result of the interest and estimated defense costs in 2014 associated with the Merion Capital litigation.
Income Tax Expense (benefit)
Income tax benefit in 2014 was $(5.3) million compared to expense of $53.6 million in 2013. The variance is principally due to the conversion of LPS into a Delaware limited liability company on January 3, 2014 in connection with the Acquisition and Internal Reorganization and the election to be treated as a partnership under applicable federal and state income tax laws. The tax benefit recognized in 2014 is primarily due to the tax effect of certain fees and expenses recognized immediately following the Acquisition but prior to the conversion to a limited liability company.
Liquidity and Capital Resources
Cash Requirements
Our primary sources of liquidity are our existing cash balances, cash flows from operations and borrowings on our Revolving Credit Facility.
Our primary cash requirements include operating expenses, debt service payments (principal and interest), capital expenditures and systems development expenditures and may include dividends and/or business acquisitions and/or share repurchases. Our cash requirements may also include tax distributions to holders of BKFS LLC Units, the timing and amount of which will be dependent upon the taxable income allocable to the holders of Units. The expected tax distributions to be made during the first quarter of 2016 are approximately $48.0 million. In addition, we would need cash to purchase shares of Class B common stock that are converted into shares of Class A common stock pursuant to the LLC Agreement if we choose to pay cash for such shares.
As of December 31, 2015, we had cash and cash equivalents of $186.0 million and debt of $1,668.0 million (excluding the debt issuance costs and the unamortized premium associated with our senior notes). We believe that our cash flow from operations and available cash and cash equivalents are sufficient to meet our liquidity needs, including the repayment of our outstanding debt, for at least the next 12 months. We anticipate that to the extent that we require additional liquidity, it will be funded through borrowings on our revolving credit facility, the incurrence of other indebtedness, equity issuance or a combination thereof. We cannot be assured that we will be able to obtain this additional liquidity on reasonable terms, or at all. The loss of the largest lender on our revolving credit facility would reduce our borrowing capacity by $36.7 million. Additionally, our liquidity and our ability to meet our obligations and fund our capital requirements are also dependent on our future financial performance, which is subject to general economic, financial and other factors that are beyond our control. Accordingly, we cannot be assured that our business will generate sufficient cash flow from operations or that future borrowings will be available from additional indebtedness or otherwise to meet our liquidity needs. Although we have no specific current plans to do so, if we decide to pursue one or more significant acquisitions, we may incur additional debt or sell additional equity to finance such acquisitions.
Cash Flows
The following table provides a summary of cash flows from operating, investing and financing activities of Black Knight, BKFS LLC and LPS for the periods presented:

	Black Knight and BKFS LLC		LPS
	Year ended December 31,		Day ended January 1, 2014	Year ended December 31, 2013
	2015	2014
	(In millions)
Cash flows from operating activities	$248.2	$19.4	$(51.2)	$201.0
Cash flows from investing activities	(102.5)	(65.4)	—	(140.8)
Cash flows from financing activities	(21.6)	107.9	—	33.2
Net increase in cash and cash equivalents	$124.1	$61.9	$(51.2)	$93.4
Operating Activities
Cash flows from operating activities reflect net earnings (loss) adjusted for certain non-cash items and changes in certain assets and liabilities.
Cash provided by operating activities was $248.2 million, $19.4 million and $201.0 million for the years ended December 31, 2015, 2014 and 2013, respectively. The increase in cash provided by operating activities in the year ended December 31, 2015 as compared to the 2014 period is primarily related to increased earnings in the 2015 period as well as non-recurring costs paid in the 2014 period relating to the Acquisition. The decrease in cash provided by operating activities during the 2014 period compared to 2013 is primarily driven by non-recurring transaction costs paid in the 2014 period relating to the Acquisition as well as increased interest paid during the 2014 period.
Investing Activities
Investing cash flows consist primarily of capital expenditures, acquisitions and dispositions. Our principal capital expenditures are for computer software (purchased and internally developed) and additions to property and equipment.
Cash used in investing activities was $102.5 million, $65.4 million and $140.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. The increase in cash used in investing activities in the year ended December 31, 2015 as compared to the 2014 period is primarily related to increased capital expenditures in the 2015 period due to the timing of our capital projects as well as an additional investment in our property records database. The decrease in the 2014 period is the result of lower capital expenditures, along with the absence of purchases of investments and acquisition costs for title plants and property records data in 2014. Following the completion of our property records database in 2013, the maintenance costs associated with that database are expensed as incurred. Capital expenditures were approximately $66.9 million and $113.8 million during 2014 and 2013, respectively. The decrease in the 2014 period from the 2013 period is due to heightened investment discipline, project timing and the transfer of our former Transaction Services segment to ServiceLink.
Financing Activities
Financing cash flows consist primarily of our borrowings, related debt issuance costs, debt principal payments, proceeds from the IPO and capital transactions related to the Acquisition and Internal Reorganization.
Cash (used in) provided by financing activities was $(21.6) million, $107.9 million and $33.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. In the 2015 period, we had cash inflows of $1,299.0 million in borrowings, net of original issue discount, and $479.3 million in gross proceeds from the IPO. These were offset by cash outflows of $1,745.9 million in debt service payments, $20.6 million in debt issuance costs, $17.3 million to the THL Intermediaries in connection with their merger with and into us in connection with the IPO, $11.8 million in call premium on the partial redemption of the Senior Notes, $4.2 million in costs attributable to the IPO and a $0.1 million distribution to members for income taxes. The 2014 period includes cash inflows of $469.0 million from the Acquisition and Internal Reorganization and $88.0 million in borrowings. These amounts were offset by $432.2 million in debt service payments and a $16.9 million distribution to members. Cash provided by financing activities in 2013 resulted from proceeds from the exercise of stock options partially offset by dividends paid to LPS common shareholders.
Financing
For a description of our financing arrangements, see Note 10 to the Notes to Consolidated and Combined Financial Statements included in Item 8 of Part 2 of this Report, which is incorporated by reference into this Part II Item 7.
Contractual Obligations
Our long-term contractual obligations generally include our debt and related interest payments, data processing and maintenance commitments and operating lease payments on certain of our property and equipment. As of December 31, 2015, our required annual payments relating to these contractual obligations were as follows (in millions):

		Payments due by period
	Total	2016	2017-2018	2019-2020	Thereafter
	(In millions)
Long-term debt	$1,668.0	$44.0	$148.0	$708.0	$768.0
Interest on long-term debt(1)	340.4	59.0	113.5	96.5	71.4
Data processing and maintenance commitments	84.1	31.5	52.3	0.3	—
Operating lease payments	28.3	9.3	12.0	6.5	0.5
Other(2)	56.6	5.1	14.1	17.5	19.9
Total	$2,177.4	$148.9	$339.9	$828.8	$859.8
_______________

(1)
These calculations assume that (a) applicable margins remain constant; (b) the Term A Loan variable rate debt is priced at the one-month LIBOR rate in effect as of December 31, 2015; (c) the Term B Loan variable rate debt is priced at the floor per the agreement (3.75%); (d) the Revolving Credit Facility is priced at the one-month LIBOR rate in effect as of December 31, 2015; (e) only mandatory debt repayments are made; and (f) no refinancing occurs at debt maturity.

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
Capital Stock Transactions
On May 26, 2015, we completed the IPO of 18,000,000 shares of our Class A common stock at an offering price of $24.50 per share. We granted the underwriters a 30-day option to purchase an additional 2,700,000 shares of our Class A common stock at the offering price, which was exercised in full. A total of 20,700,000 shares of Class A common stock were issued on May 26, 2015, with net proceeds of $475.1 million, after deducting $32.1 million for the underwriters' discount and IPO-related expenses. See Note 1 to the Notes to Consolidated and Combined Financial Statements for a more detailed discussion of the IPO.
Off-Balance Sheet Arrangements
We do not have any material off-balance sheet arrangements other than operating leases.
Recent Accounting Pronouncements
See Note 3 to the Notes to Consolidated and Combined Financial Statements for a description of recent accounting pronouncements.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk
In the normal course of business, we are routinely subject to a variety of risks, as described in Item 1A. Risk Factors of Part I of this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission.
The risks related to our business also include certain market risks that may affect our debt and other financial instruments. At present, we face the market risks associated with our cash equivalents and with interest rate movements on our outstanding debt.
We regularly assess these market risks and have established policies and business practices designed to protect against the adverse effects of these exposures.
We had $1.7 billion in long-term debt outstanding as of December 31, 2015, of which $1.3 billion is subject to variable interest rates. We are exposed to interest rate risk in connection with our long-term debt that is subject to variable interest rates. We performed a sensitivity analysis on the principal amount of our long-term debt subject to variable interest rates as of December 31, 2015. Based on the $1.3 billion long-term debt outstanding subject to variable interest rates as of December 31, 2015, an increase of 100 basis points in the applicable interest rate would cause an increase in interest expense of approximately $11.5 million on an annual basis. A decrease of 100 basis points in the applicable rate would cause a decrease in interest expense of approximately $3.9 million on an annual basis as the current LIBOR rate is less than 1.0%.
On January 20, 2016, we entered into two interest rate swap agreements to hedge forecasted monthly interest rate payments on $400.0 million of our floating rate debt ($200.0 million notional value each) (the “Swap Agreements”). The Swap Agreements have been designated as cash flow hedging instruments. Under the terms of the Swap Agreements, we receive payments based on the 1-month LIBOR rate and pay a weighted average fixed rate of 1.01%. The effective term for the Swap Agreements is February 1, 2016 through January 31, 2019.

Item 8.	Financial Statements and Supplementary Data
BLACK KNIGHT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS

Page Number
Report of Independent Registered Public Accounting Firm on Consolidated and Combined Financial Statements	49
Consolidated Balance Sheets as of December 31, 2015 and 2014	50
Consolidated and Combined Statements of Operations and Comprehensive Earnings (Loss) for the years ended December 31, 2015 and 2014 and for the period from October 16, 2013 through December 31, 2013	51
Consolidated and Combined Statements of Equity for the years ended December 31, 2015 and 2014 and for the period from October 16, 2013 through December 31, 2013	52
Consolidated and Combined Statements of Cash Flows for the years ended December 31, 2015 and 2014 and for the period from October 16, 2013 through December 31, 2013	54
Notes to Consolidated and Combined Financial Statements	55

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Black Knight Financial Services, Inc.:
We have audited the accompanying consolidated balance sheets of Black Knight Financial Services, Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated and combined statements of operations and comprehensive earnings (loss), equity and cash flows for each of the years in the two-year period ended December 31, 2015 and the period from October 16, 2013 (date of inception) through December 31, 2013. These consolidated and combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated and combined financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of Black Knight Financial Services, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2015 and the period from October 16, 2013 (date of inception) through December 31, 2013, in conformity with U.S. generally accepted accounting principles.
As discussed in note 1 to the consolidated and combined financial statements, Black Knight Financial Services, Inc. completed an initial public offering (IPO) of its stock on May 26, 2015 and contributed the net cash proceeds received from the IPO to Black Knight Financial Services, LLC in exchange for 44.5% of the units and a managing member’s membership interest in Black Knight Financial Services, LLC. Additionally, as discussed in notes 1 and 2 to the consolidated and combined financial statements, Lender Processing Services, Inc. merged with Lion Merger Sub, Inc. on January 2, 2014, through which Lender Processing Services, Inc. became a wholly-owned subsidiary of Fidelity National Financial, Inc., which then reorganized the operations of Lender Processing Services, Inc. and contributed certain of its operations into Black Knight Financial Services, LLC on January 3, 2014.

/s/ KPMG LLP

February 26, 2016
Jacksonville, Florida
Certified Public Accountants

BLACK KNIGHT FINANCIAL SERVICES, INC.
Consolidated Balance Sheets
(In millions, except share data)

	Successor
	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$186.0	$61.9
Trade receivables, net	134.9	132.5
Prepaid expenses and other current assets (inclusive of $0.2 and $0.6 of related party prepaid fees as of December 31, 2015 and 2014, respectively)	28.2	28.6
Receivables from related parties	7.6	7.7
Total current assets	356.7	230.7
Property and equipment, net	152.0	142.4
Computer software, net	466.5	487.8
Other intangible assets, net	330.2	416.6
Deferred income taxes, net	—	0.2
Goodwill	2,223.9	2,223.9
Other non-current assets	174.4	96.7
Total assets	$3,703.7	$3,598.3
LIABILITIES, REDEEMABLE MEMBERS' INTEREST AND EQUITY
Current liabilities:
Trade accounts payable and other accrued liabilities	$29.3	$41.8
Accrued salaries and benefits	52.2	49.5
Legal and regulatory accrual	8.0	11.7
Current portion of long-term debt (all amounts due to related party as of December 31, 2014)	43.5	64.4
Accrued interest (inclusive of $0.1 due to related party as of December 31, 2014)	4.8	7.3
Deferred revenues	40.4	28.1
Total current liabilities	178.2	202.8
Deferred revenues	56.2	35.9
Deferred income taxes, net	4.7	—
Long-term debt, net of current portion (inclusive of $1,454.6 due to related party as of December 31, 2014)	1,618.0	2,070.7
Other non-current liabilities	1.6	1.2
Total liabilities	1,858.7	2,310.6
Commitments and contingencies (Note 11)
Redeemable members' interest	—	370.7
Equity:
Class A common stock; $0.0001 par value; 350,000,000 shares authorized, 68,303,680 shares issued and outstanding as of December 31, 2015 and none as of December 31, 2014	—	—
Class B common stock; $0.0001 par value; 200,000,000 shares authorized, 84,826,282 shares issued and outstanding as of December 31, 2015 and none as of December 31, 2014	—	—
Preferred stock; $0.0001 par value; 25,000,000 shares authorized; none issued and outstanding	—	—
Contributed member capital	—	1,063.8
Additional paid-in capital	798.9	—
Accumulated deficit	—	(146.7)
Retained earnings	19.9	—
Accumulated other comprehensive loss	(0.1)	(0.1)
Total shareholders' and members' equity	818.7	917.0
Noncontrolling interests	1,026.3	—
Total equity	1,845.0	917.0
Total liabilities, redeemable members' interest and equity	$3,703.7	$3,598.3
See Notes to Consolidated and Combined Financial Statements.

BLACK KNIGHT FINANCIAL SERVICES, INC.
Consolidated and Combined Statements of Operations and Comprehensive Earnings (Loss)
(In millions, except per share data)

	Successor		Predecessor
	Year ended December 31,		Period from October 16, 2013 through December 31, 2013
	2015	2014

Revenues (see Note 5 for related party transactions)	$930.7	$852.1	$15.0

Expenses:
Operating expenses (see Note 5 for related party transactions)	538.2	514.9	16.9
Depreciation and amortization	194.3	188.8	1.1
Transition and integration costs (see Note 5 for related party transactions)	8.0	119.3	—
Total expenses	740.5	823.0	18.0
Operating income (loss)	190.2	29.1	(3.0)

Other income and expense:
Interest expense (see Note 5 for related party transactions)	(89.8)	(128.7)	—
Other expense, net	(4.6)	(12.0)	—
Total other expense, net	(94.4)	(140.7)	—

Earnings (loss) from continuing operations before income taxes	95.8	(111.6)	(3.0)
Income tax expense (benefit)	13.4	(5.3)	—
Net earnings (loss) from continuing operations	82.4	(106.3)	(3.0)
Loss from discontinued operations, net of tax	—	(0.8)	—
Net earnings (loss)	82.4	(107.1)	(3.0)
Less: Net earnings (loss) attributable to noncontrolling interests	62.4	(107.1)	(3.0)
Net earnings attributable to Black Knight Financial Services, Inc.	$20.0	$—	$—
Foreign currency translation adjustment	(0.1)	(0.1)	—
Comprehensive earnings (loss) attributable to noncontrolling interests	62.4	(107.1)	(3.0)
Comprehensive earnings (loss)	$82.3	$(107.2)	$(3.0)

	May 26, 2015 through December 31, 2015
Net earnings per share attributable to Black Knight Financial Services, Inc., Class A common shareholders:
Basic	$0.31
Diluted	$0.29
Weighted average shares of Class A common stock outstanding (see Note 4):
Basic	64.4
Diluted	67.9

See Notes to Consolidated and Combined Financial Statements.

BLACK KNIGHT FINANCIAL SERVICES, INC.
Consolidated and Combined Statements of Equity
(In millions)

	Predecessor
	Black Knight Financial Services, LLC
	Contributed member capital	Accumulated deficit	Accumulated other comprehensive loss	Total equity	Redeemable members' interest
Balance, October 16, 2013	$118.4	$(47.6)	$—	$70.8	$—
Net loss	—	(3.0)	—	(3.0)	—
Balance, December 31, 2013 and January 1, 2014	$118.4	$(50.6)	$—	$67.8	$—

	Successor
Balance, December 31, 2013 and January 1, 2014	$—	$—	$—	$—	$—
Contribution of Black Knight InfoServ, LLC from Fidelity National Financial, Inc.	2,792.9	—	—	2,792.9	—
Assumption of debt from Fidelity National Financial, Inc.	(1,858.0)	—	—	(1,858.0)	—
Contribution of Fidelity National Commerce Velocity, LLC from Fidelity National Financial, Inc.	62.2	(28.4)	—	33.8	—
Contribution from Member (Thomas H. Lee Partners, L.P.)	—	—	—	—	350.0
Return of Capital to Members	(9.5)	—	—	(9.5)	(7.4)
Contribution of Property Insight, LLC from Fidelity National Financial, Inc.	95.0	1.8	—	96.8	—
Dividend of Property Insight, LLC assets to Fidelity National Financial, Inc.	—	(9.8)	—	(9.8)	—
Profits interest expense	6.1	—	—	6.1	—
Dividend profits interest to Fidelity National Financial, Inc. for awards granted to non-employees	3.2	(3.2)	—	—	—
Redemption values of profits interest grants	(28.1)	—	—	(28.1)	28.1
Net earnings (loss)	—	(107.1)	—	(107.1)	—
Foreign currency translation adjustment	—	—	(0.1)	(0.1)	—
Balance, December 31, 2014	$1,063.8	$(146.7)	$(0.1)	$917.0	$370.7

See Notes to Consolidated and Combined Financial Statements.

BLACK KNIGHT FINANCIAL SERVICES, INC.
Consolidated and Combined Statements of Equity - (Continued)
(In millions)

	Successor
	Black Knight Financial Services, LLC			Black Knight Financial Services, Inc.
				Class A common stock		Class B common stock
	Contributed member capital	Accumulated deficit	Accumulated other comprehensive loss	Shares	$	Shares	$	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Noncontrolling interests	Total equity	Redeemable members' interest
Balance, December 31, 2014	$1,063.8	$(146.7)	$(0.1)	—	$—	—	$—	$—	$—	$—	$—	$917.0	$370.7
Profits interests expense	2.6	—	—	—	—	—	—	—	—	—	—	2.6	—
Redemption value of profits interests	(59.5)	—	—	—	—	—	—	—	—	—	—	(59.5)	59.5
Net earnings	—	21.4	—	—	—	—	—	—	—	—	—	21.4	—
Foreign currency translation adjustment	—	—	(0.1)	—	—	—	—	—	—	—	—	(0.1)	—
Balance, May 25, 2015, prior to organizational transactions and IPO	1,006.9	(125.3)	(0.2)	—	—	—	—	—	—	—	—	881.4	430.2
Issuance of Class A common stock, net of underwriters' discount and issuance costs	—	—	—	20.7	—	—	—	475.1	—	—	—	475.1	—
Conversion of THL member interest into shares of Class A common stock	—	—	—	39.3	—	—	—	319.4	—	—	12.7	332.1	(342.6)
Conversion of profits interests into restricted shares of Class A common stock	75.7	—	—	8.0	—	—	—	11.9	—	—	—	87.6	(87.6)
Issuance of Class B common stock to FNF and THL	—	—	—	—	—	84.8	—	—	—	—	—	—	—
Reclassification of FNF member capital to noncontrolling interests	(1,082.6)	—	—	—	—	—	—	—	—	—	1,082.6	—	—
Reclassification of accumulated deficit and accumulated other comprehensive loss	—	125.3	0.2	—	—	—	—	(15.5)	—	—	(110.0)	—	—
Issuance of restricted shares of Class A common stock	—	—	—	0.3	—	—	—	—	—	—	—	—	—
Equity-based compensation expense	—	—	—	—	—	—	—	8.0	—	—	—	8.0	—
Net earnings	—	—	—	—	—	—	—	—	20.0	—	41.0	61.0	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(0.1)	—	(0.1)	—
Tax distributions	—	—	—	—	—	—	—	—	(0.1)	—	—	(0.1)	—
Balance, December 31, 2015	$—	$—	$—	68.3	$—	84.8	$—	$798.9	$19.9	$(0.1)	$1,026.3	$1,845.0	$—

See Notes to Consolidated and Combined Financial Statements.

BLACK KNIGHT FINANCIAL SERVICES, INC.
Consolidated and Combined Statements of Cash Flows
(In millions)

	Successor		Predecessor
	Year ended December 31,		Period from October 16, 2013 through December 31, 2013
	2015	2014

Cash flows from operating activities:
Net earnings (loss)	$82.4	$(107.1)	$(3.0)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	194.3	188.8	1.1
Amortization of debt issuance costs, bond premium and original issue discount	0.8	(2.1)	—
Loss on extinguishment of debt, net	4.8	—	—
Deferred income taxes, net	11.8	0.1	—
Equity-based compensation	11.4	6.4	—
Changes in assets and liabilities:
Trade and other receivables, including receivables from related parties	(20.9)	0.2	0.7
Prepaid expenses and other assets	(6.4)	(9.5)	(0.7)
Deferred contract costs	(54.9)	(42.5)	—
Deferred revenues	32.6	27.8	—
Trade accounts payable and other accrued liabilities	(7.7)	(42.7)	—
Net cash provided by (used in) operating activities	248.2	19.4	(1.9)
Cash flows from investing activities:
Additions to property and equipment	(45.6)	(21.4)	(0.2)
Additions to computer software	(50.1)	(45.5)	—
Investment in property records database	(6.8)	—	—
Proceeds from sale of PCLender	—	1.5	—
Net cash used in investing activities	(102.5)	(65.4)	(0.2)
Cash flows from financing activities:
Borrowings, net of original issue discount	1,299.0	88.0	—
Debt service payments	(1,745.9)	(432.2)	—
Proceeds from issuance of Class A common stock, before offering expenses	479.3	—	—
Costs directly associated with issuance of Class A common stock	(4.2)	—	—
Debt issuance costs	(20.6)	—	—
Senior notes call premium	(11.8)	—	—
Contribution from Thomas H. Lee Partners, LP	—	350.0	—
Cash from contribution of Black Knight InfoServ, LLC	—	61.4
Net proceeds from sale of National Title Insurance of New York, Inc. to Fidelity National Financial, Inc.	—	50.2	—
Cash from contribution of Fidelity National Commerce Velocity, LLC from Fidelity National Financial, Inc.	—	0.7	—
Cash from contribution of Property Insight, LLC from Fidelity National Financial, Inc.	—	6.7	—
Distributions to members	(17.4)	(16.9)	—
Net cash (used in) provided by financing activities	(21.6)	107.9	—
Net increase (decrease) in cash and cash equivalents	124.1	61.9	(2.1)
Cash and cash equivalents, beginning of period	61.9	—	9.5
Cash and cash equivalents, end of period	$186.0	$61.9	$7.4
Supplemental cash flow information:
Interest paid	$(89.2)	$(131.8)	$—
Income taxes refunded, net	$0.2	$30.7	$—

See Notes to Consolidated and Combined Financial Statements.

BLACK KNIGHT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Except as otherwise indicated or unless the context otherwise requires, all references to "Black Knight", the "Company", "us", "we" or "our" are to Black Knight Financial Services, Inc., a Delaware corporation, and its subsidiaries.

(1)	Basis of Presentation
The accompanying audited Consolidated and Combined Financial Statements were prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). As further discussed below and in Note 2-Acquisition and Internal Reorganization by FNF and Other Transactions, Black Knight Financial Services, LLC ("BKFS LLC") was established in connection with the acquisition of Lender Processing Services, Inc. ("LPS") by Fidelity National Financial, Inc. ("FNF") on January 2, 2014 (the "Acquisition") and ensuing internal reorganization (the "Internal Reorganization"). As part of the Internal Reorganization, certain pre-existing FNF businesses were contributed to BKFS LLC. Accordingly, we have applied GAAP requirements for transactions between entities under common control to the Consolidated and Combined Financial Statements.
The information in the audited Combined Financial Statements of BKFS LLC for the period from October 16, 2013 through December 31, 2013 includes the results of operations, equity and cash flows of BKFS LLC, a company formed on October 16, 2013 in anticipation of the Internal Reorganization (see further discussion in Note 2-Acquisition and Internal Reorganization by FNF and Other Transactions). For the period from October 16, 2013 through December 31, 2013, the results of operations, equity and cash flows of Fidelity National Commerce Velocity, LLC ("Commerce Velocity") and Property Insight, LLC ("Property Insight"), which were wholly-owned subsidiaries of FNF prior to the Acquisition (see further description in Note 2-Acquisition and Internal Reorganization by FNF and Other Transactions), are presented as being combined into BKFS LLC since the date of its formation. These companies were contributed by FNF to BKFS LLC subsequent to the Acquisition, but have been retroactively reflected as being included in BKFS LLC since they, along with BKFS LLC, were entities under common control of FNF since October 16, 2013. The accompanying audited Combined Financial Statements for the 2013 period may not be indicative of the conditions that would have existed if Commerce Velocity and Property Insight had operated as unaffiliated entities. There were various licenses and title plant access agreements that would have to be in place for these combined entities to operate on a stand-alone basis and not as directly owned subsidiaries of FNF. Further, the combined financial position or results of operations of BKFS LLC as of December 31, 2013 and for the period from October 16, 2013 through December 31, 2013 is not indicative of the future financial position of BKFS LLC.
We consider the contribution of Black Knight InfoServ, LLC ("BKIS"), a Delaware limited liability company, (including the Technology, Data and Analytics business of LPS) to BKFS LLC on January 3, 2014 to be a change in reporting entity. BKIS was contributed by FNF to BKFS LLC subsequent to the Acquisition, but has been retroactively reflected as being included in BKFS LLC since January 2, 2014, the date it came under the common control of FNF. Therefore, the periods prior to this Acquisition are labeled "Predecessor", and the periods subsequent are labeled "Successor". BKFS LLC (Predecessor) is considered part of the predecessor period for the day ended January 1, 2014. However, as the results of operations for this day are immaterial, we have included these results in the Successor period for the year ended December 31, 2014. See Note 2-Acquisition and Internal Reorganization by FNF and Other Transactions for further discussion of these transactions.
The periods presented have been segregated and labeled in accordance with the following:

•
Successor - Represents the consolidated financial position, results of operations and cash flows of (1) Black Knight for the period from May 26, 2015, the date we completed our IPO, through December 31, 2015 and (2) BKFS LLC for the period from January 2, 2014 through May 25, 2015, the day prior to the IPO. The 2014 results of the Successor have been defined to be the time period starting on January 2, 2014, the date on which BKIS came under the common control of FNF, through December 31, 2014. Successor-related transactions occurring on January 2, 2014, including transaction costs of $42.7 million, are included in the Successor results. Immaterial results of the Predecessor on January 1, 2014 are included in the Successor results for the year ended December 31, 2014.

•
Predecessor - Represents the combined financial position, results of operations and cash flows of BKFS LLC prior to the Acquisition and related contribution of BKIS. These combined financial statements reflect the activity and operations of BKFS LLC, Commerce Velocity and Property Insight, and are presented using FNF historical basis of accounting.

BKFS LLC was formed on October 16, 2013, with FNF as its sole member, in anticipation of the Internal Reorganization (see further description in Note 2-Acquisition and Internal Reorganization by FNF and Other Transactions).
Description of Business
Black Knight was incorporated in the State of Delaware on October 27, 2014. We are a holding company that conducts our business through our interest in BKFS LLC, our sole asset and a provider of integrated technology, data and analytics solutions that facilitates and automates many of the business processes across the mortgage lifecycle. We provide solutions to the mortgage and real estate industries primarily in the United States.

BLACK KNIGHT FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

BKFS LLC owns all of the membership interests of BKIS, formerly known as LPS. As discussed further in Note 2-Acquisition and Internal Reorganization by FNF and Other Transactions, FNF acquired LPS on January 2, 2014, and LPS underwent a series of transactions on January 3, 2014 in which the Technology, Data and Analytics businesses of LPS, as well as certain pre-existing FNF businesses, were contributed to BKFS LLC.
Our primary solutions include:

•
our mortgage servicing platform ("MSP"), which is a software as a service ("SaaS") application that automates loan servicing, including loan setup and ongoing processing, customer service, accounting and reporting to the secondary mortgage market and investor reporting;

•	our mortgage origination solutions, Empower and LendingSpace, which automate and facilitate retail, wholesale and correspondent loan originations;

•	our collaborative electronic vendor network, RealEC Exchange, and our Insight suite of products, which help lenders to meet loan quality and transparency requirements;

•
our data and analytics businesses, the most significant of which are our alternative property valuations business, which provides a range of valuations other than traditional appraisals, and our aggregated property, loan and tax data services.

Reporting Segments
We conduct our operations through two reporting segments, (1) Technology and (2) Data and Analytics. See further discussion in Note 15-Segment Information.
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

•
the issuance of shares of Class B common stock by us to FNF and certain Thomas H. Lee Partners, L.P. ("THL") affiliates ("THL Affiliates"), former holders of membership interests in BKFS LLC ("Units"). Class B common stock is neither registered nor publicly traded and does not entitle the holders thereof to any of the economic rights, including rights to dividends and distributions upon liquidation, that would be provided to holders of Class A common stock; and the total voting power of the Class B common stock is equal to the percentage of Units not held by us;

•
the issuance of shares of Class A common stock and a $17.3 million cash payment to certain THL Affiliates, in connection with the merger of certain THL affiliated entities (the "THL Intermediaries") with and into us, pursuant to which we acquired the Units held by the THL Intermediaries.

•	the issuance of shares of Class A common stock by Black Knight to the investors in the IPO;

•	the contribution by us of the net cash proceeds received in the IPO to BKFS LLC in exchange for 44.5% of the Units and a managing member’s membership interest in BKFS LLC;

•	the conversion of all outstanding equity incentive awards in the form of profits interests in BKFS LLC into restricted shares of our Class A common stock; and

•
the restatement of the limited liability company agreement ("LLC Agreement") to provide for the governance and control of BKFS LLC by Black Knight as its managing member and to establish the terms upon which other holders of Units may exchange their Units, and a corresponding number of shares of Class B common stock for, at our option, shares of Class A common stock on a one-for-one basis or a cash payment from BKFS LLC.

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

BLACK KNIGHT FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

The use of the proceeds from the IPO is as follows (in millions):

Gross proceeds	$507.2
Less:
Underwriters' discount	27.9
IPO-related expenses	4.2
Partial redemption of 5.75% Senior Notes due 2023 (Note 10)	204.8
Call premium on partial redemption of 5.75% Senior Notes due 2023	11.8
Interest on partial redemption of 5.75% Senior Notes due 2023	1.4
Cash payment to THL Intermediaries	17.3
Partial repayment of principal on other outstanding long-term debt	203.0
Refinancing expenses	20.6
Cash to balance sheet	16.2
Unused proceeds	$—
As a result of the organizational transactions and IPO described above, we owned 44.5% of the Units of BKFS LLC; Black Knight Holdings, Inc. ("BKHI"), Chicago Title Insurance Company and Fidelity National Title Insurance Company, all subsidiaries of FNF, collectively owned 54.5% of the Units; and THL and THL Affiliates owned 1.0% of the Units immediately following the IPO.
Discontinued Operations
On June 30, 2014, we completed the sale of PCLender for $1.5 million. No gain or loss was recognized on the disposal. The results of PCLender are reflected within the Consolidated and Combined Statements of Operations and Comprehensive Earnings (Loss) as discontinued operations. Revenues from discontinued operations were $2.5 million for the year ended December 31, 2014. Loss from discontinued operations before income taxes was $0.8 million for the year ended 2014.

(2)	Acquisition and Internal Reorganization by FNF and Other Transactions
On January 2, 2014, FNF completed the Acquisition, pursuant to the Agreement and Plan of Merger (the "Merger Agreement"), dated as of May 28, 2013, among FNF, BKHI and Lion Merger Sub, Inc., a Delaware corporation and a subsidiary of BKHI ("Merger Sub") and LPS. Pursuant to the Merger Agreement, Merger Sub merged with and into LPS (the "Merger"), with LPS surviving as a subsidiary of BKHI, and each outstanding share of common stock, par value $0.0001 per share, of LPS (the "LPS Common Stock") (other than shares owned by LPS, its subsidiaries, FNF, BKHI or Merger Sub and shares in respect of which appraisal rights had been properly exercised and perfected under Delaware law) was automatically converted into the right to receive (i) $28.102 in cash and (ii) 0.28742 of a share of Class A common stock, par value $0.0001 per share, of FNF ("FNF Common Stock") (the "Merger Consideration"). The Merger was effective on January 2, 2014. Upon the closing of the Merger, the shares of LPS Common Stock, which previously traded under the ticker symbol “LPS” on the New York Stock Exchange ("NYSE"), ceased trading on, and were delisted from, the NYSE. As a result of the Merger, LPS became an indirect subsidiary of FNF.
On January 3, 2014, LPS was converted into a Delaware limited liability company and was renamed BKIS. Also on that date, pursuant to the Internal Reorganization, BKIS distributed all of its limited liability company membership interests and equity interests in its subsidiaries engaged in the Transaction Services business to BKHI (the "Distribution"). Following the Distribution, BKHI contributed the Transaction Services subsidiaries to its wholly-owned subsidiary Black Knight Financial Services II, LLC, which has been renamed ServiceLink Holdings, LLC ("ServiceLink") and contributed BKIS to its subsidiary Black Knight Financial Services I, LLC, now known as BKFS LLC. Also on January 3, 2014, BKHI contributed its subsidiary, Commerce Velocity to BKFS LLC, which then contributed Commerce Velocity to BKIS. In addition, BKIS sold its interest in National Title Insurance of New York, Inc. ("NTNY") to Chicago Title Insurance Company (a wholly-owned subsidiary of FNF) on this date. All of these steps are referred to herein as the "Internal Reorganization". Thereafter, 35% of the membership interest of BKFS LLC was issued to certain funds affiliated with THL.
As part of the LLC Agreement, THL had an option to put its ownership interest of BKFS LLC to BKFS LLC or FNF if no public offering of the corresponding business had been consummated after four years. As a result of the IPO completed on May 26, 2015, THL no longer has the option to put its ownership interest of BKFS LLC to BKFS LLC or FNF. As the redeemable interest provided for redemption features not solely within the control of BKFS LLC or FNF, BKFS LLC classified the redeemable

BLACK KNIGHT FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

interest, through the completion of the IPO, outside of permanent equity in accordance with Financial Accounting Standards Board ("FASB"), Accounting Standards Codification ("ASC") Topic 480-10, Distinguishing Liabilities from Equity.
In connection with the Acquisition and the subsequent formation of BKFS LLC, all LPS assets and liabilities contributed to BKFS LLC were set to their fair value on January 2, 2014 as part of FNF’s allocation of the LPS purchase price to the identifiable assets and liabilities acquired. The purchase price was allocated to the assets acquired and liabilities assumed based on our best estimates of their fair values as of the Acquisition date. Goodwill was recorded based on the amount that the purchase price exceeded the fair value of the net assets acquired.
The opening balance sheet of LPS on January 2, 2014, as ultimately contributed to BKFS LLC on January 3, 2014, and based on the purchase price allocation of the acquired assets and liabilities by FNF, is as follows (in millions):

Cash and cash equivalents	$61.4
Trade receivables	99.2
Income tax receivable	26.9
Prepaid expenses and other assets, including indefinite lived intangible assets	187.7
Property and equipment	140.4
Computer software	490.2
Other intangible assets	504.9
Deferred income taxes, net	0.3
Goodwill	2,152.3
Total assets	3,663.3
Long-term debt	623.3
Deferred revenues	35.8
Legal and regulatory accrual	14.0
Other liabilities	197.3
Total liabilities	870.4
Net assets	$2,792.9
On January 3, 2014, FNF, through BKHI, contributed Commerce Velocity to BKFS LLC at its historical basis, since the contribution was a transaction between entities under common control. BKFS LLC included assets of $35.9 million and liabilities of $2.1 million as a result of the contribution. In accordance with GAAP requirements for transactions between entities under common control, the Consolidated and Combined Financial Statements have been adjusted to reflect the combined entity as if the contribution occurred on October 16, 2013, the date that the entities were first under common control.
Also on January 3, 2014, BKHI sold its interest in NTNY to Chicago Title Insurance Company for $85.0 million. No gain or loss was recognized on this sale.
On June 2, 2014, as part of an internal reorganization, two wholly-owned subsidiaries of FNF contributed their respective interests in Property Insight, a business that provides property information used by title insurance underwriters, title agents and closing attorneys to underwrite title insurance policies for real property sales and transfer, to BKFS LLC in exchange for 6.4 million BKFS LLC Class A Units. As a result, BKFS LLC now owns 100% of Property Insight. In accordance with GAAP requirements for transactions between entities under common control, assets and liabilities contributed in the transaction were recorded at their respective historical FNF book values on the date of contribution. Net assets recorded at the contribution date totaled $89.0 million. The Consolidated and Combined Financial Statements have been adjusted to reflect the combined entity as if the contribution occurred on October 16, 2013.
In connection with the contribution of Property Insight, the LLC Agreement was amended to increase the number of Class A Units issued from 100.0 million to 106.4 million. The amendment also provides FNF with the option, but not the obligation, to repurchase Property Insight from BKFS LLC at fair value in the event of a sale of BKFS LLC, as defined in the LLC Agreement. As a result of the additional shares issued, THL owned 32.9% of the outstanding member interests of BKFS LLC, while FNF and its subsidiaries collectively owned 67.1% of the outstanding member interests of BKFS LLC.

BLACK KNIGHT FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

(3)	Significant Accounting Policies
The following describes our significant accounting policies that have been followed in preparing the accompanying Consolidated and Combined Financial Statements.
Principles of Consolidation
The accompanying Consolidated and Combined Financial Statements were prepared in accordance with GAAP, and all adjustments considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated.
Black Knight conducts its business through BKFS LLC and its subsidiaries. BKFS LLC is subject to the consolidation guidance related to variable interest entities as set forth in ASC Topic 810, Consolidation (“ASC 810”). Black Knight has the sole managing member interest in BKFS LLC, which grants us the exclusive authority to manage, control and operate the business and affairs of BKFS LLC and its subsidiaries, pursuant to the terms of the LLC Agreement. Under the terms of the LLC Agreement, Black Knight is authorized to manage the business of BKFS LLC, including the authority to enter into contracts, manage bank accounts, hire employees and agents, incur and pay debts and expenses, merge or consolidate with other entities and pay taxes. As a result of Black Knight being the primary beneficiary through our sole managing member interest and possessing the rights established in the LLC Agreement and in accordance with the requirements of ASC 810, Black Knight controls BKFS LLC and appropriately consolidates the operations thereof.
We account for noncontrolling interests in accordance with ASC 810. Noncontrolling interests represent BKHI and certain of its affiliates and THL and THL Affiliates' share of net earnings or loss of and equity in BKFS LLC. As of December 31, 2015, BKHI and certain affiliates owned 54.4% and THL and THL Affiliates owned 1.0%. Net income attributable to noncontrolling interests does not include expenses incurred directly by Black Knight, including income tax expense attributable to Black Knight. All of our noncontrolling interests are presented after Black Knight income tax expense in the accompanying Consolidated and Combined Statements of Operations and Comprehensive Earnings (Loss) as Net earnings (loss) attributable to noncontrolling interests with the appropriate noncontrolling interest that represents the portion of equity not related to our ownership interest recorded on the Consolidated Balance Sheets in each period. Our shareholders indirectly control BKFS LLC through our managing member interest. All earnings (losses) prior to the IPO date have been disclosed as Net earnings (loss) attributable to noncontrolling interests in the accompanying Consolidated and Combined Statements of Operations and Comprehensive Earnings (Loss).
Reclassifications
Certain reclassifications have been made in the 2014 Consolidated and Combined Financial Statements to conform to the classifications used in 2015. These reclassifications have not changed Net earnings (loss) or Total equity, as previously reported.
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
Fair Value of Assets Acquired and Liabilities Assumed
The fair values of assets acquired and liabilities assumed in business combinations are estimated using various assumptions. The most significant assumptions, and those requiring the most judgment, involve the estimated fair values of intangible assets and software, with the remaining value, if any, attributable to goodwill. We utilize third-party valuation specialists to assist with

BLACK KNIGHT FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

determining the fair values of intangible assets and software purchased in business combinations. These estimates are based on Level 2 and Level 3 inputs.
Management Estimates
The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The accounting estimates that require our most significant, difficult and subjective judgments include the determination of elements and allocation of fair value of our revenue arrangements, the recoverability of other intangible assets and goodwill, and the assessment of loss contingencies. Actual results that we experience could differ from our estimates.
Cash and Cash Equivalents
Highly liquid instruments purchased with original maturities of three months or less are considered cash equivalents. Cash equivalents are invested with high credit quality financial institutions and consist of short-term investments, such as demand deposit accounts, money market accounts, money market funds and time deposits. The carrying amounts of these instruments reported in the Consolidated Balance Sheets approximate their fair value because of their immediate or short-term maturities. Unrestricted cash equivalents were $130.1 million as of December 31, 2015. There were no unrestricted cash equivalents as of December 31, 2014. Restricted cash equivalents of $3.6 million and $4.2 million as of December 31, 2015 and 2014, respectively, relate to our subsidiary, I-Net Reinsurance Limited, and are held in trust until the final reinsurance policy is canceled.
Trade Receivables, Net
The carrying amounts reported in the Consolidated Balance Sheets for Trade receivables, net approximate their fair value because of their short-term nature.
A summary of trade receivables, net of an allowance for doubtful accounts, as of December 31, 2015 and 2014 is as follows (in millions):

	December 31,
	2015	2014
Trade receivables — billed	$102.7	$86.9
Trade receivables — unbilled	34.7	47.2
Total trade receivables	137.4	134.1
Allowance for doubtful accounts	(2.5)	(1.6)
Total trade receivables, net	$134.9	$132.5
In addition to the amounts above, we have approximately $18.4 million in unbilled receivables as of December 31, 2015 that we do not expect to collect within the next year. These unbilled receivables are classified in Other non-current assets in our Consolidated Balance Sheets. Billings for these receivables are based on transactional volumes.
The allowance for doubtful accounts represents management’s estimate of those balances that are uncollectible as of the balance sheet date. We determine the allowance based on known troubled accounts, historical experience and other currently available evidence. We write off accounts receivable when the likelihood of collection of a trade receivable balance is considered remote.
The rollforward of allowance for doubtful accounts for the years ended December 31, 2015 and 2014, and for the period from October 16, 2013 through December 31, 2013 is as follows (in millions):

	Beginning balance	Bad debt expense	Write-offs, net of recoveries	Transfers and acquisitions	Ending balance
Period from October 16, 2013 through December 31, 2013 (Predecessor)	$(0.1)	$(0.1)	$—	$—	$(0.2)
Year ended December 31, 2014 (Successor)	$—	$(1.5)	$0.1	$(0.2)	$(1.6)
Year ended December 31, 2015 (Successor)	$(1.6)	$(2.1)	$1.1	$0.1	$(2.5)

BLACK KNIGHT FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consists of prepaid expenses of $25.0 million and $25.2 million as of December 31, 2015 and 2014, respectively, and other current assets of $3.2 million and $3.4 million as of December 31, 2015 and 2014, respectively.
Property and Equipment, Net
Property and equipment is recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed primarily using the straight-line method based on the estimated useful lives of the related assets: 30 years for buildings and 3 to 7 years for furniture, fixtures and computer equipment. Leasehold improvements are amortized using the straight-line method over the lesser of the initial term of the respective lease or the estimated useful life of such asset.
Computer Software, Net
Computer software includes the fair value of software acquired in business combinations, purchased software and internally developed software. Purchased software is recorded at cost and amortized using the straight-line method over its estimated useful life. Software acquired in business combinations is recorded at its fair value and amortized using the straight-line or accelerated methods over its estimated useful life, ranging from 5 to 10 years.
Internal development costs for our client-facing software are accounted for in accordance with ASC Topic 985, Software, Subtopic 20, Costs of Software to Be Sold, Leased, or Otherwise Marketed. For computer software products to be sold, leased, or otherwise marketed, all costs incurred to establish the technological feasibility are research and development costs and are expensed as they are incurred. Costs incurred subsequent to establishing technological feasibility, such as programmers salaries and related payroll costs and costs of independent contractors, are capitalized and amortized on a product by product basis commencing on the date of general release to customers. We do not capitalize any costs once the product is available for general release to customers. Amortization expense is recorded using straight-line or accelerated methods over the estimated software life and generally ranges from 5 to 10 years. We also assess the recorded value for impairment on a regular basis by comparing the carrying value to the estimated future cash flows to be generated by the underlying software asset.
Internal development costs for internal-use computer software products are accounted for in accordance with ASC Topic 350, Intangibles - Goodwill and Other, Subtopic 40, Internal-Use Software. Internal and external costs incurred during the preliminary project stage are expensed as they are incurred. Internal and external costs incurred during the application development stage are capitalized and amortized on a product by product basis commencing on the date the software is ready for its intended use. We do not capitalize any costs once the software is ready for its intended use. Amortization expense is recorded ratably over the software’s estimated useful life, generally ranging from 5 to 7 years.
Other Intangible Assets, Net
Other intangible assets, net consist primarily of customer relationships and trademarks that are recorded in connection with acquisitions at their fair value based on the results of a valuation analysis. Customer relationships are amortized over their estimated useful lives using an accelerated method that takes into consideration expected customer attrition rates over a period of up to 10 years from the Acquisition.
Impairment Testing
Long-lived assets, including property and equipment, deferred contract costs, computer software and other intangible assets with definite useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. We did not have any events or circumstances indicating impairment of our long-lived assets for the years ended December 31, 2015 and 2014 and for the period from October 16, 2013 through December 31, 2013.
Goodwill
Goodwill represents the excess of cost over the fair value of identifiable assets acquired and liabilities assumed in business combinations. Goodwill is not amortized and is tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to the carrying amount. In evaluating the recoverability of goodwill, we perform an annual goodwill impairment analysis based on a review of qualitative factors to determine if events and circumstances exist that could lead to a determination that the fair value of a reporting unit is greater than its carrying amount. We have three reporting units that carry goodwill as of December 31, 2015 - Servicing Technology, Origination Technology, and Data and

BLACK KNIGHT FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

Analytics. We completed an annual goodwill impairment analysis as of September 30, 2015. We did not have any events or circumstances indicating impairment of our goodwill during the years ended December 31, 2015 and 2014 and for the period from October 16, 2013 through December 31, 2013.
Deferred Contract Costs
Cost of software sales, outsourced data processing and application management arrangements, including costs incurred for bid and proposal activities, are generally expensed as incurred. However, certain costs incurred upon initiation of a contract are deferred and expensed over the contract life. These costs represent incremental external costs or certain specific internal costs that are directly related to the contract acquisition or transition activities and are primarily associated with installation of systems, processes and data conversion.
In the event indications exist that a deferred contract cost balance related to a particular contract may be impaired, undiscounted estimated cash flows of the contract are projected over its remaining term and compared to the unamortized deferred contract cost balance. If the projected cash flows are not adequate to recover the unamortized cost balance, the balance would be adjusted with a charge to earnings to equal the contract's net realizable value, including any termination fees provided for under the contract, in the period such a determination is made.
As of December 31, 2015 and 2014, we had approximately $87.0 million and $41.3 million, respectively, recorded as deferred contract costs that were classified in Other non-current assets in our Consolidated Balance Sheets. Amortization expense for deferred contract costs was $9.2 million and $1.0 million for the years ended December 31, 2015 and 2014, respectively, and is included in Depreciation and amortization in the accompanying Consolidated and Combined Statements of Operations and Comprehensive Earnings (Loss). No amortization expense was recognized during the period from October 16, 2013 through December 31, 2013.
Trade Accounts Payable and Other Accrued Liabilities
The carrying amount reported in the Consolidated Balance Sheets for Trade accounts payable and other accrued liabilities approximates fair value because of their short-term nature.
Loss Contingencies
ASC Topic 450, Contingencies requires that we accrue for loss contingencies associated with outstanding litigation, claims and assessments, as well as unasserted claims for which management has determined it is probable that a loss contingency exists and the amount of loss can be reasonably estimated.
Deferred Compensation Plan
Certain of our management level employees and directors are eligible to participate in the FNF Deferred Compensation Plan (the "Plan"). The Plan permits participants to defer receipt of part of their current compensation. Participant benefits for the Plan are provided by a funded rabbi trust.
The compensation withheld from Plan participants, together with investment income on the Plan, is recorded as a deferred compensation obligation to participants. During 2014, the LPS Deferred Compensation Plan was frozen for new contributions and eligible employees were allowed to enroll in the FNF Deferred Compensation Plan. Also during 2014, the underlying rabbi trust was merged into the FNF deferred compensation rabbi trust, and the related liability was transferred to FNF. As a result of the aforementioned activities, the liability to Plan participants as well as the assets of the funded rabbi trust are carried by FNF.
Equity-Based Compensation
We expense employee equity-based payments under ASC Topic 718, Compensation—Stock Compensation, which requires compensation cost for the grant date fair value of equity-based payments to be recognized over the requisite service period. We estimate the grant date fair value of the equity-based awards issued in the form of profits interests using the Black-Scholes option pricing model. The fair value of our restricted stock awards is measured based on the closing market price of our stock on the grant date.
Earnings Per Share
Basic earnings per share is computed by dividing net earnings attributable to Black Knight by the weighted average shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings attributable to Black Knight adjusted as necessary for the affect of potentially dilutive securities, by the number of weighted-average shares outstanding during the period and the affect of securities that would have a dilutive effect on earnings per share. See Note 4 - Earnings Per Share for a more detailed discussion.

BLACK KNIGHT FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

Revenue Recognition
The following describes our primary types of revenues and our revenue recognition policies as they pertain to the types of contractual arrangements we enter into with our customers to provide services, software licenses and software-related services either individually or as part of an integrated offering of multiple services. These arrangements occasionally include offerings from more than one segment to the same customer. We recognize revenues relating to mortgage processing, outsourced business processing services and data and analytics services, along with software licensing and software-related services. In some cases, these services are offered in combination with one another, and in other cases we offer them individually. Revenues from processing services are typically volume-based depending on factors such as the number of accounts processed, transactions processed and computer resources utilized.
The majority of our revenues are from outsourced data processing and application hosting, data, analytic and valuation- related services and outsourced business processing services. Revenue is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed or determinable; and (4) collectability is reasonably assured. For hosting arrangements, revenues and costs related to implementation, conversion and programming services are deferred and subsequently recognized using the straight-line method over the term of the related services agreement. We evaluate these deferred contract costs for impairment in the event any indications of impairment exist.
In the event that our arrangements with our customers include more than one element, we determine whether the individual revenue elements can be recognized separately. In arrangements with multiple deliverables, the delivered items are considered separate units of accounting if (1) they have value on a standalone basis and (2) performance of the undelivered items is considered probable and within our control. Arrangement consideration is then allocated to the separate units of accounting based on relative selling price. If it exists, vendor-specific objective evidence (“VSOE”) of fair value is used to determine relative selling price, otherwise third-party evidence of selling price is used. If neither exists, the best estimate of selling price is used for the deliverable.
For multiple element software arrangements, we determine the appropriate units of accounting and how the arrangement consideration should be measured and allocated to the separate units. Initial license fees are recognized when a contract exists, the fee is fixed or determinable, software delivery has occurred and collection of the receivable is deemed probable, provided that VSOE of fair value has been established for each element or for any undelivered elements. We determine the fair value of each element or the undelivered elements in multiple element software arrangements based on VSOE of fair value. VSOE of fair value for each element is based on the price charged when the same element is sold separately, or in the case of post-contract customer support, when a stated renewal rate is provided to the customer. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred, and the remaining portion of the arrangement fee is recognized as revenue. If evidence of fair value does not exist for one or more undelivered elements of a contract, then all revenue is deferred until all elements are delivered or fair value is determined for all remaining undelivered elements. Revenue from post-contract customer support is recognized ratably over the term of the agreement. We record deferred revenue for all billings invoiced prior to revenue recognition.
Operating Expenses
Operating expenses include all costs, excluding depreciation and amortization, incurred by us to produce revenues. Operating expenses include personnel expense, employee benefits, occupancy costs, data processing costs, program design and development costs and professional services. Depreciation and amortization includes depreciation of property and equipment and amortization of computer software, deferred contract costs and other intangible assets.
General and administrative expenses, which are primarily included in our corporate segment within Operating expenses, include personnel expense, employee benefits, occupancy and other costs associated with personnel employed in marketing, human resources, legal, enterprise risk, finance and other support functions. General and administrative expenses also include depreciation of non-operating assets, certain professional and legal fees and costs of advertising and other marketing-related programs.
Transition and integration costs contain incremental costs associated with executing the Acquisition and completing the Internal Reorganization and the Offering Reorganization as described above, as well as the related transitioning costs including employee severance, synergy program bonuses and certain other non-recurring professional and other costs, including costs related to the IPO, as well as member management fees, of which substantially all were incurred prior to the completion of the IPO on May 26, 2015.

BLACK KNIGHT FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

Interest Expense
Interest expense, net consists mainly of interest on our borrowings, commitment fees on our revolving credit facility, administrative agency fees, rating agent fees and a guarantee fee that we pay FNF for their ongoing guarantee of our 5.75% Senior Notes due 2023 (the "Senior Notes").
Income Taxes
We are required to determine earnings taxes in each of the jurisdictions in which we operate as a part of the process of preparing the consolidated financial statements. This process involves calculating actual current tax expense together with assessing basis differences resulting from differing recognition of items for earnings tax and accounting purposes. These differences result in deferred earnings tax assets and liabilities, which are included within the Consolidated Balance Sheets. We must then assess the likelihood that deferred earnings tax assets will be recovered from future taxable earnings and, to the extent we believe that recovery is not likely, establish a valuation allowance. We believe that based on its historical pattern of taxable earnings, projections of future earnings, tax planning strategies and other relevant evidence, we will produce sufficient earnings in the future to realize its deferred income tax assets. To the extent we establish a valuation allowance or increase this allowance in a period, we must reflect this increase as expense within Income tax expense in the Consolidated and Combined Statements of Operations and Comprehensive Earnings (Loss). Determination of income tax expense requires estimates and can involve complex issues that may require an extended period to resolve. Further, the estimated level of annual earnings before income tax can cause the overall effective income tax rate to vary from period to period. We believe our tax positions comply with applicable tax law, and we adequately provide for any known tax contingencies. Final determination of prior-year tax liabilities, either by settlement with tax authorities or expiration of statutes of limitations, could be materially different than estimates reflected in assets and liabilities and historical income tax expense. The outcome of these final determinations could have a material effect on our income tax expense, net earnings or cash flows in the period that determination is made.
For the period from October 16, 2013 through May 25, 2015, the day prior to the IPO, BKFS LLC was treated as a partnership under applicable federal and state income tax laws in connection with the Acquisition and Internal Reorganization. Corporate subsidiaries are subject to applicable U.S. federal, foreign and state taxation. Deferred tax assets and liabilities were recognized for temporary differences between the financial reporting basis and the tax basis of the corporate subsidiaries’ assets and liabilities and expected benefits of utilizing net operating loss carryforwards.
Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable earnings in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of changes in tax rates and laws in future periods, if any, is reflected in the financial statements in the period enacted.
Recent Accounting Pronouncements
In February 2016, the FASB issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842). Under this ASU, lessees will be required to recognize the following for all leases (with the exception of leases with a term of 12 months or less) at the commencement date: (1) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under this ASU, lessor accounting remains largely unchanged. The ASU requires a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expire before the earliest comparative period presented. A full retrospective transition approach is not permitted. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2018.  Early application is permitted. We are currently assessing the effect the adoption of this ASU will have on our results of operations or our financial position.
In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and non-current amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, ASU 2015-17 requires that deferred tax assets and liabilities be classified as non-current in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this ASU. The amendments in this ASU are effective for financial statements issued for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. We have elected to retrospectively adopt this update as of the fourth quarter of 2015. Accordingly, deferred tax assets, net in the amount of $0.2 million formerly classified as current assets at December 31, 2014 have been reclassified as non-current assets in our Consolidated Balance Sheets.

BLACK KNIGHT FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

In April 2015, the FASB issued ASU 2015-05, Intangibles—Goodwill and Other—Internal-Use Software: Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which clarifies the circumstances under which a cloud computing customer would account for the arrangement as a license of internal-use software. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. We do not expect this update to have a material effect on our results of operations or our financial position.
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30). This ASU requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. This update is applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. This update is effective for annual and interim periods beginning on or after December 15, 2015, with early adoption permitted. We adopted this ASU during the second quarter of 2015, and this update did not have a material effect on our results of operations or our financial position. There were no debt issuance costs included on our Condensed Consolidated Balance Sheets prior to adoption of this ASU, and as a result, there were no retrospective adjustments required with this change in accounting principle.
In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810). This ASU reduces the number of consolidation models and simplifies their application. The ASU changes the evaluation of whether limited partnerships (and similar legal entities) are variable interest entities (VIEs) and eliminates the presumption that a general partner should consolidate a limited partnership that is a voting interest entity. The new guidance also alters the analysis for determining when fees paid to a decision maker or service provider represent a variable interest in a VIE and how interests of related parties affect the primary beneficiary determination. This ASU eliminates the indefinite deferral of the consolidation requirements in ASU 2009-17 for reporting enterprises with interests in certain investment companies. This update is effective for annual and interim periods beginning on or after December 15, 2015, with early adoption permitted. We do not expect this update to have a material effect on our results of operations or our financial position.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in ASC 605. The new guidance requires a five-step analysis of transactions to determine when and how revenue is recognized based upon the core principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendment also requires additional disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows arising from contracts with customers. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The amendment allows companies to use either a full retrospective or a modified retrospective approach to adopt this ASU. We are currently evaluating which transition approach to use and assessing the effect of the adoption of this ASU on our results of operations and our financial condition.
(4)    Earnings Per Share
Basic earnings per share is computed by dividing Net earnings attributable to Black Knight by the weighted-average number of shares of Class A common stock outstanding.
During the year ended December 31, 2015, potentially dilutive securities include restricted stock awards and the shares of Class B common stock that are convertible on a one-for-one basis into shares of our Class A common stock. However, the approximately 84.8 million shares of Class B common stock have been excluded in computing diluted net earnings per share because including them on an "if-converted" basis would have an antidilutive effect. The shares of Class B common stock do not share in the earnings or losses of Black Knight and are, therefore, not participating securities. Accordingly, basic and diluted net earnings per share of Class B common stock have not been presented. The denominator includes the dilutive effect of approximately 3.5 million shares of unvested restricted shares of Class A shares of common stock as of December 31, 2015.

BLACK KNIGHT FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

May 26, 2015 through December 31, 2015
Basic:
Net earnings attributable to Black Knight	$20.0
Shares used for basic net earnings per share:
Weighted average shares of Class A common stock outstanding	64.4
Basic net earnings per share	$0.31

Diluted:
Net earnings attributable to Black Knight	$20.0
Shares used for diluted net earnings per share:
Weighted average shares of Class A common stock outstanding	64.4
Dilutive effect of unvested restricted shares of Class A common stock	3.5
Weighted average shares of Class A common stock, diluted	67.9
Diluted net earnings per share	$0.29
Basic and diluted net earnings per share information is not applicable for reporting periods prior to the completion of the IPO.
(5)    Related Party Transactions
Successor
We are party to certain related party agreements. These parties became related parties of BKFS LLC on January 2, 2014 as a result of the Acquisition and Internal Reorganization and remain related parties after the completion of the Offering Reorganization. Transactions with these related parties since January 2, 2014 are described below.
FNF
We have various agreements with FNF and certain FNF subsidiaries, including ServiceLink, to provide technology, data and analytics services. We also provide certain corporate services to ServiceLink, including corporate shared services and information technology. In addition, FNF provided certain corporate services to us, including management, consulting and corporate administrative services. Following the IPO, we no longer pay management fees to FNF. We are also a party to certain other agreements under which we incur other expenses or receive revenues from FNF.
A detail of the revenues and expenses, net from FNF is set forth in the table below:

	Year ended December 31,
	2015	2014
	(in millions)
Revenues	$68.5	$71.8
Operating expenses	8.0	(3.3)
Management fees(1)	2.3	5.8
Interest expense	39.5	97.5
_______________
(1)    Amounts are included in Transition and integration costs on the Consolidated and Combined Statements of Operations and Comprehensive Earnings (Loss).
We were party to intercompany note obligations with FNF through May 27, 2015 and recognized $39.5 million in related party interest expense, which includes a guarantee fee paid to FNF, for the year ended December 31, 2015. We also recognized $97.5 million in related party interest expense for the year ended December 31, 2014. We had no outstanding intercompany notes as of December 31, 2015. There were $1,519.0 million of intercompany notes outstanding as of December 31, 2014.
As of December 31, 2015, FNF and related subsidiaries held $49.8 million of principal of our Term B Loan (as defined in Note 10 - Long Term Debt) from our credit agreement dated May 27, 2015.

BLACK KNIGHT FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

Beginning on May 26, 2015, we pay to FNF a guarantee fee of 1.0% of the outstanding principal of the Senior Notes in exchange for the ongoing guarantee by FNF of the Senior Notes. In October 2017, the guarantee fee will increase to 2.0% of the outstanding principal of the Senior Notes.
THL
Two managing directors of THL currently serve on our Board of Directors. We receive software and systems services from certain entities over which THL exercises control. In addition, THL provided certain corporate services to us, including management and consulting services. Following the IPO, we no longer pay management fees to THL.
A detail of the revenues and expenses, net from THL is set forth in the table below:

	Year ended December 31,
	2015	2014
	(in millions)
Operating expenses	$1.6	$1.6
Management fees(1)	1.3	3.2
Software and software-related purchases	1.4	2.2
_______________
(1)    Amounts are included in Transition and integration costs on the Consolidated and Combined Statements of Operations and Comprehensive Earnings (Loss).
In connection with the IPO and the merger of the THL Intermediaries with and into us, we made a $17.3 million cash payment to certain THL Affiliates.
As of December 31, 2015, THL and THL Affiliates held $39.8 million of principal amount of our Term B Loan (as defined in Note 10 - Long Term Debt) from our credit agreement dated May 27, 2015.
Revenues and Expenses
A detail of related party items included in Revenues is as follows:

	Year ended December 31,
	2015	2014
	(in millions)
Data and analytics services	$48.1	$55.4
Servicing, origination and default technology services	20.4	16.4
Total related party revenues	$68.5	$71.8
A detail of related party items included in Operating expenses (net of expense reimbursements) is as follows:

	Year ended December 31,
	2015	2014
	(in millions)
Data entry, indexing services and other operating expenses	$8.7	$11.8
Corporate services	8.8	12.4
Technology and corporate services	(7.9)	(25.9)
Total related party expenses, net	$9.6	$(1.7)
Predecessor
Property Insight has historically conducted business with FNF and operated with FNF in an arrangement under which it provides title production services to FNF affiliates. Additionally, as a combined company, BKFS LLC received certain corporate support services and leased certain assets from FNF. During the period from October 16, 2013 through December 31, 2013, BKFS LLC received $7.8 million in revenues and recognized $3.7 million in operating expenses from FNF.
We believe the amounts earned from or charged by us under each of the foregoing arrangements are fair and reasonable. We believe our service arrangements are priced within the range of prices we offer to third parties, except for certain corporate services provided to ServiceLink and certain corporate services provided by FNF, which are at cost. However, the amounts we earned or

BLACK KNIGHT FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

that were charged under these arrangements were not negotiated at arm’s-length and may not represent the terms that we might have obtained from an unrelated third party.
(6)    Property and Equipment
Property and equipment, net consists of the following (in millions):

	December 31,
	2015	2014
Land	$11.9	$11.9
Buildings	62.3	61.4
Leasehold improvements	4.7	3.6
Computer equipment	128.8	95.4
Furniture, fixtures and other equipment	6.1	4.4
Property and equipment	213.8	176.7
Accumulated depreciation and amortization	(61.8)	(34.3)
Property and equipment, net	$152.0	$142.4
Depreciation and amortization expense on property and equipment related to continuing operations amounted to $28.4 million, $29.6 million and $0.1 million for the years ended December 31, 2015 and 2014 and the period from October 16, 2013 through December 31, 2013, respectively.
(7)    Computer Software
Computer software, net consists of the following (in millions):

	December 31,
	2015	2014
Internally developed software	$578.1	$536.3
Purchased software	37.8	30.8
Computer software	615.9	567.1
Accumulated amortization	(149.4)	(79.3)
Computer software, net	$466.5	$487.8
Amortization expense on computer software related to continuing operations amounted to $70.3 million, $65.2 million and $0.6 million for the years ended December 31, 2015 and 2014 and the period from October 16, 2013 through December 31, 2013, respectively. Internally developed software and purchased software are inclusive of amounts acquired through the Acquisition.
(8)    Other Intangible Assets
Other intangible assets, net consists of the following (in millions):

	December 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$514.8	$(186.3)	$328.5	$514.8	$(105.3)	$409.5
Other	9.8	(8.1)	1.7	9.8	(2.7)	7.1
Total intangible assets	$524.6	$(194.4)	$330.2	$524.6	$(108.0)	$416.6
Intangible assets, other than those with indefinite lives, are amortized over their estimated useful lives ranging from 2 to 10 years from the Acquisition using straight line and accelerated methods. Amortization expense on intangible assets with definite lives related to continuing operations is included in Depreciation and amortization in the accompanying Consolidated and Combined Statements of Operations and Comprehensive Earnings (Loss) and amounted to $86.4 million, $93.0 million and $0.4 million for the years ended December 31, 2015 and 2014 and the period from October 16, 2013 through December 31, 2013, respectively.

BLACK KNIGHT FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

Estimated amortization expense on existing intangible assets for the next five fiscal years is as follows (in millions):

2016	$76.3
2017	65.1
2018	54.7
2019	44.7
2020	34.8
(9)    Goodwill
Goodwill consists of the following (in millions):

	Successor
	Technology	Data and Analytics	Corporate and Other	Total
Balance, January 1, 2014	$—	$—	$—	$—
Increases to goodwill related to:
Contribution of BKIS from FNF	2,045.6	106.7	—	2,152.3
Contribution of Commerce Velocity from FNF	25.8	—	—	25.8
Contribution of Property Insight from FNF	—	66.5	—	66.5
Decreases to goodwill related to:
Sale of NTNY to Chicago Title Insurance Company	(19.4)	—	—	(19.4)
Sale of PCLender	(1.3)	—	—	(1.3)
Balance, December 31, 2014	$2,050.7	$173.2	$—	$2,223.9
Activity	—	—	—	—
Balance, December 31, 2015	$2,050.7	$173.2	$—	$2,223.9

(10)        Long-Term Debt
Long-term debt consists of the following (in millions):

	December 31,
	2015				2014
	Principal	Debt Issuance Costs	Premium (Discount)	Total	Principal	Premium	Total
Term A Loan	$780.0	$(9.4)	$—	$770.6	$—	$—	$—
Term B Loan	398.0	(3.9)	(0.9)	393.2	—	—	—
Revolving Credit Facility	100.0	(4.8)	—	95.2	—	—	—
Intercompany Notes	—	—	—	—	699.0	—	699.0
Mirror Note Tranche "T"	—	—	—	—	644.0	—	644.0
Mirror Note Tranche "R"	—	—	—	—	176.0	—	176.0
Senior Notes, issued at par	390.0	—	12.5	402.5	594.9	21.2	616.1
Total long-term debt	1,668.0	(18.1)	11.6	1,661.5	2,113.9	21.2	2,135.1
Less: Current portion of long-term debt	44.0	(0.5)	—	43.5	64.4	—	64.4
Long-term debt, net of current portion	$1,624.0	$(17.6)	$11.6	$1,618.0	$2,049.5	$21.2	$2,070.7
Credit Agreement
On May 27, 2015, our indirect subsidiary, BKIS, entered into a credit and guaranty agreement (the “Credit Agreement”), dated as of May 27, 2015, with JPMorgan Chase Bank, N.A., as administrative agent, the guarantors party thereto and the other agents and lenders party thereto.

BLACK KNIGHT FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

The Credit Agreement provides for (i) an $800.0 million term loan A facility (the “Term A Loan”), (ii) a $400.0 million term loan B facility (the “Term B Loan”) and (iii) a $400.0 million revolving credit facility (the “Revolving Credit Facility”, and collectively with the Term A Loan and Term B Loan, the “Facilities”). The Term A Loan and the Revolving Credit Facility mature on May 27, 2020, and the Term B Loan matures on May 27, 2022. The Facilities are guaranteed by substantially all of BKIS’s wholly-owned domestic restricted subsidiaries and BKFS LLC, and are secured by associated collateral agreements that pledge a lien on virtually all of BKIS’s assets and assets of the guarantors.
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
The Term B Loan is subject to amortization of principal (payable in equal quarterly installments) with the initial payment beginning on September 30, 2015, with 1.0% of the initial aggregate advances thereunder to be payable each year prior to the maturity date of the Term B Loan, and the remaining initial aggregate advances thereunder to be payable at the Term B Loan maturity date.
The Term A Loan and the Revolving Credit Facility bear interest at rates based upon, at the option of BKIS, either (i) the base rate plus a margin of between 50 and 125 basis points depending on the total leverage ratio of BKIS and its restricted subsidiaries on a consolidated basis (the “Consolidated Leverage Ratio”) or (ii) the Eurodollar rate plus a margin of between 150 and 225 basis points depending on the Consolidated Leverage Ratio. As of December 31, 2015, the Term A Loan and the Revolving Credit Facility bear interest at the Eurodollar rate plus a margin of 200 basis points. The Term B Loan bears interest at rates based upon, at the option of BKIS, either (i) the base rate plus a margin of 175 or 200 basis points depending on the Consolidated Leverage Ratio or (ii) the Eurodollar rate plus a margin of 275 or 300 basis points depending on the Consolidated Leverage Ratio; subject to a Eurodollar rate floor of 75 basis points. As of December 31, 2015, the Term B Loan bears interest at the Eurodollar rate plus a margin of 300 basis points, subject to a Eurodollar rate floor of 75 basis points. In addition, BKIS will pay an unused commitment fee of between 25 and 35 basis points on the undrawn commitments under the Revolving Credit Facility, also depending on the Consolidated Leverage Ratio. As of December 31, 2015, we have $300.0 million capacity on the Revolving Credit Facility and pay an unused commitment fee of 30 basis points. During the year ended December 31, 2015, we borrowed $100.0 million on our Revolving Credit Facility and did not make any payments. As of December 31, 2015, the interest rates on the Term A Loan, Term B Loan and Revolving Credit Facility were 2.44%, 3.75% and 2.44%, respectively.
Under the Credit Agreement, BKIS (and in certain circumstances, BKFS LLC) and its restricted subsidiaries are subject to customary affirmative, negative and financial covenants, and events of default for facilities of this type (with customary grace periods, as applicable, and lender remedies).
Intercompany and Mirror Notes
On January 2, 2014, BKHI issued (i) a Mirror Note (the "Original Mirror Note"), in the original principal amount of $1,400.0 million and (ii) an Intercompany Note (the "Original Intercompany Note"), in the original principal amount of $1,175.0 million to FNF. BKFS LLC entered into an assumption agreement, dated as of January 3, 2014, among BKFS LLC, BKHI and FNF pursuant to which BKFS LLC assumed $820.0 million of the debt issued under the Original Mirror Note and $688.0 million of the debt issued under the Original Intercompany Note (such amounts, the "BKFS LLC Assumed Amounts") and FNF released BKHI of its obligations with respect to the BKFS LLC Assumed Amounts. Subsequently, on January 6, 2014, BKFS LLC borrowed an additional sum of $63.0 million pursuant to an intercompany note (the "Second Intercompany Note") issued by BKFS LLC to FNF, and on March 31, 2014, BKFS LLC borrowed an additional sum of $25.0 million pursuant to the Second Intercompany Note. BKFS LLC amended and restated the Second Intercompany Note on May 30, 2014 to remove required amortization payments. The Second Intercompany Note, as amended and restated, is referred to herein as the "Amended and Restated Second Intercompany Note." BKFS LLC amended and restated the Original Intercompany Note on May 30, 2014 to remove required amortization payments and to reflect BKFS LLC as the Borrower with respect to the indebtedness assumed thereunder. The Original Intercompany Note, as amended and restated, is referred to herein as the "Amended and Restated Original Intercompany Note." We amended and restated each of the Amended and Restated Original Intercompany Note and the Original Mirror Note on March 30, 2015 so

BLACK KNIGHT FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

that the obligations of each borrower thereunder are evidenced by a separate note. The Amended and Restated Original Intercompany Note and the Original Mirror Note, as amended and restated, are referred to herein as the "Second Amended and Restated Original Intercompany Note" and "Amended and Restated Original Mirror Note," respectively. The Amended and Restated Original Mirror Note is also referred to herein as the "Former Mirror Note." The Second Amended and Restated Original Intercompany Note and the Amended and Restated Second Intercompany Note are collectively referred to herein as the "Former Intercompany Notes." The Intercompany Notes bore interest at a rate of 10.0% per annum.
The Former Mirror Note was divided into two tranches known as Tranche "T" and Tranche "R", collectively, the "Mirror Notes". The Tranche "T" in the original amount of $644.0 million bore interest at the rate or rates of interest charged on borrowings under FNF’s term loan credit agreement, plus 100 basis points. The Tranche "R" in the original amount of $176.0 million bore interest at the rate or rates of interest charged on borrowings under FNF's revolving credit agreement, plus 100 basis points. On May 27, 2015, we repaid the entire $627.9 million in outstanding principal on the Tranche "T" note, as well as $1.3 million in accrued interest. We also repaid the entire $176.0 million in outstanding principal on the Tranche "R" note, as well as $0.3 million in accrued interest. Additionally, on May 27, 2015, we repaid the entire $699.0 million in outstanding principal on the Amended and Restated Second Intercompany Note, as well as $10.7 million in accrued interest.
Senior Notes
BKIS has 5.75% Senior Notes, interest paid semi-annually, which mature on April 15, 2023. The Senior Notes are senior unsecured obligations, registered under the Securities Act and contain customary affirmative, negative and financial covenants, and events of default for indebtedness of this type (with grace periods, as applicable, and lender remedies).
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
On May 27, 2015, BKIS, Black Knight Lending Solutions, Inc. (“BKLS,” and, together with BKIS, the “Issuers”), the guarantors named therein (the “Guarantors”) and U.S. Bank National Association, as trustee (the “Trustee”), entered into the Third Supplemental Indenture (the “Third Supplemental Indenture”) to the Indenture, dated as of October 12, 2012, governing the Issuers’ Senior Notes, among the Issuers, the Guarantors party thereto and the Trustee, (as supplemented to date, the "Indenture"). The Third Supplemental Indenture supplements the Indenture to add the Guarantors as guarantors of the Issuers’ obligations under the Indenture and the Senior Notes. As the Guarantors consist of substantially all of the subsidiaries of BKHI, with the exception of two insignificant subsidiaries, the Consolidated and Combined Financial Statements present all of the required guarantor financial statements and we have not presented separate guarantor financial statements.
On January 16, 2014, we issued an offer to purchase our Senior Notes pursuant to the change of control provisions under the related Indenture at a purchase price of 101% of the principal amount plus accrued interest to the purchase date. As a result of the offer, bondholders tendered $5.2 million in principal of the Senior Notes, which were subsequently purchased by us on February 24, 2014. On February 7, 2014, BKIS, FNF, BKLS and the Trustee entered into a second Supplemental Indenture pursuant to which we paid $0.7 million to the holders of the Senior Notes in exchange for the removal of certain financial reporting covenants.
On January 2, 2014, upon consummation of the Merger, LPS entered into a Supplemental Indenture (the “Supplemental Indenture”) with FNF, BKLS, and U.S. Bank National Association, as Trustee, to the Indenture dated as of October 12, 2012, among LPS, the subsidiary guarantors party thereto and the Trustee, related to LPS’ Senior Notes. Pursuant to the terms of the Supplemental Indenture, (i) FNF became a guarantor of LPS’ obligations under the Senior Notes and agreed to fully and unconditionally guarantee the Senior Notes, on a joint and several basis with the guarantors named in the Indenture and (ii) BKLS became a “co-issuer” of the Senior Notes and agreed to become a co-obligor of LPS’ obligations under the Indenture and the Senior Notes, on the same terms and subject to the same conditions as LPS, on a joint and several basis. As a result of FNF’s guarantee of the Senior Notes, the Senior Notes were rated as investment grade, which resulted in the suspension of certain restrictive covenants in the Indenture. Since May 26, 2015, we have been paying to FNF a guarantee fee of 1.0% of the outstanding principal of the Senior Notes in exchange for the ongoing guarantee by FNF of the Senior Notes. In October 2017, the guarantee fee increases to 2.0% of the outstanding principal of the Senior Notes.
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

BLACK KNIGHT FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

As a result of the Acquisition, the Senior Notes were adjusted to fair value, resulting in our recording a premium on the Senior Notes of approximately $23.3 million. The premium is amortized over the remaining term of the Senior Notes using the effective interest method. During the years ended December 31, 2015 and 2014, we recognized $1.7 million and $2.1 million of amortization, respectively, which is included as a component of Interest expense, net. As of December 31, 2015, the unamortized portion of the premium was $12.5 million.
Fair Value of Long-Term Debt
The fair value of our Senior Notes as of December 31, 2015 was $401.7 million (103.0% of par value), based upon established market prices for the securities using Level 2 inputs. The fair value of our Facilities approximates their carrying value at December 31, 2015 as they are variable rate instruments with short reset periods (either monthly or quarterly) which reflect current market rates. The fair value of our Facilities is based upon established market prices for the securities using Level 2 inputs.
Principal Maturities of Debt
Principal maturities as of December 31, 2015 for each of the next five years and thereafter are as follows (in millions):

2016	$44.0
2017	64.0
2018	84.0
2019	104.0
2020	604.0
Thereafter	768.0
Total	$1,668.0
Scheduled maturities noted above exclude the effect of the $12.5 million unamortized bond premium as well as debt issuance costs and discounts associated with the Facilities.
(11)        Commitments and Contingencies
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
We review lawsuits and other legal and regulatory matters (collectively “legal proceedings”) on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings where it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts and which represents our best estimate has been recorded. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending cases is generally not yet determinable. The accrual for legal and regulatory matters was $8.0 million and $11.7 million as of December 31, 2015 and 2014, respectively. While some of these matters could be material to our operating results or cash flows for any particular period if an unfavorable outcome results, at present we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition.
Litigation Matters
On December 16, 2013, LPS received notice that Merion Capital, L.P. and Merion Capital II, L.P. (together "Merion Capital") were asserting their appraisal right relative to their ownership of 5,682,276 shares of LPS stock (the “Appraisal Shares”) in connection with the Acquisition. On February 6, 2014, Merion Capital filed an appraisal proceeding, captioned Merion Capital LP and Merion Capital II, LP v. Lender Processing Services, Inc., C.A. No. 9320-VCL, in the Delaware Court of Chancery seeking a judicial determination of the "fair" value of Merion Capital's 5,682,276 shares of LPS common stock under Delaware law, together with statutory interest. We filed an answer to this suit on March 3, 2014. On September 18, 2014, we reached an agreement with Merion Capital to pay the merger consideration to Merion Capital and stop the accrual of additional statutory interest during the pendency of the appraisal proceeding, and FNF paid Merion Capital the merger consideration (cash and stock), which was previously held in escrow for Merion Capital, in respect of the Appraisal Shares, and BKFS LLC paid interest of $9.0 million through the

BLACK KNIGHT FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

date of payment. Discovery is ongoing. Trial is currently scheduled for early May 2016. The parties will continue the appraisal proceedings, however, we do not believe the case will result in a material negative outcome to us.
In March 2013, LPS was named as a defendant in a wrongful death case, Benavides-Mejia v. Lender Processing Services, Inc. n/k/a Black Knight InfoServ, LLC. The case was filed as a result of a fire on December 30, 2010 in a four-unit rent controlled apartment building located in Oakland, CA (the "Property") in which three people died. The Property was foreclosed on in 2009, and then assigned to certain subsidiaries of LPS for asset management and preservation. The complaint was filed against Bank of New York, Bank of America, LPS, Security Pacific Brokerage and six independent subcontractors of LPS Field Services n/k/a ServiceLink Field Services, LLC (“Field Services”), alleged negligence and violation of various statutes and regulations, and asserted damages for wrongful death, personal injury, property damage and various habitability violations, as well as punitive damages. At a mediation held on May 27, 2015, the parties agreed to settle the matter. The confidential settlement agreement has been executed by all parties, approved by the court and the settlement proceeds have been paid by ServiceLink. All claims against LPS have been dismissed.
In 2008, our former subsidiary Market Intelligence, Inc. ("MI") received a demand letter from TCF National Bank (“TCF”) alleging certain evaluation products purchased by TCF from MI between mid-2002 and mid-2005 had improperly overestimated the values of the subject properties as collateral, resulting in losses to TCF when it foreclosed on those properties or otherwise charged off the relevant loans. MI rejected TCF’s demand. In September 2011, TCF filed suit in the U.S. District Court for the District of Minnesota, TCF National Bank v. Market Intelligence, Inc., Fidelity National Information Services, Inc., LSI Appraisal, LLC and Lender Processing Services, Inc., alleging various common law, contractual and statutory claims. The U.S. District Court dismissed several of TCF’s legal claims in July 2012. Pursuant to the U.S. District Court’s order on January 3, 2013, TCF was allowed to proceed with claims for fraudulent inducement, negligent appraisal, breach of contract, breach of the covenant of good faith, common law fraud and consumer fraud under a Minnesota statute. TCF’s amended complaint alleged damages of at least $3.3 million, but asserted that it would seek to recover additional damages as a result of loan charge-offs and foreclosures after September 2011. In mid-January 2014, TCF asserted that it had suffered additional losses of more than $15.0 million since September 2011, resulting in a new total damages claim of $18.5 million. In addition to compensatory damages, TCF also seeks attorneys' fees, under certain claims, and costs. On October 14, 2014, the District Court entered a Memorandum Opinion and Order granting our Motion for Summary Judgment on all causes of action. On November 5, 2014, TCF filed an appeal with the Eighth Circuit Court of Appeals, briefs have been filed by both parties and oral argument was held on October 20, 2015. On February 4, 2016, the Eighth Circuit Court of Appeals affirmed the District Court's judgment. The businesses associated with this case were contributed to ServiceLink in connection with the Acquisition and Internal Reorganization (see Note 2 - Acquisition and Internal Reorganization by FNF and Other Transactions). Although LPS is named in the case, the ongoing costs of litigation and any potential resulting liability is borne by the underlying businesses of ServiceLink. This matter is subject to a Cross-Indemnity Agreement between BKFS LLC and ServiceLink (see Indemnification Agreement below).
Regulatory Matters
Following a review by the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency and the Office of Thrift Supervision (collectively, the “banking agencies”), LPS entered into a consent order (the “Order”) dated April 13, 2011 with the banking agencies. The banking agencies' review of LPS' services included the services provided by its default operations to mortgage servicers regulated by the banking agencies, including document execution services, which were contributed in connection with the Acquisition and Internal Reorganization (see Note 2). The Order does not make any findings of fact or conclusions of wrongdoing, nor does LPS admit any fault or liability. Under the Order, ServiceLink has adopted enhanced compliance, internal audit, risk management and board oversight plans with respect to those businesses. LPS also agreed to engage an independent third party to conduct a risk assessment and review of its default management businesses and document execution services provided to servicers from January 1, 2008 through December 31, 2010, which has been on hold since June 2013.
To the extent such third party review, once completed, requires additional remediation of mortgage documents, ServiceLink has agreed to implement an appropriate plan to address the issues. The Order does not include any fine or other monetary penalty. The banking agencies notified ServiceLink in December 2015 that they wish to discuss terminating the Order through a possible agreed civil monetary penalty amount in lieu of requiring any additional document execution review by the independent third party. At this time, the parties have not agreed on a possible civil monetary penalty amount. The parties have entered into a tolling agreement to allow the parties to engage in these discussions.
Although LPS is a party to the Order, the ongoing costs of litigation and any potential resulting liability is expected to be borne by the underlying LPS default operations, which are now part of ServiceLink. This matter is subject to a Cross-Indemnity Agreement between BKFS LLC and ServiceLink (see Indemnification Agreement below).

BLACK KNIGHT FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

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
Indemnification Agreement
We are party to a cross-indemnity agreement dated December 22, 2014 with ServiceLink (the "Cross-Indemnity Agreement"). Pursuant to the Cross-Indemnity Agreement, ServiceLink indemnifies us from liabilities relating to, arising out of or resulting from the conduct of ServiceLink's business or any action, suit or proceeding in which we or any of our subsidiaries are named by reason of being a successor to the business of LPS and the cause of such action, suit or proceeding relates to the business of ServiceLink. In return, we indemnify ServiceLink for liabilities relating to, arising out of or resulting from the conduct of our business.
Leases
We lease certain of our property under leases which expire at various dates. Several of these agreements include escalation clauses and provide for purchases and renewal options for periods ranging from one to five years.
Future minimum operating lease payments for leases with initial or remaining terms greater than one year for each of the next five years and thereafter are as follows (in millions):

2016	$9.3
2017	7.2
2018	4.8
2019	3.9
2020	2.6
Thereafter	0.5
Total	$28.3
Rent expense incurred pertaining to continuing operations under all operating leases during the years ended December 31, 2015 and 2014 and the period from October 16, 2013 through December 31, 2013 was $10.4 million, $10.6 million and $0.9 million, respectively.
Data Processing and Maintenance Services Agreements
We have various data processing and maintenance services agreements with vendors, which expire through 2020, for portions of our computer data processing operations and related functions.
Data processing and maintenance services agreement payments for agreements with initial or remaining terms greater than one year for each of the next five years and thereafter are as follows (in millions):

2016	$31.5
2017	29.0
2018	23.3
2019	0.2
2020	0.1
Thereafter	—
Total	$84.1
However, this amount could be more or less depending on various factors such as the inflation rate, the introduction of significant new technologies or changes in our data processing needs.

BLACK KNIGHT FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

Off-Balance Sheet Arrangements
We do not have any material off-balance sheet arrangements other than operating leases.
(12)        Employee Benefit Plans
Profits Interests Plan
Under the Black Knight Financial Services, LLC 2013 Management Incentive Plan (the "Incentive Plan"), we were authorized to issue up to 11,111,111 Class B units of BKFS LLC ("BKFS LLC profits interests") to eligible members of management and directors. During the year ended December 31, 2014, we issued BKFS LLC profits interests to certain members of BKFS LLC management, BKFS LLC directors and certain employees of ServiceLink, which vested over 3 years, with 50% vesting after the second year and 50% vesting after the third year. The terms of the profits interest grants provided for the grantees to participate in any value of BKFS LLC in excess of its fair value at the date of grant in proportion to the Class A member unit holders participation in the same. The fair value of BKFS LLC at the date of grant was otherwise known as the hurdle amount. Profits interests granted were determined and approved by the Compensation Committee of the Board of Managers. Once vested, Class B units were not subject to expiration. The Class B units could be settled under various scenarios. According to the terms of the LLC Agreement and depending on the scenario, the Class B units could be settled in shares of FNF stock or cash at the election of FNF. We accounted for the BKFS LLC profits interests granted to employees and directors in accordance with GAAP for equity-based payments, which requires that compensation cost relating to equity-based payments made to employees and directors be recognized in the Consolidated and Combined Financial Statements based on the fair value of each award. BKFS LLC profits interests granted to BKFS LLC employees and directors were equity-classified in accordance with GAAP. Using the fair value method of accounting, compensation cost was measured based on the fair value of the award at the date of grant and recognized over the service period. We utilized the Black-Scholes model to calculate the fair value of the profits interests awards on the date of grant (the “Calculation”).
There were 9.5 million BKFS LLC profits interests granted to BKFS LLC employees and directors during the year ended December 31, 2014. The hurdle rate as of the date of grant was used to determine the per unit strike price for the Calculation. The risk free interest rates used in the calculation of the fair value of the BKFS LLC profits interests are the rates that correspond to the weighted average expected life of the profits interests. The volatility was estimated based on the historical volatility of BKFS LLC peers and of the historical LPS stock price over a term equal to the weighted average expected life of the profits interests. We used a weighted average risk free interest rate of 1.06%, a volatility factor for the expected market price of the member units of 33.6%, a dividend yield of 0.0% and a weighted average expected life of 3.5 years with a discount of 22.2% for lack of marketability resulting in a weighted average fair value of $2.10 per BKFS LLC profits interests unit granted. The redemption value of the BKFS LLC profits interests granted to BKFS LLC management and directors is recorded to Redeemable members’ interests and was $24.7 million as of December 31, 2014 with an offsetting amount recorded to Contributed member capital. The redemption value was determined based on the fair value of the award and the proportionate service period rendered through December 31, 2014.
During the year ended December 31, 2014, 1.6 million BKFS LLC profits interests grants were made to certain ServiceLink employees. In accordance with GAAP for accounting for equity-based payments, these awards were recorded as a dividend from BKFS LLC to FNF at the fair value on the date of grant. The amount of this dividend was $3.2 million and was reflected in Accumulated loss with an offsetting amount in Contributed member capital. The redemption value of BKFS LLC profits interests granted to ServiceLink employees was recorded to Redeemable members' interest and was $3.4 million as of December 31, 2014 with the offsetting amount recorded to Contributed member capital.
Certain employees of BKFS LLC were also granted profits interests of ServiceLink ("ServiceLink profits interests"). In accordance with GAAP, BKFS LLC is required to account for these ServiceLink profits interests because the grants are to BKFS LLC employees. The ServiceLink profits interests are liability-classified and must be revalued each quarter based on their current fair value with compensation costs recognized over the service period (the "Updated Calculation"). There were 2.6 million ServiceLink profits interests granted to BKFS LLC employees during the year ended December 31, 2014. The hurdle rate as of the grant date was used to determine the per unit strike price for the Updated Calculation. The risk free interest rates used in the calculation of the fair value of the ServiceLink profits interests are the rates that correspond to the weighted average expected life of the profits interests. The volatility was estimated based on the historical volatility of ServiceLink peers and of the historical LPS stock price over a term equal to the weighted average expected life of the profits interests. As of December 31, 2015 and 2014, we used a risk free interest rate of 0.6% and 0.9%, respectively, a dividend yield of 0.0% in both periods, a volatility factor for the expected market price of the member units of 40% and 45%, respectively, and an expected life of 1.75 and 2.5 years, respectively, with a discount of 20% and 26.0%, respectively, for lack of marketability resulting in a fair value of $0.44 and $0.42, respectively, per profits interests unit granted. As of December 31, 2015 and 2014, we had a liability of approximately $1.0 million and $0.3 million, respectively, included on the Consolidated Balance Sheets related to the ServiceLink profits interests awards granted to BKFS LLC employees and directors.

BLACK KNIGHT FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

Omnibus Incentive Plan
In 2015, we established the Black Knight Financial Services, Inc. 2015 Omnibus Incentive Plan (the "Omnibus Plan") authorizing the issuance of up to 11.0 million shares of our Class A common stock, subject to the terms of the Omnibus Plan. The Omnibus Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, other cash and stock-based awards and dividend equivalents. As of December 31, 2015, there were 3,914,344 restricted shares of our Class A common stock outstanding under the Omnibus Plan. Awards granted are approved by the Compensation Committee of the Board of Directors.
In connection with the IPO, we converted the 10,733,330 outstanding BKFS LLC profits interests units into 7,994,215 restricted shares of Black Knight Class A common stock. The fair value of the restricted shares was not greater than the value of the BKFS LLC profits interests units immediately prior to the conversion; therefore, no additional compensation expense was recognized. We accelerated the vesting of 4,381,021 restricted shares of Class A common stock held by our directors, incurring an acceleration charge of $6.2 million during the year ended December 31, 2015. The shares were subject to a six-month underwriter requested lock-up, which expired on November 15, 2015. The remaining 3,596,344 unvested restricted shares will continue to vest on the same schedule as the former BKFS LLC profits interests.
On December 21, 2015, we granted 318,000 restricted shares of our Class A common stock with a grant date fair value of $32.37 per share, which was based on the closing price of our common stock on the date of grant. These restricted shares vest over a 3-year period; vesting is also based on certain operating performance criteria.
On February 3, 2016, we granted 799,748 restricted shares of our Class A common stock with a grant date fair value of $28.29 per share, which was based on the closing price of our common stock on the date of grant. Of the 799,748 restricted shares granted, 247,437 restricted shares vest over a 3-year period, and 552,311 restricted shares vest over a 4-year period. The vesting of all the restricted shares granted on February 3, 2016 is also based on certain operating performance criteria.
Restricted stock transactions under the Omnibus plan in 2015 are as follows:

	Shares	Weighted Averaged Grant Date Fair Value
Balance December 31, 2014	—	$—
Converted	7,994,215	*
Granted	318,000	$32.37
Forfeited	(16,850)	*
Vested	(4,381,021)	*
Balance December 31, 2015	3,914,344
_______________

*
The converted shares were originally BKFS LLC profits interests units with a weighted average grant date fair value of $2.10 per unit. The fair value of the restricted shares at the date of conversion, May 20, 2015, was $24.50 per share. The original grant date fair value of the forfeited and vested restricted shares, which were originally granted as profits interests units, was $2.01 per unit.

Equity-based compensation expense is included in Operating expenses in the Consolidated and Combined Statements of Operations and Comprehensive Earnings (Loss). Net earnings (loss) from continuing operations reflects equity-based compensation expense of $11.4 million and $6.4 million for the years ended December 31, 2015 and 2014, respectively. As noted above, the expense for the year ended December 31, 2015, includes an acceleration charge of $6.2 million for the accelerated vesting of the shares held by our directors. As of December 31, 2015, the total unrecognized compensation cost related to non-vested restricted shares of our Class A common stock and ServiceLink profits interests granted to BKFS LLC employees and directors is $13.9 million, which is expected to be recognized over a weighted average period of approximately 2.5 years.
Stock Purchase Plan
Effective July 20, 2015, we adopted the Black Knight Financial Services, Inc. Employee Stock Purchase Plan (the “Black Knight ESPP Plan”) that allows our eligible employees to voluntarily make after-tax contributions ranging from 3% to 15% of eligible earnings. We contribute varying matching amounts as specified in the Black Knight ESPP Plan document. Prior to July 20, 2015 and upon consummation of the Acquisition (see Note 2 - Acquisition and Internal Reorganization by FNF and Other Transactions for a more detailed discussion on the Acquisition), our employees became eligible to participate in the FNF Employee

BLACK KNIGHT FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

Stock Purchase Plan (the “FNF ESPP Plan”) that allowed eligible employees to make voluntary after-tax contributions ranging from 3% to 15% of eligible earnings. We contributed varying matching amounts as specified in the FNF ESPP Plan document. During July of 2014, matching contributions were reinstated under the FNF ESPP Plan. We recorded expense of $5.0 million, $2.8 million and $0.1 million for the years ended December 31, 2015 and 2014 and the period from October 16, 2013 through December 31, 2013, respectively, relating to the participation of our employees in the ESPP Plans.
401(k) Profit Sharing Plan
Our employees participate in a qualified 401(k) plan sponsored by FNF. Under the terms of the plan and subsequent amendments, eligible employees may contribute up to 40% of their pretax annual compensation, up to the amount allowed pursuant to the Internal Revenue Code. We generally match 37.5% of each dollar of employee contribution up to 6% of the employee’s total eligible compensation. We recorded expense of $5.2 million, $5.4 million and $0.1 million for the years ended December 31, 2015 and 2014 and the period from October 16, 2013 through December 31, 2013, respectively, relating to the participation of our employees in the 401(k) plan.
(13)        Income Taxes
The effective tax rate for the years ended December 31, 2015 and 2014 was 14.0% and 4.7%, respectively. There was no effective tax rate for the period October 16, 2013 through December 31, 2013 as these entities were treated as partnerships and had no corporate taxes.
The income tax expense (benefit) attributable to continuing operations for the years ended December 31, 2015 and December 31, 2014 consists of the following (in millions):

	Year ended December 31,
	2015	2014
Current:
Federal	$0.5	$(5.3)
State	0.7	0.1
Foreign	0.4	—
Total current	1.6	(5.2)

Deferred:
Federal	$11.3	$(0.1)
State	0.5	—
Total deferred	11.8	(0.1)
Total income tax expense (benefit)	$13.4	$(5.3)
As described in Note 1 - Basis of Presentation, the IPO and Offering Reorganization was completed on May 26, 2015, and resulted in our ownership of 44.5% of BKFS LLC. For the period prior to the IPO, the taxable status of the BKFS LLC was a partnership under federal and state income tax laws.
In connection with the IPO, two partners of BKFS LLC, THL Black Knight I Holding Corp. and THL Investors Black Knight I Holding Corp. (collectively, the “THL Blocker Corps”), merged with and into Black Knight with Black Knight as the surviving entity. For federal tax purposes, certain tax attributes, including a net operating loss of $46.1 million, were transferred to Black Knight under IRC Section 381.
The net operating loss was used to offset the entire amount of taxable income for the 2015 tax year, for regular tax purposes. Alternative minimum tax ("AMT") will be due, however, as there is a limitation for the usage of net operating losses against AMT income.

BLACK KNIGHT FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

A reconciliation of the federal statutory income tax rate to our effective income tax rate for the years ended December 31, 2015 and December 31, 2014 is as follows:

	Year ended December 31,
	2015	2014
Federal statutory rate	35.0%	35.0%
State income taxes, net of federal benefit	1.3%	—%
Noncontrolling interests	(14.9)%	—%
Partnership income not subject to tax	(7.7)%	(22.2)%
Tax credits	(0.3)%	—%
Transaction costs	—%	(8.1)%
Other	0.6%	—%
Effective tax rate	14.0%	4.7%
The significant components of deferred tax assets and liabilities as of December 31, 2015 and 2014 consist of the following (in millions):

	December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryovers	$10.1	$—
Tax credit carryovers	0.7	—
Other	0.2	0.2
Total deferred tax asset	$11.0	$0.2
Deferred tax liabilities:
Partnership basis	$(15.6)	$—
Other - Foreign	(0.1)	—
Total deferred tax liabilities	$(15.7)	$—
Net deferred tax (liability) asset	$(4.7)	$0.2
The merger described above resulted in a merger of the assets and liabilities of the THL Blocker Corps, which included the investment in BKFS LLC and the net deferred tax assets. During the 2015 year, the change in the deferred tax liability related to the partnership basis book and tax difference was partially offset by the change in the deferred tax asset related to the net operating loss carryovers.
ASC Topic 740-10, Accounting for Uncertain Tax Positions, requires that a tax position be recognized or derecognized based on a more likely than not threshold. This applies to positions taken or expected to be taken on a tax return. There were no uncertain tax positions for Black Knight as of December 31, 2015.
We had net operating loss carryovers as of December 31, 2015 on a pre-tax basis of $28.8 million available to carryforward and offset future federal taxable income. The net operating loss carryovers are U.S. federal net operating losses arising from the merger with the THL Blocker Corps as described above. Under Internal Revenue Code Section 382, there is no limitation on our ability to utilize the net operating loss carryovers. These net operating loss carryovers will begin to expire in year 2035. We fully anticipate utilizing these net operating loss carryovers prior to expiration and thus, no valuation allowance has been established.
The Bipartisan Budget Act of 2015 provides that any tax adjustments resulting from partnership audits will generally be determined, and any resulting tax, interest and penalties collected, at the partnership level for tax years beginning after December 31, 2017. The Bipartisan Budget Act of 2015 allows a partnership to elect to apply these provisions to any return of the partnership filed for partnership taxable years beginning after the date of the enactment, November 2, 2015. BKFS LLC does not intend to elect to apply these provisions for any tax return filed for partnership taxable years beginning before January 1, 2018.

BLACK KNIGHT FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

(14)    Concentrations of Risk
We generate a significant amount of revenues from large customers, including a customer that accounted for 12% of total revenues in the year ended December 31, 2015. We had two large customers that accounted for 14% and 12% of total revenues in the year ended December 31, 2014.
For the period from October 16, 2013 through December 31, 2013, sales to FNF accounted for 55% of the total combined revenues of Commerce Velocity and Property Insight.
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents and trade receivables.
(15)    Segment Information
Summarized financial information concerning our segments is shown in the tables below. Following the Acquisition and Internal Reorganization described in Notes 1 and 2, our business is organized into two segments:

•	Technology - offers software and hosting solutions that support loan servicing, which include core mortgage servicing, specialty mortgage servicing, loan origination and settlement services.

•
Data and Analytics - offers solutions to enhance and support our technology products in the mortgage, real estate and capital markets industries. These solutions include property ownership data, lien data, servicing data, automated valuation models, collateral risk scores, prepayment and default models, lead generation and other data solutions. Our data sets represent metropolitan statistical areas that cover 99.99% of the U.S. population and 96% of all mortgage transactions according to 2012 U.S. census data.

Effective January 2, 2014, the Technology segment includes the results of Commerce Velocity, and the Data and Analytics segment includes the results of Property Insight, which were contributed into BKFS LLC by FNF in transactions between entities under common control during 2014. See Note 1 - Basis of Presentation for further discussion.
As of and for the year ended December 31, 2015:

	Technology	Data and Analytics	Corporate and Other	Total
	(in millions)
Revenues	$756.2	$174.3	$0.2	$930.7
Operating expenses (1)	341.4	145.5	51.3	538.2
Depreciation and amortization	176.4	13.9	4.0	194.3
Transition and integration costs	—	—	8.0	8.0
Operating income (loss)	238.4	14.9	(63.1)	190.2
Interest expense	0.7	—	(90.5)	(89.8)
Other income (expense)	0.1	—	(4.7)	(4.6)
Earnings (loss) from continuing operations before income taxes	239.2	14.9	(158.3)	95.8
Income tax expense	0.5	—	12.9	13.4
Earnings (loss) from continuing operations	$238.7	$14.9	$(171.2)	$82.4
Balance sheet data:
Total assets	$3,125.8	$308.4	$269.5	$3,703.7
Goodwill	$2,050.7	$173.2	$—	$2,223.9

BLACK KNIGHT FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

As of and for the year ended December 31, 2014:

	Technology	Data and Analytics	Corporate and Other	Total
	(in millions)
Revenues	$695.5	$156.5	$0.1	$852.1
Operating expenses (1)	338.2	140.2	36.5	514.9
Depreciation and amortization	171.3	13.7	3.8	188.8
Transition and integration costs	3.7	0.9	114.7	119.3
Operating income (loss)	182.3	1.7	(154.9)	29.1
Interest expense	—	—	(128.7)	(128.7)
Other income (expense)	0.8	0.1	(12.9)	(12.0)
Earnings (loss) from continuing operations before income taxes	183.1	1.8	(296.5)	(111.6)
Income tax expense (benefit)	0.6	—	(5.9)	(5.3)
Earnings (loss) from continuing operations	$182.5	$1.8	$(290.6)	$(106.3)
Balance sheet data:
Total assets	$3,150.4	$297.4	$150.5	$3,598.3
Goodwill	$2,050.7	$173.2	$—	$2,223.9
______________________________
(1) Operating expenses within the "Corporate and Other" segment are attributable to unallocated general and administrative expenses.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
As of the end of the year covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Act is: (a) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms; and (b) accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Exemption from Management's Report on Internal Control Over Financial Reporting for 2015
This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B.	Other Information
None.
Part III
Items 10-14.
 Within 120 days after the close of our fiscal year, we intend to file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, which will include the matters required by these items.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a) (1) Financial Statements.  The following is a list of the Consolidated Financial Statements of Black Knight Financial Services, Inc. and its subsidiaries included in Item 8 of Part II:

Page Number
Report of Independent Registered Public Accounting Firm on Consolidated and Combined Financial Statements	49
Consolidated Balance Sheets as of December 31, 2015 and 2014	50
Consolidated and Combined Statements of Operations and Comprehensive Earnings (Loss) for the years ended December 31, 2015 and 2014 and the period from October 16, 2013 through December 31, 2013	51
Consolidated and Combined Statements of Equity for the years ended December 31, 2015 and 2014 and for the period from October 16, 2013 through December 31, 2013	52
Consolidated and Combined Statements of Cash Flows for the years ended December 31, 2015 and 2014 and for the period from October 16, 2013 through December 31, 2013	54
Notes to Consolidated and Combined Financial Statements	55
(a) (2) Financial Statement Schedules.   All financial statement schedules have been omitted because they are not applicable or the required information is presented in the financial statements or the notes thereto.
(a) (3) Exhibits. See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Black Knight Financial Services, Inc.
By:	/s/ Thomas J. Sanzone
Thomas J. Sanzone
President and Chief Executive Officer

Date: February 26, 2016

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas J. Sanzone	President and Chief Executive Officer	February 26, 2016
Thomas J. Sanzone	(Principal Executive Officer)

/s/ Kirk T. Larsen	Executive Vice President and Chief Financial Officer	February 26, 2016
Kirk T. Larsen	(Principal Financial and Accounting Officer)

/s/ William P. Foley, II	Director and Executive Chairman of the Board	February 26, 2016
William P. Foley, II

/s/ Thomas M. Hagerty	Director	February 26, 2016
Thomas M. Hagerty

/s/ David K. Hunt	Director	February 26, 2016
David K. Hunt

/s/ Richard N. Massey	Director	February 26, 2016
Richard N. Massey

/s/ Ganesh B. Rao	Director	February 26, 2016
Ganesh B. Rao

/s/ John D. Rood	Director	February 26, 2016
John D. Rood

EXHIBIT INDEX

Exhibit Number
Description
3.1
Amended and Restated Certificate of Incorporation of Black Knight Financial Services, Inc., as currently in effect (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by Black Knight Financial Services, Inc. on May 28, 2015 (No. 001-37394))

3.2
Amended and Restated Bylaws of Black Knight Financial Services, Inc., as currently in effect (incorporated by reference to Exhibit 3.2 to the Form 8-K filed by Black Knight Financial Services, Inc. on May 28, 2015 (No. 001-37394))

4.1
Form of Certificate of Class A common stock (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Form S-1 Registration Statement filed by Black Knight Financial Services, Inc. on May 4, 2015 (No. 333-201241))

4.2
Form of Registration Rights Agreement by and among Black Knight Financial Services, Inc., Black Knight Holdings, Inc., the THL Parties, Chicago Title Insurance Company, Fidelity National Title Insurance Company, Holders, Other Stockholders and, solely in respect of Section 4.16 thereof, Black Knight Financial Services, LLC (incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the Form S-1 Registration Statement filed by Black Knight Financial Services, Inc. on March 30, 2015 (No. 333-201241))

4.3
Indenture between Lender Processing Services, Inc., dated October 12, 2012, the guarantors party thereto and U.S. Bank National Association, as Trustee, relating to the 5.75% Senior Notes due 2023 (incorporated by reference to Exhibit 4.3 to the Form S-1 Registration Statement filed by Black Knight Financial Services, Inc. on December 23, 2014 (No. 333-201241))

4.4
Supplemental Indenture, dated as of January 2, 2014, by and among Lender Processing Services, Inc., Black Knight Lending Solutions, Inc., Fidelity National Financial Inc. and U.S. Bank National Association, as Trustee, relating to the 5.75% Senior Notes due 2023 (incorporated by reference to Exhibit 4.4 to the Form S-1 Registration Statement filed by Black Knight Financial Services, Inc. on December 23, 2014 (No. 333-201241))

4.5
Second Supplemental Indenture, dated as of February 7, 2014, by and among Black Knight InfoServ, LLC, Black Knight Lending Solutions, Inc. and U.S. Bank National Association, as Trustee, relating to the 5.75% Senior Notes due 2023 (incorporated by reference to Exhibit 4.5 to the Form S-1 Registration Statement filed by Black Knight Financial Services, Inc. on December 23, 2014 (No. 333-201241))

4.6
Third Supplemental Indenture, dated as of May 27, 2015, by and among Black Knight InfoServ, LLC, Black Knight Lending Solutions, Inc., the Guarantors Party Thereto and U.S. National Bank Association, as Trustee, relating to the 5.75% Senior Notes due 2023 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by Black Knight Financial Services, Inc. on May 28, 2015 (No. 001-37394))

10.1
Form of Second Amended and Restated Limited Liability Company Agreement of Black Knight Financial Services, LLC, by and among, Black Knight Financial Services, Inc. and the Other Parties Thereto (incorporated by reference to Exhibit 10.1 to Amendment No.6 to the Form S-1 Registration Statement filed by Black Knight Financial Services, Inc. on May 11, 2015 (No. 333-201241))

10.2
Form of Voting Agreement of Black Knight Financial Services, Inc. by and among Black Knight Financial Services, Inc., Black Knight Financial Services LLC, Chicago Title Insurance Company, Fidelity National Title Insurance Company, Black Knight Holdings, Inc., THL Equity Fund VI Investors (BKFS-LM), LLC, THL Equity Fund VI Investors (BKFS-NB), the THL Blocker I Stockholders, the THL Blocker II Stockholders and THL Equity Fund VI Investors (BKFS) III, L.P. (incorporated by reference to Exhibit 10.1 to Amendment No.4 to the Form S-1 Registration Statement filed by Black Knight Financial Services, Inc. on May 4, 2015 (No. 333-201241))

10.3
Form of Merger Agreement by and among Black Knight Financial Services, Inc., THL Black Knight I Holding Corp., THL Investors Black Knight I Holding Corp., the THL Blocker I Stockholders and the THL Blocker II Stockholders (incorporated by reference to Exhibit 10.3 to Amendment No.6 to the Form S-1 Registration Statement filed by Black Knight Financial Services, Inc. on May 11, 2015 (No. 333-201241))

10.4
Form of Advancement Agreement by and between Black Knight Financial Services, Inc. and Black Knight Financial Services, LLC (incorporated by reference to Exhibit 10.1 to Amendment No.2 to the Form S-1 Registration Statement filed by Black Knight Financial Services, Inc. on March 30, 2015 (No. 333-201241))

10.5
Credit and Guaranty Agreement, dated as of May 27, 2015, among Black Knight Infoserv, LLC, as Borrower, Black Knight Financial Services, LLC, as Holdings, the Subsidiaries of the Borrower from time to time party thereto, the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and Bank of America, N.A., as a Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to Form 8-K filed by Black Knight Financial Services, Inc. on May 28, 2015 (No. 001-37394))

10.6	Amended and Restated Employment Agreement by and between William P. Foley, II and BKFS I Management, Inc. dated January 8, 2016 (1)

10.7
Amended and Restated Employment Agreement by and between Thomas J. Sanzone and BKFS I Management, Inc. dated January 3, 2014 (incorporated by reference to Exhibit 10.10 to Amendment No. 3 to the Form S-1 Registration Statement filed by Black Knight Financial Services, Inc. on April 20, 2015 (No. 333-201241)) (1)

10.8
Amended and Restated Employment Agreement by and between Kirk T. Larsen and BKFS I Management, Inc. dated April 23, 2015 (incorporated by reference to Exhibit 10.11 to Amendment No. 4 to the Form S-1 Registration Statement filed by Black Knight Financial Services, Inc. on May 4, 2015 (No. 333-201241)) (1)

10.9
Black Knight Financial Services, LLC Incentive Plan dated January 1, 2014 (incorporated by reference to Exhibit 10.12 to the Form S-1 Registration Statement filed by Black Knight Financial Services, Inc. on December 23, 2014 (No. 333-201241)) (1)

10.10
Black Knight Financial Services, LLC 2013 Management Incentive Plan (incorporated by reference to Exhibit 10.13 to the Form S-1 Registration Statement filed by Black Knight Financial Services, Inc. on December 23, 2014 (No. 333-201241)) (1)

10.11
Amended and Restated Employment Agreement by and between Anthony Orefice and BKFS I Management, Inc. dated January 3, 2014 (incorporated by reference to Exhibit 10.14 to Amendment No. 3 to the Form S-1 Registration Statement filed by Black Knight Financial Services, Inc. on April 20, 2015 (No. 333-201241)) (1)

10.12
Amendment to Employment Agreement by and between Anthony Orefice and BKFS I Management, Inc. effective as of September 2, 2014 (incorporated by reference to Exhibit 10.15 to Amendment No. 3 to the Form S-1 Registration Statement filed by Black Knight Financial Services, Inc. on April 20, 2015 (No. 333-201241)) (1)

10.13
Employment Agreement by and between BKFS I Management, Inc. and Michael L. Gravelle, effective as of March 1, 2015 (incorporated by reference to Exhibit 10.16 to Amendment No. 3 to the Form S-1 Registration Statement filed by Black Knight Financial Services, Inc. on April 20, 2015 (No. 333-201241)) (1)

10.14
Fidelity National Financial, Inc. Deferred Compensation Plan, as Amended and Restated, effective January 1, 2009 (incorporated by reference to 10.17 to Amendment No. 1 to the Form S-1 Registration Statement filed by Black Knight Financial Services, Inc. on February 17, 2015 (No. 333-201241)) (1)

10.15
First Amendment to the Fidelity National Financial, Inc. Deferred Compensation Plan, effective February 1, 2012 (incorporated by reference to 10.18 to Amendment No. 1 to the Form S-1 Registration Statement filed by Black Knight Financial Services, Inc. on February 17, 2015 (No. 333-201241)) (1)

10.16
Form of Black Knight Financial Services, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.19 to Amendment No. 3 to the Form S-1 Registration Statement filed by Black Knight Financial Services, Inc. on April 20, 2015 (No. 333-201241)) (1)

10.17
Cross-Indemnity Agreement by and between Black Knight Financial Services, LLC and ServiceLink Holdings, LLC dated as of December 22, 2014 (incorporated by reference to 10.20 to Amendment No. 2 to the Form S-1 Registration Statement filed by Black Knight Financial Services, Inc. on March 30, 2015 (No. 333-201241))

10.18
Black Knight Financial Services, LLC Unit Grant Agreement by and between William P. Foley II and Black Knight Financial Services, LLC dated January 9, 2014 (incorporated by reference to Exhibit 10.21 to Amendment No. 3 to the Form S-1 Registration Statement filed by Black Knight Financial Services, Inc. on April 20, 2015 (No. 333-201241)) (1)

10.19
Black Knight Financial Services, LLC Unit Grant Agreement by and between Thomas J. Sanzone and Black Knight Financial Services, LLC dated October 29, 2014 (incorporated by reference to Exhibit 10.22 to Amendment No. 3 to the Form S-1 Registration Statement filed by Black Knight Financial Services, Inc. on April 20, 2015 (No. 333-201241)) (1)

10.20
Black Knight Financial Services, LLC Unit Grant Agreement by and between Thomas J. Sanzone and Black Knight Financial Services, LLC dated January 9, 2014 (incorporated by reference to Exhibit 10.23 to Amendment No. 3 to the Form S-1 Registration Statement filed by Black Knight Financial Services, Inc. on April 20, 2015 (No. 333-201241)) (1)

10.21
Black Knight Financial Services, LLC Unit Grant Agreement by and between Michael L. Gravelle and Black Knight Financial Services, LLC dated January 9, 2014 (incorporated by reference to Exhibit 10.24 to Amendment No. 3 to the Form S-1 Registration Statement filed by Black Knight Financial Services, Inc. on April 20, 2015 (No. 333-201241)) (1)

10.22
Black Knight Financial Services, LLC Unit Grant Agreement by and between Kirk T. Larsen and Black Knight Financial Services, LLC dated January 9, 2014 (incorporated by reference to Exhibit 10.25 to Amendment No. 3 to the Form S-1 Registration Statement filed by Black Knight Financial Services, Inc. on April 20, 2015 (No. 333-201241)) (1)

10.23
Black Knight Financial Services, LLC Unit Grant Agreement by and between Anthony Orefice and Black Knight Financial Services, LLC dated January 9, 2014 (incorporated by reference to Exhibit 10.26 to Amendment No. 3 to the Form S-1 Registration Statement filed by Black Knight Financial Services, Inc. on April 20, 2015 (No. 333-201241)) (1)

10.24
Black Knight Financial Services, LLC Unit Grant Agreement by and between David K. Hunt and Black Knight Financial Services, LLC dated March 31, 2014 (incorporated by reference to Exhibit 10.27 to Amendment No. 3 to the Form S-1 Registration Statement filed by Black Knight Financial Services, Inc. on April 20, 2015 (No. 333-201241)) (1)

10.25
Black Knight Financial Services, LLC Unit Grant Agreement by and between Richard N. Massey and Black Knight Financial Services, LLC dated January 9, 2014 (incorporated by reference to Exhibit 10.28 to Amendment No. 3 to the Form S-1 Registration Statement filed by Black Knight Financial Services, Inc. on April 20, 2015 (No. 333-201241)) (1)

10.26
Black Knight Financial Services, LLC Unit Grant Agreement by and between John D. Rood and Black Knight Financial Services, LLC dated January 9, 2014 (incorporated by reference to Exhibit 10.29 to Amendment No. 3 to the Form S-1 Registration Statement filed by Black Knight Financial Services, Inc. on April 20, 2015 (No. 333-201241)) (1)

10.27
Form of Grant Agreement for Restricted Stock Awards under the Black Knight Financial Services, Inc. 2015 Omnibus Incentive Plan to Be Issued upon Exchange of Grant Units (incorporated by reference to Exhibit 10.30 to Amendment No. 5 to the Form S-1 Registration Statement filed by Black Knight Financial Services, Inc. on May 7, 2015 (No. 333-201241)) (1)

10.28
Form of Grant Agreement for Performance and Time Based Restricted Stock Awards under the Black Knight Financial Services, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.31 to Amendment No. 4 to the Form S-1 Registration Statement filed by Black Knight Financial Services, Inc. on May 4, 2015 (No. 333-201241)) (1)

10.29
Form of Grant Agreement for Time Based Restricted Stock Awards under the Black Knight Financial Services, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.32 to Amendment No. 4 to the Form S-1 Registration Statement filed by Black Knight Financial Services, Inc. on May 4, 2015 (No. 333-201241)) (1)

10.30
Form of Grant Agreement for Stock Option Awards under the Black Knight Financial Services, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.33 to Amendment No. 4 to the Form S-1 Registration Statement filed by Black Knight Financial Services, Inc. on May 4, 2015 (No. 333-201241)) (1)

10.31
Black Knight Financial Services, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the Form S-8 Registration Statement filed by Black Knight Financial Services, Inc. on July 21, 2015 (No. 333-205784))

10.32
Fidelity National Financial Group 401(k) Profit Sharing Plan (incorporated by reference to Exhibit 99.2 to the Form S-8 Registration Statement filed by Black Knight Financial Services, Inc. on July 21, 2015 (No. 333-205784))

10.33	Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement under Black Knight Financial Services, Inc. 2015 Omnibus Incentive Plan (1)

10.34	Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement with a 3 year vesting under Black Knight Financial Services, Inc. 2015 Omnibus Incentive Plan (1)

10.35	Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement with a 4 year vesting under Black Knight Financial Services, Inc. 2015 Omnibus Incentive Plan (1)

21.1	Subsidiaries of the Registrant

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

99.1	Audited Consolidated Financial Statements of Lender Processing Services, Inc. as of January 1, 2014 and December 31, 2013 and for the day ended January 1, 2014 and the year ended December 31, 2013

101	Interactive Data Files

(1)	A management or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(c) of Form 10-K.