Form 10-Q
period 2016-03-31
Black Knight Financial Services, Inc.
filed 2016-04-29
CIK 1627014

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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
(Registrant's telephone number, including area code)
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
YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
The number of shares outstanding of the Registrant's common stock as of April 28, 2016 were:
Class A common stock    69,095,056 shares
Class B common stock    84,826,282 shares

FORM 10-Q
QUARTERLY REPORT
Quarter Ended March 31, 2016

Part I: FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
BLACK KNIGHT FINANCIAL SERVICES, INC.
Condensed Consolidated Balance Sheets
(In millions, except share data)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$118.3	$186.0
Trade receivables, net	135.0	134.9
Prepaid expenses and other current assets	37.9	28.2
Receivables from related parties	13.1	7.6
Total current assets	304.3	356.7
Property and equipment, net	151.9	152.0
Computer software, net	458.0	466.5
Other intangible assets, net	312.3	330.2
Goodwill	2,223.9	2,223.9
Other non-current assets	183.1	174.4
Total assets	$3,633.5	$3,703.7
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable and other accrued liabilities	$35.5	$29.3
Accrued salaries and benefits	40.2	52.2
Legal and regulatory accrual	6.9	8.0
Current portion of long-term debt	43.5	43.5
Accrued interest	10.4	4.8
Deferred revenues	39.8	40.4
Total current liabilities	176.3	178.2
Deferred revenues	60.4	56.2
Deferred income taxes	4.5	4.7
Long-term debt, net of current portion	1,557.7	1,618.0
Other non-current liabilities	3.7	1.6
Total liabilities	1,802.6	1,858.7
Commitments and contingencies (Note 6)
Equity:
Class A common stock; $0.0001 par value; 350,000,000 shares authorized, 69,103,465 and 68,303,680 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	—	—
Class B common stock; $0.0001 par value; 200,000,000 shares authorized, 84,826,282 shares issued and outstanding as of March 31, 2016 and December 31, 2015	—	—
Preferred stock; $0.0001 par value; 25,000,000 shares authorized; issued and outstanding, none	—	—
Additional paid-in capital	801.4	798.9
Retained earnings	31.3	19.9
Accumulated other comprehensive loss	(1.8)	(0.1)
Total shareholders' equity	830.9	818.7
Noncontrolling interests	1,000.0	1,026.3
Total equity	1,830.9	1,845.0
Total liabilities and equity	$3,633.5	$3,703.7
See Notes to Condensed Consolidated Financial Statements (Unaudited).

BLACK KNIGHT FINANCIAL SERVICES, INC.
Condensed Consolidated Statements of Earnings and Comprehensive Earnings
(In millions, except per share data)

	Three months ended March 31,
	2016	2015
	(Unaudited)

Revenues	$241.9	$227.2

Expenses:
Operating expenses	136.8	133.2
Depreciation and amortization	48.2	45.9
Transition and integration costs	—	2.6
Total expenses	185.0	181.7
Operating income	56.9	45.5

Other income and expense:
Interest expense	(16.8)	(30.8)
Other expense, net	(0.8)	—
Total other expense, net	(17.6)	(30.8)

Earnings from continuing operations before income taxes	39.3	14.7
Income tax expense	6.2	0.1
Net earnings from continuing operations	33.1	14.6
Loss from discontinued operations, net of tax	—	(0.1)
Net earnings	33.1	14.5
Less: Net earnings attributable to noncontrolling interests	21.7	14.5
Net earnings attributable to Black Knight Financial Services, Inc.	$11.4	$—

Other comprehensive earnings (loss):
Unrealized holding losses, net of tax	(2.0)	—
Reclassification adjustments for losses included in net earnings, net of tax (1)	0.3	—
Total unrealized loss on interest rate swaps, net of tax (2)	(1.7)	—
Foreign currency translation adjustment	—	(0.1)
Other comprehensive loss	(1.7)	(0.1)
Comprehensive earnings attributable to noncontrolling interests	21.7	14.5
Comprehensive earnings	$31.4	$14.4

Earnings per share:
Net earnings per share attributable to Black Knight Financial Services, Inc., Class A common shareholders:
Basic	$0.17
Diluted	$0.17
Weighted average shares of Class A common stock outstanding (see Note 2):
Basic	65.8
Diluted	152.6
______________________________
(1) Amounts reclassified to net earnings relate to losses on interest rate swaps and are included in Interest expense on the Condensed Consolidated Statement of Earnings (Unaudited). Amount is net of income tax expense of $0.1 million for the three months ended March 31, 2016.
(2) Net of income tax benefit of $0.3 million for the three months ended March 31, 2016.

See Notes to Condensed Consolidated Financial Statements (Unaudited).

BLACK KNIGHT FINANCIAL SERVICES, INC.
Condensed Consolidated Statement of Equity
(In millions)
(Unaudited)

	Class A common stock		Class B common stock
	Shares	$	Shares	$	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Noncontrolling interests	Total equity
Balance, December 31, 2015	68.3	$—	84.8	$—	$798.9	$19.9	$(0.1)	$1,026.3	$1,845.0
Issuance of restricted shares of Class A common stock	0.8	—	—	—	—	—	—	—	—
Equity-based compensation expense	—	—	—	—	2.5	—	—	—	2.5
Net earnings	—	—	—	—	—	11.4	—	21.7	33.1
Unrealized loss on interest rate swaps, net of tax	—	—	—	—	—	—	(1.7)	—	(1.7)
Tax distributions to members	—	—	—	—	—	—	—	(48.0)	(48.0)
Balance, March 31, 2016	69.1	$—	84.8	$—	$801.4	$31.3	$(1.8)	$1,000.0	$1,830.9

See Notes to Condensed Consolidated Financial Statements (Unaudited).

BLACK KNIGHT FINANCIAL SERVICES, INC.
Condensed Consolidated Statements of Cash Flows
(In millions)

	Three months ended March 31,
	2016	2015
	(Unaudited)
Cash flows from operating activities:
Net earnings	$33.1	$14.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	48.2	45.9
Amortization of debt issuance costs, bond premium and original issue discount	0.7	(0.5)
Deferred income taxes, net	(0.2)	—
Equity-based compensation	2.7	1.8
Changes in assets and liabilities:
Trade and other receivables, including receivables from related parties	(4.0)	(20.9)
Prepaid expenses and other assets	(11.9)	(7.7)
Deferred contract costs	(13.4)	(12.8)
Deferred revenues	3.6	13.4
Trade accounts payable and other accrued liabilities	(0.9)	(7.8)
Net cash provided by operating activities	57.9	25.9
Cash flows from investing activities:
Additions to property and equipment	(6.8)	(12.2)
Additions to computer software	(9.8)	(13.1)
Investment in property records database	—	(6.8)
Net cash used in investing activities	(16.6)	(32.1)
Cash flows from financing activities:
Debt service payments	(61.0)	(16.1)
Distributions to members	(48.0)	—
Net cash used in financing activities	(109.0)	(16.1)
Net decrease in cash and cash equivalents	(67.7)	(22.3)
Cash and cash equivalents, beginning of period	186.0	61.9
Cash and cash equivalents, end of period	$118.3	$39.6

Supplemental cash flow information:
Interest paid	$(9.4)	$(23.0)
Income taxes (paid) refunded, net	$(1.1)	$0.2

See Notes to Condensed Consolidated Financial Statements (Unaudited).

BLACK KNIGHT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Except as otherwise indicated or unless the context otherwise requires, all references to "Black Knight," "us", "we" or "our" are to Black Knight Financial Services, Inc., a Delaware corporation, and its subsidiaries.

(1)	Basis of Presentation
The accompanying Condensed Consolidated Financial Statements (Unaudited) were prepared in accordance with U.S. generally accepted accounting principles ("GAAP"), and all adjustments considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated. The preparation of these Condensed Consolidated Financial Statements (Unaudited) in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the Condensed Consolidated Financial Statements (Unaudited), as well as the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. This Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission ("SEC") on February 26, 2016.
Description of Business
Black Knight is a holding company that conducts our business through our interest in Black Knight Financial Services, LLC ("BKFS LLC"), our sole asset. Through its subsidiaries, BKFS LLC is a leading provider of integrated technology, workflow automation and data and analytics to the mortgage and real estate industries. Our solutions facilitate and automate many of the mission-critical business processes across the entire mortgage loan life cycle, from origination until asset disposition. We believe we differentiate ourselves by the breadth and depth of our comprehensive, integrated solutions and the insight we provide to our clients.
We are a majority-owned subsidiary of Fidelity National Financial, Inc. ("FNF"). Our business generally represents a reorganization of the former Technology, Data and Analytics segment of Lender Processing Services, Inc. ("LPS"), a former provider of integrated technology, data and services to the mortgage lending industry in the United States. Our business also includes the businesses of Fidelity National Commerce Velocity, LLC and Property Insight, LLC, two companies that were contributed to us by FNF. ServiceLink Holdings, LLC ("ServiceLink"), another majority-owned subsidiary of FNF, operates the Transaction Services businesses of the former LPS as well as FNF’s legacy ServiceLink businesses.
Reporting Segments
We conduct our operations through two reporting segments: (1) Technology and (2) Data and Analytics. See further discussion in Note 8 - Segment Information.
Consolidation
Black Knight conducts its business through BKFS LLC and its subsidiaries. BKFS LLC is subject to the consolidation guidance related to variable interest entities as set forth in ASC Topic 810, Consolidation ("ASC 810"). Black Knight holds the sole managing member interest in BKFS LLC, which grants us the exclusive authority to manage, control and operate the business and affairs of BKFS LLC and its subsidiaries, pursuant to the terms of the Second Amended and Restated Limited Liability Company Agreement ("LLC Agreement"). Under the terms of the LLC Agreement, Black Knight is authorized to manage the business of BKFS LLC, including the authority to enter into contracts, manage bank accounts, hire employees and agents, incur and pay debts and expenses, merge or consolidate with other entities and pay taxes. As a result of Black Knight being the primary beneficiary through our sole managing member interest and possessing the rights established in the LLC Agreement and in accordance with the requirements of ASC 810, Black Knight controls BKFS LLC and appropriately consolidates the operations thereof.
We account for noncontrolling interests in accordance with ASC 810. Our Class A shareholders indirectly control BKFS LLC through our managing member interest. Our Class B shareholders have a noncontrolling interest in BKFS LLC. Their share of equity in BKFS LLC is reflected in Noncontrolling interests in our Condensed Consolidated Balance Sheets (Unaudited), and their share of net earnings or loss in BKFS LLC are reported in Net earnings attributable to noncontrolling interests in our Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited). Net earnings attributable to noncontrolling interests do not include expenses incurred directly by Black Knight, including income tax expense attributable to Black Knight.
All earnings prior to the closing of our initial public offering ("IPO") on May 26, 2015 have been disclosed as Net earnings attributable to noncontrolling interests.

BLACK KNIGHT FINANCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Cash and Cash Equivalents
Cash and cash equivalents on the Condensed Consolidated Balance Sheets (Unaudited) include the following (in millions):

	March 31, 2016	December 31, 2015
Unrestricted:
Cash	$110.6	$52.3
Cash equivalents	4.2	130.1
Total unrestricted cash and cash equivalents	114.8	182.4

Restricted cash equivalents (1)	3.5	3.6

Total cash and cash equivalents	$118.3	$186.0
_______________
(1) Restricted cash equivalents relate to our subsidiary, I-Net Reinsurance Limited, and are held in trust until the final reinsurance policy is canceled.
Allowance for Doubtful Accounts
Trade receivables, net includes an allowance for doubtful accounts of $2.1 million and $2.5 million as of March 31, 2016 and December 31, 2015, respectively.
Depreciation and Amortization
Depreciation and amortization on the Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited) include the following (in millions):

	Three months ended March 31,
	2016	2015
Property and equipment	$6.9	$7.3
Computer software	18.3	16.9
Other intangible assets	17.8	20.9
Deferred contract costs	5.2	0.8
Total	$48.2	$45.9
Transition and Integration Costs
Transition and integration costs during the three months ended March 31, 2015 represent management fees paid to FNF and Thomas H. Lee Partners, L.P. ("THL"), and costs related to the IPO.
Recent Accounting Pronouncements
In April 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. This guidance clarifies how to determine whether goods and services are separately identifiable and thus accounted for as separate performance obligations. Additionally, this update clarifies how to evaluate the nature of a promise in granting a license of intellectual property, which determines whether to recognize revenue over time or at a point in time. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is not permitted. The amendment allows companies to adopt using either a full retrospective or a modified retrospective approach. We are currently evaluating which transition approach to use and assessing the effect of the adoption of this ASU on our results of operations and our financial position.
In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. Under the new guidance, companies will no longer record excess tax benefits and certain tax deficiencies related to share-based awards in additional paid-in capital. Instead, income tax effects of awards will be recorded in the income statement when the awards vest or are settled. It also will allow an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statements should be applied prospectively. Amendments related to minimum statutory withholding requirements and forfeitures

BLACK KNIGHT FINANCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. The guidance is effective for public companies for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted, but all of the guidance must be adopted in the same period. While we are currently assessing the effect of this standard, we do not believe it will have a material effect on our results of operations or our financial position.
Also in March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This new standard requires companies to determine whether it is a principal (controls the promised good or service before transferring it to the customer) or an agent (arranges for another entity to provide the goods or services). Principals are required to recognize revenue equal to the gross amount of consideration exchanged for the promised good or service. Agents are required to recognize revenue net of any fees or commissions paid for arranging the promised good or service to be provided by another party. The amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is not permitted. The amendment allows companies to adopt using either a full retrospective or a modified retrospective approach. We are currently evaluating which transition approach to use and assessing the effect of the adoption of this ASU on our results of operations and our financial position.
(2)    Earnings Per Share
Basic earnings per share is computed by dividing Net earnings attributable to Black Knight by the weighted-average number of shares of Class A common stock outstanding during the period.
During the three months ended March 31, 2016, potentially dilutive securities include restricted stock awards and the shares of Class B common stock. The numerator in the diluted net earnings per share calculation is adjusted to reflect our income tax expense at an expected effective tax rate assuming the conversion of the shares of Class B common stock into shares of Class A common stock on a one-for-one basis. The estimated effective tax rate for the three months ended March 31, 2016 was 35.4%. The shares of Class B common stock do not share in the earnings or losses of Black Knight and are, therefore, not participating securities. Accordingly, basic and diluted net earnings per share of Class B common stock have not been presented. The denominator includes approximately 84.8 million shares of Class B common stock outstanding, as well as the dilutive effect of approximately 2.0 million shares of unvested restricted shares of Class A common stock as of March 31, 2016.
The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

Three months ended March 31, 2016
Basic:
Net earnings attributable to Black Knight	$11.4
Shares used for basic net earnings per share:
Weighted average shares of Class A common stock outstanding	65.8
Basic net earnings per share	$0.17

Diluted:
Consolidated earnings before income taxes (including loss from discontinued operations of $0.1)	$39.2
Income tax expense excluding the effect of noncontrolling interests	13.9
Consolidated net earnings	$25.3
Shares used for diluted net earnings per share:
Weighted average shares of Class A common stock outstanding	65.8
Dilutive effect of unvested restricted shares of Class A common stock	2.0
Weighted average shares of Class B common stock outstanding	84.8
Weighted average shares of common stock, diluted	152.6
Diluted net earnings per share	$0.17
Basic and diluted net earnings per share information is not applicable for reporting periods prior to the completion of the IPO.

BLACK KNIGHT FINANCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

(3)    Related Party Transactions
We are party to certain related party agreements, including those with FNF and THL. The following table sets forth the ownership interests of FNF, THL and other holders of Black Knight common stock (shares in millions):

	March 31, 2016		December 31, 2015
	Shares	Ownership Percentage	Shares	Ownership Percentage
Class A common stock:
THL and its affiliates	39.3	25.5%	39.3	25.7%
Restricted shares	3.2	2.1%	3.9	2.5%
Other	26.6	17.3%	25.1	16.4%
Total shares of Class A common stock	69.1	44.9%	68.3	44.6%
Class B common stock:
FNF subsidiaries	83.3	54.1%	83.3	54.4%
THL and its affiliates	1.5	1.0%	1.5	1.0%
Total shares of Class B common stock	84.8	55.1%	84.8	55.4%
Total common stock outstanding	153.9	100.0%	153.1	100.0%
Transactions with FNF and THL are described below.
FNF
We have various agreements with FNF and certain FNF subsidiaries, including ServiceLink, to provide technology, data and analytics services, as well as corporate shared services and information technology. In addition, FNF provided certain corporate services to us, including management consulting and corporate administrative services. Following the IPO, we no longer pay management fees to FNF. We are also a party to certain other agreements under which we incur other expenses or receive revenues from FNF.
A detail of the revenues and expenses from FNF is set forth in the table below (in millions):

	Three months ended March 31,
	2016	2015
Revenues	$16.4	$16.8
Operating expenses	3.4	0.6
Management fees (1)	—	1.5
Interest expense	1.0	23.0
_______________

(1)	Amounts are included in Transition and integration costs on the Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited).
We were party to intercompany notes with FNF through May 27, 2015 and recognized $23.0 million in Interest expense for the three months ended March 31, 2015. We had no outstanding intercompany notes as of March 31, 2016.
As of March 31, 2016, FNF subsidiaries held $49.6 million of principal amount of our Term B Loan (as defined in Note 4 - Long-Term Debt) from our credit agreement dated May 27, 2015.
Beginning on May 26, 2015, we pay to FNF a guarantee fee of 1.0% of the outstanding principal of the Senior Notes (as defined in Note 4 - Long-Term Debt) in exchange for the ongoing guarantee by FNF of the Senior Notes. In October 2017, the guarantee fee will increase to 2.0% of the outstanding principal of the Senior Notes. During the three months ended March 31, 2016, we recognized $1.0 million in Interest expense related to the guarantee fee.
THL
Two managing directors of THL currently serve on our Board of Directors. We purchase software and systems services from certain entities over which THL exercises control. In addition, THL provided certain corporate services to us, including management and consulting services. Following the IPO, we no longer pay management fees to THL.

BLACK KNIGHT FINANCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

A detail of the revenues and expenses, net from THL is set forth in the table below (in millions):

	Three months ended March 31,
	2016	2015
Operating expenses	$0.4	$0.4
Management fees (1)	—	0.8
Software and software-related purchases	0.9	0.2
_______________

(1)	Amounts are included in Transition and integration costs on the Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited).
As of March 31, 2016, THL affiliates held $39.7 million of principal amount of our Term Loan B (as defined in Note 4 - Long-Term Debt) from our credit agreement dated May 27, 2015.
A detail of related party items included in Revenues is as follows (in millions):

	Three months ended March 31,
	2016	2015
Data and analytics services	$10.4	$12.3
Servicing, origination and default technology services	6.0	4.5
Total related party revenues	$16.4	$16.8
A detail of related party items included in Operating expenses (net of expense reimbursements) is as follows (in millions):

	Three months ended March 31,
	2016	2015
Data entry, indexing services and other operating expenses	$2.3	$1.9
Corporate services operating expenses	2.3	2.2
Technology and corporate services expense reimbursement	(0.8)	(3.1)
Total related party expenses, net	$3.8	$1.0
Additionally, related party prepaid fees were $0.7 million and $0.2 million as of March 31, 2016 and December 31, 2015, respectively, which are included in Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets (Unaudited).

We believe the amounts earned from or charged by us under each of the foregoing arrangements are fair and reasonable. We believe our service arrangements are priced within the range of prices we offer to third parties, except for certain corporate services provided to ServiceLink and certain corporate services provided by FNF, which are at cost. However, the amounts we earned or that were charged under these arrangements were not negotiated at arm's length, and may not represent the terms that we might have obtained from an unrelated third party.

BLACK KNIGHT FINANCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

(4)        Long-Term Debt
Long-term debt consists of the following (in millions):

	March 31, 2016				December 31, 2015
	Principal	Debt issuance costs	Premium (discount)	Total	Principal	Debt issuance costs	Premium (discount)	Total
Term A Loan	$770.0	$(8.8)	$—	$761.2	$780.0	$(9.4)	$—	$770.6
Term B Loan	397.0	(3.8)	(0.9)	392.3	398.0	(3.9)	(0.9)	393.2
Revolving Credit Facility	50.0	(4.5)	—	45.5	100.0	(4.8)	—	95.2
Senior Notes, issued at par	390.0	—	12.2	402.2	390.0	—	12.5	402.5
Total long-term debt	1,607.0	(17.1)	11.3	1,601.2	1,668.0	(18.1)	11.6	1,661.5
Less: Current portion of long-term debt	44.0	(0.5)	—	43.5	44.0	(0.5)	—	43.5
Long-term debt, net of current portion	$1,563.0	$(16.6)	$11.3	$1,557.7	$1,624.0	$(17.6)	$11.6	$1,618.0
Principal maturities as of March 31, 2016 for each of the next five years and thereafter are as follows (in millions):

2016 (remaining)	$33.0
2017	64.0
2018	84.0
2019	104.0
2020	554.0
Thereafter	768.0
Total	$1,607.0
Scheduled maturities noted above exclude the effect of the debt issuance costs of $17.1 million as well as $11.3 million net unamortized debt premium.
Credit Agreement
On May 27, 2015, our indirect subsidiary, Black Knight InfoServ, LLC ("BKIS"), entered into a credit and guaranty agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A., as administrative agent, the guarantors party thereto and the other agents and lenders party thereto. The Credit Agreement provides for (i) an $800.0 million term loan A facility (the "Term A Loan"), (ii) a $400.0 million term loan B facility (the "Term B Loan") and (iii) a $400.0 million revolving credit facility (the "Revolving Credit Facility", and collectively with the Term A Loan and Term B Loan, the "Facilities"). The Term A Loan and the Revolving Credit Facility mature on May 27, 2020, and the Term B Loan matures on May 27, 2022. The Facilities are guaranteed by substantially all of BKIS's wholly-owned domestic restricted subsidiaries and BKFS LLC, and are secured by associated collateral agreements that pledge a lien on virtually all of BKIS's assets, including fixed assets and intangible assets, and the assets of the guarantors.
As of March 31, 2016, the Term A Loan and the Revolving Credit Facility bear interest at the Eurodollar rate plus a margin of 200 basis points, and the Term B Loan bears interest at the Eurodollar rate plus a margin of 300 basis points, subject to a Eurodollar rate floor of 75 basis points. As of March 31, 2016, we have $350.0 million capacity on the Revolving Credit Facility and pay an unused commitment fee of 30 basis points. During the three months ended March 31, 2016, there were no incremental borrowings on our Revolving Credit Facility, and we made payments of $50.0 million on this facility. As of March 31, 2016, the interest rates on the Term A Loan, Term B Loan and Revolving Credit Facility were 2.44%, 3.75% and 2.44%, respectively.
Senior Notes
BKIS has 5.75% Senior Notes, interest paid semi-annually, which mature on April 15, 2023 (the "Senior Notes"). The Senior Notes are senior unsecured obligations, registered under the Securities Act and contain customary affirmative, negative and financial covenants, and events of default for indebtedness of this type (with grace periods, as applicable, and lender remedies).
Prior to October 15, 2017, we may redeem some or all of the Senior Notes by paying a "make-whole" premium based on U.S. Treasury rates. On or after October 15, 2017, we may redeem some or all of the Senior Notes at the redemption prices listed in the table below, plus accrued and unpaid interest. In addition, if a change of control occurs, we are required to offer to purchase

BLACK KNIGHT FINANCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

all outstanding Senior Notes at a price equal to 101% of the principal amount plus accrued and unpaid interest, if any, to the date of purchase.

Redemption Period	Percentage
October 15, 2017 to October 14, 2018	102.875%
October 15, 2018 to October 14, 2019	101.917%
October 15, 2019 to October 14, 2020	100.958%
October 15, 2020 and thereafter	100.000%
Fair Value of Long-Term Debt
The fair value of our Senior Notes as of March 31, 2016 was $403.7 million (103.5% of par value), based upon established market prices for the securities using level 2 inputs. The fair value of our Facilities approximates their carrying value at March 31, 2016 as they are variable rate instruments with short reset periods (either monthly or quarterly) that reflect current market rates. The fair value of our Facilities is based upon established market prices for the securities using level 2 inputs.
Interest Rate Swaps
On January 20, 2016, we entered into two interest rate swap agreements to hedge forecasted monthly interest rate payments on $400.0 million of our floating rate debt ($200.0 million notional value each) (the "Swap Agreements"). Under the terms of the Swap Agreements, we receive payments based on the 1-month LIBOR rate (equal to 0.44% as of March 31, 2016) and pay a weighted average fixed rate of 1.01%. The effective term for the Swap Agreements is February 1, 2016 through January 31, 2019.
We entered into the Swap Agreements to convert a portion of the interest rate exposure on our floating rate debt from variable to fixed. We designated these Swap Agreements as cash flow hedges. A portion of the amount included in Accumulated other comprehensive loss will be reclassified into Interest expense as a yield adjustment as interest payments are made on the Term A Loan. The fair value of our Swap Agreements is based upon level 2 inputs. We have considered our own credit risk when determining the fair value of our Swap Agreements.
The estimated fair value of our Swap Agreements in the Condensed Consolidated Balance Sheets (Unaudited) was as follows (in millions):

Balance Sheet Account	March 31, 2016	December 31, 2015
Other non-current liabilities	$2.0	$—
A cumulative loss of $2.4 million ($2.0 million net of tax) is reflected in Accumulated other comprehensive loss as of March 31, 2016. Below is a summary of the effect of derivative instruments on amounts recognized in other comprehensive earnings ("OCE") on the accompanying Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited) for the three months ended March 31, 2016 (in millions):

	Amount of loss recognized in OCE	Amount of loss reclassified from accumulated OCE into net earnings

Swap Agreements	$2.4	$0.4
Approximately $1.7 million ($1.4 million net of tax) of the balance in Accumulated other comprehensive loss as of March 31, 2016 is expected to be reclassified into Interest expense over the next 12 months.
It is our policy to execute such instruments with credit-worthy banks and not to enter into derivative financial instruments for speculative purposes. As of March 31, 2016, we believe our interest rate swap counterparties will be able to fulfill their obligations under our agreements, and we believe we will have debt outstanding through the various expiration dates of the swaps such that the occurrence of future cash flow hedges remains probable.

BLACK KNIGHT FINANCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

(5)        Income Taxes
For the period prior to the IPO, substantially all of the income taxes of BKFS LLC were not reflected in the accompanying Condensed Consolidated Financial Statements (Unaudited) as the responsibility for payment of income taxes was borne by the members of BKFS LLC and not by us.

As of March 31, 2016 and December 31, 2015, we had no uncertain tax positions. We record interest and penalties related to income taxes, if any, as a component of Income tax expense. Our effective tax rate for the three months ended March 31, 2016 was 15.8% and is lower than the typical federal and state statutory rate because of the effect of our noncontrolling interests.
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
We review lawsuits and other legal and regulatory matters (collectively “legal proceedings”) on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings where it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts and which represents our best estimate has been recorded. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending cases is generally not yet determinable. The accrual for legal and regulatory matters was $6.9 million and $8.0 million as of March 31, 2016 and December 31, 2015, respectively. While some of these matters could be material to our operating results or cash flows for any particular period if an unfavorable outcome results, at present we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition.
Litigation Matters
On December 16, 2013, LPS received notice that Merion Capital, L.P. and Merion Capital II, L.P. (together "Merion Capital") were asserting their appraisal right relative to their ownership of 5,682,276 shares of LPS stock (the “Appraisal Shares”) in connection with the acquisition of LPS by FNF on January 2, 2014. On February 6, 2014, Merion Capital filed an appraisal proceeding, captioned Merion Capital LP and Merion Capital II, LP v. Lender Processing Services, Inc., C.A. No. 9320-VCL, in the Delaware Court of Chancery seeking a judicial determination of the "fair" value of Merion Capital's 5,682,276 shares of LPS common stock under Delaware law, together with statutory interest. We filed an answer to this suit on March 3, 2014. On September 18, 2014, we reached an agreement with Merion Capital to pay the merger consideration to Merion Capital and stop the accrual of additional statutory interest during the pendency of the appraisal proceeding, and FNF paid Merion Capital the merger consideration (cash and stock), which was previously held in escrow for Merion Capital, in respect of the Appraisal Shares, and BKFS LLC paid interest of $9.0 million through the date of payment. Trial is currently scheduled for early May 2016. Merion’s expert has opined that the consideration should have been $50.46 per share, which is approximately 36 percent higher than the final consideration of $37.14, and therefore, they are owed an additional $75.0 million plus statutory interest, which was approximately $13.3 million as of March 31, 2016. The Company’s position is that the merger consideration paid was fair value, and no additional consideration is owed. Discovery is closed. We will continue to vigorously defend against the appraisal proceedings, and we do not believe the result will have a material adverse effect on our financial condition.
In 2008, our former subsidiary Market Intelligence, Inc. ("MI") received a demand letter from TCF National Bank (“TCF”) alleging certain evaluation products purchased by TCF from MI between mid-2002 and mid-2005 had improperly overestimated the values of the subject properties as collateral, resulting in losses to TCF when it foreclosed on those properties or otherwise charged off the relevant loans. MI rejected TCF’s demand. In September 2011, TCF filed suit in the U.S. District Court for the District of Minnesota, TCF National Bank v. Market Intelligence, Inc., Fidelity National Information Services, Inc., LSI Appraisal, LLC and Lender Processing Services, Inc., alleging various common law, contractual and statutory claims. The U.S. District Court dismissed several of TCF’s legal claims in July 2012. Pursuant to the U.S. District Court’s order on January 3, 2013, TCF was allowed to proceed with claims for fraudulent inducement, negligent appraisal, breach of contract, breach of the covenant of good faith, common law fraud and consumer fraud under a Minnesota statute. TCF’s amended complaint alleged damages of at least $3.3 million, but asserted that it would seek to recover additional damages as a result of loan charge-offs and foreclosures after September 2011. In mid-January 2014, TCF asserted that it had suffered additional losses of more than $15.0 million since September 2011, resulting in a new total damages claim of $18.5 million. In addition to compensatory damages, TCF also seeks

BLACK KNIGHT FINANCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

attorneys' fees, under certain claims, and costs. On October 14, 2014, the District Court entered a Memorandum Opinion and Order granting our Motion for Summary Judgment on all causes of action. On November 5, 2014, TCF filed an appeal with the Eighth Circuit Court of Appeals, briefs have been filed by both parties and oral argument was held on October 20, 2015. On February 4, 2016, the Eighth Circuit Court of Appeals affirmed the District Court's judgment. The businesses associated with this case were contributed to ServiceLink in connection with the Acquisition and Internal Reorganization (see Note 1 - Basis of Presentation). Although LPS is named in the case, the ongoing costs of litigation and any potential resulting liability is borne by the underlying businesses of ServiceLink. This matter is subject to a cross-indemnity agreement dated December 22, 2014 between BKFS LLC and ServiceLink (the "Cross-Indemnity Agreement") (see Indemnification Agreement below).
Regulatory Matters
Following a review by the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency and the Office of Thrift Supervision (collectively, the "banking agencies"), LPS entered into a consent order (the "Order") dated April 13, 2011 with the banking agencies. The banking agencies' review of LPS' services included the services provided by its default operations to mortgage servicers regulated by the banking agencies, including document execution services, which were contributed in connection with the Acquisition and Internal Reorganization (see Note 1 - Basis of Presentation). The Order does not make any findings of fact or conclusions of wrongdoing, nor does LPS admit any fault or liability. Under the Order, ServiceLink has adopted enhanced compliance, internal audit, risk management and board oversight plans with respect to those businesses. LPS also agreed to engage an independent third party to conduct a risk assessment and review of its default management businesses and document execution services provided to servicers from January 1, 2008 through December 31, 2010, which has been on hold since June 2013.
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
Indemnifications and Warranties
We often agree to indemnify our clients against damages and costs resulting from claims of patent, copyright, trademark infringement or breaches of confidentiality associated with use of our software through software licensing agreements. Historically, we have not made any payments under such indemnifications, but continue to monitor the conditions that are subject to the indemnifications to identify whether a loss has occurred that is both probable and estimable that would require recognition. In addition, we warrant to clients that our software operates substantially in accordance with the software specifications. Historically, no costs have been incurred related to software warranties and none are expected in the future, and as such, no accruals for warranty costs have been made.
Indemnification Agreement
We are party to the Cross-Indemnity Agreement with ServiceLink. Pursuant to this agreement, ServiceLink indemnifies us from liabilities relating to, arising out of or resulting from the conduct of ServiceLink's business or any action, suit or proceeding in which we or any of our subsidiaries are named by reason of being a successor to the business of LPS and the cause of such action, suit or proceeding relates to the business of ServiceLink. In return, we indemnify ServiceLink for liabilities relating to, arising out of, or resulting from the conduct of our business.

BLACK KNIGHT FINANCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

(7)        Equity-Based Compensation
On February 3, 2016, we granted approximately 0.8 million restricted shares of our Class A common stock with a grant date fair value of $28.29 per share, which was based on the closing price of our common stock on the date of grant. Of the approximately 0.8 million restricted shares granted, approximately 0.2 million restricted shares vest over a three-year period, and approximately 0.6 million restricted shares vest over a four-year period. The vesting of all the restricted shares granted on February 3, 2016 is also based on certain operating performance criteria.
Restricted stock transactions in 2016 are as follows (shares in millions):

	Shares	Weighted Averaged Grant Date Fair Value
Balance December 31, 2015	3.9	*
Granted	0.8	$28.29
Vested	(1.5)	*
Balance March 31, 2016	3.2	*
______________________________

*
The BKFS LLC profits interest units that were converted into restricted shares in connection with our IPO had a weighted average grant date fair value of $2.10 per unit. The fair value of the restricted shares at the date of conversion, May 20, 2015, was $24.50 per share. The original grant date fair value of the vested restricted shares, which were originally granted as profits interests units, was $2.01 per unit.

Equity-based compensation expense was $2.7 million and $1.8 million for the three months ended March 31, 2016 and 2015, respectively, and is included in Operating expenses in the Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited). Total unrecognized compensation cost was $33.9 million as of March 31, 2016, and is expected to be recognized over a weighted average period of approximately 3.1 years.
(8)    Segment Information
Summarized financial information concerning our segments is shown in the tables below. Our business is organized into two segments:

•	Technology - offers software and hosting solutions that support loan servicing, loan origination and settlement services.

•
Data and Analytics - offers solutions to enhance and support our technology products in the mortgage, real estate and capital markets industries. These solutions include property ownership data, lien data, servicing data, automated valuation models, collateral risk scores, prepayment and default models, lead generation and other data solutions.

As of and for the three months ended March 31, 2016 (in millions):

	Technology	Data and Analytics	Corporate and Other	Total

Revenues	$200.1	$41.8	$—	$241.9
Operating expenses (1)	87.0	35.0	14.8	136.8
Depreciation and amortization	43.6	3.6	1.0	48.2
Operating income (loss)	69.5	3.2	(15.8)	56.9
Interest expense	0.2	—	(17.0)	(16.8)
Other income (expense)	0.1	—	(0.9)	(0.8)
Earnings (loss) from continuing operations before income taxes	69.8	3.2	(33.7)	39.3
Income tax expense	0.1	—	6.1	6.2
Earnings (loss) from continuing operations	$69.7	$3.2	$(39.8)	$33.1
Balance sheet data:
Total assets	$3,115.7	$314.2	$203.6	$3,633.5
Goodwill	$2,050.7	$173.2	$—	$2,223.9

BLACK KNIGHT FINANCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

As of and for the three months ended March 31, 2015 (in millions):

	Technology	Data and Analytics	Corporate and Other	Total

Revenues	$182.3	$44.8	$0.1	$227.2
Operating expenses (1)	84.3	37.0	11.9	133.2
Depreciation and amortization	41.5	3.4	1.0	45.9
Transition and integration costs	—	—	2.6	2.6
Operating income (loss)	56.5	4.4	(15.4)	45.5
Interest expense	0.2	—	(31.0)	(30.8)
Earnings (loss) from continuing operations before income taxes	56.7	4.4	(46.4)	14.7
Income tax expense	0.1	—	—	0.1
Earnings (loss) from continuing operations	$56.6	$4.4	$(46.4)	$14.6
Balance sheet data:
Total assets (2)	$3,155.8	$314.9	$125.8	$3,596.5
Goodwill	$2,050.7	$173.2	$—	$2,223.9
______________________________

(1)	Operating expenses within the "Corporate and Other" segment are primarily attributable to unallocated general and administrative expenses.

(2)
Reclassifications have been made to Total assets as of March 31, 2015 to move related party and intercompany receivable balances from the "Technology" and "Data and Analytics" segments to the "Corporate and Other" segment to conform with the 2016 presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including statements regarding expectations, hopes, intentions or strategies regarding the future. Forward-looking statements are based on Black Knight management's beliefs, as well as assumptions made by, and information currently available to, them. Because such statements are based on expectations as to future financial and operating results and are not statements of fact, actual results may differ materially from those projected. Black Knight Financial Services, Inc. ("Black Knight") undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. The risks and uncertainties that forward-looking statements are subject to include, but are not limited to: electronic security breaches against our information systems; our ability to maintain and grow our relationships with our customers; changes to the laws, rules and regulations that affect our and our customers' businesses; our ability to adapt our services to changes in technology or the marketplace; the effect of any potential defects, development delays, installation difficulties or system failures on our business and reputation; changes in general economic, business, regulatory and political conditions, particularly as they effect the mortgage industry; risks associated with the availability of data; the effects of our substantial leverage on our ability to make acquisitions and invest in our business; risks associated with our structure and status as a "controlled company;" and other risks detailed in the "Statement Regarding Forward-Looking Information," "Risk Factors" and other sections of our Annual Report on Form 10-K for the year ended December 31, 2015 and other filings with the Securities and Exchange Commission ("SEC").
The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 26, 2016.
History
Black Knight is a holding company that conducts our business through our interest in Black Knight Financial Services, LLC ("BKFS LLC"), our sole asset. Through its subsidiaries, BKFS LLC is a leading provider of integrated technology, workflow automation and data and analytics to the mortgage and real estate industries. Our solutions facilitate and automate many of the mission-critical business processes across the entire mortgage loan life cycle, from origination until asset disposition. We believe we differentiate ourselves by the breadth and depth of our comprehensive, integrated solutions and the insight we provide to our clients.
We are a majority-owned subsidiary of Fidelity National Financial, Inc. ("FNF"). Our business generally represents a reorganization of the former Technology, Data and Analytics segment of Lender Processing Services, Inc. ("LPS"), a former provider of integrated technology, data and services to the mortgage lending industry in the United States. Our business also includes the businesses of Fidelity National Commerce Velocity, LLC and Property Insight, LLC, two companies that were contributed to us by FNF. ServiceLink Holdings, LLC, ("ServiceLink"), another majority-owned subsidiary of FNF, operates the Transaction Services businesses of the former LPS as well as FNF’s legacy ServiceLink businesses.
Overview
We have market-leading positions in mortgage processing and technology solutions combined with comprehensive real estate data and extensive analytic capabilities. Our solutions are utilized by U.S. mortgage originators and mortgage servicers, as well as other financial institutions, investors and real estate professionals, to support mortgage lending and servicing operations, analyze portfolios and properties, operate more efficiently, meet regulatory compliance requirements and mitigate risk.
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
We believe our comprehensive end-to-end, integrated solutions differentiate us from other technology providers serving the mortgage industry and position us particularly well for evolving opportunities in this market. We have served the mortgage and real estate industries for over 50 years and utilize this experience to design and develop solutions that fit our clients’ ever-evolving needs. Our proprietary technology platforms and data and analytics capabilities reduce manual processes, improve compliance and quality, mitigate risk and deliver significant cost savings to our clients. Our scale allows us to continually and cost-effectively invest in our business in order to meet evolving industry requirements and maintain our position as an industry-standard platform for mortgage market participants. Based on the total number of U.S. first lien mortgages outstanding as of March 31, 2016, according to the Black Knight Mortgage Monitor Report, our proprietary technology platform is used to service approximately 59% of all U.S. first lien mortgages, reflecting our leadership in the mortgage servicing market.

Our business is organized into two segments:
Technology - offers software and hosting solutions that support loan servicing, loan origination and settlement services.
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

•
Increased regulation. Most U.S. mortgage market participants have become subject to increasing regulatory oversight and regulatory requirements as federal and state governments have enacted various new laws, rules and regulations. One example of such legislation is the Dodd-Frank Act, which contains broad changes for many sectors of the financial services and lending industries and established the CFPB, a new federal regulatory agency responsible for regulating consumer financial protection within the United States. It is our experience that mortgage lenders have become more focused on minimizing the risk of non-compliance with these evolving regulations and are looking toward technologies and solutions that help them comply with the increased regulatory oversight and burdens. The CFPB final rules became effective October 2015, amending Regulation Z (the Truth in Lending Act) ("TILA") and Regulation X (Real Estate Settlement Procedures Act) ("RESPA") (the “TILA-RESPA Rule”) to consolidate existing loan disclosures under TILA and RESPA for closed-end credit transactions secured by real property. The TILA-RESPA Rule requires (i) timely delivery of a loan estimate upon receipt of a consumer’s application and (ii) timely delivery of a closing disclosure prior to consummation of a transaction. The TILA-RESPA Rule also imposes certain restrictions, including the prohibition of imposing fees prior to provision of an estimate and the prohibition of providing estimates prior to a consumer’s submission of verifying documents.

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

•
Growing role of technology in the U.S. mortgage industry. Banks and other lenders and servicers have become increasingly focused on technology automation and workflow management to operate more efficiently and meet their regulatory guidelines. We believe vendors must be able to support the complexity of the market, display extensive industry knowledge and possess the financial resources to make the necessary investments in technology to support lenders.

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
Results of Operations

Consolidated Results of Operations
The following table presents certain financial data for the periods indicated (in millions):
	Three months ended March 31,
	2016	2015
Revenues	$241.9	$227.2

Operating expenses	136.8	133.2
Depreciation and amortization	48.2	45.9
Transition and integration costs	—	2.6
Total expenses	185.0	181.7
Operating income	56.9	45.5
Operating margin	23.5%	20.0%
Interest expense	(16.8)	(30.8)
Other expense, net	(0.8)	—
Earnings from continuing operations before income taxes	39.3	14.7
Income tax expense	6.2	0.1
Net earnings from continuing operations	33.1	14.6
Loss from discontinued operations, net of tax	—	(0.1)
Net earnings	$33.1	$14.5
Revenues
Consolidated revenues were $241.9 million and $227.2 million in the three months ended March 31, 2016 and 2015, respectively. The change in revenues is discussed further at the segment level below.

The following table sets forth revenues by segment for the periods presented (in millions):

	Three months ended March 31,
	2016	2015
Technology	$200.1	$182.3
Data and Analytics	41.8	44.8
Corporate and Other	—	0.1
Total	$241.9	$227.2
Technology segment revenues were $200.1 million in the three months ended March 31, 2016 as compared to $182.3 million in the 2015 period, an increase of $17.8 million, or 10%. In our servicing technology business, the increase was primarily driven by strong loan growth on our servicing platform, annual price increases, the implementation of a specialty servicing client on our LoanSphere invoicing solution and other new client wins. In our origination technology business, the increase was primarily driven by prior year client implementations and the successful negotiation of a client contract buyout.
Data and Analytics segment revenues were $41.8 million in the three months ended March 31, 2016 as compared to $44.8 million in the 2015 period, a decrease of $3.0 million, or 7%. The decrease was driven primarily by lower upfront revenues from long-term strategic license deals in the current year.
Operating Expenses
Consolidated operating expenses were $136.8 million and $133.2 million in the three months ended March 31, 2016 and 2015, respectively. The changes in operating expenses are discussed further at the segment level below.
The following table sets forth operating expenses by segment for the periods presented (in millions):

	Three months ended March 31,
	2016	2015
Technology	$87.0	$84.3
Data and Analytics	35.0	37.0
Corporate and Other	14.8	11.9
Total	$136.8	$133.2
Technology segment operating expenses were $87.0 million in the three months ended March 31, 2016 as compared to $84.3 million in the 2015 period, representing an increase of $2.7 million, or 3%. In our origination technology business, the increase was primarily driven by lower capitalized software development and deferred implementation costs. Our servicing technology business experienced a decrease in operating expenses primarily driven by lower personnel costs.
Data and Analytics operating expenses were $35.0 million in the three months ended March 31, 2016 as compared to $37.0 million in the 2015 period, a decrease of $2.0 million, or 5%. The decrease was driven primarily by lower personnel costs.
Corporate and Other operating expenses were $14.8 million in the three months ended March 31, 2016 as compared to $11.9 million in the 2015 period, an increase of $2.9 million, or 24%. The increase was primarily driven by higher incentive bonus accruals and public company costs.
Depreciation and Amortization
Consolidated depreciation and amortization was $48.2 million and $45.9 million in the three months ended March 31, 2016 and 2015, respectively. The changes in depreciation and amortization are discussed further at the segment level below.
The following table sets forth depreciation and amortization by segment for the periods presented (in millions):

	Three months ended March 31,
	2016	2015
Technology	$43.6	$41.5
Data and Analytics	3.6	3.4
Corporate and Other	1.0	1.0
Total	$48.2	$45.9
Technology segment depreciation and amortization was $43.6 million in the three months ended March 31, 2016 as compared to $41.5 million in the 2015 period, representing an increase of $2.1 million, or 5%. The main driver of the increase is the amortization of deferred contract costs relating to client implementations. These costs are capitalized and then amortized over the life of the respective contracts.
Data and Analytics segment depreciation and amortization was $3.6 million in the three months ended March 31, 2016 as compared to $3.4 million in the 2015 period, representing an increase of $0.2 million, or 6%.
Transition and Integration Costs
Transition and integration costs during the three months ended March 31, 2015 represent management fees paid to FNF and THL through May 25, 2015, prior to the IPO, and costs related to the IPO.
Operating Income
Consolidated operating income was $56.9 million and $45.5 million in the three months ended March 31, 2016 and 2015, respectively. The changes in operating income are discussed further at the segment level below.
The following table sets forth operating income by segment for the periods presented (in millions):

	Three months ended March 31,
	2016	2015
Technology	$69.5	$56.5
Data and Analytics	3.2	4.4
Corporate and Other	(15.8)	(15.4)
Total	$56.9	$45.5
Technology segment operating income was $69.5 million in the three months ended March 31, 2016 as compared to $56.5 million in the 2015 period, representing an increase of $13.0 million, or 23%. Operating margin was 34.7% in the three months ended March 31, 2016 as compared to 31.0% in 2015. The increase is due to strong contribution margins and the benefit of continuous cost control efforts.
Data and Analytics segment operating income was $3.2 million in the three months ended March 31, 2016 as compared to $4.4 million in the 2015 period, representing a decrease of $1.2 million, or 27%. Operating margin was 7.7% in the three months ended March 31, 2016 as compared 9.8% in 2015. The decrease is primarily due to the revenue decline partially offset by an increase in operational efficiencies.
Corporate and Other operating loss was $15.8 million in the three months ended March 31, 2016 as compared to $15.4 million in the 2015 period, representing an increase of $0.4 million, or 3%. The increase was primarily driven by higher incentive bonus accruals and public company costs.
Interest Expense
Interest expense was $16.8 million in the three months ended March 31, 2016 compared to $30.8 million in the 2015 period, a decrease of $14.0 million, or 45%. The decrease is attributable to lower interest payments as a result of our new credit facilities entered into during the second quarter of 2015, as well as lower debt outstanding following the IPO.
Other Expense, Net
Other expense, net of $0.8 million in the three months ended March 31, 2016 represents costs related to the Merion Capital legal matter. There was no such expense recorded in the 2015 period.
Income Tax Expense
Income tax expense was $6.2 million and $0.1 million for the three months ended March 31, 2016 and 2015, respectively. The income tax rate as a percentage of earnings before income taxes was 15.8% and 0.7% for the three months ended March 31, 2016 and 2015, respectively, which is lower than the typical federal and state statutory rate because of the effect of our noncontrolling interests.
Liquidity and Capital Resources
Cash Requirements
Our primary sources of liquidity are our existing cash balances, cash flows from operations and borrowings on our revolving credit facility.
Our primary cash requirements include operating expenses, debt service payments (principal and interest), capital expenditures (including property, equipment and computer software expenditures) and income tax payments and may include business acquisitions, dividends and/or share repurchases. Our cash requirements may also include tax distributions to holders of membership units of BKFS LLC units, the timing and amount of which will be dependent upon the taxable income allocable to such holders.

We made tax distributions of $48.0 million during the three months ended March 31, 2016. There are no expected tax distributions to be made during the remainder of 2016. In addition, we would need cash to purchase shares of Class B common stock that are converted into shares of Class A common stock pursuant to the Second Amended and Restated Limited Liability Company Agreement if we choose to pay cash for such shares.
As of March 31, 2016, we had cash and cash equivalents of $118.3 million and debt of $1,607.0 million, excluding the debt issuance costs and the unamortized premium associated with our 5.75% Senior Notes maturing on April 15, 2023 ("Senior Notes"). We believe our cash flow from operations and available cash and cash equivalents are sufficient to meet our liquidity needs, including the repayment of our outstanding debt, for at least the next 12 months. We anticipate that to the extent that we require additional liquidity, it will be funded through borrowings on our revolving credit facility, the incurrence of other indebtedness, equity issuance or a combination thereof. We cannot be assured that we will be able to obtain this additional liquidity on reasonable terms, or at all. The loss of the largest lender on our revolving credit facility would reduce our borrowing capacity by $36.7 million. Additionally, our liquidity and our ability to meet our obligations and fund our capital requirements are also dependent on our future financial performance, which is subject to general economic, financial and other factors that are beyond our control. Accordingly, we cannot be assured that our business will generate sufficient cash flow from operations or that future borrowings will be available from additional indebtedness or otherwise to meet our liquidity needs. Although we have no specific current plans to do so, if we decide to pursue one or more significant acquisitions, we may incur additional debt or sell additional equity to finance such acquisitions.
Cash Flows
The following table provides a summary of cash flows from operating, investing and financing activities for the periods presented (in millions):

	Three months ended March 31,
	2016	2015
Cash flows from operating activities	$57.9	$25.9
Cash flows from investing activities	(16.6)	(32.1)
Cash flows from financing activities	(109.0)	(16.1)
Net decrease in cash and cash equivalents	$(67.7)	$(22.3)
Operating Activities
Cash provided by operating activities was $57.9 million and $25.9 million for the three months ended March 31, 2016 and 2015, respectively. The increase in cash provided by operating activities in the three months ended March 31, 2016 as compared to the 2015 period is primarily related to increased earnings in the 2016 period.
Investing Activities
Cash used in investing activities was $16.6 million and $32.1 million for the three months ended March 31, 2016 and 2015, respectively. The decrease in cash used in investing activities in the three months ended March 31, 2016 as compared to the 2015 period is primarily related to decreased capital expenditures in the 2016 period due to the timing of our capital projects and a one-time investment in our property records database from the buyout of a strategic data partner in the 2015 period.
Financing Activities
Cash used in financing activities was $109.0 million and $16.1 million for the three months ended March 31, 2016 and 2015, respectively. The 2016 period includes debt service payments of $61.0 million and tax distributions to BKFS LLC members of $48.0 million. The 2015 period includes $16.1 million in debt service payments.
Financing
For a description of our financing arrangements, see Note 4 - Long-Term Debt in the Notes to Condensed Consolidated Financial Statements (Unaudited) included in Item 1 of Part 1 of this Report, which is incorporated by reference into this Part I Item 2.
Contractual Obligations
Our long-term contractual obligations generally include our debt and related interest payments, data processing and maintenance commitments and operating lease payments on certain of our property and equipment. There have been no material changes to our contractual obligations described in our Annual Report on Form 10-K for the year ended December 31, 2015.

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
Off-Balance Sheet Arrangements
We do not have any material off-balance sheet arrangements other than operating leases and interest rate swaps.
Critical Accounting Policies
There have been no material changes to our critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2015.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
Market Risk
We regularly assess market risks and have established policies and business practices designed to protect against the adverse effects of these exposures. We are exposed to market risks primarily from changes in interest rates. We use interest rate swaps to manage interest rate risk. We do not use interest rate swaps for trading purposes, to generate income or to engage in speculative activity.
Interest Rate Risk
In addition to existing cash balances and cash provided by operating activities, we use fixed rate and variable rate debt to finance our operations. We are exposed to interest rate risk on these debt obligations and related interest rate swaps. We had $1.6 billion in long-term debt outstanding as of March 31, 2016. The Senior Notes represent all of our fixed-rate long-term debt obligations as of March 31, 2016. The carrying value of the Senior Notes was $402.2 million as of March 31, 2016. The fair value of the Senior Notes was $403.7 million as of March 31, 2016.
The credit facilities as described in Note 4 to the Condensed Consolidated Financial Statements (Unaudited) represent our variable rate long-term debt obligations as of March 31, 2016. The carrying value of these facilities was $1,199.0 million as of March 31, 2016. We performed a sensitivity analysis on the principal amount of our long-term debt subject to variable interest rates as of March 31, 2016. This sensitivity analysis is based solely on the principal amount of such debt as of March 31, 2016, and does not take into account any changes that occurred in the prior 12 months or that may take place in the next 12 months in the amount of our outstanding debt or in the notional amount of outstanding interest rate swaps. Further, in this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. An increase of 100 basis points in the applicable interest rate would cause an increase in interest expense of approximately $10.9 million on an annual basis ($6.9 million including the effect of our current interest rate swaps). A decrease of 100 basis points in the applicable rate would cause a decrease in interest expense of approximately $3.6 million on an annual basis ($1.8 million including the effect of our current interest rate swaps) as the current LIBOR rate is less than 1.0%.
On January 20, 2016, we entered into two interest rate swap agreements to hedge forecasted monthly interest rate payments on $400.0 million of our floating rate debt ($200.0 million notional value each) (the “Swap Agreements”). The Swap Agreements were designated as cash flow hedging instruments. Under the terms of the Swap Agreements, we receive payments based on the 1-month LIBOR rate and pay a weighted average fixed rate of 1.01%. A portion of the amount included in accumulated other comprehensive earnings is reclassified into interest expense as a yield adjustment as interest payments are made on the term and revolving loans. In accordance with the authoritative guidance for fair value measurements, the inputs used to determine the estimated fair value of our interest rate swaps are Level 2-type measurements. We considered our own credit risk and the credit risk of the counterparties when determining the fair value of our interest rate swaps. The effective term for the Swap Agreements is February 1, 2016 through January 31, 2019.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2016, under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q.
There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.
Based on that evaluation, our CEO and CFO concluded that as of March 31, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit with the SEC are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Part II: OTHER INFORMATION
Item 1. Legal Proceedings
See discussion of legal proceedings in Note 6 - Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements (Unaudited) included in Item 1of Part I of this Quarterly Report on Form 10-Q, which is incorporated by reference into this Item 1 of Part II.
Item 1A. Risk Factors
There have been no material changes in our risk factors since the filing of our Annual Report on Form 10-K for the year ended December 31, 2015.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
     (a) Exhibits

10.1	Amended and Restated Employment Agreement by and between Kirk T. Larsen and BKFS I Management, Inc. dated March 17, 2016

10.2	Amended and Restated Employment Agreement by and between Anthony Orefice and BKFS I Management, Inc. dated January 3, 2016

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101	Interactive data files.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	April 29, 2016	BLACK KNIGHT FINANCIAL SERVICES, INC. (registrant)
		By:	/s/ Kirk T. Larsen
Kirk T. Larsen
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description
10.1	Amended and Restated Employment Agreement by and between Kirk T. Larsen and BKFS I Management, Inc. dated March 17, 2016

10.2	Amended and Restated Employment Agreement by and between Anthony Orefice and BKFS I Management, Inc. dated January 3, 2016

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101	Interactive data files.