Form 10-Q
period 2016-06-30
Black Knight Financial Services, Inc.
filed 2016-08-09
CIK 1627014

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
The number of shares outstanding of the Registrant's common stock as of August 8, 2016 were:
Class A common stock    69,094,490 shares
Class B common stock    84,826,282 shares

FORM 10-Q
QUARTERLY REPORT
Quarter Ended June 30, 2016

i

Part I: FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
BLACK KNIGHT FINANCIAL SERVICES, INC.
Condensed Consolidated Balance Sheets
(In millions, except share data)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28.2	$186.0
Trade receivables, net	144.3	134.9
Prepaid expenses and other current assets	42.0	28.2
Receivables from related parties	9.8	7.6
Total current assets	224.3	356.7
Property and equipment, net	166.4	152.0
Computer software, net	471.9	466.5
Other intangible assets, net	345.5	330.2
Goodwill	2,301.4	2,223.9
Other non-current assets	194.3	174.4
Total assets	$3,703.8	$3,703.7
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable and other accrued liabilities	$58.8	$42.1
Accrued compensation and benefits	44.9	52.2
Current portion of long-term debt	43.5	43.5
Deferred revenues	38.2	40.4
Total current liabilities	185.4	178.2
Deferred revenues	63.2	56.2
Deferred income taxes	6.6	4.7
Long-term debt, net of current portion	1,577.3	1,618.0
Other non-current liabilities	5.7	1.6
Total liabilities	1,838.2	1,858.7
Commitments and contingencies (Note 10)
Equity:
Class A common stock; $0.0001 par value; 350,000,000 shares authorized, 69,127,362 and 68,303,680 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	—	—
Class B common stock; $0.0001 par value; 200,000,000 shares authorized, 84,826,282 shares issued and outstanding as of June 30, 2016 and December 31, 2015	—	—
Preferred stock; $0.0001 par value; 25,000,000 shares authorized; issued and outstanding, none	—	—
Additional paid-in capital	804.6	798.9
Retained earnings	42.8	19.9
Accumulated other comprehensive loss	(1.2)	(0.1)
Total shareholders' equity	846.2	818.7
Noncontrolling interests	1,019.4	1,026.3
Total equity	1,865.6	1,845.0
Total liabilities and equity	$3,703.8	$3,703.7
See Notes to Condensed Consolidated Financial Statements (Unaudited).

BLACK KNIGHT FINANCIAL SERVICES, INC.
Condensed Consolidated Statements of Earnings and Comprehensive Earnings
(In millions, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(Unaudited)
Revenues	$255.5	$232.1	$497.4	$459.3

Expenses:
Operating expenses	144.4	140.3	281.2	273.5
Depreciation and amortization	49.2	48.8	97.4	94.7
Transition and integration costs	1.1	4.7	1.1	7.3
Total expenses	194.7	193.8	379.7	375.5
Operating income	60.8	38.3	117.7	83.8

Other income and expense:
Interest expense	(16.9)	(25.5)	(33.7)	(56.3)
Other expense, net	(4.0)	(4.6)	(4.8)	(4.6)
Total other expense, net	(20.9)	(30.1)	(38.5)	(60.9)

Earnings from continuing operations before income taxes	39.9	8.2	79.2	22.9
Income tax expense	6.7	0.3	12.9	0.4
Net earnings from continuing operations	33.2	7.9	66.3	22.5
Loss from discontinued operations, net of tax	—	(0.1)	—	(0.2)
Net earnings	33.2	7.8	66.3	22.3
Less: Net earnings attributable to noncontrolling interests	21.8	7.5	43.5	22.0
Net earnings attributable to Black Knight Financial Services, Inc.	$11.4	$0.3	$22.8	$0.3

Other comprehensive earnings (loss):
Unrealized holding gains (losses), net of tax	0.7	—	(1.3)	—
Reclassification adjustments for losses included in net earnings, net of tax (1)	—	—	0.3	—
Total unrealized gains (losses) on interest rate swaps, net of tax (2)	0.7	—	(1.0)	—
Foreign currency translation adjustment	(0.1)	—	(0.1)	(0.1)
Other comprehensive earnings (loss)	0.6	—	(1.1)	(0.1)
Comprehensive earnings attributable to noncontrolling interests	20.0	7.5	41.7	22.0
Comprehensive earnings	$32.0	$7.8	$63.4	$22.2

	Three months ended June 30, 2016	May 26, 2015 through June 30, 2015	Six months ended June 30, 2016	May 26, 2015 through June 30, 2015
Earnings per share:
Net earnings per share attributable to Black Knight Financial Services, Inc., Class A common shareholders:
Basic	$0.17	$0.01	$0.35	$0.01
Diluted	$0.17	$—	$0.34	$—
Weighted average shares of Class A common stock outstanding (Note 3):
Basic	65.9	64.4	65.9	64.4
Diluted	152.7	152.5	152.7	152.5
______________________________
(1) Amounts reclassified to net earnings relate to losses on interest rate swaps and are included in Interest expense on the Condensed Consolidated Statement of Earnings and Comprehensive Earnings (Unaudited). Amount is net of income tax expense of $0.1 million and $0.2 million for the three and six months ended June 30, 2016, respectively.
(2) Net of income tax benefit of $0.3 million and $0.6 million for the three and six months ended June 30, 2016, respectively.

See Notes to Condensed Consolidated Financial Statements (Unaudited).

BLACK KNIGHT FINANCIAL SERVICES, INC.
Condensed Consolidated Statement of Equity
(In millions)
(Unaudited)

	Class A common stock		Class B common stock
	Shares	$	Shares	$	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Noncontrolling interests	Total equity
Balance, December 31, 2015	68.3	$—	84.8	$—	$798.9	$19.9	$(0.1)	$1,026.3	$1,845.0
Issuance of restricted shares of Class A common stock	0.8	—	—	—	—	—	—	—	—
Equity-based compensation expense	—	—	—	—	5.7	—	—	—	5.7
Net earnings	—	—	—	—	—	22.8	—	43.5	66.3
Foreign currency translation adjustment	—	—		—	—	—	(0.1)	—	(0.1)
Unrealized loss on interest rate swaps	—	—	—	—	—	—	(1.0)	(1.8)	(2.8)
Tax distributions to members	—	—	—	—	—	0.1	—	(48.6)	(48.5)
Balance, June 30, 2016	69.1	$—	84.8	$—	$804.6	$42.8	$(1.2)	$1,019.4	$1,865.6

See Notes to Condensed Consolidated Financial Statements (Unaudited).

BLACK KNIGHT FINANCIAL SERVICES, INC.
Condensed Consolidated Statements of Cash Flows
(In millions)

	Six months ended June 30,
	2016	2015
	(Unaudited)
Cash flows from operating activities:
Net earnings	$66.3	$22.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	97.4	94.7
Amortization of debt issuance costs, bond premium and original issue discount	1.4	(0.4)
Loss on extinguishment of debt, net	—	4.8
Deferred income taxes, net	1.9	0.2
Equity-based compensation	6.1	9.5
Changes in assets and liabilities, net of acquired assets and liabilities:
Trade and other receivables, including receivables from related parties	(5.9)	(24.6)
Prepaid expenses and other assets	(16.5)	(8.5)
Deferred contract costs	(28.6)	(28.3)
Deferred revenues	3.0	18.2
Trade accounts payable and other accrued liabilities, including accrued compensation and benefits	(2.7)	(22.3)
Net cash provided by operating activities	122.4	65.6
Cash flows from investing activities:
Additions to property and equipment	(17.4)	(26.8)
Additions to computer software	(22.1)	(27.1)
Business acquisitions, net of cash acquired	(150.2)	—
Investment in property records database	—	(6.8)
Net cash used in investing activities	(189.7)	(60.7)
Cash flows from financing activities:
Borrowings, net of original issue discount	55.0	1,299.0
Debt service payments	(97.0)	(1,723.9)
Distributions to members	(48.5)	(17.3)
Proceeds from issuance of Class A common stock, before offering expenses	—	479.3
Costs directly associated with issuance of Class A common stock	—	(2.7)
Debt issuance costs	—	(19.8)
Senior notes call premium	—	(11.8)
Net cash (used in) provided by financing activities	(90.5)	2.8
Net (decrease) increase in cash and cash equivalents	(157.8)	7.7
Cash and cash equivalents, beginning of period	186.0	61.9
Cash and cash equivalents, end of period	$28.2	$69.6

Supplemental cash flow information:
Interest paid	$(30.1)	$(57.9)
Income taxes (paid) refunded, net	$(12.2)	$0.2

See Notes to Condensed Consolidated Financial Statements (Unaudited).

BLACK KNIGHT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Except as otherwise indicated or unless the context otherwise requires, all references to "Black Knight," "us," "we" or "our" are to Black Knight Financial Services, Inc., a Delaware corporation, and its subsidiaries.

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
Prior period amounts related to the Legal and regulatory accrual and Accrued interest on the Condensed Consolidated Balance Sheets (Unaudited) have been reclassified to Trade accounts payable and other accrued liabilities in order to conform to the current period presentation.
Description of Business
Black Knight is a holding company that conducts business through our sole managing member interest in Black Knight Financial Services, LLC ("BKFS LLC"). Through its subsidiaries, BKFS LLC is a leading provider of integrated technology, workflow automation and data and analytics to the mortgage and real estate industries. Our solutions facilitate and automate many of the mission-critical business processes across the entire mortgage loan life cycle, from origination until asset disposition. We believe we differentiate ourselves by the breadth and depth of our comprehensive, integrated solutions and the insight we provide to our clients.
We are a majority-owned subsidiary of Fidelity National Financial, Inc. ("FNF"). Our business generally represents a reorganization of the former Technology, Data and Analytics segment of Lender Processing Services, Inc. ("LPS"), a former provider of integrated technology, data and services to the mortgage lending industry in the United States that FNF acquired in January 2014. Our business also includes two companies that were contributed to us by FNF: Fidelity National Commerce Velocity, LLC and Property Insight, LLC. ServiceLink Holdings, LLC ("ServiceLink"), another majority-owned subsidiary of FNF, operates the Transaction Services businesses of the former LPS as well as FNF’s legacy ServiceLink businesses.
Reporting Segments
We conduct our operations through two reporting segments: (1) Technology and (2) Data and Analytics. See further discussion in Note 12 — Segment Information.
Consolidation
BKFS LLC is subject to the consolidation guidance related to variable interest entities as set forth in Accounting Standards Codification ("ASC") Topic 810, Consolidation ("ASC 810"). Black Knight, as the sole managing member of BKFS LLC, has the exclusive authority to manage, control and operate the business and affairs of BKFS LLC and its subsidiaries, pursuant to the terms of the Second Amended and Restated Limited Liability Company Agreement ("LLC Agreement"). Under the terms of the LLC Agreement, Black Knight is authorized to manage the business of BKFS LLC, including the authority to enter into contracts, manage bank accounts, hire employees and agents, incur and pay debts and expenses, merge or consolidate with other entities and pay taxes. Because Black Knight is the primary beneficiary through its sole managing member interest and possesses the rights established in the LLC Agreement, in accordance with the requirements of ASC 810, Black Knight controls BKFS LLC and appropriately consolidates the operations thereof.
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
Cash and Cash Equivalents
Cash and cash equivalents include the following (in millions):

	June 30, 2016	December 31, 2015
Unrestricted:
Cash	$25.9	$52.3
Cash equivalents	—	130.1
Total unrestricted cash and cash equivalents	25.9	182.4

Restricted cash equivalents (1)	2.3	3.6

Total cash and cash equivalents	$28.2	$186.0
_______________
(1) Restricted cash equivalents relate to our subsidiary, I-Net Reinsurance Limited, and are held in trust until the final reinsurance policy is canceled.
Allowance for Doubtful Accounts
Trade receivables, net includes an allowance for doubtful accounts of $2.2 million as of June 30, 2016 and $2.5 million as of December 31, 2015.
Capital Lease
On June 29, 2016, Black Knight entered into a one-year capital lease agreement with a bargain purchase option for certain computer equipment. The leased equipment has a useful life of five years and will be depreciated on a straight-line basis over this period. The leased equipment was valued based on the net present value of the minimum lease payments, which was $10.0 million and included in Property and equipment, net on the Condensed Consolidated Balance Sheets (Unaudited) and is net of imputed interest of $0.1 million. The capital lease obligation of $10.0 million is included in Trade accounts payable and other accrued liabilities on the Condensed Consolidated Balance Sheets (Unaudited). This transaction is a non-cash investing and financing activity.
Total minimum lease payments as of June 30, 2016 for the remainder of 2016 and 2017 are as follows (in millions):

2016 (remaining)	$5.1
2017	5.0
Total	$10.1
Depreciation and Amortization
Depreciation and amortization on the Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited) include the following (in millions):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Property and equipment	$7.3	$7.2	$14.2	$14.5
Computer software	18.6	17.5	36.9	34.4
Other intangible assets	17.9	21.8	35.7	42.7
Deferred contract costs	5.4	2.3	10.6	3.1
Total	$49.2	$48.8	$97.4	$94.7

BLACK KNIGHT FINANCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Transition and Integration Costs
Transition and integration costs during the three and six months ended June 30, 2016 primarily represent costs related to business acquisitions. See further discussion in Note 2 — Business Acquisitions. Transition and integration costs during the three and six months ended June 30, 2015 represent management fees paid to FNF and Thomas H. Lee Partners, L.P. ("THL"), and costs related to the IPO.
Recent Accounting Pronouncements
Revenue Recognition (Topic 606)
In May 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The amendments in this ASU do not change the core principle of the guidance in Topic 606. Rather, the amendments in this update simplify the transition and clarify certain aspects of the revenue standard.
Also in May 2016, the FASB issued ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting. The SEC Staff is rescinding certain SEC Staff Observer comments that are codified in ASC Topic 605, Revenue Recognition, and ASC Topic 932, Extractive Activities-Oil and Gas, effective upon adoption of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Specifically, registrants should not rely on the SEC Staff Observer comments upon adoption of ASC 606 related to revenue and expense recognition for freight services in process, accounting for shipping and handling fees and costs, accounting for consideration given by a vendor to a customer and accounting for gas-balancing arrangements.
In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. This guidance clarifies how to determine whether goods and services are separately identifiable and thus accounted for as separate performance obligations. Additionally, this update clarifies how to evaluate the nature of a promise in granting a license of intellectual property, which determines whether to recognize revenue over time or at a point in time.
In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This new standard requires a company to determine whether it is a principal (that controls the promised good or service before transferring it to the customer) or an agent (that arranges for another entity to provide the goods or services). Principals are required to recognize revenue equal to the gross amount of consideration exchanged for the promised good or service. Agents are required to recognize revenue net of any fees or commissions paid for arranging the promised good or service to be provided by another party.
The ASUs listed above are effective on adoption of ASU 2014-09, Revenue from Contracts with Customers, which is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. We are currently evaluating which transition approach to use and assessing the effect the adoption of these ASUs will have on our results of operations and our financial position.
Other Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses. This guidance significantly changes how companies measure and recognize credit impairment for many financial assets. The new Current Expected Credit Loss Model will require companies to immediately recognize an estimate of credit losses expected to occur over the remaining life of the financial assets included in the scope of this standard, which include trade receivables. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for annual and interim periods in fiscal years beginning after December 15, 2018. We are currently assessing the effect the adoption of this ASU will have on our results of operations and our financial position.
In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. Under the new guidance, companies will no longer record excess tax benefits and certain tax deficiencies related to share-based awards in additional paid-in capital. Instead, income tax effects of awards will be recorded in the income statement when the awards vest or are settled. It also will allow an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statements should be applied prospectively. Amendments related to minimum statutory withholding requirements and forfeitures should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. The guidance is effective for public companies for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted, but all of the guidance must

BLACK KNIGHT FINANCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

be adopted in the same period. We do not expect this update to have a material effect on our results of operations or our financial position.
(2)    Business Acquisitions
We include the results of operations of acquired businesses beginning on the respective acquisition dates. The purchase price is allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values, with the excess recorded as goodwill. Measurement period adjustments to provisional purchase price allocations are recognized in the period in which they are determined, with the effect on earnings of changes in depreciation, amortization or other income resulting from such changes calculated as if the accounting had been completed on the acquisition date. Acquisition-related costs are expensed as incurred.
During the three months ended June 30, 2016, Black Knight completed the acquisitions of eLynx Holdings, Inc. ("eLynx") and Motivity Solutions, Inc. ("Motivity"). Neither acquisition meets the definition of "significant" pursuant to Article 3 of Regulation S-X (§210.3-05) either individually or in the aggregate. Further, the individual and aggregate results of operations are not material to Black Knight's financial statements. Further details on each acquisition are discussed below.
Allocation of Purchase Price
The fair value of the acquired Computer software and Other intangible assets for both transactions was determined using a preliminary third-party valuation based on significant estimates and assumptions, including Level 3 inputs, which are judgmental in nature. These estimates and assumptions include the projected timing and amount of future cash flows, discount rates reflecting the risk inherent in the future cash flows and future market prices. The fair value of the remaining assets acquired and liabilities assumed approximate their carrying values, and therefore, no fair value adjustments are reflected in these amounts.
eLynx
On May 16, 2016, Black Knight completed its acquisition of eLynx, a leading lending document and data delivery platform. eLynx helps clients in the financial services and real estate industries electronically capture and manage documents and associated data throughout the document lifecycle. Black Knight purchased eLynx to augment its origination technologies. This acquisition positions Black Knight to electronically support the full mortgage origination process.
Total consideration paid, net of cash received, was $115.0 million for 100% of the equity interests of eLynx. Additionally, Black Knight incurred $0.8 million of direct transaction costs that are included in Transition and integration costs on the Condensed Consolidated Statement of Earnings and Comprehensive Earnings (Unaudited). The total consideration paid was as follows (in millions):

Cash paid from cash on hand	$95.6
Cash paid from Revolver borrowing (Note 8)	25.0
Less: cash acquired	(5.6)
Total consideration paid, net	$115.0

BLACK KNIGHT FINANCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

The following table summarizes the total purchase price consideration and the preliminary fair value amounts recognized for the assets acquired and liabilities assumed as of the acquisition date (in millions):

Total purchase price consideration	$115.0

Accounts receivable	$3.8
Prepaid expenses and other current assets	0.5
Property and equipment	1.1
Computer software	14.6
Other intangible assets (Note 6)	40.5
Goodwill (Note 7)	58.1
Total assets acquired	118.6
Trade accounts payable and other accrued liabilities	(0.9)
Accrued salaries and benefits	(1.3)
Deferred revenues	(1.4)
Total liabilities assumed	(3.6)
Net assets acquired	$115.0
Motivity
On June 22, 2016, Black Knight completed its acquisition of Motivity, which provides customized mortgage business intelligence software solutions. Motivity will be integrated with Black Knight's LoanSphere product suite, including the LoanSphere Data Hub, to provide clients with deeper insights into their origination and servicing operations and portfolios.
Total consideration paid, net of cash received, was $35.2 million for 100% of the equity interests of Motivity. Additionally, Black Knight incurred $0.3 million of direct transaction costs that are included in Transition and integration costs on the Condensed Consolidated Statement of Earnings and Comprehensive Earnings (Unaudited). The total consideration paid was as follows (in millions):

Cash paid from Revolver borrowing (Note 8)	$30.0
Cash paid from cash on hand	6.0
Less: cash acquired	(0.8)
Total consideration paid, net	$35.2
The following table summarizes the total purchase price consideration and the preliminary fair value amounts recognized for the assets acquired and liabilities assumed as of the acquisition date (in millions):

Total purchase price consideration	$35.2

Accounts receivable	$0.4
Prepaid expenses and other current assets	0.2
Property and equipment	0.1
Computer software	5.7
Other intangible assets (Note 6)	10.6
Goodwill (Note 7)	19.4
Total assets acquired	36.4
Trade accounts payable and other accrued liabilities	(0.7)
Deferred revenues	(0.5)
Total liabilities assumed	(1.2)
Net assets acquired	$35.2

BLACK KNIGHT FINANCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Estimated Useful Lives of Property and Equipment, Computer Software and Other Intangible Assets Acquired
The gross carrying value and weighted average estimated useful lives of Property and equipment, Computer software and Other intangible assets acquired in the above acquisitions consist of the following (dollars in millions):

	Gross Carrying Value			Weighted Average Estimated Life (in Years)
	eLynx	Motivity	Total
Computer software	$14.6	$5.7	$20.3	5
Property and equipment	1.1	0.1	1.2	3
Other intangible assets:
Customer relationships	36.4	8.4	44.8	10
Trade name	3.9	1.7	5.6	10
Non-compete agreements	0.2	0.5	0.7	4
Total Other intangible assets (Note 6)	40.5	10.6	51.1
Total gross carrying value	$56.2	$16.4	$72.6
(3)    Earnings Per Share
Basic earnings per share is computed by dividing Net earnings attributable to Black Knight by the weighted-average number of shares of Class A common stock outstanding during the period.
During the three and six months ended June 30, 2016 and during the period May 26, 2015 through June 30, 2015, potentially dilutive securities include restricted stock awards and the shares of Class B common stock. The numerator in the diluted net earnings per share calculation is adjusted to reflect our income tax expense at an expected effective tax rate assuming the conversion of the shares of Class B common stock into shares of Class A common stock on a one-for-one basis. The estimated effective tax rate during the three and six months ended June 30, 2016 was 35.2% and 35.3%, respectively. The estimated effective tax rate during the period May 26, 2015 through June 30, 2015 was 43.1%. The shares of Class B common stock do not share in the earnings or losses of Black Knight and are, therefore, not participating securities. Accordingly, basic and diluted net earnings per share of Class B common stock have not been presented. The denominator includes approximately 2.0 million shares of unvested restricted shares of Class A common stock for the three and six months ended June 30, 2016 and 3.3 million shares for the period of May 26, 2015 through June 30, 2015.
The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

	Three months ended June 30, 2016	May 26, 2015 through June 30, 2015	Six months ended June 30, 2016	May 26, 2015 through June 30, 2015
Basic:
Net earnings attributable to Black Knight	$11.4	$0.3	$22.8	$0.3
Shares used for basic net earnings per share:
Weighted average shares of Class A common stock outstanding	65.9	64.4	65.9	64.4
Basic net earnings per share	$0.17	$0.01	$0.35	$0.01

Diluted:
Earnings from continuing operations before income taxes	$39.9	$0.9	$79.2	$0.9
Income tax expense excluding the effect of noncontrolling interests	(14.0)	(0.4)	(28.0)	(0.4)
Net earnings from continuing operations	$25.9	$0.5	$51.2	$0.5
Shares used for diluted net earnings per share:
Weighted average shares of Class A common stock outstanding	65.9	64.4	65.9	64.4
Dilutive effect of unvested restricted shares of Class A common stock	2.0	3.3	2.0	3.3
Weighted average shares of Class B common stock outstanding	84.8	84.8	84.8	84.8
Weighted average shares of common stock, diluted	152.7	152.5	152.7	152.5
Diluted net earnings per share	$0.17	$—	$0.34	$—
Basic and diluted net earnings per share information is not applicable for reporting periods prior to the completion of the IPO.

BLACK KNIGHT FINANCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

(4)    Related Party Transactions
We are party to certain related party agreements, including those with FNF and THL. The following table sets forth the ownership interests of FNF, THL and other holders of Black Knight common stock (shares in millions):

	June 30, 2016		December 31, 2015
	Shares	Ownership Percentage	Shares	Ownership Percentage
Class A common stock:
THL and its affiliates	39.3	25.5%	39.3	25.7%
Restricted shares	3.2	2.1%	3.9	2.5%
Other, including those publicly traded	26.6	17.3%	25.1	16.4%
Total shares of Class A common stock	69.1	44.9%	68.3	44.6%
Class B common stock:
FNF subsidiaries	83.3	54.1%	83.3	54.4%
THL and its affiliates	1.5	1.0%	1.5	1.0%
Total shares of Class B common stock	84.8	55.1%	84.8	55.4%
Total common stock outstanding	153.9	100.0%	153.1	100.0%
Transactions with FNF and THL are described below.
FNF
We have various agreements with FNF and certain FNF subsidiaries to provide technology, data and analytics services, as well as corporate shared services and information technology. In addition, FNF provided certain corporate services to us, including management consulting and corporate administrative services. Following the IPO, we no longer pay management fees to FNF. We are also a party to certain other agreements under which we incur other expenses or receive revenues from FNF.
A detail of the revenues and expenses from FNF is set forth in the table below (in millions):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenues	$17.8	$17.3	$34.2	$34.1
Operating expenses	4.3	1.5	7.7	2.1
Management fees (1)	—	0.9	—	2.4
Interest expense (2)	1.0	14.6	2.0	37.6
_______________

(1)	Amounts are included in Transition and integration costs on the Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited).

(2)	Amounts include guarantee fee (see below).
We were party to intercompany notes with FNF through May 27, 2015 and recognized $14.2 million and $37.2 million in Interest expense for the three and six months ended June 30, 2015, respectively. We had no outstanding intercompany notes in 2016.
Beginning on May 26, 2015, we pay to FNF a guarantee fee of 1.0% of the outstanding principal of the Senior Notes (as defined in Note 8 — Long-Term Debt) in exchange for the ongoing guarantee by FNF of the Senior Notes. In October 2017, the guarantee fee will increase to 2.0% of the outstanding principal of the Senior Notes. During the three months ended June 30, 2016 and 2015, we recognized $1.0 million and $0.4 million, respectively, in Interest expense related to the guarantee fee. During the six months ended June 30, 2016 and 2015, we recognized $2.0 million and $0.4 million, respectively, in Interest expense related to the guarantee fee.
FNF subsidiaries held $49.5 million and $49.8 million as of June 30, 2016 and December 31, 2015, respectively, of principal amount of our Term B Loan (as defined in Note 8 — Long-Term Debt) from our credit agreement dated May 27, 2015.

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
A detail of the expenses, net from THL is set forth in the table below (in millions):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Operating expenses	$0.4	$0.5	$0.8	$0.9
Management fees (1)	—	0.5	—	1.3
Software and software-related purchases	0.2	1.1	1.1	1.3
_______________

(1)	Amounts are included in Transition and integration costs on the Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited).
In connection with the IPO, we made a $17.3 million cash payment to certain THL affiliates during the three months ended June 30, 2015, in connection with the merger of certain THL intermediaries with and into us.
THL affiliates held $39.6 million and $39.8 million as of June 30, 2016 and December 31, 2015, respectively, of principal amount of our Term Loan B (as defined in Note 8 — Long-Term Debt) from our credit agreement dated May 27, 2015.
Revenues and Expenses
A detail of related party items included in Revenues is as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Data and analytics services	$11.5	$12.7	$21.9	$25.0
Servicing, origination and default technology services	6.3	4.6	12.3	9.1
Total related party revenues	$17.8	$17.3	$34.2	$34.1
A detail of related party items included in Operating expenses (net of expense reimbursements) is as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Data entry, indexing services and other operating expenses	$2.6	$2.4	$4.9	$4.3
Corporate services operating expenses	2.9	2.2	5.2	4.4
Technology and corporate services expense reimbursement	(0.8)	(2.6)	(1.6)	(5.7)
Total related party expenses, net	$4.7	$2.0	$8.5	$3.0
Additionally, related party prepaid fees were $0.5 million and $0.2 million as of June 30, 2016 and December 31, 2015, respectively, which are included in Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets (Unaudited).
We believe the amounts earned from or charged by us under each of the foregoing arrangements are fair and reasonable. We believe our service arrangements are priced within the range of prices we offer to third parties, except for certain corporate services provided to an FNF subsidiary and certain corporate services provided by FNF, which are at cost. However, the amounts we earned or that were charged under these arrangements were not negotiated at arm's length, and may not represent the terms that we might have obtained from an unrelated third party.

BLACK KNIGHT FINANCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

(5)    Computer Software
Computer software as of June 30, 2016 includes those assets acquired as part of the eLynx and Motivity acquisitions (see further discussion in Note 2 — Business Acquisitions) and consists of the following (in millions):

	June 30, 2016	December 31, 2015
Internally developed software	$618.9	$578.1
Purchased software	39.2	37.8
Computer software	658.1	615.9
Accumulated depreciation	(186.2)	(149.4)
Computer software, net	$471.9	$466.5
(6)    Other Intangible Assets
Other intangible assets as of June 30, 2016 include those assets acquired as part of the eLynx and Motivity acquisitions (see further discussion in Note 2 — Business Acquisitions) and consist of the following (in millions):

	June 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$559.6	$(221.3)	$338.3	$514.8	$(186.3)	$328.5
Other	16.0	(8.8)	7.2	9.8	(8.1)	1.7
Total other intangible assets	$575.6	$(230.1)	$345.5	$524.6	$(194.4)	$330.2
(7)    Goodwill
Changes in goodwill during the six months ended June 30, 2016 consist of the following (in millions):

	Technology	Data and Analytics	Total
Balance, December 31, 2015	$2,050.7	$173.2	$2,223.9
Increases to goodwill related to:
eLynx acquisition (Note 2) (1)	58.1	—	58.1
Motivity acquisition (Note 2) (1)	—	19.4	19.4
Balance, June 30, 2016	$2,108.8	$192.6	$2,301.4
(1) Goodwill related to the eLynx and Motivity acquisitions is expected to be deductible for tax purposes.
(8)        Long-Term Debt
Long-term debt consists of the following (in millions):

	June 30, 2016				December 31, 2015
	Principal	Debt Issuance Costs	Premium (Discount)	Total	Principal	Debt Issuance Costs	Premium (Discount)	Total
Term A Loan	$760.0	$(8.2)	$—	$751.8	$780.0	$(9.4)	$—	$770.6
Term B Loan	396.0	(3.6)	(0.9)	391.5	398.0	(3.9)	(0.9)	393.2
Revolving Credit Facility	80.0	(4.3)	—	75.7	100.0	(4.8)	—	95.2
Senior Notes, issued at par	390.0	—	11.8	401.8	390.0	—	12.5	402.5
Total long-term debt	1,626.0	(16.1)	10.9	1,620.8	1,668.0	(18.1)	11.6	1,661.5
Less: Current portion of long-term debt	44.0	(0.5)	—	43.5	44.0	(0.5)	—	43.5
Long-term debt, net of current portion	$1,582.0	$(15.6)	$10.9	$1,577.3	$1,624.0	$(17.6)	$11.6	$1,618.0

BLACK KNIGHT FINANCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Principal maturities as of June 30, 2016 for each of the next five years and thereafter are as follows (in millions):

2016 (remaining)	$22.0
2017	64.0
2018	84.0
2019	104.0
2020	584.0
Thereafter	768.0
Total	$1,626.0
Scheduled maturities noted above exclude the effect of the debt issuance costs of $16.1 million as well as $10.9 million net unamortized debt premium.
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
As of June 30, 2016, the Term A Loan and the Revolving Credit Facility bear interest at the Eurodollar rate plus a margin of 200 basis points, and the Term B Loan bears interest at the Eurodollar rate plus a margin of 300 basis points, subject to a Eurodollar rate floor of 75 basis points. As of June 30, 2016, we have $320.0 million capacity on the Revolving Credit Facility and pay an unused commitment fee of 30 basis points. During the six months ended June 30, 2016, Black Knight borrowed $55.0 million on our Revolving Credit Facility, all of which was related to the eLynx and Motivity acquisitions. See further discussion in Note 2 — Business Acquisitions. We made payments of $75.0 million on this facility during the six months ended June 30, 2016. As of June 30, 2016, the weighted average interest rates on the Term A Loan, Term B Loan and Revolving Credit Facility were 2.50%, 3.75% and 2.48%, respectively.
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
Fair Value of Long-Term Debt
The fair value of our Senior Notes as of June 30, 2016 was $408.5 million (104.75% of par value), based upon established market prices for the securities using level 2 inputs. The fair value of our Facilities approximates their carrying value at June 30, 2016. The fair value of our Facilities is based upon established market prices for the securities using level 2 inputs.

BLACK KNIGHT FINANCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Interest Rate Swaps
On January 20, 2016, we entered into two interest rate swap agreements to hedge forecasted monthly interest rate payments on $400.0 million of our floating rate debt ($200.0 million notional value each) (the "Swap Agreements"). Under the terms of the Swap Agreements, we receive payments based on the 1-month LIBOR rate (equal to 0.50% as of June 30, 2016) and pay a weighted average fixed rate of 1.01%. The effective term for the Swap Agreements is February 1, 2016 through January 31, 2019.
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
The estimated fair values of our Swap Agreements was as follows (in millions):

Balance Sheet Account	June 30, 2016	December 31, 2015
Other non-current liabilities	$3.4	$—
As of June 30, 2016, a cumulative loss of $1.6 million ($1.0 million net of tax) is reflected in Accumulated other comprehensive loss, and a cumulative loss of $1.8 million is reflected in Noncontrolling interests. Below is a summary of the effect of derivative instruments on amounts recognized in other comprehensive earnings ("OCE") on the accompanying Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited) for the three and six months ended June 30, 2016 (in millions):

	Three months ended June 30, 2016		Six months ended June 30, 2016
	Amount of (Loss) Gain Recognized in OCE	Amount of Loss Reclassified from Accumulated OCE into Net earnings	Amount of Loss Recognized in OCE	Amount of Loss Reclassified from Accumulated OCE into Net earnings
Swap agreements
Attributable to noncontrolling interests	$(2.3)	$0.5	$(2.3)	$0.5
Attributable to Black Knight Financial Services, Inc.	0.7	—	(1.3)	0.3
Total	$(1.6)	$0.5	$(3.6)	$0.8
Approximately $1.8 million ($1.5 million net of tax) of the balance in Accumulated other comprehensive loss and noncontrolling interests as of June 30, 2016 is expected to be reclassified into Interest expense over the next 12 months.
It is our policy to execute such instruments with credit-worthy banks and not to enter into derivative financial instruments for speculative purposes. As of June 30, 2016, we believe our interest rate swap counterparties will be able to fulfill their obligations under our agreements, and we believe we will have debt outstanding through the various expiration dates of the swaps such that the occurrence of future cash flow hedges remains probable.
(9)        Income Taxes
For the period prior to the IPO, substantially all of the income taxes of BKFS LLC were not reflected in the accompanying Condensed Consolidated Financial Statements (Unaudited) as the responsibility for payment of income taxes was borne by the members of BKFS LLC and not by us.

As of June 30, 2016 and December 31, 2015, we had no uncertain tax positions. We record interest and penalties related to income taxes, if any, as a component of Income tax expense. Our effective tax rate for the three months ended June 30, 2016 and June 30, 2015 was 16.8% and 3.7%, respectively, and 16.3% and 1.7% for the six months ended June 30, 2016 and June 30, 2015, respectively. These rates are lower than the typical federal and state statutory rate because of the effect of our noncontrolling interests.

BLACK KNIGHT FINANCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

(10)        Commitments and Contingencies
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
We review lawsuits and other legal and regulatory matters (collectively “legal proceedings”) on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings where it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts and which represents our best estimate has been recorded. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending cases is generally not yet determinable. The accrual for legal and regulatory matters, which includes expenses incurred through the balance sheet date, was $8.3 million and $8.0 million as of June 30, 2016 and December 31, 2015, respectively. While some of these matters could be material to our operating results or cash flows for any particular period if an unfavorable outcome results, at present we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition.
Litigation Matters
On December 16, 2013, LPS received notice that Merion Capital, L.P. and Merion Capital II, L.P. (together "Merion Capital") were asserting their appraisal right relative to their ownership of 5,682,276 shares of LPS stock (the “Appraisal Shares”) in connection with the acquisition of LPS by FNF on January 2, 2014. On February 6, 2014, Merion Capital filed an appraisal proceeding, captioned Merion Capital LP and Merion Capital II, LP v. Lender Processing Services, Inc., C.A. No. 9320-VCL, in the Delaware Court of Chancery seeking a judicial determination of the "fair" value of Merion Capital's 5,682,276 shares of LPS common stock under Delaware law, together with statutory interest. We filed an answer to this suit on March 3, 2014. Merion’s expert has opined that the consideration should have been $50.46 per share, which is approximately 36 percent higher than the final consideration of $37.14, and therefore, they are owed an additional $75.7 million plus statutory interest, which is approximately $11.7 million as of June 30, 2016. Black Knight’s position is that no additional consideration is owed. A bench trial was held in May 2016. Post-trial arguments will be held on September 21, 2016. We will continue to vigorously defend against the appraisal proceedings, and we do not believe the result will have a material adverse effect on our financial condition.
In 2008, our former subsidiary Market Intelligence, Inc. ("MI") received a demand letter from TCF National Bank (“TCF”) alleging certain evaluation products purchased by TCF from MI between mid-2002 and mid-2005 had improperly overestimated the values of the subject properties as collateral, resulting in losses to TCF when it foreclosed on those properties or otherwise charged off the relevant loans. MI rejected TCF’s demand. In September 2011, TCF filed suit in the U.S. District Court for the District of Minnesota, TCF National Bank v. Market Intelligence, Inc., Fidelity National Information Services, Inc., LSI Appraisal, LLC and Lender Processing Services, Inc., alleging various common law, contractual and statutory claims. The U.S. District Court dismissed several of TCF’s legal claims in July 2012. Pursuant to the U.S. District Court’s order on January 3, 2013, TCF was allowed to proceed with claims for fraudulent inducement, negligent appraisal, breach of contract, breach of the covenant of good faith, common law fraud and consumer fraud under a Minnesota statute. TCF’s amended complaint alleged damages of at least $3.3 million, but asserted that it would seek to recover additional damages as a result of loan charge-offs and foreclosures after September 2011. In mid-January 2014, TCF asserted that it had suffered additional losses of more than $15.0 million since September 2011, resulting in a new total damages claim of $18.5 million. In addition to compensatory damages, TCF also sought attorneys' fees, under certain claims, and costs. On October 14, 2014, the District Court entered a Memorandum Opinion and Order granting our Motion for Summary Judgment on all causes of action. On February 4, 2016, the Eighth Circuit Court of Appeals affirmed the District Court's judgment. The deadlines for Plaintiffs to petition for rehearing or to petition the US Supreme Court for a writ of certiorari have passed. The businesses associated with this case were contributed to ServiceLink in connection with the acquisition and internal reorganization (see Note 1 — Basis of Presentation). Although LPS was named in the case, any costs of litigation and any potential resulting liability would have been borne by the underlying businesses of ServiceLink. This matter is subject to a cross-indemnity agreement dated December 22, 2014 between BKFS LLC and ServiceLink (the "Cross-Indemnity Agreement") (see Indemnification Agreement below). This matter is now closed.
Regulatory Matters
Following a review by the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency and the Office of Thrift Supervision (collectively, the "banking agencies"), LPS

BLACK KNIGHT FINANCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

entered into a consent order (the "Order") dated April 13, 2011 with the banking agencies. The banking agencies' review of LPS' services included the services provided by its default operations to mortgage servicers regulated by the banking agencies, including document execution services, which were contributed to ServiceLink in connection with FNF's acquisition of LPS in January 2014. The Order does not make any findings of fact or conclusions of wrongdoing, nor did LPS admit any fault or liability. Under the Order, ServiceLink has adopted enhanced compliance, internal audit, risk management and board oversight plans with respect to those businesses. ServiceLink also agreed to engage an independent third party to conduct a risk assessment and review of its default management businesses and document execution services provided to servicers from January 1, 2008 through December 31, 2010, which has been on hold since June 2013.
To the extent such third party review, once completed, requires additional remediation of mortgage documents, ServiceLink has agreed to implement an appropriate plan to address the issues. The Order does not include any fine or other monetary penalty. The banking agencies notified ServiceLink in December 2015 that they wish to discuss terminating the Order through a possible agreed civil monetary penalty amount in lieu of requiring any additional document execution review by the independent third party. At this time, the parties have not agreed on a possible civil monetary penalty amount. The parties entered into a tolling agreement to allow the parties to engage in these discussions.
Although LPS is a party to the Order, the ongoing legal costs and any potential resulting penalty are expected to be borne by the underlying LPS default operations, which are now part of ServiceLink. This matter is subject to a Cross-Indemnity Agreement between BKFS LLC and ServiceLink (see Indemnification Agreement below).
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
(11)        Equity-Based Compensation
On February 3, 2016, we granted approximately 0.8 million restricted shares of our Class A common stock with a grant date fair value of $28.29 per share, which was based on the closing price of our common stock on the date of grant. The vesting for these shares is based on certain operating performance and service criteria. Of the 0.8 million restricted shares granted, 0.2 million restricted shares vest over a three-year period, and 0.6 million restricted shares vest over a four-year period.
Restricted stock transactions in 2016 are as follows (shares in millions):

	Shares	Weighted Averaged Grant Date Fair Value
Balance, December 31, 2015	3.9	*
Granted	0.8	$28.56
Vested	(1.5)	*
Balance, June 30, 2016	3.2	*
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

BLACK KNIGHT FINANCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Equity-based compensation expense was $3.4 million and $7.7 million for the three months ended June 30, 2016 and 2015, respectively, and $6.1 million and $9.5 million for the six months ended June 30, 2016 and 2015, respectively. These expenses are included in Operating expenses in the Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited). Equity-based compensation expense for the three and six months ended June 30, 2015 includes an acceleration charge of $6.2 million related to the accelerated vesting of 4.4 million restricted shares of Class A common stock in connection with the IPO.
Total unrecognized compensation cost was $32.2 million as of June 30, 2016 and is expected to be recognized over a weighted average period of approximately 2.9 years.
(12)    Segment Information
ASC Topic 280, Segment Reporting ("ASC 280") establishes standards for reporting information about segments and requires that a public business enterprise reports financial and descriptive information about its segments. Segments are components of an enterprise for which separate financial information is available and are evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. Black Knight’s president and chief executive officer is identified as the CODM as defined by ASC 280. To align with the internal management of our business operations based on service offerings, our business is organized into two segments:

•	Technology - offers software and hosting solutions that support loan servicing, loan origination and settlement services.

•
Data and Analytics - offers data and analytics solutions to the mortgage, real estate and capital markets industries. These solutions include property ownership data, lien data, servicing data, automated valuation models, collateral risk scores, prepayment and default models, lead generation and other data solutions.

Separate discrete financial information is available for these two segments and the operating results of each segment are regularly evaluated by the CODM in order to assess performance and allocate resources. We use EBITDA as the profitability measure for making decisions regarding ongoing operations. EBITDA is earnings before Interest expense, Income tax expense and the Depreciation and amortization of fixed and intangible assets. We do not allocate Interest expense, Other expense, net, Income tax expense and certain other items, such as purchase accounting adjustments and acquisition-related costs, to the segments, since these items are not considered in evaluating the segment’s overall operating performance.
Summarized financial information concerning our segments is shown in the tables below (in millions). Prior period results have been reclassified to conform to the current segment presentation. We have reclassified purchase accounting adjustments from the Technology and Data and Analytics segments to Corporate and Other to provide a better indication of ongoing segment performance.

	Three months ended June 30, 2016
	Technology	Data and Analytics	Corporate and Other		Total
Revenues	$213.2	$44.3	$(2.0)	(1)	$255.5
Expenses:
Operating expenses	90.3	37.5	16.6		144.4
Transition and integration costs	—	—	1.1		1.1
EBITDA	122.9	6.8	(19.7)		110.0
Depreciation and amortization	25.8	2.3	21.1	(2)	49.2
Operating income (loss)	97.1	4.5	(40.8)		60.8
Interest expense					(16.9)
Other expense, net					(4.0)
Earnings from continuing operations before income taxes					39.9
Income tax expense					6.7
Net earnings from continuing operations					$33.2
_______________________________________________________
(1) Revenues for Corporate and Other represent deferred revenue purchase accounting adjustments recorded in accordance with GAAP.
(2) Depreciation and amortization for Corporate and Other primarily represents net incremental depreciation and amortization adjustments associated with the application of purchase accounting recorded in accordance with GAAP.

BLACK KNIGHT FINANCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

	Three months ended June 30, 2015
	Technology	Data and Analytics	Corporate and Other		Total
Revenues	$191.0	$43.7	$(2.6)	(1)	$232.1
Expenses:
Operating expenses	85.6	37.3	17.4		140.3
Transition and integration costs	—	—	4.7		4.7
EBITDA	105.4	6.4	(24.7)		87.1
Depreciation and amortization	23.8	1.6	23.4	(2)	48.8
Operating income (loss)	81.6	4.8	(48.1)		38.3
Interest expense					(25.5)
Other expense, net					(4.6)
Earnings from continuing operations before income taxes					8.2
Income tax expense					0.3
Net earnings from continuing operations					$7.9
_______________________________________________________
(1) Revenues for Corporate and Other represent deferred revenue purchase accounting adjustments recorded in accordance with GAAP.
(2) Depreciation and amortization for Corporate and Other primarily represents net incremental depreciation and amortization adjustments associated with the application of purchase accounting recorded in accordance with GAAP.

	Six months ended June 30, 2016
	Technology	Data and Analytics	Corporate and Other		Total
Revenues	$415.6	$86.1	$(4.3)	(1)	$497.4
Expenses:
Operating expenses	177.3	72.5	31.4		281.2
Transition and integration costs	—	—	1.1		1.1
EBITDA	238.3	13.6	(36.8)		215.1
Depreciation and amortization	51.2	4.4	41.8	(2)	97.4
Operating income (loss)	187.1	9.2	(78.6)		117.7
Interest expense					(33.7)
Other expense, net					(4.8)
Earnings from continuing operations before income taxes					79.2
Income tax expense					12.9
Net earnings from continuing operations					$66.3

Balance sheet data:
Total assets	$3,240.8	$352.9	$110.1		$3,703.8
Goodwill	$2,108.8	$192.6	$—		$2,301.4
_______________________________________________________
(1) Revenues for Corporate and Other represent deferred revenue purchase accounting adjustments recorded in accordance with GAAP.
(2) Depreciation and amortization for Corporate and Other primarily represents net incremental depreciation and amortization adjustments associated with the application of purchase accounting recorded in accordance with GAAP.

BLACK KNIGHT FINANCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

	Six months ended June 30, 2015
	Technology	Data and Analytics	Corporate and Other		Total
Revenues	$375.7	$88.5	$(4.9)	(1)	$459.3
Expenses:
Operating expenses	169.9	74.3	29.3		273.5
Transition and integration costs	—	—	7.3		7.3
EBITDA	205.8	14.2	(41.5)		178.5
Depreciation and amortization	46.3	3.3	45.1	(2)	94.7
Operating income (loss)	159.5	10.9	(86.6)		83.8
Interest expense					(56.3)
Other expense, net					(4.6)
Earnings from continuing operations before income taxes					22.9
Income tax expense					0.4
Net earnings from continuing operations					$22.5

Balance sheet data:
Total assets	$3,163.6	$312.0	$167.5		$3,643.1
Goodwill	$2,050.7	$173.2	$—		$2,223.9
_______________________________________________________
(1) Revenues for Corporate and Other represent deferred revenue purchase accounting adjustments recorded in accordance with GAAP.
(2) Depreciation and amortization for Corporate and Other primarily represents net incremental depreciation and amortization adjustments associated with the application of purchase accounting recorded in accordance with GAAP.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including statements regarding expectations, hopes, intentions or strategies regarding the future. Forward-looking statements are based on Black Knight management's beliefs, as well as assumptions made by, and information currently available to, them. Because such statements are based on expectations as to future financial and operating results and are not statements of fact, actual results may differ materially from those projected. Black Knight Financial Services, Inc. ("Black Knight," "us," "we" or "our") undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. The risks and uncertainties that forward-looking statements are subject to include, but are not limited to: electronic security breaches against our information systems; our ability to maintain and grow our relationships with our customers; changes to the laws, rules and regulations that affect our and our customers' businesses; our ability to adapt our services to changes in technology or the marketplace; the effect of any potential defects, development delays, installation difficulties or system failures on our business and reputation; changes in general economic, business, regulatory and political conditions, particularly as they effect the mortgage industry; risks associated with the availability of data; the effects of our substantial leverage on our ability to make acquisitions and invest in our business; risks associated with our structure and status as a "controlled company"; our ability to successfully integrate strategic acquisitions; and other risks detailed in the "Statement Regarding Forward-Looking Information," "Risk Factors" and other sections of our Annual Report on Form 10-K for the year ended December 31, 2015 and other filings with the Securities and Exchange Commission ("SEC").
The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 26, 2016.
History
Black Knight is a holding company that conducts our business through our interest in Black Knight Financial Services, LLC ("BKFS LLC"). Through its subsidiaries, BKFS LLC is a leading provider of integrated technology, workflow automation and data and analytics to the mortgage and real estate industries. Our solutions facilitate and automate many of the mission-critical business processes across the entire mortgage loan life cycle, from origination until asset disposition. We believe we differentiate ourselves by the breadth and depth of our comprehensive, integrated solutions and the insight we provide to our clients.
We are a majority-owned subsidiary of Fidelity National Financial, Inc. ("FNF"). Our business generally represents a reorganization of the former Technology, Data and Analytics segment of Lender Processing Services, Inc. ("LPS"), a former provider of integrated technology, data and services to the mortgage lending industry in the United States that FNF acquired in January 2014. Our business also includes the businesses of Fidelity National Commerce Velocity, LLC and Property Insight, LLC, two companies that were contributed to us by FNF. ServiceLink Holdings, LLC, ("ServiceLink"), another majority-owned subsidiary of FNF, operates the Transaction Services businesses of the former LPS as well as FNF’s legacy ServiceLink businesses.
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
We believe our comprehensive end-to-end, integrated solutions differentiate us from other technology providers serving the mortgage industry and position us particularly well for evolving opportunities in this market. We have served the mortgage and real estate industries for over 50 years and utilize this experience to design and develop solutions that fit our clients’ ever-evolving needs. Our proprietary technology platforms and data and analytics capabilities reduce manual processes, improve compliance and quality, mitigate risk and deliver significant cost savings to our clients. Our scale allows us to continually and cost-effectively invest in our business in order to meet evolving industry requirements and maintain our position as an industry-standard platform for mortgage market participants. We had 32.4 million and 30.3 million active loans on our mortgage servicing platform on June 30,

2016 and 2015, respectively. Based on the total number of U.S. first lien mortgages outstanding on June 30, 2016, according to the Black Knight Mortgage Monitor Report, our proprietary technology platform is used to service approximately 62% of all U.S. first lien mortgages, reflecting our leadership in technology for the mortgage servicing market.
Our business is organized into two segments:
•Technology - offers software and hosting solutions that support loan servicing, loan origination and settlement services.

•
Data and Analytics - offers data and analytics solutions to the mortgage, real estate and capital markets industries. These solutions include property ownership data, lien data, servicing data, automated valuation models, collateral risk scores, prepayment and default models, lead generation and other data solutions.

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
Business Trends and Conditions
General
The U.S. mortgage market is large, and the loan life cycle is complex and consists of several stages. The mortgage loan life cycle includes origination, servicing and default. Mortgages are originated through home purchases or refinancing of existing mortgages. Once a mortgage is originated, it is serviced on a periodic basis by mortgage servicers, which may not be the lenders that originated the mortgage. Furthermore, if a mortgage experiences default, it triggers a set of multifaceted processes with an assortment of potential outcomes depending on a mix of variables.
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

Mortgage Originations
Our various businesses are affected differently by the level of mortgage originations, including refinancing transactions. Our mortgage servicing platform is less affected by varying levels of mortgage originations because it earns revenues based on the total number of mortgage loans it processes, which tend to stay more constant than the market for originations. Our origination technology and some of our data businesses are directly affected by the volume of real estate transactions and mortgage originations, but many of our client contracts for origination technology contain minimum charges.
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
Results of Operations
Key Performance Metrics
We believe our business' ability to generate recurring revenue and positive cash flow is the key indicator of the successful execution of our business strategy. We use Adjusted Revenues, Adjusted EBITDA and Adjusted EBITDA Margin for financial and operational decision making and as a means to evaluate period-to-period comparisons. Adjusted Revenues, Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP financial measures, which we believe are useful for investors in evaluating our overall financial performances. Black Knight believes these measures provide useful information about operating results, enhance the overall understanding of past financial performance and future prospects and allow for greater transparency with respect to key metrics used by management in its financial and operational decision making, including determining a portion of executive compensation.

•
Adjusted Revenues - We define Adjusted Revenues as Revenues adjusted to include the revenues that were not recorded by Black Knight during the periods presented due to the deferred revenue purchase accounting adjustment recorded in accordance with GAAP. These adjustments are reflected in Corporate and Other.

•
Adjusted EBITDA - We define Adjusted EBITDA as Net earnings from continuing operations, with adjustments to reflect the addition or elimination of certain income statement items including, but not limited to (i) depreciation and amortization; (ii) interest expense; (iii) income tax expense; (iv) the deferred revenue purchase accounting adjustment recorded in accordance with GAAP; (v) equity-based compensation; (vi) charges associated with significant legal and regulatory matters; (vii) member management fees paid to FNF and THL Managers, LLC; (viii) exit costs, impairments and other charges; (ix) one-time costs associated with the initial public offering; and (x) other expenses, net. These adjustments are reflected in Corporate and Other.

•	Adjusted EBITDA Margin - Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by Adjusted Revenues.

Consolidated Results of Operations
The following table presents certain financial data for the periods indicated (in millions):
	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenues	$255.5	$232.1	$497.4	$459.3
Expenses:
Operating expenses	144.4	140.3	281.2	273.5
Depreciation and amortization	49.2	48.8	97.4	94.7
Transition and integration costs	1.1	4.7	1.1	7.3
Total expenses	194.7	193.8	379.7	375.5
Operating income	60.8	38.3	117.7	83.8
Operating margin	23.8%	16.5%	23.7%	18.2%
Interest expense	(16.9)	(25.5)	(33.7)	(56.3)
Other expense, net	(4.0)	(4.6)	(4.8)	(4.6)
Earnings from continuing operations before income taxes	39.9	8.2	79.2	22.9
Income tax expense	6.7	0.3	12.9	0.4
Net earnings from continuing operations	33.2	7.9	66.3	22.5
Loss from discontinued operations, net of tax	—	(0.1)	—	(0.2)
Net earnings	$33.2	$7.8	$66.3	$22.3

Key Performance Metrics
Adjusted Revenues	$257.5	$234.7	$501.7	$464.3
Adjusted EBITDA	$116.5	$102.1	$226.6	$200.3
Adjusted EBITDA Margin	45.2%	43.5%	45.2%	43.1%
A reconciliation of the above non-GAAP financial measures to the most directly comparable GAAP financial measures is presented in the tables below (in millions):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenues	$255.5	$232.1	$497.4	$459.3
Deferred revenue adjustment	2.0	2.6	4.3	5.0
Adjusted Revenues	$257.5	$234.7	$501.7	$464.3

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net earnings from continuing operations	$33.2	$7.9	$66.3	$22.5
Depreciation and amortization	49.2	48.8	97.4	94.7
Interest expense	16.9	25.5	33.7	56.3
Income tax expense	6.7	0.3	12.9	0.4
Other expense, net	4.0	4.6	4.8	4.6
EBITDA	110.0	87.1	215.1	178.5
Equity-based compensation	3.4	7.7	6.1	9.5
Deferred revenue adjustment	2.0	2.6	4.3	5.0
Transition and integration costs	1.1	1.4	1.1	3.6
IPO costs	—	3.3	—	3.7
Adjusted EBITDA	$116.5	$102.1	$226.6	$200.3
Adjusted EBITDA Margin	45.2%	43.5%	45.2%	43.1%
Revenues
Consolidated revenues were $255.5 million and $232.1 million in the three months ended June 30, 2016 and 2015, respectively, and $497.4 million and $459.3 million in the six months ended June 30, 2016 and 2015, respectively. The change in revenues is discussed further at the segment level below.
The following table sets forth revenues by segment for the periods presented (in millions):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Technology	$213.2	$191.0	$415.6	$375.7
Data and Analytics	44.3	43.7	86.1	88.5
Corporate and Other (1)	(2.0)	(2.6)	(4.3)	(4.9)
Total	$255.5	$232.1	$497.4	$459.3
_______________________________________________________
(1) Revenues for Corporate and Other represent deferred revenue purchase accounting adjustments recorded in accordance with GAAP.
Technology
Revenues were $213.2 million in the three months ended June 30, 2016 as compared to $191.0 million in the 2015 period, an increase of $22.2 million, or 12%. Our servicing technology business contributed $11.6 million of this increase, primarily driven by higher average loan volumes, which increased 8% to 32.4 million average loans on our servicing platform, and price increases. Our origination technology business contributed $10.6 million of this increase, primarily driven by prior year client implementations, higher transaction volumes and $4.0 million attributable to eLynx. These increases were partially offset by prior year client termination related revenue of $2.3 million that did not recur in the current period.
Revenues were $415.6 million in the six months ended June 30, 2016 as compared to $375.7 million in the 2015 period, an increase of $39.9 million, or 11%. Our servicing technology business contributed $19.7 million of this increase, primarily driven by higher average loan volumes, which increased 6% to 31.7 million average loans on our servicing platform, and price increases. Our origination technology business contributed $20.2 million of this increase, primarily driven by prior year client implementations and higher transaction volumes.
Data and Analytics
Revenues were $44.3 million in the three months ended June 30, 2016 as compared to $43.7 million in the 2015 period, an increase of $0.6 million, or 1%.
Revenues were $86.1 million in the six months ended June 30, 2016 as compared to $88.5 million in the 2015 period, a decrease of $2.4 million, or 2.7%.

Operating Expenses
Consolidated operating expenses were $144.4 million and $140.3 million in the three months ended June 30, 2016 and 2015, respectively, and $281.2 million and $273.5 million in the six months ended June 30, 2016 and 2015, respectively. The changes in operating expenses are discussed further at the segment level below.
The following table sets forth operating expenses by segment for the periods presented (in millions):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Technology	$90.3	$85.6	$177.3	$169.9
Data and Analytics	37.5	37.3	72.5	74.3
Corporate and Other	16.6	17.4	31.4	29.3
Total	$144.4	$140.3	$281.2	$273.5
Technology
Operating expenses were $90.3 million in the three months ended June 30, 2016 as compared to $85.6 million in the 2015 period, representing an increase of $4.7 million, or 5%. In our origination technology business, the increase was primarily driven by expenses attributable to eLynx. Our servicing technology business experienced a decrease in operating expenses, primarily driven by lower personnel costs.
Operating expenses were $177.3 million in the six months ended June 30, 2016 as compared to $169.9 million in the 2015 period, representing an increase of $7.4 million, or 4%. In our origination technology business, the increase was primarily driven by lower capitalized software development and deferred implementation costs. Our servicing technology business experienced a decrease in operating expenses, primarily driven by lower personnel costs.
Data and Analytics
Operating expenses were $37.5 million in the three months ended June 30, 2016 as compared to $37.3 million in the 2015 period.
Operating expenses were $72.5 million in the six months ended June 30, 2016 as compared to $74.3 million in the 2015 period.
Corporate and Other
Operating expenses were $16.6 million in the three months ended June 30, 2016 as compared to $17.4 million in the 2015 period, a decrease of $0.8 million, or 5%.
Operating expenses were $31.4 million in the six months ended June 30, 2016 as compared to $29.3 million in the 2015 period, an increase of $2.1 million, or 7%. The increase was primarily driven by higher incentive bonus accruals and public company costs.
Depreciation and Amortization
Consolidated depreciation and amortization was $49.2 million and $48.8 million in the three months ended June 30, 2016 and 2015, respectively, and $97.4 million and $94.7 million in the six months ended June 30, 2016 and 2015, respectively. The changes in depreciation and amortization are discussed further at the segment level below.
The following table sets forth depreciation and amortization by segment for the periods presented (in millions):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Technology	$25.8	$23.8	$51.2	$46.3
Data and Analytics	2.3	1.6	4.4	3.3
Corporate and Other (1)	21.1	23.4	41.8	45.1
Total	$49.2	$48.8	$97.4	$94.7
_______________________________________________________
(1) Depreciation and amortization for Corporate and Other primarily represents net incremental depreciation and amortization adjustments associated with the application of purchase accounting recorded in accordance with GAAP.

Technology
Depreciation and amortization was $25.8 million in the three months ended June 30, 2016 compared to $23.8 million in the 2015 period, an increase of $2.0 million, or 8%.
Depreciation and amortization was $51.2 million in the six months ended June 30, 2016 as compared to $46.3 million in the 2015 period, an increase of $4.9 million, or 11%. The main driver of these increases is the amortization of deferred contract costs relating to client implementations. These costs are capitalized and then amortized over the life of the respective contracts.
Data and Analytics
Depreciation and amortization was $2.3 million in the three months ended June 30, 2016 as compared to $1.6 million in the 2015 period, representing an increase of $0.7 million.
Depreciation and amortization was $4.4 million in the six months ended June 30, 2016 as compared to $3.3 million in the 2015 period, representing an increase of $1.1 million.
Transition and Integration Costs
Transition and integration costs were $1.1 million in the three months ended June 30, 2016 compared to $4.7 million in the 2015 period and were $1.1 million in the six months ended June 30, 2016 as compared to $7.3 million in the 2015 period. Transition and integration costs for the 2016 period represent costs associated with the eLynx and Motivity acquisitions. Transition and integration costs for the 2015 period represent management fees paid to FNF and THL through May 25, 2015, prior to the IPO, and costs related to the IPO.
Operating Income (Loss)
Consolidated operating income was $60.8 million and $38.3 million in the three months ended June 30, 2016 and 2015, respectively, and $117.7 million and $83.8 million in the six months ended June 30, 2016 and 2015, respectively. The changes in operating income are discussed further at the segment level below.
The following table sets forth operating income (loss) by segment for the periods presented (in millions):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Technology	$97.1	$81.6	$187.1	$159.5
Data and Analytics	4.5	4.8	9.2	10.9
Corporate and Other	(40.8)	(48.1)	(78.6)	(86.6)
Total	$60.8	$38.3	$117.7	$83.8
Technology
Operating income was $97.1 million in the three months ended June 30, 2016 as compared to $81.6 million in the 2015 period, representing an increase of $15.5 million, or 19%. Operating margin was 45.5% in the three months ended June 30, 2016 as compared to 42.7% in 2015.
Operating income was $187.1 million in the six months ended June 30, 2016 as compared to $159.5 million in the 2015 period, representing an increase of $27.6 million, or 17%. Operating margin was 45.0% in the six months ended June 30, 2016 as compared to 42.5% in 2015.
The increases in Technology operating income and operating margin are due to strong incremental margins on the revenue growth and the benefit of disciplined cost management.
Data and Analytics
Operating income was $4.5 million in the three months ended June 30, 2016 as compared to $4.8 million in the 2015 period. Operating margin was 10.2% in the three months ended June 30, 2016 as compared to 11.0% in 2015.
Operating income was $9.2 million in the six months ended June 30, 2016 as compared to $10.9 million in the 2015 period. Operating margin was 10.7% in the six months ended June 30, 2016 as compared to 12.3% in 2015. The decrease is primarily due to the revenue decline partially offset by an increase in operational efficiencies.
Corporate and Other
Operating loss was $40.8 million in the three months ended June 30, 2016 as compared to $48.1 million in the 2015 period.

Operating loss was $78.6 million in the six months ended June 30, 2016 as compared to $86.6 million in the 2015 period. The decrease was primarily driven by prior year IPO costs and an acceleration charge for the vesting of certain restricted shares that did not recur in the current year. This decrease was partially offset by higher incentive bonus accruals and public company costs in the current year period.
Interest Expense
Consolidated Interest expense was $16.9 million in the three months ended June 30, 2016 compared to $25.5 million in the 2015 period, a decrease of $8.6 million, or 33.7%.
Consolidated Interest expense was $33.7 million in the six months ended June 30, 2016 compared to $56.3 million in the 2015 period, a decrease of $22.6 million, or 40.1%. The decrease is attributable to lower interest payments as a result of our new credit facilities entered into during the three months ended June 30, 2015, as well as lower debt outstanding following the IPO.
Other Expense, Net
Other expense, net was $4.0 million in the three months ended June 30, 2016 compared to $4.6 million in the 2015 period.
Other expense, net was $4.8 million in the six months ended June 30, 2016 compared to $4.6 million in the 2015 period.
Income Tax Expense
Consolidated Income tax expense was $6.7 million and $0.3 million for the three months ended June 30, 2016 and 2015, respectively, and $12.9 million and $0.4 million in the six months ended June 30, 2016 and 2015, respectively. Our effective tax rate for the three months ended June 30, 2016 and June 30, 2015 was 16.8% and 3.7%, respectively, and 16.3% and 1.7% for the six months ended June 30, 2016 and June 30, 2015, respectively. These rates are lower than the typical federal and state statutory rate because of the effect of our noncontrolling interests.
Adjusted EBITDA and Adjusted EBITDA Margin
Consolidated Adjusted EBITDA was $116.5 million in the three months ended June 30, 2016 compared to $102.1 million in the 2015 period. Consolidated Adjusted EBITDA was $226.6 million in the six months ended June 30, 2016 compared to $200.3 million in the 2015 period. The changes in Adjusted EBITDA are discussed further at the segment level below.
Consolidated Adjusted EBITDA Margin was 45.2% in the three months ended June 30, 2016 compared to 43.5% in the 2015 period. Consolidated Adjusted EBITDA Margin was 45.2% in the six months ended June 30, 2016 compared to 43.1% in the 2015 period. The changes in Adjusted EBITDA Margin are discussed further at the segment level below.
The following tables sets forth Adjusted EBITDA (in millions) and Adjusted EBITDA Margin by segment for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Technology	$122.9	$105.4	$238.3	$205.8
Data and Analytics	6.8	6.4	13.6	14.2
Corporate and Other	(13.2)	(9.7)	(25.3)	(19.7)
Total	$116.5	$102.1	$226.6	$200.3

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Technology	57.6%	55.2%	57.3%	54.8%
Data and Analytics	15.3%	14.6%	15.8%	16.0%
Corporate and Other	N/A	N/A	N/A	N/A
Total	45.2%	43.5%	45.2%	43.1%
Technology
Adjusted EBITDA was $122.9 million in the three months ended June 30, 2016 as compared to $105.4 million in the 2015 period, an increase of $17.5 million, or 17%, with an Adjusted EBITDA Margin of 57.6%, an increase of 240 basis points from the prior year quarter. The increase was primarily driven by incremental margins on revenue growth and disciplined cost management.

Adjusted EBITDA was $238.3 million in the six months ended June 30, 2016 as compared to $205.8 million in the 2015 period, an increase of $32.5 million, or 16%, with an Adjusted EBITDA Margin of 57.3%, an increase of 250 basis points from the prior year period.
Data and Analytics
Adjusted EBITDA was $6.8 million in the three months ended June 30, 2016 as compared to $6.4 million in the 2015 period, an increase of $0.4 million, or 6%, with an Adjusted EBITDA Margin of 15.3%, an increase of 70 basis points from the prior year quarter.
Adjusted EBITDA was $13.6 million in the six months ended June 30, 2016 as compared to $14.2 million in the 2015 period, a decrease of $0.6 million, or 4%, with an Adjusted EBITDA Margin of 15.8%, a decrease of 20 basis points from the prior year period.
Liquidity and Capital Resources
Cash Requirements
Our primary sources of liquidity are our existing cash balances, cash flows from operations and borrowings on our revolving credit facility.
Our primary cash requirements include operating expenses, debt service payments (principal and interest), capital expenditures (including property, equipment and computer software expenditures) and income tax payments and may include business acquisitions, dividends and/or share repurchases. Our cash requirements may also include tax distributions to holders of membership units of BKFS LLC units, the timing and amount of which will be dependent upon the taxable income allocable to such holders. We made tax distributions of $48.5 million during the six months ended June 30, 2016. We do not anticipate any significant tax distributions for the remainder of 2016. In addition, we would need cash to purchase shares of Class B common stock that are converted into shares of Class A common stock pursuant to the Second Amended and Restated Limited Liability Company Agreement if we choose to pay cash for such shares.
As of June 30, 2016, we had cash and cash equivalents of $28.2 million and debt of $1,620.8 million, excluding the debt issuance costs and the unamortized premium associated with our 5.75% Senior Notes maturing on April 15, 2023 ("Senior Notes"). We believe our cash flow from operations and available cash and cash equivalents are sufficient to meet our liquidity needs, including the repayment of our outstanding debt, for at least the next 12 months. We anticipate that to the extent that we require additional liquidity, it will be funded through borrowings on our revolving credit facility, the incurrence of other indebtedness, equity issuance or a combination thereof. We cannot be assured that we will be able to obtain this additional liquidity on reasonable terms, or at all. The loss of the largest lender on our revolving credit facility would reduce our borrowing capacity by $36.7 million. Additionally, our liquidity and our ability to meet our obligations and fund our capital requirements are also dependent on our future financial performance, which is subject to general economic, financial and other factors that are beyond our control. Accordingly, we cannot be assured that our business will generate sufficient cash flow from operations or that future borrowings will be available from additional indebtedness or otherwise to meet our liquidity needs. Although we have no specific current plans to do so, if we decide to pursue one or more significant acquisitions, we may incur additional debt or sell additional equity to finance such acquisitions.
Cash Flows
The following table provides a summary of cash flows from operating, investing and financing activities for the periods presented (in millions):

	Six months ended June 30,
	2016	2015
Cash flows from operating activities	$122.4	$65.6
Cash flows from investing activities	(189.7)	(60.7)
Cash flows from financing activities	(90.5)	2.8
Net (decrease) increase in cash and cash equivalents	$(157.8)	$7.7
Operating Activities
Cash provided by operating activities was $122.4 million and $65.6 million for the six months ended June 30, 2016 and 2015, respectively. The increase in cash provided by operating activities in the six months ended June 30, 2016 as compared to the 2015 period is primarily related to increased earnings in the 2016 period as well as an improvement in working capital.

Investing Activities
Cash used in investing activities was $189.7 million and $60.7 million for the six months ended June 30, 2016 and 2015, respectively. The increase in cash used in investing activities in the six months ended June 30, 2016 as compared to the 2015 period is primarily related to the eLynx and Motivity acquisitions, decreased capital expenditures in the 2016 period due to the timing of our capital projects and a one-time investment in our property records database from the buyout of a strategic data partner in the 2015 period.
Financing Activities
Cash (used in) provided by financing activities was $(90.5) million and $2.8 million for the six months ended June 30, 2016 and 2015, respectively. The 2016 period includes debt service payments of $97.0 million and tax distributions to BKFS LLC members of $48.5 million, partially offset by cash inflows of $55.0 million in borrowings. In the 2015 period, we had cash inflows of $1,299.0 million in borrowings, net of original discount, and $479.3 million in gross proceeds from the IPO. These inflows were offset primarily by $1,723.9 million in debt service payments, as well as debt issuance costs and other costs attributable to the IPO.
Financing
For a description of our financing arrangements, see Note 8 — Long-Term Debt in the Notes to Condensed Consolidated Financial Statements (Unaudited) included in Item 1 of Part 1 of this Report, which is incorporated by reference into this Part I Item 2.
Contractual Obligations
Our long-term contractual obligations generally include our debt and related interest payments, data processing and maintenance commitments and operating and capital lease payments on certain of our property and equipment. In June 2016, we entered into a one-year capital lease agreement with a bargain purchase option for certain computer equipment.
Total minimum lease payments as of June 30, 2016 for the capital lease agreement for the remainder of 2016 and 2017 are as follows (in millions):

2016 (remaining)	$5.1
2017	5.0
Total	$10.1
There were no other significant changes to contractual obligations from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2015.
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
Interest Rate Risk
In addition to existing cash balances and cash provided by operating activities, we use fixed rate and variable rate debt to finance our operations. We are exposed to interest rate risk on these debt obligations and related interest rate swaps. We had $1.6 billion in long-term debt outstanding as of June 30, 2016. The Senior Notes represent all of our fixed-rate long-term debt obligations as of June 30, 2016. The carrying value of the Senior Notes was $401.8 million as of June 30, 2016. The fair value of the Senior Notes was $408.5 million as of June 30, 2016.
The credit facilities as described in Note 8 to the Condensed Consolidated Financial Statements (Unaudited) represent our variable rate long-term debt obligations as of June 30, 2016. The carrying value of these facilities was $1,219.0 million as of June 30, 2016. We performed a sensitivity analysis on the principal amount of our long-term debt subject to variable interest rates as of June 30, 2016. This sensitivity analysis is based solely on the principal amount of such debt as of June 30, 2016, and does not take into account any changes that occurred in the prior 12 months or that may take place in the next 12 months in the amount of our outstanding debt or in the notional amount of outstanding interest rate swaps. Further, in this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. An increase of 100 basis points in the applicable interest rate would cause an increase in interest expense of $11.4 million on an annual basis ($7.4 million including the effect of our current interest rate swaps). A decrease of 100 basis points in the applicable rate would cause a decrease in interest expense of $4.2 million on an annual basis ($2.2 million including the effect of our current interest rate swaps) as the current LIBOR rate is less than 1%.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2016, under the supervision and with the participation of our President and Chief Executive Officer ("CEO") and Executive Vice President and Chief Financial Officer ("CFO"), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q.
There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.
Based on that evaluation, our CEO and CFO concluded that as of June 30, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit with the SEC are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Part II: OTHER INFORMATION
Item 1. Legal Proceedings
See discussion of legal proceedings in Note 10 — Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements (Unaudited) included in Item 1of Part I of this Quarterly Report on Form 10-Q, which is incorporated by reference into this Item 1 of Part II.
Item 1A. Risk Factors
There have been no material changes in our risk factors since the filing of our Annual Report on Form 10-K for the year ended December 31, 2015.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits
     (a) Exhibits

4.1
Fourth Supplemental Indenture, dated as of June 6, 2016, by and among Black Knight InfoServ, LLC (f/k/a Lender Processing Services, Inc.), Black Knight Lending Solutions, Inc., the guarantor party thereto and U.S. Bank National Association, as Trustee, relating to the 5.75% Senior Notes due 2023

4.2
Fifth Supplemental Indenture, dated as of July 12, 2016, by and among Black Knight InfoServ, LLC (f/k/a Lender Processing Services, Inc.), Black Knight Lending Solutions, Inc., the guarantor party thereto and U.S. Bank National Association, as Trustee, relating to the 5.75% Senior Notes due 2023

4.3
Sixth Supplemental Indenture, dated as of August 4, 2016 by and among Black Knight InfoServ, LLC (f/k/a Lender Processing Services, Inc.), Black Knight Lending Solutions, Inc., the guarantor party thereto and U.S. Bank National Association, as Trustee, relating to the 5.75% Senior Notes due 2023

10.1	Second Amendment to Employment Agreement by and between BKFS I Management, Inc. and Kirk Larsen effective April 30, 2016

10.2	Amendment No. 3 to Employment Agreement by and between BKFS I Management, Inc. and Tony Orefice effective April 30, 2016

10.3	First Amendment to Amended and Restated Employment Agreement by and between BKFS I Management, Inc. and Tom Sanzone effective April 30, 2016

10.4	First Amendment to Employment Agreement by and between BKFS I Management, Inc. and Michael L. Gravelle effective April 30, 2016

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101	Interactive data files.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 9, 2016	BLACK KNIGHT FINANCIAL SERVICES, INC. (registrant)
		By:	/s/ Kirk T. Larsen
Kirk T. Larsen
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description
4.1
Fourth Supplemental Indenture, dated as of June 6, 2016, by and among Black Knight InfoServ, LLC (f/k/a Lender Processing Services, Inc.), Black Knight Lending Solutions, Inc., the guarantor party thereto and U.S. Bank National Association, as Trustee, relating to the 5.75% Senior Notes due 2023

4.2
Fifth Supplemental Indenture, dated as of July 12, 2016, by and among Black Knight InfoServ, LLC (f/k/a Lender Processing Services, Inc.), Black Knight Lending Solutions, Inc., the guarantor party thereto and U.S. Bank National Association, as Trustee, relating to the 5.75% Senior Notes due 2023

4.3
Sixth Supplemental Indenture, dated as of August 4, 2016 by and among Black Knight InfoServ, LLC (f/k/a Lender Processing Services, Inc.), Black Knight Lending Solutions, Inc., the guarantor party thereto and U.S. Bank National Association, as Trustee, relating to the 5.75% Senior Notes due 2023

10.1	Second Amendment to Employment Agreement by and between BKFS I Management, Inc. and Kirk Larsen effective April 30, 2016

10.2	Amendment No. 3 to Employment Agreement by and between BKFS I Management, Inc. and Tony Orefice effective April 30, 2016

10.3	First Amendment to Amended and Restated Employment Agreement by and between BKFS I Management, Inc. and Tom Sanzone effective April 30, 2016

10.4	First Amendment to Employment Agreement by and between BKFS I Management, Inc. and Michael L. Gravelle effective April 30, 2016

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101	Interactive data files.