Form 10-Q
period 2016-09-30
Black Knight Financial Services, Inc.
filed 2016-11-03
CIK 1627014

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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
YES ☐ NO ☑
The number of shares outstanding of the Registrant's common stock as of November 2, 2016 were:
Class A common stock    69,090,980 shares
Class B common stock    84,826,282 shares

FORM 10-Q
QUARTERLY REPORT
Quarter Ended September 30, 2016

Page
Part I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
A. Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2016 and December 31, 2015	1
B. Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited) for the three and nine months ended September 30, 2016 and 2015	2
C. Condensed Consolidated Statement of Equity (Unaudited) for the nine months ended September 30, 2016	3
D. Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2016 and 2015	4
E. Notes to Condensed Consolidated Financial Statements (Unaudited)	5
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosure About Market Risk	31
Item 4. Controls and Procedures	32
Part II: OTHER INFORMATION	32
Item 1. Legal Proceedings	32
Item 1A. Risk Factors	32
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3. Defaults Upon Senior Securities	32
Item 4. Mine Safety Disclosures	32
Item 5. Other Information	32
Item 6. Exhibits	33

i

Part I: FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
BLACK KNIGHT FINANCIAL SERVICES, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In millions, except share data)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$58.9	$186.0
Trade receivables, net	163.1	134.9
Prepaid expenses and other current assets	36.7	28.2
Receivables from related parties	9.8	7.6
Total current assets	268.5	356.7
Property and equipment, net	164.2	152.0
Computer software, net	460.4	466.5
Other intangible assets, net	323.0	330.2
Goodwill	2,304.3	2,223.9
Other non-current assets	193.1	174.4
Total assets	$3,713.5	$3,703.7
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable and other accrued liabilities	$55.9	$42.1
Accrued compensation and benefits	48.2	52.2
Current portion of long-term debt	53.4	43.5
Deferred revenues	46.5	40.4
Total current liabilities	204.0	178.2
Deferred revenues	67.8	56.2
Deferred income taxes	8.4	4.7
Long-term debt, net of current portion	1,527.1	1,618.0
Other non-current liabilities	3.6	1.6
Total liabilities	1,810.9	1,858.7
Commitments and contingencies (Note 10)
Equity:
Class A common stock; $0.0001 par value; 350,000,000 shares authorized, 69,090,967 and 68,303,680 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	—	—
Class B common stock; $0.0001 par value; 200,000,000 shares authorized, 84,826,282 shares issued and outstanding as of September 30, 2016 and December 31, 2015	—	—
Preferred stock; $0.0001 par value; 25,000,000 shares authorized; issued and outstanding, none	—	—
Additional paid-in capital	807.7	798.9
Retained earnings	54.0	19.9
Accumulated other comprehensive loss	(0.7)	(0.1)
Total shareholders' equity	861.0	818.7
Noncontrolling interests	1,041.6	1,026.3
Total equity	1,902.6	1,845.0
Total liabilities and equity	$3,713.5	$3,703.7
See Notes to Condensed Consolidated Financial Statements (Unaudited).

BLACK KNIGHT FINANCIAL SERVICES, INC.
Condensed Consolidated Statements of Earnings and Comprehensive Earnings
(Unaudited)
(In millions, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenues	$267.1	$233.6	$764.5	$692.9
Expenses:
Operating expenses	152.2	131.4	433.4	404.9
Depreciation and amortization	56.8	48.7	154.2	143.4
Transition and integration costs	1.1	0.1	2.2	7.4
Total expenses	210.1	180.2	589.8	555.7
Operating income	57.0	53.4	174.7	137.2
Other income and expense:
Interest expense	(16.9)	(17.0)	(50.6)	(73.3)
Other expense, net	(1.4)	—	(6.2)	(4.6)
Total other expense, net	(18.3)	(17.0)	(56.8)	(77.9)
Earnings from continuing operations before income taxes	38.7	36.4	117.9	59.3
Income tax expense	6.3	6.6	19.2	7.0
Net earnings from continuing operations	32.4	29.8	98.7	52.3
Earnings from discontinued operations, net of tax	—	0.2	—	—
Net earnings	32.4	30.0	98.7	52.3
Less: Net earnings attributable to noncontrolling interests	21.2	20.1	64.7	42.1
Net earnings attributable to Black Knight Financial Services, Inc.	$11.2	$9.9	$34.0	$10.2
Other comprehensive earnings (loss):
Unrealized holding gains (losses), net of tax	0.4	—	(0.9)	—
Reclassification adjustments for losses included in net earnings, net of tax (1)	0.1	—	0.4	—
Total unrealized gains (losses) on interest rate swaps, net of tax (2)	0.5	—	(0.5)	—
Foreign currency translation adjustment	0.1	—	(0.1)	(0.1)
Other comprehensive earnings (loss)	0.6	—	(0.6)	(0.1)
Comprehensive earnings attributable to noncontrolling interests	22.2	20.1	63.9	42.1
Comprehensive earnings	$34.0	$30.0	$97.3	$52.2

	Three months ended September 30,		Nine months ended September 30, 2016	May 26, 2015 through September 30, 2015
	2016	2015
Earnings per share:
Net earnings per share attributable to Black Knight Financial Services, Inc., Class A common shareholders:
Basic	$0.17	$0.15	$0.52	$0.16
Diluted	$0.16	$0.15	$0.50	$0.15
Weighted average shares of Class A common stock outstanding (Note 3):
Basic	65.9	64.4	65.9	64.4
Diluted	67.9	67.7	67.8	67.7
______________________________

(1)
Amounts reclassified to net earnings relate to losses on interest rate swaps and are included in Interest expense on the Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited). Amount is net of income tax expense of $0.1 million and $0.3 million for the three and nine months ended September 30, 2016, respectively.

(2)	Net of income tax expense of $0.3 million for the three months ended September 30, 2016 and an income tax benefit of $0.3 million for the three nine months ended September 30, 2016.
See Notes to Condensed Consolidated Financial Statements (Unaudited).

BLACK KNIGHT FINANCIAL SERVICES, INC.
Condensed Consolidated Statement of Equity
(Unaudited)
(In millions)

	Class A common stock		Class B common stock
	Shares	$	Shares	$	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Noncontrolling interests	Total equity
Balance, December 31, 2015	68.3	$—	84.8	$—	$798.9	$19.9	$(0.1)	$1,026.3	$1,845.0
Issuance of restricted shares of Class A common stock	0.8	—	—	—	—	—	—	—	—
Equity-based compensation expense	—	—	—	—	8.8	—	—	—	8.8
Net earnings	—	—	—	—	—	34.0	—	64.7	98.7
Foreign currency translation adjustment	—	—	—	—	—	—	(0.1)	—	(0.1)
Unrealized loss on interest rate swaps	—	—	—	—	—	—	(0.5)	(0.8)	(1.3)
Tax distributions to members	—	—	—	—	—	0.1	—	(48.6)	(48.5)
Balance, September 30, 2016	69.1	$—	84.8	$—	$807.7	$54.0	$(0.7)	$1,041.6	$1,902.6

See Notes to Condensed Consolidated Financial Statements (Unaudited).

BLACK KNIGHT FINANCIAL SERVICES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In millions)

	Nine months ended September 30,
	2016	2015
Cash flows from operating activities:
Net earnings	$98.7	$52.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	154.2	143.4
Amortization of debt issuance costs, bond premium and original issue discount	2.0	0.1
Loss on extinguishment of debt, net	—	4.8
Deferred income taxes, net	3.7	5.7
Equity-based compensation	9.5	10.4
Changes in assets and liabilities, net of acquired assets and liabilities:
Trade and other receivables, including receivables from related parties	(23.1)	(33.2)
Prepaid expenses and other assets	(7.0)	(10.3)
Deferred contract costs	(41.1)	(43.8)
Deferred revenues	15.8	30.5
Trade accounts payable and other accrued liabilities, including accrued compensation and benefits	(2.2)	(1.0)
Net cash provided by operating activities	210.5	158.9
Cash flows from investing activities:
Additions to property and equipment	(24.0)	(35.3)
Additions to computer software	(31.9)	(39.2)
Business acquisitions, net of cash acquired	(150.2)	—
Investment in property records database	—	(6.8)
Net cash used in investing activities	(206.1)	(81.3)
Cash flows from financing activities:
Borrowings, net of original issue discount	55.0	1,299.0
Debt service payments	(138.0)	(1,734.9)
Distributions to members	(48.5)	(17.3)
Proceeds from issuance of Class A common stock, before offering expenses	—	479.3
Costs directly associated with issuance of Class A common stock	—	(4.2)
Debt issuance costs	—	(20.6)
Senior notes call premium	—	(11.8)
Net cash used in financing activities	(131.5)	(10.5)
Net (decrease) increase in cash and cash equivalents	(127.1)	67.1
Cash and cash equivalents, beginning of period	186.0	61.9
Cash and cash equivalents, end of period	$58.9	$129.0

Supplemental cash flow information:
Interest paid	$(39.6)	$(68.9)
Income taxes paid, net	$(16.0)	$(0.1)

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
We account for noncontrolling interests in accordance with ASC 810. Our Class A shareholders indirectly control BKFS LLC through our managing member interest. Our Class B shareholders have a noncontrolling interest in BKFS LLC. Their share of equity in BKFS LLC is reflected in Noncontrolling interests in our Condensed Consolidated Balance Sheets (Unaudited), and their share of net earnings or loss in BKFS LLC is reported in Net earnings attributable to noncontrolling interests in our Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited). Net earnings attributable to noncontrolling interests do not include expenses incurred directly by Black Knight, including income tax expense attributable to Black Knight.

BLACK KNIGHT FINANCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

All earnings prior to the closing of our initial public offering ("IPO") on May 26, 2015 have been disclosed as Net earnings attributable to noncontrolling interests.
Cash and Cash Equivalents
Cash and cash equivalents include the following (in millions):

	September 30, 2016	December 31, 2015
Unrestricted:
Cash	$56.6	$52.3
Cash equivalents	—	130.1
Total unrestricted cash and cash equivalents	56.6	182.4

Restricted cash equivalents (1)	2.3	3.6

Total cash and cash equivalents	$58.9	$186.0
_______________
(1) Restricted cash equivalents relate to our subsidiary, I-Net Reinsurance Limited, and are held in trust until the final reinsurance policy is canceled.
Allowance for Doubtful Accounts
Trade receivables, net includes an allowance for doubtful accounts of $2.5 million as of September 30, 2016 and December 31, 2015.
Capital Lease
On June 29, 2016, Black Knight entered into a one-year capital lease agreement with a bargain purchase option for certain computer equipment. The leased equipment has a useful life of five years and will be depreciated on a straight-line basis over this period. The leased equipment was valued based on the net present value of the minimum lease payments, which was $10.0 million (net of imputed interest of $0.1 million) and is included in Property and equipment, net on the Condensed Consolidated Balance Sheets (Unaudited). The remaining capital lease obligation of $8.4 million is included in Trade accounts payable and other accrued liabilities on the Condensed Consolidated Balance Sheets (Unaudited). This transaction is a non-cash investing and financing activity.
Total minimum lease payments as of September 30, 2016 for the remainder of 2016 and 2017 are as follows (in millions):

2016 (remaining)	$3.4
2017	5.0
Total	$8.4
Depreciation and Amortization
Depreciation and amortization on the Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited) include the following (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Property and equipment	$7.2	$7.0	$21.4	$21.5
Computer software	20.6	17.7	57.5	52.1
Other intangible assets	20.5	21.9	56.2	64.6
Deferred contract costs	8.5	2.1	19.1	5.2
Total	$56.8	$48.7	$154.2	$143.4

BLACK KNIGHT FINANCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Deferred contract costs amortization for the three and nine months ended September 30, 2016 includes accelerated amortization of $2.9 million related to certain deferred implementation costs.
Transition and Integration Costs
Transition and integration costs during the three and nine months ended September 30, 2016 primarily represent costs related to business acquisitions. See further discussion in Note 2 — Business Acquisitions. Transition and integration costs during the three and nine months ended September 30, 2015 primarily represent management fees paid to FNF and Thomas H. Lee Partners, L.P. ("THL"), and costs related to the IPO.
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
Other Accounting Pronouncements
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments in this ASU introduce clarifications to the presentation of certain cash receipts and cash payments in the statement of cash flows. The primary updates include additions and clarifications of the classification of cash flows related to certain debt repayment activities, contingent consideration payments related to business combinations, proceeds from insurance policies, distributions from equity method investees and cash flows related to securitized receivables. This update is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including in interim periods. This ASU requires retrospective application to all prior periods presented upon adoption. We do not expect this update to have a material effect on our statement of cash flows.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses. This guidance significantly changes how companies measure and recognize credit impairment for many financial assets. The new Current Expected Credit Loss Model will require companies to immediately recognize an estimate of credit losses expected to occur over the remaining life of the financial assets included in the scope of this standard, which include trade receivables. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for annual and

BLACK KNIGHT FINANCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

interim periods in fiscal years beginning after December 15, 2018. We do not expect this update to have a material effect on our results of operations or our financial position.
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
During the nine months ended September 30, 2016, Black Knight completed the acquisitions of eLynx Holdings, Inc. ("eLynx") and Motivity Solutions, Inc. ("Motivity"). Neither acquisition meets the definition of "significant" pursuant to Article 3 of Regulation S-X (§210.3-05) either individually or in the aggregate. Further, the individual and aggregate results of operations are not material to Black Knight's financial statements. Further details on each acquisition are discussed below.
Allocation of Purchase Price
The fair value of the acquired Computer software and Other intangible assets for both transactions was determined using a preliminary third-party valuation based on significant estimates and assumptions, including Level 3 inputs, which are judgmental in nature. These estimates and assumptions include the projected timing and amount of future cash flows, discount rates reflecting the risk inherent in the future cash flows and future market prices. These estimates are preliminary and subject to adjustments as we complete our valuation process with respect to capitalized software, other intangible assets and goodwill. The fair value of the remaining assets acquired and liabilities assumed approximate their carrying values, and therefore, no fair value adjustments are reflected in these amounts.
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
Total consideration paid, net of cash received, was $115.0 million for 100% of the equity interests of eLynx. Additionally, Black Knight incurred direct transaction costs of $0.4 million and $1.2 million for the three months ended September 30, 2016 and the nine months ended September 30, 2016, respectively, that are included in Transition and integration costs on the Condensed Consolidated Statement of Earnings and Comprehensive Earnings (Unaudited). The total consideration paid was as follows (in millions):

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

BLACK KNIGHT FINANCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

The following table summarizes the total purchase price consideration and the preliminary fair value amounts recognized for the assets acquired and liabilities assumed as of the acquisition date (in millions):

Total purchase price consideration	$115.0

Accounts receivable	$3.8
Prepaid expenses and other current assets	0.5
Property and equipment	1.1
Computer software	14.0
Other intangible assets (Note 6)	38.5
Goodwill (Note 7)	60.7
Total assets acquired	118.6
Trade accounts payable and other accrued liabilities	(0.9)
Accrued salaries and benefits	(1.3)
Deferred revenues	(1.4)
Total liabilities assumed	(3.6)
Net assets acquired	$115.0
Motivity
On June 22, 2016, Black Knight completed its acquisition of Motivity, which provides customized mortgage business intelligence software solutions. Motivity will be integrated with Black Knight's LoanSphere product suite, including the LoanSphere Data Hub, to provide clients with deeper insights into their origination and servicing operations and portfolios.
Total consideration paid, net of cash received, was $35.2 million for 100% of the equity interests of Motivity. Additionally, Black Knight incurred direct transaction costs of $0.1 million and $0.4 million for the three months ended September 30, 2016 and the nine months ended September 30, 2016, respectively, that are included in Transition and integration costs on the Condensed Consolidated Statement of Earnings and Comprehensive Earnings (Unaudited). The total consideration paid was as follows (in millions):

Cash paid from Revolver borrowing (Note 8)	$30.0
Cash paid from cash on hand	6.0
Less: cash acquired	(0.8)
Total consideration paid, net	$35.2
The following table summarizes the total purchase price consideration and the preliminary fair value amounts recognized for the assets acquired and liabilities assumed as of the acquisition date (in millions):

Total purchase price consideration	$35.2

Accounts receivable	$0.4
Prepaid expenses and other current assets	0.7
Property and equipment	0.1
Computer software	5.7
Other intangible assets (Note 6)	10.5
Goodwill (Note 7)	19.7
Total assets acquired	37.1
Trade accounts payable and other accrued liabilities	(1.4)
Deferred revenues	(0.5)
Total liabilities assumed	(1.9)
Net assets acquired	$35.2

BLACK KNIGHT FINANCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Estimated Useful Lives of Property and Equipment, Computer Software and Other Intangible Assets Acquired
As of the respective acquisition dates, the gross carrying value and weighted average estimated useful lives of Property and equipment, Computer software and Other intangible assets acquired in the above acquisitions consisted of the following (dollars in millions):

	Gross Carrying Value			Weighted Average Estimated Life (in Years)
	eLynx	Motivity	Total
Computer software	$14.0	$5.7	$19.7	5
Property and equipment	1.1	0.1	1.2	3
Other intangible assets:
Customer relationships	34.6	8.4	43.0	10
Trade name	3.7	1.7	5.4	10
Non-compete agreements	0.2	0.4	0.6	5
Total Other intangible assets (Note 6)	38.5	10.5	49.0
Total gross carrying value	$53.6	$16.3	$69.9
(3)    Earnings Per Share
Basic earnings per share is computed by dividing Net earnings attributable to Black Knight by the weighted-average number of shares of Class A common stock outstanding during the period.
For the periods presented, potentially dilutive securities include unvested restricted stock awards and the shares of Class B common stock that are convertible on a one-for-one basis into shares of our Class A common stock. However, the 84.8 million shares of Class B common shares have been excluded in computing diluted net earnings per share because including them on an "if-converted" basis would have an anti-dilutive effect. Diluted net earnings per share is calculated by dividing Net earnings attributable to Black Knight by the weighted-average diluted number of shares of Class A common stock outstanding. The denominator includes the dilutive effect of approximately 2.0 million and 3.3 million shares of unvested restricted shares of Class A common stock for the three months ended September 30, 2016 and 2015, respectively, and approximately 1.9 million and 3.3 million for the nine months ended September 30, 2016 and the period from May 26, 2015 through September 30, 2015, respectively.

The shares of Class B common stock do not share in the earnings or losses of Black Knight and are, therefore, not participating securities. Accordingly, basic and diluted net earnings per share of Class B common stock have not been presented.

BLACK KNIGHT FINANCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

	Three months ended September 30,		Nine months ended September 30, 2016	May 26, 2015 through September 30, 2015
	2016	2015
Basic:
Net earnings attributable to Black Knight	$11.2	$9.9	$34.0	$10.2
Shares used for basic net earnings per share:
Weighted average shares of Class A common stock outstanding	65.9	64.4	65.9	64.4
Basic net earnings per share	$0.17	$0.15	$0.52	$0.16

Diluted:
Net earnings attributable to Black Knight	$11.2	$9.9	$34.0	$10.2
Shares used for diluted net earnings per share:
Weighted average shares of Class A common stock outstanding	65.9	64.4	65.9	64.4
Dilutive effect of unvested restricted shares of Class A common stock	2.0	3.3	1.9	3.3
Weighted average shares of common stock, diluted	67.9	67.7	67.8	67.7
Diluted net earnings per share	$0.16	$0.15	$0.50	$0.15

Basic and diluted net earnings per share information is not applicable for reporting periods prior to the completion of the IPO.
(4)    Related Party Transactions
We are party to certain related party agreements, including those with FNF and THL. The following table sets forth the ownership interests of FNF, THL and other holders of Black Knight common stock (shares in millions):

	September 30, 2016		December 31, 2015
	Shares	Ownership Percentage	Shares	Ownership Percentage
Class A common stock:
THL and its affiliates	39.3	25.5%	39.3	25.7%
Restricted shares	3.2	2.1%	3.9	2.5%
Other, including those publicly traded	26.6	17.3%	25.1	16.4%
Total shares of Class A common stock	69.1	44.9%	68.3	44.6%
Class B common stock:
FNF subsidiaries	83.3	54.1%	83.3	54.4%
THL and its affiliates	1.5	1.0%	1.5	1.0%
Total shares of Class B common stock	84.8	55.1%	84.8	55.4%
Total common stock outstanding	153.9	100.0%	153.1	100.0%
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

BLACK KNIGHT FINANCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

A detail of the revenues and expenses from FNF is set forth in the table below (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenues	$19.2	$18.5	$53.4	$52.6
Operating expenses	3.8	2.7	11.5	4.8
Management fees (1)	—	—	—	2.4
Interest expense (2)	0.9	1.0	2.9	38.6
_______________

(1)	Amounts are included in Transition and integration costs on the Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited).

(2)	Amounts include guarantee fee (see below).
We were party to intercompany notes with FNF through May 27, 2015 and recognized $37.2 million in Interest expense related to the intercompany notes for the nine months ended September 30, 2015. We had no outstanding intercompany notes in 2016.
Beginning on May 26, 2015, we pay to FNF a guarantee fee of 1.0% of the outstanding principal of the Senior Notes (as defined in Note 8 — Long-Term Debt) in exchange for the ongoing guarantee by FNF of the Senior Notes. In October 2017, the guarantee fee increases to 2.0% of the outstanding principal of the Senior Notes. During the three months ended September 30, 2016 and 2015, we recognized $0.9 million and $1.0 million, respectively, in Interest expense related to the guarantee fee. During the nine months ended September 30, 2016 and 2015, we recognized $2.9 million and $1.4 million, respectively, in Interest expense related to the guarantee fee.
FNF subsidiaries held $49.4 million and $49.9 million as of September 30, 2016 and December 31, 2015, respectively, of principal amount of our Term B Loan (as defined in Note 8 — Long-Term Debt) from our credit agreement dated May 27, 2015.
THL
Two managing directors of THL currently serve on our Board of Directors. We purchase software and systems services from certain entities over which THL exercises control. In addition, THL provided certain corporate services to us, including management and consulting services. Following the IPO, we no longer pay management fees to THL.
A detail of the expenses, net from THL is set forth in the table below (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Operating expenses	$0.2	$0.4	$1.0	$1.3
Management fees (1)	—	—	—	1.3
Software and software-related purchases	—	0.1	1.1	1.4
_______________

(1)	Amounts are included in Transition and integration costs on the Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited).
In connection with the IPO, we made a $17.3 million cash payment to certain THL affiliates during the nine months ended September 30, 2015, in connection with the merger of certain THL intermediaries with and into us.
THL affiliates held $39.5 million and $39.9 million as of September 30, 2016 and December 31, 2015, respectively, of principal amount of our Term Loan B (as defined in Note 8 — Long-Term Debt) from our credit agreement dated May 27, 2015.
Revenues and Expenses
A detail of related party items included in Revenues is as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Data and analytics services	$12.3	$13.0	$34.2	$38.0
Servicing, origination and default technology services	6.9	5.5	19.2	14.6
Total related party revenues	$19.2	$18.5	$53.4	$52.6

BLACK KNIGHT FINANCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

A detail of related party items included in Operating expenses (net of expense reimbursements) is as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Data entry, indexing services and other operating expenses	$2.4	$2.2	$7.3	$6.5
Corporate services operating expenses	2.4	2.3	7.6	6.7
Technology and corporate services expense reimbursement	(0.8)	(1.4)	(2.4)	(7.1)
Total related party expenses, net	$4.0	$3.1	$12.5	$6.1
Additionally, related party prepaid fees were $0.3 million and $0.2 million as of September 30, 2016 and December 31, 2015, respectively, which are included in Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets (Unaudited).
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
(5)    Computer Software
Computer software as of September 30, 2016 includes those assets acquired as part of the eLynx and Motivity acquisitions (see further discussion in Note 2 — Business Acquisitions) and consists of the following (in millions):

	September 30, 2016	December 31, 2015
Internally-developed software	$626.5	$578.1
Purchased software	40.7	37.8
Computer software	667.2	615.9
Accumulated amortization	(206.8)	(149.4)
Computer software, net	$460.4	$466.5
(6)    Other Intangible Assets
Other intangible assets as of September 30, 2016 include those assets acquired as part of the eLynx and Motivity acquisitions (see further discussion in Note 2 — Business Acquisitions) and consist of the following (in millions):

	September 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$557.8	$(241.3)	$316.5	$514.8	$(186.3)	$328.5
Other	15.9	(9.4)	6.5	9.8	(8.1)	1.7
Total other intangible assets	$573.7	$(250.7)	$323.0	$524.6	$(194.4)	$330.2
(7)    Goodwill
Changes in goodwill during the nine months ended September 30, 2016 consist of the following (in millions):

	Technology	Data and Analytics	Total
Balance, December 31, 2015	$2,050.7	$173.2	$2,223.9
Increases to goodwill related to:
eLynx acquisition (Note 2)	60.7	—	60.7
Motivity acquisition (Note 2)	—	19.7	19.7
Balance, September 30, 2016	$2,111.4	$192.9	$2,304.3

BLACK KNIGHT FINANCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Goodwill related to the eLynx and Motivity acquisitions is expected to be deductible for tax purposes.
(8)        Long-Term Debt
Long-term debt consists of the following (in millions):

	September 30, 2016				December 31, 2015
	Principal	Debt Issuance Costs	Premium (Discount)	Total	Principal	Debt Issuance Costs	Premium (Discount)	Total
Term A Loan	$750.0	$(7.6)	$—	$742.4	$780.0	$(9.4)	$—	$770.6
Term B Loan	395.0	(3.5)	(0.8)	390.7	398.0	(3.9)	(0.9)	393.2
Revolving Credit Facility	50.0	(4.1)	—	45.9	100.0	(4.8)	—	95.2
Senior Notes, issued at par	390.0	—	11.5	401.5	390.0	—	12.5	402.5
Total long-term debt	1,585.0	(15.2)	10.7	1,580.5	1,668.0	(18.1)	11.6	1,661.5
Less: Current portion of long-term debt	54.0	(0.6)	—	53.4	44.0	(0.5)	—	43.5
Long-term debt, net of current portion	$1,531.0	$(14.6)	$10.7	$1,527.1	$1,624.0	$(17.6)	$11.6	$1,618.0
Principal maturities as of September 30, 2016 for each of the next five years and thereafter are as follows (in millions):

2016 (remaining)	$11.0
2017	64.0
2018	84.0
2019	104.0
2020	554.0
Thereafter	768.0
Total	$1,585.0
Scheduled maturities noted above exclude the effect of the debt issuance costs of $15.2 million as well as $10.7 million net unamortized debt premium.
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
As of September 30, 2016, the Term A Loan and the Revolving Credit Facility bear interest at the Eurodollar rate plus a margin of 200 basis points, and the Term B Loan bears interest at the Eurodollar rate plus a margin of 300 basis points, subject to a Eurodollar rate floor of 75 basis points. As of September 30, 2016, we have $350.0 million capacity on the Revolving Credit Facility and pay an unused commitment fee of 30 basis points. During the nine months ended September 30, 2016, Black Knight borrowed $55.0 million on our Revolving Credit Facility, all of which was related to the eLynx and Motivity acquisitions. See further discussion in Note 2 — Business Acquisitions. We made payments of $105.0 million on this facility during the nine months ended September 30, 2016. As of September 30, 2016, the interest rates on the Term A Loan, Term B Loan and Revolving Credit Facility were 2.56%, 3.75% and 2.56%, respectively.
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
Fair Value of Long-Term Debt
The fair value of our Senior Notes as of September 30, 2016 was $410.5 million (105.25% of par value), based upon established market prices for the securities using level 2 inputs. The fair value of our Facilities approximates their carrying value at September 30, 2016. The fair value of our Facilities is based upon established market prices for the securities using level 2 inputs.
Interest Rate Swaps
On January 20, 2016, we entered into two interest rate swap agreements to hedge forecasted monthly interest rate payments on $400.0 million of our floating rate debt ($200.0 million notional value each) (the "Swap Agreements"). Under the terms of the Swap Agreements, we receive payments based on the 1-month LIBOR rate (equal to 0.5625% as of September 30, 2016) and pay a weighted average fixed rate of 1.01%. The effective term for the Swap Agreements is February 1, 2016 through January 31, 2019.
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
The estimated fair values of our Swap Agreements are as follows (in millions):

Balance Sheet Account	September 30, 2016	December 31, 2015
Other non-current liabilities	$1.8	$—
As of September 30, 2016, a cumulative loss of $0.8 million ($0.5 million net of tax) is reflected in Accumulated other comprehensive loss, and a cumulative loss of $0.8 million is reflected in Noncontrolling interests. Below is a summary of the effect of derivative instruments on amounts recognized in other comprehensive earnings ("OCE") on the accompanying Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited) for the three and nine months ended September 30, 2016 (in millions):

	Three months ended September 30, 2016		Nine months ended September 30, 2016
	Amount of (Loss) Gain Recognized in OCE	Amount of Loss Reclassified from Accumulated OCE into Net earnings	Amount of Loss Recognized in OCE	Amount of Loss Reclassified from Accumulated OCE into Net earnings
Swap agreements
Attributable to noncontrolling interests	$0.7	$0.3	$(1.6)	$0.8
Attributable to Black Knight Financial Services, Inc.	0.4	0.1	(0.9)	0.4
Total	$1.1	$0.4	$(2.5)	$1.2
Approximately $1.1 million ($0.9 million net of tax) of the balance in Accumulated other comprehensive loss and noncontrolling interests as of September 30, 2016 is expected to be reclassified into Interest expense over the next 12 months.

BLACK KNIGHT FINANCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

It is our policy to execute such instruments with credit-worthy banks and not to enter into derivative financial instruments for speculative purposes. As of September 30, 2016, we believe our interest rate swap counterparties will be able to fulfill their obligations under our agreements, and we believe we will have debt outstanding through the various expiration dates of the swaps such that the occurrence of future cash flow hedges remains probable.
(9)        Income Taxes
For the period prior to the IPO, substantially all of the income taxes of BKFS LLC were not reflected in the accompanying Condensed Consolidated Financial Statements (Unaudited) as the responsibility for payment of income taxes was borne by the members of BKFS LLC and not by us.

As of September 30, 2016 and December 31, 2015, we had no uncertain tax positions. We record interest and penalties related to income taxes, if any, as a component of Income tax expense. Our effective tax rate for the three months ended September 30, 2016 and 2015 was 16.3% and 18.1%, respectively, and 16.3% and 11.8% for the nine months ended September 30, 2016 and 2015, respectively. These rates are lower than the typical federal and state statutory rate because of the effect of our noncontrolling interests.
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
We review lawsuits and other legal and regulatory matters (collectively “legal proceedings”) on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings where it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts and which represents our best estimate has been recorded. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending cases is generally not yet determinable. The accrual for legal and regulatory matters, which includes expenses incurred through the balance sheet date, was $3.5 million and $8.0 million as of September 30, 2016 and December 31, 2015, respectively. While some of these matters could be material to our operating results or cash flows for any particular period if an unfavorable outcome results, at present we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition.
Litigation Matters
On December 16, 2013, LPS received notice that Merion Capital, L.P. and Merion Capital II, L.P. (together "Merion Capital") were asserting their appraisal right relative to their ownership of 5,682,276 shares of LPS stock (the “Appraisal Shares”) in connection with the acquisition of LPS by FNF on January 2, 2014. On February 6, 2014, Merion Capital filed an appraisal proceeding, captioned Merion Capital LP and Merion Capital II, LP v. Lender Processing Services, Inc., C.A. No. 9320-VCL, in the Delaware Court of Chancery seeking a judicial determination of the "fair" value of Merion Capital's 5,682,276 shares of LPS common stock under Delaware law, together with statutory interest. We filed an answer to this suit on March 3, 2014. Merion’s expert has opined that the consideration should have been $50.46 per share, which is approximately 36 percent higher than the final consideration of $37.14, and therefore, they are owed an additional $75.7 million plus statutory interest, which is approximately $13.0 million as of September 30, 2016. Black Knight’s position is that no additional consideration is owed. A bench trial was held May 2 through May 5, 2016, and post-trial arguments were held on September 21, 2016. We will continue to vigorously defend against the appraisal proceedings, and we do not believe the result will have a material adverse effect on our financial condition.
Regulatory Matters
Following a review by the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency and the Office of Thrift Supervision (collectively, the "banking agencies"), LPS entered into a consent order (the "Order") dated April 13, 2011 with the banking agencies. The banking agencies' review of LPS's services included the services provided by its default operations to mortgage servicers regulated by the banking agencies, including document execution services. The Order did not make any findings of fact or conclusions of wrongdoing, nor did LPS admit any fault or liability. Although LPS is a party to the Order, the ongoing costs of litigation and any potential resulting liability is expected

BLACK KNIGHT FINANCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

to be borne by the underlying LPS default operations, which are now part of ServiceLink. Under the Order, ServiceLink agreed to further study the issues identified in the review and to enhance ServiceLink's compliance, internal audit, risk management and board oversight plans with respect to those businesses. LPS also agreed to engage an independent third party to conduct a risk assessment and review of its default management businesses and document execution services it provided to mortgage servicers from January 1, 2008 through December 31, 2010, which has been on hold since June 2013.
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
Restricted stock transactions in 2016 are as follows (shares in millions):

	Shares	Weighted Averaged Grant Date Fair Value
Balance, December 31, 2015	3.9	*
Granted	0.8	$28.54
Vested	(1.5)	*
Balance, September 30, 2016	3.2	*
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

BLACK KNIGHT FINANCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Equity-based compensation expense was $3.4 million and $0.9 million for the three months ended September 30, 2016 and 2015, respectively, and $9.5 million and $10.4 million for the nine months ended September 30, 2016 and 2015, respectively. These expenses are included in Operating expenses in the Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited). Equity-based compensation expense for the nine months ended September 30, 2015 includes an acceleration charge of $6.2 million related to the accelerated vesting of 4.4 million restricted shares of Class A common stock in connection with the IPO.
Total unrecognized compensation cost was $28.3 million as of September 30, 2016 and is expected to be recognized over a weighted average period of approximately 2.7 years.
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

Separate discrete financial information is available for these two segments and the operating results of each segment are regularly evaluated by the CODM in order to assess performance and allocate resources. We use EBITDA as the primary profitability measure for making decisions regarding ongoing operations. EBITDA is earnings before Interest expense, Income tax expense and the Depreciation and amortization of Property and equipment, Computer software, Other intangible assets and deferred contract costs. We do not allocate Interest expense, Other expense, net, Income tax expense and certain other items, such as purchase accounting adjustments and acquisition-related costs to the segments, since these items are not considered in evaluating the segments' overall operating performance.
Summarized financial information concerning our segments is shown in the tables below (in millions). Prior period results have been reclassified to conform to the current segment presentation. We have reclassified purchase accounting adjustments from the Technology and Data and Analytics segments to Corporate and Other to provide a better indication of ongoing segment performance.

	Three months ended September 30, 2016
	Technology	Data and Analytics	Corporate and Other		Total
Revenues	$221.0	$47.6	$(1.5)	(1)	$267.1
Expenses:
Operating expenses	95.9	39.2	17.1		152.2
Transition and integration costs	—	—	1.1		1.1
EBITDA	125.1	8.4	(19.7)		113.8
Depreciation and amortization	29.0	2.1	25.7	(2)	56.8
Operating income (loss)	96.1	6.3	(45.4)		57.0
Interest expense					(16.9)
Other expense, net					(1.4)
Earnings from continuing operations before income taxes					38.7
Income tax expense					6.3
Net earnings from continuing operations					$32.4
_______________________________________________________

(1)	Revenues for Corporate and Other represent deferred revenue purchase accounting adjustments recorded in accordance with GAAP.

(2)
Depreciation and amortization for Corporate and Other primarily represents net incremental depreciation and amortization adjustments associated with the application of purchase accounting recorded in accordance with GAAP.

BLACK KNIGHT FINANCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

	Three months ended September 30, 2015
	Technology	Data and Analytics	Corporate and Other		Total
Revenues	$192.5	$43.5	$(2.4)	(1)	$233.6
Expenses:
Operating expenses	84.1	36.1	11.2		131.4
Transition and integration costs	—	—	0.1		0.1
EBITDA	108.4	7.4	(13.7)		102.1
Depreciation and amortization	22.7	2.0	24.0	(2)	48.7
Operating income (loss)	85.7	5.4	(37.7)		53.4
Interest expense					(17.0)
Other expense, net					—
Earnings from continuing operations before income taxes					36.4
Income tax expense					6.6
Net earnings from continuing operations					$29.8
_______________________________________________________

(1)	Revenues for Corporate and Other represent deferred revenue purchase accounting adjustments recorded in accordance with GAAP.

(2)
Depreciation and amortization for Corporate and Other primarily represents net incremental depreciation and amortization adjustments associated with the application of purchase accounting recorded in accordance with GAAP.

	Nine months ended September 30, 2016
	Technology	Data and Analytics	Corporate and Other		Total
Revenues	$636.6	$133.7	$(5.8)	(1)	$764.5
Expenses:
Operating expenses	273.2	111.7	48.5		433.4
Transition and integration costs	—	—	2.2		2.2
EBITDA	363.4	22.0	(56.5)		328.9
Depreciation and amortization	80.2	6.5	67.5	(2)	154.2
Operating income (loss)	283.2	15.5	(124.0)		174.7
Interest expense					(50.6)
Other expense, net					(6.2)
Earnings from continuing operations before income taxes					117.9
Income tax expense					19.2
Net earnings from continuing operations					$98.7

Balance sheet data:
Total assets	$3,225.6	$353.4	$134.5		$3,713.5
Goodwill	$2,111.4	$192.9	$—		$2,304.3
_______________________________________________________

(1)	Revenues for Corporate and Other represent deferred revenue purchase accounting adjustments recorded in accordance with GAAP.

(2)
Depreciation and amortization for Corporate and Other primarily represents net incremental depreciation and amortization adjustments associated with the application of purchase accounting recorded in accordance with GAAP.

BLACK KNIGHT FINANCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

	Nine months ended September 30, 2015
	Technology	Data and Analytics	Corporate and Other		Total
Revenues	$568.2	$132.0	$(7.3)	(1)	$692.9
Expenses:
Operating expenses	254.0	110.4	40.5		404.9
Transition and integration costs	—	—	7.4		7.4
EBITDA	314.2	21.6	(55.2)		280.6
Depreciation and amortization	69.0	5.3	69.1	(2)	143.4
Operating income (loss)	245.2	16.3	(124.3)		137.2
Interest expense					(73.3)
Other expense, net					(4.6)
Earnings from continuing operations before income taxes					59.3
Income tax expense					7.0
Net earnings from continuing operations					$52.3

Balance sheet data:
Total assets	$3,159.4	$313.4	$216.4		$3,689.2
Goodwill	$2,050.7	$173.2	$—		$2,223.9
_______________________________________________________

(1)	Revenues for Corporate and Other represent deferred revenue purchase accounting adjustments recorded in accordance with GAAP.

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
We believe our comprehensive end-to-end, integrated solutions differentiate us from other technology providers serving the mortgage industry and position us particularly well for evolving opportunities in this market. We have served the mortgage and real estate industries for over 50 years and utilize this experience to design and develop solutions that fit our clients’ ever-evolving needs. Our proprietary technology platforms and data and analytics capabilities reduce manual processes, improve compliance and quality, mitigate risk and deliver significant cost savings to our clients. Our scale allows us to continually and cost-effectively invest in our business in order to meet evolving industry requirements and maintain our position as an industry-standard platform for mortgage market participants. We had 32.3 million and 30.7 million active loans on our mortgage servicing platform on

September 30, 2016 and 2015, respectively. Based on the total number of U.S. first lien mortgages outstanding on September 30, 2016, according to the Black Knight Mortgage Monitor Report, our proprietary technology platform is used to service approximately 61% of all U.S. first lien mortgages, reflecting our leadership in technology for the mortgage servicing market.
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

•
Adjusted EBITDA - We define Adjusted EBITDA as Net earnings from continuing operations, with adjustments to reflect the addition or elimination of certain income statement items including, but not limited to (i) depreciation and amortization; (ii) interest expense; (iii) income tax expense; (iv) the deferred revenue purchase accounting adjustment recorded in accordance with GAAP; (v) equity-based compensation; (vi) charges associated with significant legal and regulatory matters; (vii) member management fees paid to FNF and THL Managers, LLC; (viii) exit costs, impairments and other charges; (ix) costs associated with debt and equity offerings; (x) acquisition-related costs; and (xi) other expenses, net. These adjustments are reflected in Corporate and Other.

•	Adjusted EBITDA Margin - Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by Adjusted Revenues.

Consolidated Results of Operations
The following table presents certain financial data for the periods indicated (in millions):
	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenues	$267.1	$233.6	$764.5	$692.9
Expenses:
Operating expenses	152.2	131.4	433.4	404.9
Depreciation and amortization	56.8	48.7	154.2	143.4
Transition and integration costs	1.1	0.1	2.2	7.4
Total expenses	210.1	180.2	589.8	555.7
Operating income	57.0	53.4	174.7	137.2
Operating margin	21.3%	22.9%	22.9%	19.8%
Interest expense	(16.9)	(17.0)	(50.6)	(73.3)
Other expense, net	(1.4)	—	(6.2)	(4.6)
Earnings from continuing operations before income taxes	38.7	36.4	117.9	59.3
Income tax expense	6.3	6.6	19.2	7.0
Net earnings from continuing operations	32.4	29.8	98.7	52.3
Loss from discontinued operations, net of tax	—	0.2	—	—
Net earnings	$32.4	$30.0	$98.7	$52.3

Key Performance Metrics
Adjusted Revenues	$268.6	$236.0	$770.3	$700.3
Adjusted EBITDA	$119.8	$105.5	$346.4	$305.8
Adjusted EBITDA Margin	44.6%	44.7%	45.0%	43.7%
A reconciliation of the above non-GAAP financial measures to the most directly comparable GAAP financial measures is presented in the tables below (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenues	$267.1	$233.6	$764.5	$692.9
Deferred revenue adjustment	1.5	2.4	5.8	7.4
Adjusted Revenues	$268.6	$236.0	$770.3	$700.3

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net earnings from continuing operations	$32.4	$29.8	$98.7	$52.3
Depreciation and amortization	56.8	48.7	154.2	143.4
Interest expense	16.9	17.0	50.6	73.3
Income tax expense	6.3	6.6	19.2	7.0
Other expense, net	1.4	—	6.2	4.6
EBITDA	113.8	102.1	328.9	280.6
Deferred revenue adjustment	1.5	2.4	5.8	7.4
Equity-based compensation	3.4	0.9	9.5	10.4
Transition and integration costs	1.1	—	2.2	3.6
IPO costs	—	0.1	—	3.8
Adjusted EBITDA	$119.8	$105.5	$346.4	$305.8
Adjusted EBITDA Margin	44.6%	44.7%	45.0%	43.7%
Revenues
Consolidated revenues were $267.1 million and $233.6 million in the three months ended September 30, 2016 and 2015, respectively, and $764.5 million and $692.9 million in the nine months ended September 30, 2016 and 2015, respectively. The change in revenues is discussed further at the segment level below.
The following table sets forth revenues by segment for the periods presented (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Technology	$221.0	$192.5	$636.6	$568.2
Data and Analytics	47.6	43.5	133.7	132.0
Corporate and Other (1)	(1.5)	(2.4)	(5.8)	(7.3)
Total	$267.1	$233.6	$764.5	$692.9
_______________________________________________________

(1)	Revenues for Corporate and Other represent deferred revenue purchase accounting adjustments recorded in accordance with GAAP.
Technology
Revenues were $221.0 million in the three months ended September 30, 2016 as compared to $192.5 million in the 2015 period, an increase of $28.5 million, or 15%. Our servicing technology business contributed $13.2 million of this increase, primarily driven by higher average loan volumes, which increased 6% to 32.4 million average loans on our servicing platform, price increases and new client wins. Our origination technology business contributed $15.3 million of this increase, primarily driven by prior year client implementations, higher transaction volumes and revenues attributable to the acquisition of eLynx Holdings, Inc. ("eLynx").
Revenues were $636.6 million in the nine months ended September 30, 2016 as compared to $568.2 million in the 2015 period, an increase of $68.4 million, or 12%. Our servicing technology business contributed $32.9 million of this increase, primarily driven by higher average loan volumes, which increased 6% to 31.9 million average loans on our servicing platform, price increases and new client wins. Our origination technology business contributed $35.5 million of this increase, primarily driven by prior year client implementations, higher transaction volumes and revenues attributable to eLynx.
Data and Analytics
Revenues were $47.6 million in the three months ended September 30, 2016 as compared to $43.5 million in the 2015 period, an increase of $4.1 million, or 9%. The increase was primarily attributable to the acquisition of Motivity Solutions, Inc. ("Motivity"), new client wins and higher transaction volumes from existing clients.
Revenues were $133.7 million in the nine months ended September 30, 2016 as compared to $132.0 million in the 2015 period, an increase of $1.7 million, or 1%.

Operating Expenses
Consolidated operating expenses were $152.2 million and $131.4 million in the three months ended September 30, 2016 and 2015, respectively, and $433.4 million and $404.9 million in the nine months ended September 30, 2016 and 2015, respectively. The changes in operating expenses are discussed further at the segment level below.
The following table sets forth operating expenses by segment for the periods presented (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Technology	$95.9	$84.1	$273.2	$254.0
Data and Analytics	39.2	36.1	111.7	110.4
Corporate and Other	17.1	11.2	48.5	40.5
Total	$152.2	$131.4	$433.4	$404.9
Technology
Operating expenses were $95.9 million in the three months ended September 30, 2016 as compared to $84.1 million in the 2015 period, representing an increase of $11.8 million, or 14%. Our origination technology business experienced an increase in operating expenses primarily driven by higher net personnel expense as well as expenses attributable to eLynx.
Operating expenses were $273.2 million in the nine months ended September 30, 2016 as compared to $254.0 million in the 2015 period, representing an increase of $19.2 million, or 8%. In our origination technology business, the increase was primarily driven by the addition of eLynx and lower capitalized software development and deferred implementation costs. Our servicing technology business experienced a decrease in operating expenses, primarily driven by lower personnel costs.
Data and Analytics
Operating expenses were $39.2 million in the three months ended September 30, 2016 as compared to $36.1 million in the 2015 period, an increase of $3.1, million or 9%. The increase was primarily driven by expenses associated with Motivity and lower capitalized software development costs.
Operating expenses were $111.7 million in the nine months ended September 30, 2016 as compared to $110.4 million in the 2015 period.
Corporate and Other
Operating expenses were $17.1 million in the three months ended September 30, 2016 as compared to $11.2 million in the 2015 period, an increase of $5.9 million, or 53%. The increase was primarily driven by higher incentive bonus accruals, higher compensation and employee-related costs as we expanded certain corporate functions in 2016 to support our continued growth.
Operating expenses were $48.5 million in the nine months ended September 30, 2016 as compared to $40.5 million in the 2015 period, an increase of $8.0 million, or 20%. The increase was primarily driven by higher incentive bonus accruals, higher compensation and employee-related costs as we expanded certain corporate functions in 2016 to support our continued growth and public company costs.
Depreciation and Amortization
Consolidated depreciation and amortization was $56.8 million and $48.7 million in the three months ended September 30, 2016 and 2015, respectively, and $154.2 million and $143.4 million in the nine months ended September 30, 2016 and 2015, respectively. The changes in depreciation and amortization are discussed further at the segment level below.

The following table sets forth depreciation and amortization by segment for the periods presented (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Technology	$29.0	$22.7	$80.2	$69.0
Data and Analytics	2.1	2.0	6.5	5.3
Corporate and Other (1)	25.7	24.0	67.5	69.1
Total	$56.8	$48.7	$154.2	$143.4
_______________________________________________________

(1)
Depreciation and amortization for Corporate and Other primarily represents net incremental depreciation and amortization adjustments associated with the application of purchase accounting recorded in accordance with GAAP.

Technology
Depreciation and amortization was $29.0 million in the three months ended September 30, 2016 compared to $22.7 million in the 2015 period, an increase of $6.3 million, or 28%. The main drivers of this increase are the amortization of deferred contract costs relating to client implementations, including accelerated amortization of $2.9 million related to certain deferred implementation costs, and the amortization from new software development.
Depreciation and amortization was $80.2 million in the nine months ended September 30, 2016 as compared to $69.0 million in the 2015 period, an increase of $11.2 million, or 16%. The main drivers of this increase are the amortization of deferred contract costs relating to client implementations, including accelerated amortization of $2.9 million related to certain deferred implementation costs, and the amortization from new software development offset by lower amortization of customer relationship assets.
Transition and Integration Costs
Transition and integration costs were $1.1 million in the three months ended September 30, 2016 compared to $0.1 million in the 2015 period and were $2.2 million in the nine months ended September 30, 2016 as compared to $7.4 million in the 2015 period. Transition and integration costs for the 2016 period primarily represent costs associated with the eLynx and Motivity acquisitions. Transition and integration costs for the 2015 period represent management fees paid to FNF and THL through May 25, 2015, prior to the IPO, and costs related to the IPO.
Operating Income (Loss)
Consolidated operating income was $57.0 million and $53.4 million in the three months ended September 30, 2016 and 2015, respectively, and $174.7 million and $137.2 million in the nine months ended September 30, 2016 and 2015, respectively. The changes in operating income are discussed further at the segment level below.
The following table sets forth operating income (loss) by segment for the periods presented (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Technology	$96.1	$85.7	$283.2	$245.2
Data and Analytics	6.3	5.4	15.5	16.3
Corporate and Other	(45.4)	(37.7)	(124.0)	(124.3)
Total	$57.0	$53.4	$174.7	$137.2
Technology
Operating income was $96.1 million in the three months ended September 30, 2016 as compared to $85.7 million in the 2015 period, representing an increase of $10.4 million, or 12%. Operating margin was 43.5% in the three months ended September 30, 2016 as compared to 44.5% in 2015. The margin decline was primarily due to higher depreciation and amortization.
Operating income was $283.2 million in the nine months ended September 30, 2016 as compared to $245.2 million in the 2015 period, representing an increase of $38.0 million, or 15%. Operating margin was 44.5% in the nine months ended September 30, 2016 as compared to 43.2% in 2015. The increases in operating income and operating margin are due to strong incremental margins on the revenue growth and the benefit of prior year cost actions that were partially offset by higher depreciation and amortization.

Data and Analytics
Operating income was $6.3 million in the three months ended September 30, 2016 as compared to $5.4 million in the 2015 period. Operating margin was 13.2% in the three months ended September 30, 2016 as compared to 12.4% in 2015.
Operating income was $15.5 million in the nine months ended September 30, 2016 as compared to $16.3 million in the 2015 period. Operating margin was 11.6% in the nine months ended September 30, 2016 as compared to 12.3% in 2015. The decrease is primarily due to the net impact of lower upfront revenues from long-term strategic license deals in the current year.
Corporate and Other
Operating loss was $45.4 million in the three months ended September 30, 2016 as compared to $37.7 million in the 2015 period. The increase was primarily driven by higher incentive bonus accruals, higher compensation and employee-related costs as we expanded certain corporate functions in 2016 to support our continued growth.
Operating loss was $124.0 million in the nine months ended September 30, 2016 as compared to $124.3 million in the 2015 period.
Interest Expense
Interest expense was $16.9 million in the three months ended September 30, 2016 compared to $17.0 million in the 2015 period, a decrease of $0.1 million, or 1%.
Interest expense was $50.6 million in the nine months ended September 30, 2016 compared to $73.3 million in the 2015 period, a decrease of $22.7 million, or 31%. The decrease is attributable to lower interest payments as a result of our new credit facilities entered into during 2015, as well as lower debt outstanding following the IPO.
Other Expense, Net
Other expense, net was $1.4 million in the three months ended September 30, 2016 compared to $0.0 million in the 2015 period, and $6.2 million in the nine months ended September 30, 2016 compared to $4.6 million in the 2015 period. The increase in both periods was primarily driven by legal fees associated with litigation matters.
Income Tax Expense
Consolidated Income tax expense was $6.3 million and $6.6 million for the three months ended September 30, 2016 and 2015, respectively, and $19.2 million and $7.0 million in the nine months ended September 30, 2016 and 2015, respectively. Our effective tax rate for the three months ended September 30, 2016 and September 30, 2015 was 16.3% and 18.1%, respectively, and 16.3% and 11.8% for the nine months ended September 30, 2016 and September 30, 2015, respectively. These rates are lower than the typical federal and state statutory rate because of the effect of our noncontrolling interests.
Adjusted EBITDA and Adjusted EBITDA Margin
Consolidated Adjusted EBITDA was $119.8 million in the three months ended September 30, 2016 compared to $105.5 million in the 2015 period. Consolidated Adjusted EBITDA was $346.4 million in the nine months ended September 30, 2016 compared to $305.8 million in the 2015 period. The changes in Adjusted EBITDA are discussed further at the segment level below.
Consolidated Adjusted EBITDA Margin was 44.6% in the three months ended September 30, 2016 compared to 44.7% in the 2015 period. Consolidated Adjusted EBITDA Margin was 45.0% in the nine months ended September 30, 2016 compared to 43.7% in the 2015 period. The changes in Adjusted EBITDA Margin are discussed further at the segment level below.
The following tables sets forth Adjusted EBITDA (in millions) and Adjusted EBITDA Margin by segment for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Technology	$125.1	$108.4	$363.4	$314.2
Data and Analytics	8.4	7.4	22.0	21.6
Corporate and Other	(13.7)	(10.3)	(39.0)	(30.0)
Total	$119.8	$105.5	$346.4	$305.8

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Technology	56.6%	56.3%	57.1%	55.3%
Data and Analytics	17.6%	17.0%	16.5%	16.4%
Corporate and Other	N/A	N/A	N/A	N/A
Total	44.6%	44.7%	45.0%	43.7%
Technology
Adjusted EBITDA was $125.1 million in the three months ended September 30, 2016 as compared to $108.4 million in the 2015 period, an increase of $16.7 million, or 15%, with an Adjusted EBITDA Margin of 56.6%, an increase of 30 basis points from the prior year quarter. The increase was primarily driven by incremental margins on revenue growth.
Adjusted EBITDA was $363.4 million in the nine months ended September 30, 2016 as compared to $314.2 million in the 2015 period, an increase of $49.2 million, or 16%, with an Adjusted EBITDA Margin of 57.1%, an increase of 180 basis points from the prior year period. The increase was primarily driven by incremental margins on revenue growth and the benefit of prior year cost actions.
Data and Analytics
Adjusted EBITDA was $8.4 million in the three months ended September 30, 2016 as compared to $7.4 million in the 2015 period, an increase of $1.0 million, or 14%, with an Adjusted EBITDA Margin of 17.6%, an increase of 60 basis points from the prior year quarter.
Adjusted EBITDA was $22.0 million in the nine months ended September 30, 2016 as compared to $21.6 million in the 2015 period, an increase of $0.4 million, or 2%, with an Adjusted EBITDA Margin of 16.5%, an increase of 10 basis points from the prior year period.
Liquidity and Capital Resources
Cash Requirements
Our primary sources of liquidity are our existing cash balances, cash flows from operations and borrowings on our revolving credit facility.
Our primary cash requirements include operating expenses, debt service payments (principal and interest), capital expenditures (including property, equipment and computer software expenditures) and income tax payments and may include business acquisitions, dividends and/or share repurchases. Our cash requirements may also include tax distributions to holders of membership units of BKFS LLC units, the timing and amount of which will be dependent upon the taxable income allocable to such holders. BKFS LLC made tax distributions of $48.5 million during the nine months ended September 30, 2016. We do not anticipate any significant tax distributions for the remainder of 2016. In addition, we would need cash to purchase shares of Class B common stock that are converted into shares of Class A common stock pursuant to the Second Amended and Restated Limited Liability Company Agreement if we choose to pay cash for such shares.
As of September 30, 2016, we had cash and cash equivalents of $58.9 million and debt of $1,580.5 million, excluding the debt issuance costs and the unamortized premium associated with our 5.75% Senior Notes maturing on April 15, 2023 ("Senior Notes"). We believe our cash flow from operations and available cash and cash equivalents are sufficient to meet our liquidity needs, including the repayment of our outstanding debt, for at least the next 12 months. We anticipate that to the extent that we require additional liquidity, it will be funded through borrowings on our revolving credit facility, the incurrence of other indebtedness, equity issuance or a combination thereof. We cannot be assured that we will be able to obtain this additional liquidity on reasonable terms, or at all. The loss of the largest lender on our revolving credit facility would reduce our borrowing capacity by $36.7 million. Additionally, our liquidity and our ability to meet our obligations and fund our capital requirements are also dependent on our future financial performance, which is subject to general economic, financial and other factors that are beyond our control. Accordingly, we cannot be assured that our business will generate sufficient cash flow from operations or that future borrowings will be available from additional indebtedness or otherwise to meet our liquidity needs. Although we have no specific current plans to do so, if we decide to pursue one or more significant acquisitions, we may incur additional debt or sell additional equity to finance such acquisitions.

Cash Flows
The following table provides a summary of cash flows from operating, investing and financing activities for the periods presented (in millions):

	Nine months ended September 30,
	2016	2015
Cash flows from operating activities	$210.5	$158.9
Cash flows from investing activities	(206.1)	(81.3)
Cash flows from financing activities	(131.5)	(10.5)
Net (decrease) increase in cash and cash equivalents	$(127.1)	$67.1
Operating Activities
Cash provided by operating activities was $210.5 million and $158.9 million for the nine months ended September 30, 2016 and 2015, respectively. The increase in cash provided by operating activities in the nine months ended September 30, 2016 as compared to the 2015 period is primarily related to increased earnings.
Investing Activities
Cash used in investing activities was $206.1 million and $81.3 million for the nine months ended September 30, 2016 and 2015, respectively. The increase in cash used in investing activities in the nine months ended September 30, 2016 as compared to the 2015 period is primarily related to the eLynx and Motivity acquisitions that were partially offset by lower capital expenditures in the 2016 period and a one-time investment in our property records database from the buyout of a strategic data partner in the 2015 period.
Financing Activities
Cash used in financing activities was $131.5 million and $10.5 million for the nine months ended September 30, 2016 and 2015, respectively. The 2016 period includes debt service payments of $138.0 million and tax distributions to BKFS LLC members of $48.5 million, partially offset by cash inflows of $55.0 million in borrowings. In the 2015 period, we had cash inflows of $1,299.0 million in borrowings, net of original discount, and $479.3 million in gross proceeds from the IPO. These inflows were offset primarily by $1,734.9 million in debt service payments, as well as debt issuance costs and other costs attributable to the IPO.
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
Total minimum lease payments as of September 30, 2016 for the capital lease agreement for the remainder of 2016 and 2017 are as follows (in millions):

2016 (remaining)	$3.4
2017	5.0
Total	$8.4
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
Interest Rate Risk
In addition to existing cash balances and cash provided by operating activities, we use fixed rate and variable rate debt to finance our operations. We are exposed to interest rate risk on these debt obligations and related interest rate swaps. We had $1,580.5 million in long-term debt outstanding as of September 30, 2016. The Senior Notes represent all of our fixed-rate long-term debt obligations as of September 30, 2016. The carrying value of the Senior Notes was $401.5 million as of September 30, 2016. The fair value of the Senior Notes was $410.5 million as of September 30, 2016.
The credit facilities as described in Note 8 to the Condensed Consolidated Financial Statements (Unaudited) represent our variable rate long-term debt obligations as of September 30, 2016. The carrying value of these facilities was $1,179.0 million as of September 30, 2016. We performed a sensitivity analysis on the principal amount of our long-term debt subject to variable interest rates as of September 30, 2016. This sensitivity analysis is based solely on the principal amount of such debt as of September 30, 2016, and does not take into account any changes that occurred in the prior 12 months or that may take place in the next 12 months in the amount of our outstanding debt or in the notional amount of outstanding interest rate swaps. Further, in this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. An increase of 100 basis points in the applicable interest rate would cause an increase in interest expense of $11.2 million on an annual basis ($7.2 million including the effect of our current interest rate swaps). A decrease of 100 basis points in the applicable rate would cause a decrease in interest expense of $4.5 million on an annual basis ($2.3 million including the effect of our current interest rate swaps) as the current LIBOR rate is less than 1%.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2016, under the supervision and with the participation of our President and Chief Executive Officer ("CEO") and Executive Vice President and Chief Financial Officer ("CFO"), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q.
There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.
Based on that evaluation, our CEO and CFO concluded that as of September 30, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit with the SEC are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
     (a) Exhibits

10.1	Amendment to the Restricted Stock Award Agreement (Subject to Time-Based Restriction)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101	Interactive data files.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 3, 2016	BLACK KNIGHT FINANCIAL SERVICES, INC. (registrant)
		By:	/s/ Kirk T. Larsen
Kirk T. Larsen
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description
10.1	Amendment to the Restricted Stock Award Agreement (Subject to Time-Based Restriction)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101	Interactive data files.