Form 10-Q
period 2017-03-31
Black Knight Financial Services, Inc.
filed 2017-05-05
CIK 1627014

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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
YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
		(Do not check if a smaller reporting company)	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
The number of shares outstanding of the Registrant's common stock as of May 4, 2017 were:
Class A common stock    69,851,596 shares
Class B common stock    84,826,282 shares

FORM 10-Q
QUARTERLY REPORT
Quarter Ended March 31, 2017

i

Part I: FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
BLACK KNIGHT FINANCIAL SERVICES, INC.
Condensed Consolidated Balance Sheets
(In millions, except share data)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$107.5	$133.9
Trade receivables, net	160.3	155.8
Prepaid expenses and other current assets	53.2	45.4
Receivables from related parties	1.3	4.1
Total current assets	322.3	339.2
Property and equipment, net	177.8	173.0
Computer software, net	439.4	450.0
Other intangible assets, net	282.4	299.5
Goodwill	2,306.8	2,303.8
Other non-current assets	203.2	196.5
Total assets	$3,731.9	$3,762.0
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable and other accrued liabilities	$63.1	$55.2
Accrued compensation and benefits	27.3	61.1
Current portion of long-term debt	73.4	63.4
Deferred revenues	51.3	47.4
Total current liabilities	215.1	227.1
Deferred revenues	81.9	77.3
Deferred income taxes	7.9	7.9
Long-term debt, net of current portion	1,486.9	1,506.8
Other non-current liabilities	5.6	3.5
Total liabilities	1,797.4	1,822.6
Commitments and contingencies (Note 6)
Equity:
Class A common stock; $0.0001 par value; 350,000,000 shares authorized, 69,851,479 and 69,091,008 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	—	—
Class B common stock; $0.0001 par value; 200,000,000 shares authorized, 84,826,282 shares issued and outstanding as of March 31, 2017 and December 31, 2016	—	—
Preferred stock; $0.0001 par value; 25,000,000 shares authorized; issued and outstanding, none	—	—
Additional paid-in capital	811.9	810.8
Retained earnings	77.9	65.7
Accumulated other comprehensive loss	(1.4)	(0.8)
Total shareholders' equity	888.4	875.7
Noncontrolling interests	1,046.1	1,063.7
Total equity	1,934.5	1,939.4
Total liabilities and equity	$3,731.9	$3,762.0
See Notes to Condensed Consolidated Financial Statements (Unaudited).

BLACK KNIGHT FINANCIAL SERVICES, INC.
Condensed Consolidated Statements of Earnings and Comprehensive Earnings
(Unaudited)
(In millions, except per share data)

	Three months ended March 31,
	2017	2016
Revenues	$258.1	$241.9
Expenses:
Operating expenses	145.5	136.8
Depreciation and amortization	52.8	48.2
Transition and integration costs	1.2	—
Total expenses	199.5	185.0
Operating income	58.6	56.9
Other income and expense:
Interest expense	(16.7)	(16.8)
Other expense, net	(2.0)	(0.8)
Total other expense, net	(18.7)	(17.6)
Earnings before income taxes	39.9	39.3
Income tax expense	6.0	6.2
Net earnings	33.9	33.1
Less: Net earnings attributable to noncontrolling interests	21.7	21.7
Net earnings attributable to Black Knight Financial Services, Inc.	$12.2	$11.4
Other comprehensive earnings (loss):
Unrealized holding losses, net of tax	(0.8)	(0.7)
Reclassification adjustments for losses included in net earnings, net of tax (1)	0.1	0.1
Total unrealized losses on interest rate swaps, net of tax (2)	(0.7)	(0.6)
Foreign currency translation adjustment	0.1	—
Other comprehensive loss	(0.6)	(0.6)
Comprehensive earnings attributable to noncontrolling interests	20.4	20.6
Comprehensive earnings	$32.0	$31.4

	Three months ended March 31,
	2017	2016
Earnings per share:
Net earnings per share attributable to Black Knight Financial Services, Inc., Class A common shareholders:
Basic	$0.18	$0.17
Diluted	$0.18	$0.17
Weighted average shares of Class A common stock outstanding (Note 2):
Basic	67.6	65.8
Diluted	152.9	152.6
______________________________

(1)
Amounts reclassified to net earnings relate to losses on interest rate swaps and are included in Interest expense on the Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited). Amount is net of income tax expense of less than $0.1 million and $0.1 million for the three months ended March 31, 2017 and 2016, respectively.

(2)	Net of income tax benefit of $0.5 million and $0.3 million for the three months ended March 31, 2017 and 2016, respectively.
See Notes to Condensed Consolidated Financial Statements (Unaudited).

BLACK KNIGHT FINANCIAL SERVICES, INC.
Condensed Consolidated Statement of Equity
(Unaudited)
(In millions)

	Class A common stock		Class B common stock
	Shares	$	Shares	$	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Noncontrolling interests	Total equity
Balance, December 31, 2016	69.1	$—	84.8	$—	$810.8	$65.7	$(0.8)	$1,063.7	$1,939.4
Issuance of restricted shares of Class A common stock	0.9	—	—	—	—	—	—	—	—
Tax withholding payments for restricted share vesting	(0.1)	—	—	—	(4.1)	—	—	—	(4.1)
Equity-based compensation expense	—	—	—	—	5.2	—	—	—	5.2
Net earnings	—	—	—	—	—	12.2	—	21.7	33.9
Foreign currency translation adjustment	—	—	—	—	—	—	0.1	0.1	0.2
Unrealized loss on interest rate swaps	—	—	—	—	—	—	(0.7)	(1.4)	(2.1)
Tax distributions to members	—	—	—	—	—	—	—	(38.0)	(38.0)
Balance, March 31, 2017	69.9	$—	84.8	$—	$811.9	$77.9	$(1.4)	$1,046.1	$1,934.5

See Notes to Condensed Consolidated Financial Statements (Unaudited).

BLACK KNIGHT FINANCIAL SERVICES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In millions)

	Three months ended March 31,
	2017	2016
Cash flows from operating activities:
Net earnings	$33.9	$33.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	52.8	48.2
Amortization of debt issuance costs, bond premium and original issue discount	0.7	0.7
Loss on extinguishment of debt, net	0.4	—
Deferred income taxes, net	—	(0.2)
Equity-based compensation	5.2	2.7
Changes in assets and liabilities, net of acquired assets and liabilities:
Trade and other receivables, including receivables from related parties	(3.9)	(4.0)
Prepaid expenses and other assets	(9.4)	(11.9)
Deferred contract costs	(12.4)	(13.4)
Deferred revenues	8.5	3.6
Trade accounts payable and other accrued liabilities, including accrued compensation and benefits	(26.9)	(0.9)
Net cash provided by operating activities	48.9	57.9
Cash flows from investing activities:
Additions to property and equipment	(3.7)	(6.8)
Additions to computer software	(12.5)	(9.8)
Net cash used in investing activities	(16.2)	(16.6)
Cash flows from financing activities:
Debt service payments	(11.0)	(61.0)
Distributions to members	(38.0)	(48.0)
Capital lease payments	(4.3)	—
Tax withholding payments for restricted share vesting	(4.1)	—
Debt issuance costs	(1.7)	—
Net cash used in financing activities	(59.1)	(109.0)
Net decrease in cash and cash equivalents	(26.4)	(67.7)
Cash and cash equivalents, beginning of period	133.9	186.0
Cash and cash equivalents, end of period	$107.5	$118.3

Supplemental cash flow information:
Interest paid	$(9.4)	$(9.4)
Income taxes refunded (paid), net	$0.1	$(1.1)

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
The accompanying Condensed Consolidated Financial Statements (Unaudited) were prepared in accordance with U.S. generally accepted accounting principles ("GAAP"), and all adjustments considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated. The preparation of these Condensed Consolidated Financial Statements (Unaudited) in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the Condensed Consolidated Financial Statements (Unaudited), as well as the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. This Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission ("SEC") on February 24, 2017.
Description of Business
Black Knight, a majority-owned subsidiary of Fidelity National Financial, Inc. ("FNF"), is a holding company that conducts business through our interest in Black Knight Financial Services, LLC ("BKFS LLC"), our sole asset and a provider of integrated technology, data and analytics solutions that facilitates and automates many of the business processes across the mortgage lifecycle. We believe we differentiate ourselves by the breadth and depth of our comprehensive, integrated solutions and the insight we provide to our clients.
Reporting Segments
We conduct our operations through two reporting segments: (1) Technology and (2) Data and Analytics. See further discussion in Note 8 — Segment Information.
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
We account for noncontrolling interests in accordance with ASC 810. Our Class A shareholders indirectly control BKFS LLC through our managing member interest. Our Class B shareholders have a noncontrolling interest in BKFS LLC. Their share of equity in BKFS LLC is reflected in Noncontrolling interests in our Condensed Consolidated Balance Sheets (Unaudited) and their share of net earnings or loss in BKFS LLC is reported in Net earnings attributable to noncontrolling interests in our Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited). Net earnings attributable to noncontrolling interests do not include expenses incurred directly by Black Knight, including income tax expense attributable to Black Knight.
Planned Distribution of FNF's Ownership Interest
On December 7, 2016, we announced that FNF's Board of Directors approved a tax-free plan (the "Distribution Plan") whereby FNF intends to distribute all 83.3 million shares of Black Knight common stock that it currently owns to FNF Group shareholders. We expect the Distribution Plan to be effectuated through four newly-formed corporations, New BKH Corp. ("New BKH"), Black Knight Holdco Corp. ("New Black Knight"), New BKH Merger Sub, Inc. ("Merger Sub One") and BKFS Merger Sub, Inc. ("Merger Sub Two") as follows:

•
Black Knight Holdings, Inc. ("BKHI"), a wholly-owned subsidiary of FNF, will contribute all of its 83.3 million shares of Black Knight Class B common stock and its units of BKFS LLC to New BKH in exchange for 100% of the shares of New BKH common stock;

BLACK KNIGHT FINANCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

•	Following which BKHI will distribute to FNF all of the shares of New BKH common stock held by BKHI;

•
Immediately thereafter, FNF will distribute the shares of New BKH common stock to its shareholders (the "Spin-off"), provided that such distribution shall be subject to the conversion of such shares of New BKH common stock into shares of New Black Knight common stock.

•	Immediately following the Spin-off, Merger Sub One will merge with and into New BKH (the "New BKH merger").

•	In the New BKH merger, each outstanding share of New BKH common stock (other than shares owned by New BKH) will be exchanged for one share of New Black Knight common stock.

•	Immediately following the New BKH merger, Merger Sub Two will merge with and into Black Knight (the "BKFS merger").

•	In the BKFS merger, each outstanding share of Black Knight common stock (other than shares owned by Black Knight and New BKH) will be exchanged for one share of New Black Knight common stock.

•	New Black Knight will be the public company following the completion of the distribution and mergers.
The Distribution Plan is subject to the receipt of private letter rulings from the Internal Revenue Service ("IRS"), approving certain aspects relating to the tax-free spin-off of the Black Knight shares; filing and acceptance of a registration statement for the Black Knight spin-off with the SEC; Black Knight shareholder approval; and other customary closing conditions. The closing of the Distribution Plan is expected by the end of the third quarter of 2017.
Realignment of Property Insight
Effective January 1, 2017, Property Insight, LLC ("Property Insight"), a Black Knight subsidiary that provides information used by title insurance underwriters, title agents and closing attorneys to source and underwrite title insurance for real property sales and transfer, realigned its commercial relationship with FNF. In connection with the realignment, Property Insight employees responsible for title plant posting and maintenance were transferred to FNF. Under the new commercial arrangement, Black Knight continues to own the title plant technology and retain sales responsibility for third parties, other than FNF. As a result of the realignment, Black Knight no longer recognizes revenues or expense related to title plant posting and maintenance, but charges FNF a license fee for use of the technology to access and maintain the title plant data. This transaction did not result in any gain or loss.
Reclassifications
Certain reclassifications have been made in the 2016 Condensed Consolidated Financial Statements (Unaudited) to conform to the classifications used in 2017. These reclassifications have not changed previously reported Net earnings or Total equity.
Cash and Cash Equivalents
Cash and cash equivalents include the following (in millions):

	March 31, 2017	December 31, 2016
Unrestricted:
Cash	$76.8	$129.8
Cash equivalents	28.5	1.8
Total unrestricted cash and cash equivalents	105.3	131.6
Restricted cash equivalents (1)	2.2	2.3
Total cash and cash equivalents	$107.5	$133.9
_______________
(1) Restricted cash equivalents relate to our subsidiary, I-Net Reinsurance Limited, and are held in trust until the final reinsurance policy is canceled.

BLACK KNIGHT FINANCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Trade Receivables, Net
A summary of Trade receivables, net of allowance for doubtful accounts, as of March 31, 2017 and December 31, 2016 is as follows (in millions):

	March 31, 2017	December 31, 2016
Trade receivables — billed	$119.1	$115.4
Trade receivables — unbilled	43.4	42.6
Total trade receivables	162.5	158.0
Allowance for doubtful accounts	(2.2)	(2.2)
Total trade receivables, net	$160.3	$155.8

Capital Leases
Black Knight entered into a one-year capital lease agreement commencing January 1, 2017 with a bargain purchase option for certain computer equipment. The leased equipment has a useful life of five years and will be depreciated on a straight-line basis over this period. The leased equipment was valued based on the net present value of the minimum lease payments, which was $8.4 million (net of imputed interest of $0.1 million).
The gross value of assets subject to capital leases was $18.4 million (net of imputed interest of $0.2 million) and $10.0 million (net of imputed interest of $0.1 million) as of March 31, 2017 and December 31, 2016, respectively, and is included in Property and equipment, net on the Condensed Consolidated Balance Sheets (Unaudited). The remaining capital lease obligation of $9.1 million and $5.0 million as of March 31, 2017 and December 31, 2016, respectively, is included in Trade accounts payable and other accrued liabilities on the Condensed Consolidated Balance Sheets (Unaudited). The non-cash investing and financing activity for the three months ended March 31, 2017 was $6.7 million and relates to the unpaid portion of the capital lease that commenced on January 1, 2017. We did not have any capital leases during the three months ended March 31, 2016.
Equity-Based Compensation
During the first quarter of 2017, Black Knight adopted Accounting Standards Update ("ASU") 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. In connection with the adoption, we made a policy election to account for forfeitures as they occur. The adoption of this ASU did not have a material effect on our business, financial condition or our results of operations.
Depreciation and Amortization
Depreciation and amortization on the Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited) include the following (in millions):

	Three months ended March 31,
	2017	2016
Property and equipment	$7.1	$6.9
Computer software	20.5	18.3
Other intangible assets	17.0	17.8
Deferred contract costs	8.2	5.2
Total	$52.8	$48.2
Deferred contract costs amortization for the three months ended March 31, 2017 includes accelerated amortization of $3.3 million related to certain deferred implementation costs.
Transition and Integration Costs
Transition and integration costs during the three months ended March 31, 2017 represent legal and professional fees related to the planned distribution of FNF's ownership interest in Black Knight.
2016 eLynx Acquisition
On May 16, 2016, Black Knight completed the acquisition of eLynx Holdings, Inc. ("eLynx"). The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair value at the acquisition date. The fair value of the

BLACK KNIGHT FINANCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

acquired Computer software and Other intangible assets was determined using a third-party valuation based on significant estimates and assumptions, including level 3 inputs, which are judgmental in nature. These estimates and assumptions include the projected timing and amount of future cash flows, discount rates reflecting the risk inherent in the future cash flows and future market prices. These estimates for the eLynx acquisition were finalized in the first quarter of 2017. Measurement period adjustments to provisional purchase price allocations are recognized in the period in which they are determined, with the effect on earnings of changes in depreciation, amortization or other income resulting from such changes calculated as if the accounting had been completed on the acquisition date.
During the three months ended March 31, 2017, adjustments were recorded to the following (in millions):

Goodwill	$3.0
Computer software	(2.6)
Accrued compensation and benefits	(0.3)
Other intangible assets	(0.1)
The goodwill adjustment of $3.0 million is included in the Technology segment. An adjustment of $0.5 million to Depreciation and amortization was recorded in the three months ended March 31, 2017 related to the changes in provisional values.
Recent Accounting Pronouncements
Revenue Recognition (ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"))
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). This ASU supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition. The guidance requires a five-step analysis of transactions to determine when and how revenue is recognized based upon the core principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendment also requires additional disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows arising from contracts with customers. The FASB has issued several additional ASUs since this time that add additional clarification. All of the new standards are effective for the Company on January 1, 2018.
In preparation for adoption of ASC 606, we have formed a project team and engaged a third-party professional services firm to assist us with our evaluation. We are applying an integrated approach to analyzing ASC 606's impact on our pattern of revenue recognition, including a review of accounting policies and practices, evaluating differences from applying the requirements of the new standard to our contracts and business practices and assessing the need for changes to our processes, accounting systems and design of internal controls. Based upon our initial assessment, we currently do not anticipate a material change to the pattern of revenue recognition related to revenue earned from the majority of our Technology segment hosted software arrangements, Data and Analytics segment arrangements with transaction or volume-based fees and perpetual license arrangements in our Technology and Data and Analytics segments. However, due to the complexity of certain of our contracts, including contracts for multiple products and services related to each of our segments, the final determination will be dependent on contract-specific terms.
We continue to assess whether ASC 606 will result in a change in the number of distinct performance obligations within our contractual arrangements for set up and implementation services, which may affect the timing of revenue recognition from over the period the services are performed compared to deferring and recognizing over the contract term. Additionally, as ASU 2014-09 includes new accounting principles related to the deferral and amortization of contract acquisition and fulfillment costs, we are evaluating if this will result in any effect to our current capitalization and deferral policies, including related amortization periods. Further, we continue to analyze our term license arrangements across our segments to determine the effect of any changes in revenue recognition treatment. Under ASC 606, we would generally be required to recognize term license revenues upfront at time of delivery rather than ratably over the related contract period. However, the assessment of whether the term license is distinct in certain instances based on the nature of the contract is still ongoing.
We are still in the process of quantifying the effects ASC 606 will have on our consolidated financial statements.
The standard allows companies to use either a full retrospective or a modified retrospective adoption approach. We currently anticipate adopting the new standard using the modified retrospective transition approach. Our decision to adopt using the modified retrospective transition approach is dependent on the completion of our analysis of the effect the adoption of ASC 606 will have on our results of operations, financial position and related disclosures.

BLACK KNIGHT FINANCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Other Accounting Pronouncements
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU eliminates Step 2 of the goodwill impairment test that required a hypothetical purchase price allocation. Rather, entities should apply the same impairment assessment to all reporting units and recognize an impairment loss for the amount by which a reporting unit's carrying amount exceeds its fair value, without exceeding the total amount of goodwill allocated to that reporting unit. Entities will continue to have the option to perform a qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. This update is effective prospectively for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, or those beginning after January 1, 2017 if early adopted. We do not expect this update to have a material effect on our results of operations or our financial position.
(2)    Earnings Per Share
Basic earnings per share is computed by dividing Net earnings attributable to Black Knight by the weighted-average number of shares of Class A common stock outstanding during the period.
For the periods presented, potentially dilutive securities include unvested restricted stock awards and the shares of Class B common stock. The numerator in the diluted net earnings per share calculation is adjusted to reflect our income tax expense at an expected effective tax rate assuming the conversion of the shares of Class B common stock into shares of Class A common stock on a one-for-one basis. The expected effective tax rate for the three months ended March 31, 2017 and 2016 was 32.8% and 35.4%, respectively. The denominator includes approximately 84.8 million shares of Class B common stock outstanding for the three months ended March 31, 2017 and 2016. The denominator also includes the dilutive effect of approximately 0.5 million and 2.0 million shares of unvested restricted shares of Class A common stock for the three months ended March 31, 2017 and 2016, respectively.

The shares of Class B common stock do not share in the earnings or losses of Black Knight and are, therefore, not participating securities. Accordingly, basic and diluted net earnings per share of Class B common stock have not been presented.
The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

	Three months ended March 31,
	2017	2016
Basic:
Net earnings attributable to Black Knight	$12.2	$11.4
Shares used for basic net earnings per share:
Weighted average shares of Class A common stock outstanding	67.6	65.8
Basic net earnings per share	$0.18	$0.17

Diluted:
Earnings before income taxes	$39.9	$39.3
Income tax expense excluding the effect of noncontrolling interests	13.1	13.9
Net earnings	$26.8	$25.4
Shares used for diluted net earnings per share:
Weighted average shares of Class A common stock outstanding	67.6	65.8
Dilutive effect of unvested restricted shares of Class A common stock	0.5	2.0
Weighted average shares of Class B common stock outstanding	84.8	84.8
Weighted average shares of common stock, diluted	152.9	152.6
Diluted net earnings per share	$0.18	$0.17

BLACK KNIGHT FINANCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

(3)    Related Party Transactions
We are party to certain related party agreements, including those with FNF and Thomas H. Lee Partners, L.P. ("THL"). The following table sets forth the ownership interests of FNF, THL and other holders of Black Knight common stock (shares in millions):

	March 31, 2017		December 31, 2016
	Shares	Ownership Percentage	Shares	Ownership Percentage
Class A common stock:
THL and its affiliates	39.3	25.4%	39.3	25.5%
Restricted shares	1.9	1.2%	2.9	1.9%
Other, including those publicly traded	28.7	18.6%	26.9	17.5%
Total shares of Class A common stock	69.9	45.2%	69.1	44.9%
Class B common stock:
FNF subsidiary	83.3	53.8%	83.3	54.1%
THL and its affiliates	1.5	1.0%	1.5	1.0%
Total shares of Class B common stock	84.8	54.8%	84.8	55.1%
Total common stock outstanding	154.7	100.0%	153.9	100.0%
Transactions with FNF and THL are described below.
FNF
We have various agreements with FNF and certain FNF subsidiaries to provide technology, data and analytics services, as well as corporate shared services and information technology. We are also a party to certain other agreements under which we incur other expenses or receive revenues from FNF.
A detail of the revenues and expenses, net from FNF is set forth in the table below (in millions). The decrease in Revenues from the prior year period are primarily the result of the Property Insight realignment.

	Three months ended March 31,
	2017	2016
Revenues	$12.2	$16.4
Operating expenses	3.3	3.4
Interest expense (1)	1.0	1.0
_______________

(1)	Amounts represent a guarantee fee (see below).
We pay to FNF a guarantee fee of 1.0% of the outstanding principal of the Senior Notes (as defined in Note 4 — Long-Term Debt) in exchange for the ongoing guarantee by FNF of the Senior Notes. During the three months ended March 31, 2017 and 2016, we recognized $1.0 million in Interest expense related to the guarantee fee. On April 26, 2017, the Senior Notes were redeemed (see Note 4 — Long-Term Debt for further information), and we are no longer required to pay a guarantee fee.
FNF subsidiaries held $49.1 million and $49.3 million as of March 31, 2017 and December 31, 2016, respectively, of principal amount of our Term B Loan (as defined in Note 4 — Long-Term Debt) from our credit agreement dated May 27, 2015.
THL
Two managing directors of THL currently serve on our Board of Directors. We purchase software and systems services from certain entities over which THL exercises control.
A detail of the expenses, net from THL is set forth in the table below (in millions):

	Three months ended March 31,
	2017	2016
Operating expenses	$0.1	$0.4
Software and software-related purchases	—	0.9

BLACK KNIGHT FINANCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Certain affiliates of THL held $39.4 million of principal amount of our Term B Loan (as defined in Note 4 — Long-Term Debt) as of December 31, 2016 from our credit agreement dated May 27, 2015. They did not hold any of our debt as of March 31, 2017.
Revenues and Expenses
A detail of related party items included in Revenues is as follows (in millions):

	Three months ended March 31,
	2017	2016
Data and analytics services	$4.4	$10.4
Servicing, origination and default technology services	7.8	6.0
Total related party revenues	$12.2	$16.4
A detail of related party items included in Operating expenses (net of expense reimbursements) is as follows (in millions):

	Three months ended March 31,
	2017	2016
Data entry, indexing services and other operating expenses	$1.4	$2.3
Corporate services	2.5	2.3
Technology and corporate services	(0.5)	(0.8)
Total related party expenses, net	$3.4	$3.8
Additionally, related party prepaid fees were less than $0.1 million and $0.1 million as of March 31, 2017 and December 31, 2016, respectively, which are included in Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets (Unaudited). Finally, related party deferred revenues were $2.8 million as of March 31, 2017, which are included in current Deferred Revenues on the Condensed Consolidated Balance Sheets (Unaudited).
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
(4)        Long-Term Debt
Long-term debt consisted of the following (in millions):

	March 31, 2017				December 31, 2016
	Principal	Debt Issuance Costs	Premium (Discount)	Total	Principal	Debt Issuance Costs	Premium (Discount)	Total
Term A Loan	$730.0	$(6.4)	$—	$723.6	$740.0	$(7.0)	$—	$733.0
Term B Loan	393.0	(2.9)	(0.7)	389.4	394.0	(3.4)	(0.8)	389.8
Revolving Credit Facility	50.0	(3.4)	—	46.6	50.0	(3.7)	—	46.3
Senior Notes, issued at par	390.0	—	10.7	400.7	390.0	—	11.1	401.1
Total long-term debt	1,563.0	(12.7)	10.0	1,560.3	1,574.0	(14.1)	10.3	1,570.2
Less: Current portion of long-term debt	74.0	(0.6)	—	73.4	64.0	(0.6)	—	63.4
Long-term debt, net of current portion	$1,489.0	$(12.1)	$10.0	$1,486.9	$1,510.0	$(13.5)	$10.3	$1,506.8

BLACK KNIGHT FINANCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Principal maturities as of March 31, 2017 for each of the next five years and thereafter are as follows (in millions):

2017 (remaining)	$53.0
2018	84.0
2019	104.0
2020	554.0
2021	4.0
Thereafter	764.0
Total	$1,563.0
Scheduled maturities noted above exclude the effect of the debt issuance costs of $12.7 million as well as $10.0 million net unamortized debt premium.
Credit Agreement
On May 27, 2015, our indirect subsidiary, Black Knight InfoServ, LLC ("BKIS"), entered into a credit and guaranty agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A., as administrative agent, the guarantors party thereto and the other agents and lenders party thereto. The Credit Agreement provided for (i) an $800.0 million term loan A facility (the "Term A Loan"), (ii) a $400.0 million term loan B facility (the "Term B Loan") and (iii) a $400.0 million revolving credit facility (the "Revolving Credit Facility", and collectively with the Term A Loan and Term B Loan, the "Facilities"). The Facilities are guaranteed by substantially all of BKIS's wholly-owned domestic restricted subsidiaries and BKFS LLC, and are secured by associated collateral agreements that pledge a lien on virtually all of BKIS's assets, including fixed assets and intangible assets, and the assets of the guarantors.
On February 27, 2017, BKIS entered into a First Amendment to Credit and Guaranty Agreement (the "Credit Agreement First Amendment") with JPMorgan Chase Bank, N.A. as administrative agent. Pursuant to the Credit Agreement First Amendment, the Term B Loan bears interest at rates based upon, at the option of BKIS, either (i) the base rate plus a margin of 125 basis points, or (ii) the Eurodollar rate plus a margin of 225 basis points, subject to a Eurodollar rate floor of 75 basis points. The Term B Loan matures on May 27, 2022. In addition, the Credit Agreement First Amendment permits the Distribution Plan.
As of March 31, 2017, the Term A Loan and the Revolving Credit Facility bear interest at the Eurodollar rate plus a margin of 200 basis points, and the Term B Loan bears interest at the Eurodollar rate plus a margin of 225 basis points, subject to a Eurodollar rate floor of 75 basis points. As of March 31, 2017, we have $350.0 million capacity on the Revolving Credit Facility and pay an unused commitment fee of 30 basis points. During the three months ended March 31, 2017, there were no incremental borrowings or payments on our Revolving Credit Facility. As of March 31, 2017, the interest rates on the Term A Loan, Term B Loan and Revolving Credit Facility were 3.00%, 3.25% and 3.00%, respectively.
Debt Refinancing
On April 26, 2017, BKIS entered into a Second Amendment to Credit and Guaranty Agreement (the “Credit Agreement Second Amendment”) with the JPMorgan Chase Bank, N.A. as administrative agent, the guarantors party thereto, the other agents party thereto and the lenders party thereto. The Credit Agreement Second Amendment increases (i) the aggregate principal amount of the Term A Loan by $300.0 million to $1,030.0 million and (ii) the aggregate principal amount of commitments under the Revolving Credit Facility by $100.0 million to $500.0 million. The Credit Agreement Second Amendment also reduces the pricing applicable to the loans under the Term A Facility and Revolving Credit Facility by 25 basis points and reduces the unused commitment fee applicable to the Revolving Credit Facility by 5 basis points. The Term A Loan and Revolving Credit Facility bear interest at rates based upon, at the option of BKIS, either (i) the base rate plus a margin of between 25 and 100 basis points depending on the total leverage ratio of BKFS LLC and its restricted subsidiaries on a consolidated basis (the “Consolidated Leverage Ratio”) and (ii) the Eurodollar rate plus a margin of between 125 and 200 basis points depending on the Consolidated Leverage Ratio, subject to a Eurodollar rate floor of zero basis points. In addition, BKIS will pay an unused commitment fee of between 15 and 30 basis points on the undrawn commitments under the Revolving Credit Facility, also depending on the Consolidated Leverage Ratio. Pursuant to the terms of the Credit Agreement Second Amendment, the Term A Loan and the Revolving Credit Facility mature on February 25, 2022.

BLACK KNIGHT FINANCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Senior Notes
Through April 25, 2017, BKIS had 5.75% Senior Notes, interest paid semi-annually, which were scheduled to mature on April 15, 2023 (the "Senior Notes"). The Senior Notes were senior unsecured obligations, registered under the Securities Act and contained customary affirmative, negative and financial covenants, and events of default for indebtedness of this type (with grace periods, as applicable, and lender remedies). On April 26, 2017, we redeemed the outstanding Senior Notes at a price of 104.825% (the "Redemption") and paid $0.7 million in accrued interest.
Fair Value of Long-Term Debt
The fair value of the Senior Notes as of March 31, 2017 was $408.5 million (104.75% of par value), based upon established market prices for the securities using level 2 inputs. The fair value of our Facilities approximates their carrying value at March 31, 2017. The fair value of our Facilities is based upon established market prices for the securities using level 2 inputs.
Interest Rate Swaps
On March 7, 2017, we entered into an interest rate swap agreement to hedge forecasted monthly interest rate payments on $200.0 million of our floating rate debt (the "March 2017 Swap Agreement"). Under the terms of the March 2017 Swap Agreement, we receive payments based on the 1-month LIBOR rate (equal to 1.00% as of March 31, 2017) and pay a fixed rate of 2.08%. The effective term for the March 2017 Swap Agreement is March 31, 2017 through March 31, 2022.
On January 20, 2016, we entered into two interest rate swap agreements to hedge forecasted monthly interest rate payments on $400.0 million of our floating rate debt ($200.0 million notional value each) (the "January 2016 Swap Agreements", and together with the March 2017 Swap Agreement, the "Swap Agreements"). Under the terms of the January 2016 Swap Agreements, we receive payments based on the 1-month LIBOR rate (equal to 1.00% as of March 31, 2017) and pay a weighted average fixed rate of 1.01%. The effective term for the January 2016 Swap Agreements is February 1, 2016 through January 31, 2019.
We entered into the Swap Agreements to convert a portion of the interest rate exposure on our floating rate debt from variable to fixed. We designated these Swap Agreements as cash flow hedges. A portion of the amount included in Accumulated other comprehensive loss is reclassified into Interest expense as a yield adjustment as interest payments are made on the hedged debt. The fair value of our Swap Agreements is based upon level 2 inputs. We have considered our own credit risk when determining the fair value of our Swap Agreements.
The estimated fair values of our Swap Agreements are as follows (in millions):

Balance Sheet Account	March 31, 2017	December 31, 2016
Other non-current liabilities	$4.8	$2.2
As of March 31, 2017, a cumulative loss of $2.2 million ($1.3 million net of tax) is reflected in Accumulated other comprehensive loss, and a cumulative loss of $2.6 million is reflected in Noncontrolling interests. As of December 31, 2016, a cumulative loss of $1.0 million ($0.6 million net of tax) is reflected in Accumulated other comprehensive loss, and a cumulative loss of $1.2 million is reflected in Noncontrolling interests. Below is a summary of the effect of derivative instruments on amounts recognized in other comprehensive earnings ("OCE") on the accompanying Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited) for the three months ended March 31, 2017 and 2016 (in millions):

	Three months ended March 31, 2017		Three months ended March 31, 2016
	Amount of Loss Recognized in OCE	Amount of Loss Reclassified from Accumulated OCE into Net earnings	Amount of Loss Recognized in OCE	Amount of Loss Reclassified from Accumulated OCE into Net earnings
Swap agreements
Attributable to noncontrolling interests	$(1.6)	$0.2	$(1.3)	$0.2
Attributable to Black Knight Financial Services, Inc.	(0.8)	0.1	(0.7)	0.1
Total	$(2.4)	$0.3	$(2.0)	$0.3
Approximately $0.7 million ($0.6 million net of tax) of the balance in Accumulated other comprehensive loss and Noncontrolling interests as of March 31, 2017 is expected to be reclassified into Interest expense over the next 12 months.
It is our policy to execute such instruments with credit-worthy banks and not to enter into derivative financial instruments for speculative purposes. As of March 31, 2017, we believe our interest rate swap counterparties will be able to fulfill their obligations

BLACK KNIGHT FINANCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

under our agreements, and we believe we will have debt outstanding through the various expiration dates of the swaps such that the occurrence of future cash flow hedges remains probable.
(5)        Income Taxes
As of March 31, 2017 and December 31, 2016, we had no uncertain tax positions. We record interest and penalties related to income taxes, if any, as a component of Income tax expense. Our effective tax rate for the three months ended March 31, 2017 and 2016 was 15.0% and 15.8%, respectively. These rates are lower than the typical federal and state statutory rate because of the effect of our noncontrolling interests. The effect on adoption of ASU 2016-09 was a benefit of $0.5 million for the three months ended March 31, 2017 related to the income tax effects of awards that vested.
Tax Distributions
The taxable income of BKFS LLC is allocated to its members, including Black Knight, and the members are required to reflect on their own income tax returns the items of income, gain, deduction and loss and other tax items of BKFS LLC that are allocated to them. BKFS LLC makes tax distributions to its members in order to enable them to pay taxes on their allocable share of BKFS LLC's taxable income. Tax distributions are calculated based on allocations of income to a member for a particular taxable year without taking into account any losses allocated to the member in a prior taxable year. This practice is consistent with IRS regulations. Subject to certain reductions, tax distributions are generally made based on an assumed tax rate equal to the highest combined marginal federal, state and local income tax rate applicable to a U.S. corporation. BKFS LLC made tax distributions of $38.0 million and $48.0 million during the three months ended March 31, 2017 and 2016, respectively.
(6)        Commitments and Contingencies
Legal and Regulatory Matters
In the ordinary course of business, we are involved in various pending and threatened litigation and regulatory matters related to our operations, some of which include claims for punitive or exemplary damages. Our ordinary course litigation includes purported class action lawsuits, which make allegations related to various aspects of our business. From time to time, we also receive requests for information from various state and federal regulatory authorities, some of which take the form of civil investigative demands or subpoenas. Some of these regulatory inquiries may result in the assessment of fines for violations of regulations or settlements with such authorities requiring a variety of remedies. We believe that none of these actions depart from customary litigation or regulatory inquiries incidental to our business.
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
Indemnification Agreement
We are party to a cross-indemnity agreement dated December 22, 2014 with ServiceLink Holdings, LLC ("ServiceLink"). Pursuant to this agreement, ServiceLink indemnifies us from liabilities relating to, arising out of or resulting from the conduct of ServiceLink's business or any action, suit or proceeding in which we or any of our subsidiaries are named by reason of being a successor to the business of Lender Processing Services, Inc. and the cause of such action, suit or proceeding relates to the business of ServiceLink. In return, we indemnify ServiceLink for liabilities relating to, arising out of, or resulting from the conduct of our business.

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
Restricted stock transactions in 2017 are as follows:

	Shares	Weighted Averaged Grant Date Fair Value
Balance, December 31, 2016	2,908,374	*
Granted	884,570	$37.90
Forfeited	(14,581)	$28.29
Vested	(1,831,024)	*
Balance, March 31, 2017	1,947,339	*
______________________________

*
The BKFS LLC profits interest units that were converted into restricted shares in connection with our initial public offering had a weighted average grant date fair value of $2.10 per unit. The fair value of the restricted shares at the date of conversion, May 20, 2015, was $24.50 per share. The original grant date fair value of the vested restricted shares, which were originally granted as profits interests units, was $2.01 per unit.

Equity-based compensation expense was $5.2 million and $2.7 million for the three months ended March 31, 2017 and 2016, respectively. These expenses are included in Operating expenses in the Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited).
Total unrecognized compensation cost was $52.8 million as of March 31, 2017 and is expected to be recognized over a weighted average period of approximately 3.1 years.
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

Separate discrete financial information is available for these two segments and the operating results of each segment are regularly evaluated by the CODM in order to assess performance and allocate resources. We use EBITDA as the primary profitability measure for making decisions regarding ongoing operations. EBITDA is earnings before Interest expense, Income tax expense and the Depreciation and amortization of Property and equipment, Computer software, Other intangible assets and deferred contract costs. We do not allocate Interest expense, Other expense, net, Income tax expense, equity-based compensation and certain other items, such as purchase accounting adjustments and acquisition-related costs to the segments, since these items are not considered in evaluating the segments' overall operating performance.
Summarized financial information concerning our segments is shown in the tables below (in millions). Prior period results have been reclassified to conform to the current segment presentation. We have reclassified purchase accounting adjustments from the Technology and Data and Analytics segments to Corporate and Other to provide a better indication of ongoing segment performance.

BLACK KNIGHT FINANCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

	Three months ended March 31, 2017
	Technology	Data and Analytics	Corporate and Other		Total
Revenues	$220.6	$38.9	$(1.4)	(1)	$258.1
Expenses:
Operating expenses	93.7	33.5	18.3		145.5
Transition and integration costs	—	—	1.2		1.2
EBITDA	126.9	5.4	(20.9)		111.4
Depreciation and amortization	27.1	3.5	22.2	(2)	52.8
Operating income (loss)	99.8	1.9	(43.1)		58.6
Interest expense					(16.7)
Other expense, net					(2.0)
Earnings before income taxes					39.9
Income tax expense					6.0
Net earnings					$33.9

Balance sheet data:
Total assets	$3,193.7	$356.0	$182.2		$3,731.9
Goodwill	$2,115.0	$191.8	$—		$2,306.8
_______________________________________________________

(1)	Revenues for Corporate and Other represent deferred revenue purchase accounting adjustments recorded in accordance with GAAP.

(2)
Depreciation and amortization for Corporate and Other primarily represents net incremental depreciation and amortization adjustments associated with the application of purchase accounting recorded in accordance with GAAP.

	Three months ended March 31, 2016
	Technology	Data and Analytics	Corporate and Other		Total
Revenues	$202.4	$41.8	$(2.3)	(1)	$241.9
Expenses:
Operating expenses	87.0	35.0	14.8		136.8
Transition and integration costs	—	—	—		—
EBITDA	115.4	6.8	(17.1)		105.1
Depreciation and amortization	25.4	2.1	20.7	(2)	48.2
Operating income (loss)	90.0	4.7	(37.8)		56.9
Interest expense					(16.8)
Other expense, net					(0.8)
Earnings before income taxes					39.3
Income tax expense					6.2
Net earnings					$33.1

Balance sheet data:
Total assets	$3,115.7	$314.2	$203.6		$3,633.5
Goodwill	$2,048.0	$172.1	$—		$2,220.1
_______________________________________________________

(1)	Revenues for Corporate and Other represent deferred revenue purchase accounting adjustments recorded in accordance with GAAP.

(2)
Depreciation and amortization for Corporate and Other primarily represents net incremental depreciation and amortization adjustments associated with the application of purchase accounting recorded in accordance with GAAP.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including statements regarding expectations, hopes, intentions or strategies regarding the future. Forward-looking statements are based on Black Knight management's beliefs, as well as assumptions made by, and information currently available to, them. Because such statements are based on expectations as to future financial and operating results and are not statements of fact, actual results may differ materially from those projected. Black Knight Financial Services, Inc. ("Black Knight," the "Company," "we," "us" or "our") undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. The risks and uncertainties that forward-looking statements are subject to include, but are not limited to:

•	our ability to successfully achieve the conditions to and consummate the tax-free spin-off of Black Knight from FNF;

•	electronic security breaches against our information systems;

•	our ability to maintain and grow our relationships with our customers;

•	changes to the laws, rules and regulations that affect our and our customers' businesses;

•	our ability to adapt our services to changes in technology or the marketplace;

•	the effect of any potential defects, development delays, installation difficulties or system failures on our business and reputation;

•	changes in general economic, business, regulatory and political conditions, particularly as they effect the mortgage industry;

•	risks associated with the availability of data;

•	the effects of our substantial leverage on our ability to make acquisitions and invest in our business;

•	risks associated with our structure and status as a "controlled company";

•	our ability to successfully integrate strategic acquisitions;

•
and other risks detailed in the "Statement Regarding Forward-Looking Information," "Risk Factors" and other sections of our Annual Report on Form 10-K for the year ended December 31, 2016 and other filings with the Securities and Exchange Commission ("SEC").

The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 24, 2017.
History
Black Knight, a majority-owned subsidiary of Fidelity National Financial, Inc. ("FNF"), is a holding company that conducts business through our interest in Black Knight Financial Services, LLC ("BKFS LLC"). Through its subsidiaries, BKFS LLC is a leading provider of integrated technology, workflow automation, data and analytics to the mortgage and real estate industries. Our solutions facilitate and automate many of the mission-critical business processes across the entire mortgage loan life cycle, from origination until asset disposition. We believe we differentiate ourselves by the breadth and depth of our comprehensive, integrated solutions and the insight we provide to our clients.
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
We believe our comprehensive end-to-end, integrated solutions differentiate us from other technology providers serving the mortgage industry and position us particularly well for evolving opportunities in this market. We have served the mortgage and real estate industries for over 50 years and utilize this experience to design and develop solutions that fit our clients’ ever-evolving needs. Our proprietary technology platforms and data and analytics capabilities reduce manual processes, improve compliance and quality, mitigate risk and deliver significant cost savings to our clients. Our scale allows us to continually and cost-effectively invest in our business in order to meet evolving industry requirements and maintain our position as an industry-standard platform for mortgage market participants. We had 32.4 million and 31.0 million active loans on our mortgage servicing platform as of March 31, 2017 and 2016, respectively. Based on the total number of U.S. first lien mortgages outstanding on March 31, 2017, according to the Black Knight Mortgage Monitor Report, our proprietary technology platform is used to service approximately 62% of all U.S. first lien mortgages, reflecting our leadership in the mortgage servicing technology market.
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

•
Evolving regulation. Most U.S. mortgage market participants have become subject to increased regulatory oversight and regulatory requirements as federal and state governments have enacted various new laws, rules and regulations. One example of such legislation is the Dodd-Frank Act, which contains broad changes for many sectors of the financial services and lending industries and established the CFPB, a new federal regulatory agency responsible for regulating consumer financial protection within the United States. It is our experience that mortgage lenders have become more focused on minimizing the risk of non-compliance with these evolving regulations and are looking toward technologies and solutions that help them comply to comply with the increased regulatory oversight and requirements.

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

Mortgage Originations
Our various businesses are affected differently by the level of mortgage originations, including refinancing transactions. Our mortgage servicing platform is less affected by varying levels of mortgage originations because it earns revenues based on the total number of mortgage loans it processes, which tend to stay more constant than the market for originations. Our origination technology and some of our data businesses may be affected by the volume of real estate transactions and mortgage originations, but many of our client contracts for origination technology contain minimum charges.
Economic Conditions
Our various businesses may also be affected by general economic conditions. For example, in the event that a difficult economy or other factors lead to a significant decline in levels of home ownership and a significant reduction in the number of mortgage loans outstanding and we are not able to counter the effect of those events with increased market share or higher fees, it could have a material adverse effect on our mortgage processing revenues. In contrast, we believe that a weaker economy tends to increase the volume of consumer mortgage defaults, which can increase the revenues in our specialty servicing technology business that is used to service residential mortgage loans in default. Also, interest rates tend to decline in a weaker economy driving higher than normal refinance transactions that provide potential volume increases to our origination technology offerings, most specifically the Exchange platform.
Realignment of Property Insight
Effective January 1, 2017, Property Insight, LLC ("Property Insight"), a Black Knight subsidiary that provides information used by title insurance underwriters, title agents and closing attorneys to source and underwrite title insurance for real property sales and transfer, realigned its commercial relationship with FNF. In connection with the realignment, Property Insight employees responsible for title plant posting and maintenance were transferred to FNF. Under the new commercial arrangement, Black Knight continues to own the title plant technology and retain sales responsibility for third parties, other than FNF. As a result of the realignment, Black Knight no longer recognizes revenues or expense related to title plant posting and maintenance, but charges FNF a license fee for use of the technology to access and maintain the title plant data. Had the realignment taken place on January 1, 2016, Black Knight revenues and expenses for 2016 would have been lower by approximately $30 million with essentially no effect to operating income. This transaction did not result in any gain or loss.
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
Adjusted Revenues and Adjusted EBITDA for the Technology and Data and Analytics segments are presented in conformity with Accounting Standards Codification 280, Segment Reporting. These measures are reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing their performance. For these reasons, these measures are excluded from the definition of non-GAAP financial measures under the Securities and Exchange Commission's Regulation G and Item 10(e) of Regulation S-K.

•
Adjusted Revenues - We define Adjusted Revenues as Revenues adjusted to include the revenues that were not recorded by Black Knight during the periods presented due to the deferred revenue purchase accounting adjustment recorded in accordance with GAAP. These adjustments are reflected in Corporate and Other.

•	Adjusted EBITDA - We define Adjusted EBITDA as Net earnings, with adjustments to reflect the addition or elimination of certain income statement items including, but not limited to:

◦	Depreciation and amortization;

◦	Interest expense;

◦	Income tax expense;

◦	Other expense, net;

◦	Loss (gain) from discontinued operations, net of tax;

◦	deferred revenue purchase accounting adjustment recorded in accordance with GAAP;

◦	equity-based compensation, including related payroll taxes;

◦	costs associated with debt and/or equity offerings, including the planned tax-free spin-off of Black Knight from FNF; and

◦	acquisition-related costs.
These adjustments are reflected in Corporate and Other.

•	Adjusted EBITDA Margin - Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by Adjusted Revenues.

Consolidated Results of Operations
The following table presents certain financial data for the periods indicated (in millions):
	Three months ended March 31,
	2017	2016
Revenues	$258.1	$241.9
Expenses:
Operating expenses	145.5	136.8
Depreciation and amortization	52.8	48.2
Transition and integration costs	1.2	—
Total expenses	199.5	185.0
Operating income	58.6	56.9
Operating margin	22.7%	23.5%
Interest expense	(16.7)	(16.8)
Other expense, net	(2.0)	(0.8)
Earnings before income taxes	39.9	39.3
Income tax expense	6.0	6.2
Net earnings	$33.9	$33.1

Key Performance Metrics (Non-GAAP)
Adjusted Revenues	$259.5	$244.2
Adjusted EBITDA	$119.4	$110.1
Adjusted EBITDA Margin	46.0%	45.1%
A reconciliation of the above non-GAAP financial measures to the most directly comparable GAAP financial measures is presented in the tables below (in millions):

	Three months ended March 31,
	2017	2016
Revenues	$258.1	$241.9
Deferred revenue purchase accounting adjustment	1.4	2.3
Adjusted Revenues	$259.5	$244.2

	Three months ended March 31,
	2017	2016
Net earnings	$33.9	$33.1
Depreciation and amortization	52.8	48.2
Interest expense	16.7	16.8
Income tax expense	6.0	6.2
Other expense, net	2.0	0.8
EBITDA	111.4	105.1
Deferred revenue purchase accounting adjustment	1.4	2.3
Equity-based compensation	5.4	2.7
Debt and/or equity offering expenses	1.2	—
Adjusted EBITDA	$119.4	$110.1
Adjusted EBITDA Margin	46.0%	45.1%
Revenues
Consolidated Revenues were $258.1 million in the three months ended March 31, 2017 compared to $241.9 million in the 2016 period, an increase of $16.2 million, or 7%. The change in revenues is discussed further at the segment level below.
The following table sets forth revenues by segment for the periods presented (in millions):

	Three months ended March 31,
	2017	2016
Technology	$220.6	$202.4
Data and Analytics	38.9	41.8
Corporate and Other (1)	(1.4)	(2.3)
Total	$258.1	$241.9
_______________________________________________________

(1)	Revenues for Corporate and Other represent deferred revenue purchase accounting adjustments recorded in accordance with GAAP.
Technology
Revenues were $220.6 million in the three months ended March 31, 2017 compared to $202.4 million in the 2016 period, an increase of $18.2 million, or 9%. Our servicing technology business contributed $17.5 million of this increase, primarily driven by higher average loan volumes on our servicing platform, which increased 4.5% to 32.3 million average loans, price increases and higher transactional volumes. Our origination technology business contributed $0.7 million of this increase, primarily driven by the eLynx Holdings, Inc. ("eLynx") acquisition, partially offset by lower consulting revenues, client contract termination fees and volumes on the Exchange as a result of a decline in refinancing originations.
Data and Analytics
Revenues were $38.9 million in the three months ended March 31, 2017 compared to $41.8 million in the 2016 period, a decrease of $2.9 million. The decrease was driven by the effect of the Property Insight realignment, partially offset by incremental revenues from the Motivity Solutions, Inc. ("Motivity") acquisition and growth in our multiple listing service and property data businesses. Had the realignment taken place on January 1, 2016, Black Knight revenues for the three months ended March 31, 2016 would have been lower by $7.2 million.
Operating Expenses
Consolidated Operating expenses were $145.5 million in the three months ended March 31, 2017 compared to $136.8 million in the 2016 period, an increase of $8.7 million, or 6%. The changes in operating expenses are discussed further at the segment level below.

The following table sets forth operating expenses by segment for the periods presented (in millions):

	Three months ended March 31,
	2017	2016
Technology	$93.7	$87.0
Data and Analytics	33.5	35.0
Corporate and Other	18.3	14.8
Total	$145.5	$136.8
Technology
Operating expenses were $93.7 million in the three months ended March 31, 2017 compared to $87.0 million in the 2016 period, an increase of $6.7 million, or 8%. The increase was primarily due to the eLynx acquisition and higher net personnel costs.
Data and Analytics
Operating expenses were $33.5 million in the three months ended March 31, 2017 compared to $35.0 million in the 2016 period, a decrease of $1.5 million or 4%. The decrease was primarily driven by the Property Insight realignment, partially offset by the Motivity acquisition and the effect of costs associated with the data hub.
Corporate and Other
Operating expenses were $18.3 million in the three months ended March 31, 2017 compared to $14.8 million in the 2016 period, an increase of $3.5 million, or 24%. The increase was primarily driven by higher equity-based compensation and professional fees, partially offset by lower incentive bonus accruals.
Depreciation and Amortization
Consolidated Depreciation and amortization was $52.8 million in the three months ended March 31, 2017 compared to $48.2 million in the 2016 period, an increase of $4.6 million, or 10%. The changes in depreciation and amortization are discussed further at the segment level below.
The following table sets forth depreciation and amortization by segment for the periods presented (in millions):

	Three months ended March 31,
	2017	2016
Technology	$27.1	$25.4
Data and Analytics	3.5	2.1
Corporate and Other (1)	22.2	20.7
Total	$52.8	$48.2
_______________________________________________________

(1)
Depreciation and amortization for Corporate and Other primarily represents net incremental depreciation and amortization adjustments associated with the application of purchase accounting recorded in accordance with GAAP.

Technology
Depreciation and amortization was $27.1 million in the three months ended March 31, 2017 compared to $25.4 million in the 2016 period, an increase of $1.7 million, or 7%. The increase is primarily due to accelerated amortization of $3.3 million related to certain deferred implementation costs.
Data and Analytics
Depreciation and amortization was $3.5 million in the three months ended March 31, 2017 compared to $2.1 million in the 2016 period, an increase of $1.4 million, or 67%. The increase is primarily due to increased depreciation from both computer hardware and new software development.
Transition and Integration Costs
Consolidated Transition and integration costs were $1.2 million in the three months ended March 31, 2017 compared to $0.0 million in the 2016 period. Transition and integration costs for the 2017 period represent legal and professional fees related to the planned distribution of FNF's ownership interests in Black Knight.

Operating Income (Loss)
Consolidated Operating income was $58.6 million in the three months ended March 31, 2017 compared to $56.9 million in the 2016 period, an increase of $1.7 million, or 3%. The changes in operating income are discussed further at the segment level below.
The following table sets forth operating income (loss) by segment for the periods presented (in millions):

	Three months ended March 31,
	2017	2016
Technology	$99.8	$90.0
Data and Analytics	1.9	4.7
Corporate and Other	(43.1)	(37.8)
Total	$58.6	$56.9
Technology
Operating income was $99.8 million in the three months ended March 31, 2017 compared to $90.0 million in the 2016 period, an increase of $9.8 million, or 11%. Operating margin was 45.2% in the three months ended March 31, 2017 compared to 44.5% in 2016. The increase in operating income is primarily due to revenue growth within servicing technology, partially offset by operating expenses for eLynx, higher net personnel costs and higher depreciation and amortization.
Data and Analytics
Operating income was $1.9 million in the three months ended March 31, 2017 compared to $4.7 million in the 2016 period. Operating margin was 4.9% in the three months ended March 31, 2017 compared to 11.2% in 2016. The decrease is primarily due to the effect of costs associated with the data hub and higher depreciation and amortization.
Corporate and Other
Operating loss was $43.1 million in the three months ended March 31, 2017 compared to $37.8 million in the 2016 period. The increase was primarily driven by higher equity-based compensation and legal and professional fees related to the planned distribution of FNF's ownership interest in Black Knight, partially offset by lower incentive bonus accruals.
Interest Expense
Consolidated Interest expense was $16.7 million in the three months ended March 31, 2017 compared to $16.8 million in the 2016 period.
Other Expense, Net
Consolidated Other expense, net was $2.0 million in the three months ended March 31, 2017 compared to $0.8 million in the 2016 period. The 2017 amount was primarily related to expenses incurred in connection with the term loan B facility ("Term B Loan") repricing.
Income Tax Expense
Consolidated Income tax expense was $6.0 million and $6.2 million for the three months ended March 31, 2017 and 2016, respectively. Our effective tax rate for the three months ended March 31, 2017 and March 31, 2016 was 15.0% and 15.8%, respectively. These rates are lower than the typical federal and state statutory rate because of the effect of our noncontrolling interests.
Adjusted Revenues
Consolidated Adjusted Revenues were $259.5 million in the three months ended March 31, 2017 compared to $244.2 million in the 2016 period, an increase of $15.3 million, or 6%. The increase was driven by higher average loan volumes on our servicing platform, price increases, higher transactional volumes and the eLynx and Motivity acquisitions, partially offset by the effect of the Property Insight realignment.
Adjusted EBITDA and Adjusted EBITDA Margin
Consolidated Adjusted EBITDA was $119.4 million in the three months ended March 31, 2017 compared to $110.1 million in the 2016 period, an increase of $9.3 million, or 8%. The changes in Adjusted EBITDA are discussed further at the segment level below.

Consolidated Adjusted EBITDA Margin was 46.0% in the three months ended March 31, 2017 compared to 45.1% in the 2016 period, an increase of 90 basis points. The changes in Adjusted EBITDA Margin are discussed further at the segment level below.
The following tables sets forth Adjusted EBITDA (in millions) and Adjusted EBITDA Margin by segment for the periods presented:

	Three months ended March 31,
	2017	2016
Technology	$126.9	$115.4
Data and Analytics	5.4	6.8
Corporate and Other	(12.9)	(12.1)
Total	$119.4	$110.1

	Three months ended March 31,
	2017	2016
Technology	57.5%	57.0%
Data and Analytics	13.9%	16.3%
Corporate and Other	N/A	N/A
Total	46.0%	45.1%
Technology
Adjusted EBITDA was $126.9 million in the three months ended March 31, 2017 compared to $115.4 million in the 2016 period, an increase of $11.5 million, or 10%, with an Adjusted EBITDA Margin of 57.5%, an increase of 50 basis points from the prior year period. The increase was primarily driven by incremental margins on revenue growth.
Data and Analytics
Adjusted EBITDA was $5.4 million in the three months ended March 31, 2017 compared to $6.8 million in the 2016 period, a decrease of $1.4 million, or 21%, with an Adjusted EBITDA Margin of 13.9%, compared to 16.3% in the prior year period primarily due to the effect of costs associated with the data hub.
Liquidity and Capital Resources
Cash Requirements
Our primary sources of liquidity are our existing cash balances, cash flows from operations and borrowings on our Revolving Credit Facility, as described in Note 4 to the Notes to Condensed Consolidated Financial Statements (Unaudited).
Our primary cash requirements include operating expenses, debt service payments (principal and interest), capital expenditures (including property, equipment and computer software expenditures) and income tax payments and may include business acquisitions, share repurchases and/or dividends. Our cash requirements may also include tax distributions to holders of membership units of BKFS LLC units, the timing and amount of which will be dependent upon the taxable income allocable to such holders. BKFS LLC made tax distributions of $38.0 million during the three months ended March 31, 2017 for the 2016 tax year. Tax distributions are also expected to be made quarterly during 2017 for the 2017 tax year relating to the period before the planned distribution of FNF's ownership interest.
As of March 31, 2017, we had cash and cash equivalents of $107.5 million and debt of $1,560.3 million, excluding debt issuance costs and the unamortized premium associated with our Senior Notes (as defined in Note 4 — Long-Term Debt). We believe our cash flow from operations and available cash and cash equivalents are sufficient to meet our liquidity needs, including the repayment of our outstanding debt, for at least the next 12 months. We anticipate that to the extent that we require additional liquidity, it will be funded through borrowings on our revolving credit facility, the incurrence of other indebtedness, equity issuance or a combination thereof. We cannot be assured that we will be able to obtain this additional liquidity on reasonable terms, or at all. The loss of the largest lender on our revolving credit facility would reduce our borrowing capacity by $36.7 million. Additionally, our liquidity and our ability to meet our obligations and fund our capital requirements are also dependent on our future financial performance, which is subject to general economic, financial and other factors that are beyond our control. Accordingly, we cannot be assured that our business will generate sufficient cash flow from operations or that future borrowings will be available from additional indebtedness or otherwise to meet our liquidity needs. Although we have no specific current plans to do so, if we decide to pursue one or more significant acquisitions, we may incur additional debt or sell additional equity to finance such acquisitions.
Cash Flows
The following table provides a summary of cash flows from operating, investing and financing activities for the periods presented (in millions):

	Three months ended March 31,
	2017	2016
Cash flows provided by operating activities	$48.9	$57.9
Cash flows used in investing activities	(16.2)	(16.6)
Cash flows used in financing activities	(59.1)	(109.0)
Net decrease in cash and cash equivalents	$(26.4)	$(67.7)
Operating Activities
Cash provided by operating activities was $48.9 million and $57.9 million for the three months ended March 31, 2017 and 2016, respectively. The decrease in cash provided by operating activities in the three months ended March 31, 2017 compared to the 2016 period is primarily related to the timing and amount of payments for Trade accounts payable and other accrued liabilities, including accrued compensation and benefits.
Investing Activities
Cash used in investing activities was $16.2 million and $16.6 million for the three months ended March 31, 2017 and 2016, respectively. The decrease in cash used in investing activities in the three months ended March 31, 2017 as compared to the 2016 period is related to lower capital expenditures in 2017.
Financing Activities
Cash used in financing activities was $59.1 million and $109.0 million for the three months ended March 31, 2017 and 2016, respectively. The 2017 period includes tax distributions to BKFS LLC members of $38.0 million, debt service payments of $11.0 million, capital lease payments of $4.3 million, tax withholding payments for restricted share vesting of $4.1 million and debt issuance costs of $1.7 million. In the 2016 period, we had cash outflows of $61.0 million in debt service payments, as well as tax distributions to BKFS LLC members of $48.0 million.
Financing
For a description of our financing arrangements, see Note 4 — Long-Term Debt in the Notes to Condensed Consolidated Financial Statements (Unaudited) included in Item 1 of Part 1 of this Report, which is incorporated by reference into this Part I Item 2.
Contractual Obligations
Our long-term contractual obligations generally include our debt and related interest payments, data processing and maintenance commitments, purchase commitments, operating lease payments and capital lease payments on certain computer equipment. Other than the items included below, there were no significant changes to contractual obligations from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2016.
In January 2017, we entered into a one-year capital lease agreement with a bargain purchase option for certain computer equipment. In February 2017, we repriced our Term B Loan as described in Note 4 — Long-Term Debt in the Notes to Condensed Consolidated Financial Statements (Unaudited).

As of March 31, 2017, required annual payments relating to our interest on long-term debt and capital lease agreements were as follows (in millions):

		Payments due by period
	Total	2017	2018-2019	2020-2021	Thereafter
Interest on long-term debt (1)	$275.2	$45.8	$114.2	$80.7	$34.5
Capital lease payments	9.1	9.1	—	—	—
Total	$284.3	$54.9	$114.2	$80.7	$34.5
_______________

(1)
These calculations include the effect of our interest rate swaps and assume that (a) applicable margins remain constant; (b) the term loan A facility ("Term A Loan"), Term B Loan and revolving credit facility ("Revolving Credit Facility") variable rate debt is priced at the one-month LIBOR rate in effect as of March 31, 2017; (c) only mandatory debt repayments are made; and (d) no refinancing occurs at debt maturity.

On April 26, 2017, we refinanced our Term A Loan and Revolving Credit Facility and redeemed the outstanding Senior Notes as described in Note 4 — Long-Term Debt in the Notes to Condensed Consolidated Financial Statements (Unaudited).
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
Critical Accounting Policies
There have been no material changes to our critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
Interest Rate Risk
In addition to existing cash balances and cash provided by operating activities, we use fixed rate and variable rate debt to finance our operations. We are exposed to interest rate risk on these debt obligations and related interest rate swaps. We had $1,560.3 million in long-term debt outstanding as of March 31, 2017. The Senior Notes represent all of our fixed-rate long-term debt obligations as of March 31, 2017. The carrying value of the Senior Notes was $400.7 million as of March 31, 2017. The fair value of the Senior Notes was $408.5 million as of March 31, 2017.

The credit facilities as described in Note 4 to the Condensed Consolidated Financial Statements (Unaudited) represent our variable rate long-term debt obligations as of March 31, 2017. The carrying value of these facilities was $1,159.6 million as of March 31, 2017. We performed a sensitivity analysis on the principal amount of our long-term debt subject to variable interest rates as of March 31, 2017. This sensitivity analysis is based solely on the principal amount of such debt as of March 31, 2017, and does not take into account any changes that occurred in the prior 12 months or that may take place in the next 12 months in the amount of our outstanding debt or in the notional amount of outstanding interest rate swaps. Further, in this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. An increase of 100 basis points in the applicable interest rate would cause an increase in interest expense of $11.7 million on an annual basis ($5.7 million including the effect of our current interest rate swaps). A decrease of 100 basis points in the applicable rate would cause a decrease in interest expense of $8.8 million on an annual basis ($2.8 million including the effect of our current interest rate swaps) as the LIBOR rate was 1.00% as of March 31, 2017.
On March 7, 2017, we entered into an interest rate swap agreement to hedge forecasted monthly interest rate payments on $200.0 million of our floating rate debt (the "March 2017 Swap Agreement"). Under the terms of the March 2017 Swap Agreement, we receive payments based on the 1-month LIBOR rate and pay a fixed rate of 2.08%. The effective term for the March 2017 Swap Agreement is March 31, 2017 through March 31, 2022.
On January 20, 2016, we entered into two interest rate swap agreements to hedge forecasted monthly interest rate payments on $400.0 million of our floating rate debt ($200.0 million notional value each) (the "January 2016 Swap Agreements", and together with the March 2017 Swap Agreement, the "Swap Agreements"). Under the terms of the January 2016 Swap Agreements, we receive payments based on the 1-month LIBOR rate and pay a weighted average fixed rate of 1.01%. The effective term for the January 2016 Swap Agreements is February 1, 2016 through January 31, 2019.
The Swap Agreements were designated as cash flow hedging instruments. A portion of the amount included in Accumulated other comprehensive earnings is reclassified into Interest expense as a yield adjustment as interest payments are made on the hedged debt. In accordance with the authoritative guidance for fair value measurements, the inputs used to determine the estimated fair value of our interest rate swaps are level 2 inputs. We have considered our own credit risk and the credit risk of the counterparties when determining the fair value of our Swap Agreements.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2017, under the supervision and with the participation of our President and Chief Executive Officer ("CEO") and Executive Vice President and Chief Financial Officer ("CFO"), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q.
There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.
Based on that evaluation, our CEO and CFO concluded that as of March 31, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit with the SEC are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

Part II: OTHER INFORMATION
Item 1. Legal Proceedings
See discussion of legal proceedings in Note 6 — Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements (Unaudited) included in Item 1of Part I of this Quarterly Report on Form 10-Q, which is incorporated by reference into this Item 1 of Part II.
Item 1A. Risk Factors
There have been no material changes in our risk factors since the filing of our Annual Report on Form 10-K for the year ended December 31, 2016.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits
     (a) Exhibits

10.1
First Amendment to Credit and Guaranty Agreement, dated as of February 27, 2017, by and among Black Knight InfoServ, LLC, a Delaware limited liability company, as the borrower, and JPMorgan Chase Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Black Knight Financial Services, Inc. on March 2, 2017 (No. 001-37394))

10.2
Second Amendment to Credit and Guaranty Agreement, dated as of April 26, 2017, by and among Black Knight InfoServ, LLC, a Delaware limited liability company, as the borrower, and JPMorgan Chase Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Black Knight Financial Services, Inc. on April 26, 2017 (No. 001-37394))

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

Date:	May 5, 2017	BLACK KNIGHT FINANCIAL SERVICES, INC. (registrant)
		By:	/s/ Kirk T. Larsen
Kirk T. Larsen
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description
10.1
First Amendment to Credit and Guaranty Agreement, dated as of February 27, 2017, by and among Black Knight InfoServ, LLC, a Delaware limited liability company, as the borrower, and JPMorgan Chase Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Black Knight Financial Services, Inc. on March 2, 2017 (No. 001-37394))

10.2
Second Amendment to Credit and Guaranty Agreement, dated as of April 26, 2017, by and among Black Knight InfoServ, LLC, a Delaware limited liability company, as the borrower, and JPMorgan Chase Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Black Knight Financial Services, Inc. on April 26, 2017 (No. 001-37394))

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