Form 10-Q
period 2017-06-30
Black Knight Financial Services, Inc.
filed 2017-07-28
CIK 1627014

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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
YES ☐ NO ☑
The number of shares outstanding of the Registrant's common stock as of July 27, 2017 were:
Class A common stock    68,839,048 shares
Class B common stock    84,612,711 shares

FORM 10-Q
QUARTERLY REPORT
Quarter Ended June 30, 2017

i

Part I: FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
BLACK KNIGHT FINANCIAL SERVICES, INC.
Condensed Consolidated Balance Sheets
(In millions, except share data)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$99.3	$133.9
Trade receivables, net	163.6	155.8
Prepaid expenses and other current assets	58.7	45.4
Receivables from related parties	11.0	4.1
Total current assets	332.6	339.2
Property and equipment, net	170.7	173.0
Computer software, net	432.7	450.0
Other intangible assets, net	265.3	299.5
Goodwill	2,306.8	2,303.8
Other non-current assets	211.1	196.5
Total assets	$3,719.2	$3,762.0
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable and other accrued liabilities	$45.8	$55.2
Accrued compensation and benefits	39.1	61.1
Current portion of long-term debt	55.0	63.4
Deferred revenues	47.2	47.4
Total current liabilities	187.1	227.1
Deferred revenues	91.2	77.3
Deferred income taxes	12.4	7.9
Long-term debt, net of current portion	1,499.7	1,506.8
Other non-current liabilities	2.9	3.5
Total liabilities	1,793.3	1,822.6
Commitments and contingencies (Note 6)
Equity:
Class A common stock; $0.0001 par value; 350,000,000 shares authorized; 70,057,538 and 68,867,482 shares issued and outstanding as of June 30, 2017 and 69,091,008 shares issued and outstanding as of December 31, 2016	—	—
Class B common stock; $0.0001 par value; 200,000,000 shares authorized, 84,612,711 and 84,826,282 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	—	—
Preferred stock; $0.0001 par value; 25,000,000 shares authorized; issued and outstanding, none	—	—
Additional paid-in capital	816.5	810.8
Retained earnings	86.1	65.7
Accumulated other comprehensive earnings (loss)	0.1	(0.8)
Treasury stock, 1,190,056 and 0 shares as of June 30, 2017 and December 31, 2016, respectively, at cost	(46.6)	—
Total shareholders' equity	856.1	875.7
Noncontrolling interests	1,069.8	1,063.7
Total equity	1,925.9	1,939.4
Total liabilities and equity	$3,719.2	$3,762.0
See Notes to Condensed Consolidated Financial Statements (Unaudited).

BLACK KNIGHT FINANCIAL SERVICES, INC.
Condensed Consolidated Statements of Earnings and Comprehensive Earnings
(Unaudited)
(In millions, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenues	$262.2	$255.5	$520.3	$497.4
Expenses:
Operating expenses	142.0	144.4	287.5	281.2
Depreciation and amortization	50.1	49.2	102.9	97.4
Transition and integration costs	3.3	1.1	4.5	1.1
Total expenses	195.4	194.7	394.9	379.7
Operating income	66.8	60.8	125.4	117.7
Other income and expense:
Interest expense	(14.0)	(16.9)	(30.7)	(33.7)
Other expense, net	(14.5)	(4.0)	(16.5)	(4.8)
Total other expense, net	(28.5)	(20.9)	(47.2)	(38.5)
Earnings before income taxes	38.3	39.9	78.2	79.2
Income tax expense	9.1	6.7	15.1	12.9
Net earnings	29.2	33.2	63.1	66.3
Less: Net earnings attributable to noncontrolling interests	21.0	21.8	42.7	43.5
Net earnings attributable to Black Knight Financial Services, Inc.	$8.2	$11.4	$20.4	$22.8
Other comprehensive earnings (loss):
Unrealized holding gains (losses), net of tax	1.4	(0.6)	0.6	(1.3)
Reclassification adjustments for losses included in net earnings, net of tax (1)	0.1	0.2	0.2	0.3
Total unrealized gains (losses) on interest rate swaps, net of tax (2)	1.5	(0.4)	0.8	(1.0)
Foreign currency translation adjustment	—	(0.1)	0.1	(0.1)
Other comprehensive earnings (loss)	1.5	(0.5)	0.9	(1.1)
Comprehensive earnings attributable to noncontrolling interests	24.0	21.1	44.3	41.7
Comprehensive earnings	$33.7	$32.0	$65.6	$63.4

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Earnings per share:
Net earnings per share attributable to Black Knight Financial Services, Inc., Class A common shareholders:
Basic	$0.12	$0.17	$0.30	$0.35
Diluted	$0.11	$0.17	$0.29	$0.34
Weighted average shares of Class A common stock outstanding (Note 2):
Basic	67.7	65.9	67.7	65.9
Diluted	153.0	152.7	153.0	152.7
______________________________

(1)
Amounts reclassified to net earnings relate to losses on interest rate swaps and are included in Interest expense on the Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited). Amount is net of income tax expense of less than $0.1 million for the three months ended June 30, 2017 and $0.1 million for the three months ended June 30, 2016. Amount is net of income tax expense of $0.1 million and $0.2 million for the six months ended June 30, 2017 and 2016, respectively.

(2)
Net of income tax expense of $0.9 million and $0.5 million for the three and six months ended June 30, 2017, respectively. Net of income tax benefit of $0.3 million and $0.6 million for the three and six months ended June 30, 2016, respectively.

See Notes to Condensed Consolidated Financial Statements (Unaudited).

BLACK KNIGHT FINANCIAL SERVICES, INC.
Condensed Consolidated Statement of Equity
(Unaudited)
(In millions)

	Class A common stock		Class B common stock					Treasury stock
	Shares	$	Shares	$	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings (loss)	Shares	$	Noncontrolling interests	Total equity
Balance, December 31, 2016	69.1	$—	84.8	$—	$810.8	$65.7	$(0.8)	—	$—	$1,063.7	$1,939.4
Issuance of restricted shares of Class A common stock	0.9	—	—	—	—	—	—	—	—	—	—
Exchange of Class B common stock for Class A common stock	0.2	—	(0.2)	—	—	—	—	—	—	—	—
Tax withholding payments for restricted share vesting	(0.1)	—	—	—	(4.3)	—	—	—	—	—	(4.3)
Purchases of treasury stock	—	—	—	—	—	—	—	(1.2)	(46.6)	—	(46.6)
Equity-based compensation expense	—	—	—	—	10.0	—	—	—	—	—	10.0
Net earnings	—	—	—	—	—	20.4	—	—	—	42.7	63.1
Foreign currency translation adjustment	—	—	—	—	—	—	0.1	—	—	0.1	0.2
Unrealized gain on interest rate swaps	—	—	—	—	—	—	0.8	—	—	1.6	2.4
Tax distributions to members	—	—	—	—	—	—	—	—	—	(38.3)	(38.3)
Balance, June 30, 2017	70.1	$—	84.6	$—	$816.5	$86.1	$0.1	(1.2)	$(46.6)	$1,069.8	$1,925.9

See Notes to Condensed Consolidated Financial Statements (Unaudited).

BLACK KNIGHT FINANCIAL SERVICES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In millions)

	Six months ended June 30,
	2017	2016
Cash flows from operating activities:
Net earnings	$63.1	$66.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	102.9	97.4
Amortization of debt issuance costs, bond premium and original issue discount	1.2	1.4
Loss on extinguishment of debt, net	12.6	—
Deferred income taxes, net	4.5	1.9
Equity-based compensation	10.1	6.1
Changes in assets and liabilities, net of acquired assets and liabilities:
Trade and other receivables, including receivables from related parties	(16.3)	(5.9)
Prepaid expenses and other assets	(15.1)	(16.5)
Deferred contract costs	(25.6)	(28.6)
Deferred revenues	13.7	3.0
Trade accounts payable and other accrued liabilities, including accrued compensation and benefits	(27.7)	(2.7)
Net cash provided by operating activities	123.4	122.4
Cash flows from investing activities:
Additions to property and equipment	(4.0)	(17.4)
Additions to computer software	(26.5)	(22.1)
Business acquisitions, net of cash acquired	—	(150.2)
Net cash used in investing activities	(30.5)	(189.7)
Cash flows from financing activities:
Borrowings	400.0	55.0
Senior Notes redemption	(390.0)	—
Senior Notes redemption fee	(18.8)	—
Debt service payments	(12.0)	(97.0)
Distributions to members	(38.3)	(48.5)
Purchases of treasury stock	(46.6)	—
Capital lease payments	(9.0)	—
Tax withholding payments for restricted share vesting	(4.3)	—
Debt issuance costs	(8.5)	—
Net cash used in financing activities	(127.5)	(90.5)
Net decrease in cash and cash equivalents	(34.6)	(157.8)
Cash and cash equivalents, beginning of period	133.9	186.0
Cash and cash equivalents, end of period	$99.3	$28.2

Supplemental cash flow information:
Interest paid	$(32.6)	$(30.1)
Income taxes paid	$(11.9)	$(12.2)

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
Planned Distribution of FNF's Ownership Interest
On December 7, 2016, we announced that FNF's Board of Directors approved a tax-free plan (the "Distribution Plan") whereby FNF intends to distribute all 83.3 million shares of Black Knight common stock that it currently owns to FNF Group shareholders. We expect the Distribution Plan to be effectuated through four newly-formed corporations, New BKH Corp. ("New BKH"), Black Knight Holdco Corp. ("New Black Knight"), New BKH Merger Sub, Inc. ("Merger Sub One") and BKFS Merger Sub, Inc. ("Merger Sub Two") as follows:

•
Black Knight Holdings, Inc. ("BKHI"), a wholly-owned subsidiary of FNF, will contribute all of its 83.3 million shares of Black Knight Class B common stock and all of its units of BKFS LLC to New BKH in exchange for 100% of the shares of New BKH common stock;

BLACK KNIGHT FINANCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

•	Following which BKHI will convert into a limited liability company and will then distribute to FNF all of the shares of New BKH common stock held by BKHI;

•
Immediately thereafter, FNF will distribute the shares of New BKH common stock to its shareholders (the "Spin-off"), provided that such distribution shall be subject to the conversion of such shares of New BKH common stock into shares of New Black Knight common stock.

•	Immediately following the Spin-off, Merger Sub One will merge with and into New BKH (the "New BKH merger").

•
In the New BKH merger, each outstanding share of New BKH common stock (other than shares owned by New BKH) will be exchanged for one share of New Black Knight common stock. New BKH shares owned by New BKH immediately prior to the New BKH merger shall be canceled for no consideration.

•	Immediately following the New BKH merger, Merger Sub Two will merge with and into Black Knight (the "BKFS merger").

•
In the BKFS merger, each outstanding share of Black Knight Class A common stock (other than shares owned by Black Knight) will be exchanged for one share of New Black Knight common stock. Black Knight Class A shares owned by Black Knight immediately prior to the BKFS merger shall be canceled for no consideration; and

•	New Black Knight will be the public company following the completion of the distribution and mergers.
The Distribution Plan is subject to the filing and acceptance of registration statements relating to the Black Knight spin-off with the SEC; Black Knight shareholder approval; and other customary closing conditions.
Significant progress was made on the planned distribution of FNF's ownership interest in Black Knight during the second quarter, with several milestones achieved. FNF announced the receipt of the private letter ruling from the Internal Revenue Service ("IRS") approving certain aspects relating to the tax-free spin-off of the Black Knight shares on May 10, 2017, formal agreements with FNF were signed on June 8, 2017, preliminary Registration Statements on Forms S-4 and S-1 were filed with the SEC on June 13, 2017 and June 21, 2017, respectively, comments from the SEC were received on July 10, 2017 and Amendment No. 1 to Forms S-1 and S-4 were filed with the SEC on July 18, 2017. Once the SEC declares the Registration Statements on Forms S-1 and S-4 effective, the proxy statement/prospectus will be mailed to shareholders and the shareholder vote will be held at the earliest twenty business days after the mailing. We still expect a third quarter closing for the distribution.
Realignment of Property Insight
Effective January 1, 2017, Property Insight, LLC ("Property Insight"), a Black Knight subsidiary that provides information used by title insurance underwriters, title agents and closing attorneys to source and underwrite title insurance for real property sales and transfer, realigned its commercial relationship with FNF. In connection with the realignment, Property Insight employees responsible for title plant posting and maintenance were transferred to FNF. Under the new commercial arrangement, Black Knight continues to own the title plant technology and retains sales responsibility for third parties, other than FNF. As a result of the realignment, Black Knight no longer recognizes revenues or expenses related to title plant posting and maintenance, but charges FNF a license fee for use of the technology to access and maintain the title plant data. This transaction did not result in any gain or loss.
Share Repurchase Program
On January 31, 2017, our Board of Directors authorized a three-year share repurchase program, effective February 3, 2017, under which the Company may repurchase up to 10 million shares of its Class A common stock. The timing and volume of share repurchases will be determined by our management based on ongoing assessments of the capital needs of the business, the market price of Black Knight common stock and general market conditions. The repurchase program authorizes us to purchase Black Knight common stock from time to time through February 2, 2020, through open market purchases, negotiated transactions or other means, in accordance with applicable securities laws and other restrictions. During the three months ended June 30, 2017, we repurchased approximately 1.2 million shares of our Class A common stock for $46.6 million, or an average of $39.18 per share. At the end of the second quarter, we had approximately 8.8 million shares remaining under our share repurchase program.
THL Secondary Offering
On May 8, 2017, Black Knight announced the pricing of an underwritten secondary offering of 5,000,000 shares of its Class A common stock (the “Offering”) by affiliates of Thomas H. Lee Partners, L.P. (“THL”) pursuant to a shelf registration statement on Form S-3 filed with the SEC on May 8, 2017. Affiliates of THL in the Offering granted the underwriter an option to purchase up to 750,000 additional shares (the “Overallotment Option"). The Offering closed on May 12, 2017, and the full exercise of the Overallotment Option closed on May 18, 2017. The Company did not sell any shares and did not receive any proceeds related to

BLACK KNIGHT FINANCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

the Offering or Overallotment Option. See Note 3 — Related Party Transactions for the change in ownership percentages related to these transactions.
Reclassifications
Certain reclassifications have been made in the 2016 Condensed Consolidated Financial Statements (Unaudited) to conform to the classifications used in 2017. These reclassifications have not changed previously reported Net earnings or Total equity.
Cash and Cash Equivalents
Cash and cash equivalents include the following (in millions):

	June 30, 2017	December 31, 2016
Unrestricted:
Cash	$85.1	$129.8
Cash equivalents	12.2	1.8
Total unrestricted cash and cash equivalents	97.3	131.6
Restricted cash equivalents (1)	2.0	2.3
Total cash and cash equivalents	$99.3	$133.9
_______________
(1) Restricted cash equivalents relate to our subsidiary, I-Net Reinsurance Limited, and are held in trust until the final reinsurance policy is canceled.
Trade Receivables, Net
A summary of Trade receivables, net of allowance for doubtful accounts, as of June 30, 2017 and December 31, 2016 is as follows (in millions):

	June 30, 2017	December 31, 2016
Trade receivables — billed	$123.4	$115.4
Trade receivables — unbilled	42.5	42.6
Total trade receivables	165.9	158.0
Allowance for doubtful accounts	(2.3)	(2.2)
Total trade receivables, net	$163.6	$155.8

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
The gross value of assets subject to capital leases was $8.4 million (net of imputed interest of $0.1 million) and $10.0 million (net of imputed interest of $0.1 million) as of June 30, 2017 and December 31, 2016, respectively, and is included in Property and equipment, net on the Condensed Consolidated Balance Sheets (Unaudited). The remaining capital lease obligation of $4.4 million and $5.0 million as of June 30, 2017 and December 31, 2016, respectively, is included in Trade accounts payable and other accrued liabilities on the Condensed Consolidated Balance Sheets (Unaudited). The non-cash investing and financing activity for the six months ended June 30, 2017 and 2016 was $4.4 million and $10.0 million, respectively, and relates to the unpaid portion of the capital lease obligation.

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
Depreciation and Amortization
Depreciation and amortization on the Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited) include the following (in millions):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Property and equipment	$7.3	$7.3	$14.4	$14.2
Computer software	20.7	18.6	41.2	36.9
Other intangible assets	17.0	17.9	34.0	35.7
Deferred contract costs	5.1	5.4	13.3	10.6
Total	$50.1	$49.2	$102.9	$97.4
Deferred contract costs amortization for the six months ended June 30, 2017 includes accelerated amortization of $3.3 million recorded in the first quarter related to certain deferred implementation costs.
Transition and Integration Costs
Transition and integration costs during the three and six months ended June 30, 2017 primarily represent legal and professional fees related to the planned distribution of FNF's ownership interest in Black Knight. Transition and integration costs during the three and six months ended June 30, 2016 primarily represent acquisition-related costs.
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
During the second quarter, we continued our assessment with increased focus on more detailed contract reviews and further identification of data and disclosure requirements, including the effect on our processes, accounting system and design of internal controls.
We continue to assess whether ASC 606 will result in a change in the number of distinct performance obligations within our contractual arrangements for set up and implementation services, which may affect the timing of revenue recognition. Additionally, as ASU 2014-09 includes new accounting principles related to the deferral and amortization of contract acquisition and fulfillment costs, we are evaluating if this will result in any effect to our current capitalization and deferral policies. Based on our initial assessment, we do not expect a significant change to our current practice for capitalizing such costs; however, in certain instances

BLACK KNIGHT FINANCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

ASC 606 may result in a change to the related amortization period. Further, we continue to analyze our term license arrangements across our segments to determine the effect of any changes in revenue recognition treatment. Under ASC 606, we would generally be required to recognize term license revenues upfront at time of delivery rather than ratably over the related contract period. While our assessment of whether the term license is distinct in certain instances based on the nature of the contract is still ongoing, we have identified circumstances where the promised software license and ongoing services are not distinct from each other. In these scenarios, the timing of revenue recognition will be over time, which is consistent with the treatment under the current revenue recognition standard.
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
Other Accounting Pronouncements
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU provides clarity and reduces both diversity in practice and cost and complexity when applying the guidance in Topic 718 to a change to the terms or conditions of a share-based payment award. This update provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This ASU is effective prospectively in fiscal years beginning after December 15, 2017 with early adoption permitted.  We do not expect this update to have a material effect on our results of operations or our financial position.
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
For the periods presented, potentially dilutive securities include unvested restricted stock awards and the shares of Class B common stock. The numerator in the diluted net earnings per share calculation is adjusted to reflect our income tax expense at an expected effective tax rate assuming the conversion of the shares of Class B common stock into shares of Class A common stock on a one-for-one basis. The expected effective tax rate for the three and six months ended June 30, 2017 was 54.6% and 43.4%, respectively, including certain discrete items recorded during the second quarter. The estimated effective tax rate during the three and six months ended June 30, 2016 was 35.2% and 35.3%, respectively. The denominator includes approximately 84.7 million and 84.8 million shares of Class B common stock outstanding for the three and six months ended June 30, 2017, respectively, and approximately 84.8 million shares for the three and six months ended June 30, 2016. The denominator also includes the dilutive effect of approximately 0.6 million and 0.5 million shares of unvested restricted shares of Class A common stock for the three and six months ended June 30, 2017, respectively, and approximately 2.0 million shares for the three and six months ended June 30, 2016.
The shares of Class B common stock do not share in the earnings or losses of Black Knight and are, therefore, not participating securities. Accordingly, basic and diluted net earnings per share of Class B common stock have not been presented.

BLACK KNIGHT FINANCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Basic:
Net earnings attributable to Black Knight	$8.2	$11.4	$20.4	$22.8
Shares used for basic net earnings per share:
Weighted average shares of Class A common stock outstanding	67.7	65.9	67.7	65.9
Basic net earnings per share	$0.12	$0.17	$0.30	$0.35

Diluted:
Earnings before income taxes	$38.3	$39.9	$78.2	$79.2
Income tax expense excluding the effect of noncontrolling interests	20.9	14.0	33.9	28.0
Net earnings	$17.4	$25.9	$44.3	$51.2
Shares used for diluted net earnings per share:
Weighted average shares of Class A common stock outstanding	67.7	65.9	67.7	65.9
Dilutive effect of unvested restricted shares of Class A common stock	0.6	2.0	0.5	2.0
Weighted average shares of Class B common stock outstanding	84.7	84.8	84.8	84.8
Weighted average shares of common stock, diluted	153.0	152.7	153.0	152.7
Diluted net earnings per share	$0.11	$0.17	$0.29	$0.34
(3)    Related Party Transactions
We are party to certain related party agreements, including those with FNF and THL. The following table sets forth the ownership interests of FNF, THL and other holders of Black Knight common stock (shares in millions):

	June 30, 2017		December 31, 2016
	Shares	Ownership Percentage	Shares	Ownership Percentage
Class A common stock:
THL and its affiliates	33.8	22.0%	39.3	25.5%
Restricted shares	1.9	1.3%	2.9	1.9%
Other, including those publicly traded	33.2	21.6%	26.9	17.5%
Total shares of Class A common stock	68.9	44.9%	69.1	44.9%
Class B common stock:
FNF subsidiary	83.3	54.3%	83.3	54.1%
THL and its affiliates	1.3	0.8%	1.5	1.0%
Total shares of Class B common stock	84.6	55.1%	84.8	55.1%
Total common stock outstanding	153.5	100.0%	153.9	100.0%
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

BLACK KNIGHT FINANCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

A detail of the revenues and expenses, net from FNF is set forth in the table below (in millions). The decrease in Revenues from the prior year period are primarily the result of the Property Insight realignment as described in Note 1 — Basis of Presentation.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenues	$17.2	$17.8	$29.4	$34.2
Operating expenses	3.1	4.3	6.4	7.7
Guarantee fee	0.2	1.0	1.2	2.0
We paid to FNF a guarantee fee of 1.0% of the outstanding principal of the Senior Notes (as defined in Note 4 — Long-Term Debt) in exchange for the ongoing guarantee by FNF of the Senior Notes. The guarantee fee is included in Interest expense on the Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited). On April 26, 2017, the Senior Notes were redeemed (see Note 4 — Long-Term Debt for further information), and we are no longer required to pay a guarantee fee.
FNF subsidiaries held $49.0 million and $49.3 million as of June 30, 2017 and December 31, 2016, respectively, of principal amount of our Term B Loan (as defined in Note 4 — Long-Term Debt) from our credit agreement dated May 27, 2015, as amended.
THL
Two managing directors of THL currently serve on our Board of Directors. We purchase software and systems services from certain entities over which THL exercises control.
A detail of the expenses, net from THL is set forth in the table below (in millions):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Operating expenses	$0.1	$0.4	$0.2	$0.8
Software and software-related purchases	—	0.2	—	1.1
Certain affiliates of THL held $39.4 million of principal amount of our Term B Loan (as defined in Note 4 — Long-Term Debt) as of December 31, 2016 from our credit agreement dated May 27, 2015. They did not hold any of our debt as of June 30, 2017.
Revenues and Expenses
A detail of related party items included in Revenues is as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Data and analytics services	$8.3	$11.5	$12.7	$21.9
Servicing, origination and default technology services	8.9	6.3	16.7	12.3
Total related party revenues	$17.2	$17.8	$29.4	$34.2
A detail of related party items included in Operating expenses (net of expense reimbursements) is as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Data entry, indexing services and other operating expenses	$1.1	$2.6	$2.5	$4.9
Corporate services	2.5	2.9	5.0	5.2
Technology and corporate services	(0.4)	(0.8)	(0.9)	(1.6)
Total related party expenses, net	$3.2	$4.7	$6.6	$8.5
Additionally, related party prepaid fees were less than $0.1 million as of June 30, 2017 and $0.1 million as of December 31, 2016. These fees are included in Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets (Unaudited). Finally, related party deferred revenues were $1.9 million as of June 30, 2017, which are included in current Deferred revenues on the Condensed Consolidated Balance Sheets (Unaudited).
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
(4)        Long-Term Debt
Long-term debt consisted of the following (in millions):

	June 30, 2017				December 31, 2016
	Principal	Debt Issuance Costs	Discount	Total	Principal	Debt Issuance Costs	Premium (Discount)	Total
Term A Loan	$1,030.0	$(8.2)	$—	$1,021.8	$740.0	$(7.0)	$—	$733.0
Term B Loan	392.0	(2.7)	(1.6)	387.7	394.0	(3.4)	(0.8)	389.8
Revolving Credit Facility	150.0	(4.8)	—	145.2	50.0	(3.7)	—	46.3
Senior Notes, issued at par	—	—	—	—	390.0	—	11.1	401.1
Total long-term debt	1,572.0	(15.7)	(1.6)	1,554.7	1,574.0	(14.1)	10.3	1,570.2
Less: Current portion of long-term debt	55.5	(0.5)	—	55.0	64.0	(0.6)	—	63.4
Long-term debt, net of current portion	$1,516.5	$(15.2)	$(1.6)	$1,499.7	$1,510.0	$(13.5)	$10.3	$1,506.8
Principal maturities as of June 30, 2017 for each of the next five years and thereafter are as follows (in millions):

2017 (remaining)	$27.8
2018	55.5
2019	81.3
2020	107.0
2021	132.7
Thereafter	1,167.7
Total	$1,572.0
Scheduled maturities noted above exclude the effect of the debt issuance costs of $15.7 million as well as $1.6 million net unamortized debt premium.
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
As of June 30, 2017, the Term A Loan and the Revolving Credit Facility bear interest at the Eurodollar rate plus a margin of 175 basis points, and the Term B Loan bears interest at the Eurodollar rate plus a margin of 225 basis points, subject to a Eurodollar rate floor of 75 basis points. As of June 30, 2017, we have $350.0 million capacity on the Revolving Credit Facility and pay an unused commitment fee of 25 basis points. During the six months ended June 30, 2017, there were $100.0 million of incremental borrowings and no payments on our Revolving Credit Facility and $55.0 million of borrowings and $75.0 million of payments during the six months ended June 30, 2016. As of June 30, 2017, the interest rates on the Term A Loan, Term B Loan and Revolving Credit Facility were 3.00%, 3.50% and 3.00%, respectively.
Term B Loan Repricing
On February 27, 2017, BKIS entered into a First Amendment to Credit and Guaranty Agreement (the "Credit Agreement First Amendment") with JPMorgan Chase Bank, N.A. as administrative agent. Pursuant to the Credit Agreement First Amendment, the

BLACK KNIGHT FINANCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Term B Loan bears interest at rates based upon, at the option of BKIS, either (i) the base rate plus a margin of 125 basis points, or (ii) the Eurodollar rate plus a margin of 225 basis points, subject to a Eurodollar rate floor of 75 basis points. The Term B Loan matures on May 27, 2022. In addition, the Credit Agreement First Amendment permits the Distribution Plan. The amount included in Other expense, net on the Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited) related to the Term B Loan repricing was $1.1 million.
Term A Loan and Revolver Refinancing
On April 26, 2017, BKIS entered into a Second Amendment to Credit and Guaranty Agreement (the “Credit Agreement Second Amendment”) with the JPMorgan Chase Bank, N.A. as administrative agent, the guarantors party thereto, the other agents party thereto and the lenders party thereto. The Credit Agreement Second Amendment increases (i) the aggregate principal amount of the Term A Loan by $300.0 million to $1,030.0 million and (ii) the aggregate principal amount of commitments under the Revolving Credit Facility by $100.0 million to $500.0 million. The Credit Agreement Second Amendment also reduces the pricing applicable to the loans under the Term A Loan and Revolving Credit Facility by 25 basis points and reduces the unused commitment fee applicable to the Revolving Credit Facility by 5 basis points. The Term A Loan and Revolving Credit Facility bear interest at rates based upon, at the option of BKIS, either (i) the base rate plus a margin of between 25 and 100 basis points depending on the total leverage ratio of BKFS LLC and its restricted subsidiaries on a consolidated basis (the “Consolidated Leverage Ratio”) and (ii) the Eurodollar rate plus a margin of between 125 and 200 basis points depending on the Consolidated Leverage Ratio, subject to a Eurodollar rate floor of zero basis points. In addition, BKIS will pay an unused commitment fee of between 15 and 30 basis points on the undrawn commitments under the Revolving Credit Facility, also depending on the Consolidated Leverage Ratio. Pursuant to the terms of the Credit Agreement Second Amendment, the Term A Loan and the Revolving Credit Facility mature on February 25, 2022. The amount included in Other expense, net on the Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited) related to the Term A Loan and Revolving Credit Facility refinancing was $3.3 million.
Senior Notes
Through April 25, 2017, BKIS had 5.75% Senior Notes, interest paid semi-annually, which were scheduled to mature on April 15, 2023 (the "Senior Notes"). The Senior Notes were senior unsecured obligations, registered under the Securities Act and contained customary affirmative, negative and financial covenants, and events of default for indebtedness of this type (with grace periods, as applicable, and lender remedies). On April 26, 2017, we redeemed the outstanding Senior Notes at a price of 104.825% (the "Redemption") and paid $0.7 million in accrued interest. The amount included in Other expense, net on the Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited) related to the Senior Notes redemption was $8.2 million.
Fair Value of Long-Term Debt
The fair value of our Facilities approximates their carrying value at June 30, 2017. The fair value of our Facilities is based upon established market prices for the securities using level 2 inputs.
Interest Rate Swaps
On March 7, 2017, we entered into an interest rate swap agreement to hedge forecasted monthly interest rate payments on $200.0 million of our floating rate debt (the "March 2017 Swap Agreement"). Under the terms of the March 2017 Swap Agreement, we receive payments based on the 1-month LIBOR rate (equal to 1.25% as of June 30, 2017) and pay a fixed rate of 2.08%. The effective term for the March 2017 Swap Agreement is March 31, 2017 through March 31, 2022.
On January 20, 2016, we entered into two interest rate swap agreements to hedge forecasted monthly interest rate payments on $400.0 million of our floating rate debt ($200.0 million notional value each) (the "January 2016 Swap Agreements", and together with the March 2017 Swap Agreement, the "Swap Agreements"). Under the terms of the January 2016 Swap Agreements, we receive payments based on the 1-month LIBOR rate (equal to 1.25% as of June 30, 2017) and pay a weighted average fixed rate of 1.01%. The effective term for the January 2016 Swap Agreements is February 1, 2016 through January 31, 2019.
We entered into the Swap Agreements to convert a portion of the interest rate exposure on our floating rate debt from variable to fixed. We designated these Swap Agreements as cash flow hedges. A portion of the amount included in Accumulated other comprehensive earnings (loss) is reclassified into Interest expense as a yield adjustment as interest payments are made on the hedged debt. The fair value of our Swap Agreements is based upon level 2 inputs. We have considered our own credit risk when determining the fair value of our Swap Agreements.

BLACK KNIGHT FINANCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

The estimated fair values of our Swap Agreements are as follows (in millions):

Balance Sheet Account	June 30, 2017	December 31, 2016
Other non-current assets	$2.8	$—
Other non-current liabilities	$2.1	$2.2
As of June 30, 2017, a cumulative gain of $0.3 million ($0.2 million net of tax) is reflected in Accumulated other comprehensive earnings (loss), and a cumulative gain of $0.4 million is reflected in Noncontrolling interests. As of December 31, 2016, a cumulative loss of $1.0 million ($0.6 million net of tax) is reflected in Accumulated other comprehensive earnings (loss), and a cumulative loss of $1.2 million is reflected in Noncontrolling interests. Below is a summary of the effect of derivative instruments on amounts recognized in Other comprehensive earnings (loss) ("OCE") on the accompanying Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited) for the three months ended June 30, 2017 and 2016 (in millions):

	Three months ended June 30, 2017		Three months ended June 30, 2016
	Amount of Gain Recognized in OCE	Amount of Loss Reclassified from Accumulated OCE into Net earnings	Amount of Gain (Loss) Recognized in OCE	Amount of Loss Reclassified from Accumulated OCE into Net earnings
Swap agreements
Attributable to noncontrolling interests	$2.8	$0.2	$(1.0)	$0.3
Attributable to Black Knight Financial Services, Inc.	1.4	0.1	(0.6)	0.2
Total	$4.2	$0.3	$(1.6)	$0.5
Below is a summary of the effect of derivative instruments on amounts recognized in other comprehensive earnings ("OCE") on the accompanying Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited) for the six months ended June 30, 2017 and 2016 (in millions):

	Six months ended June 30, 2017		Six months ended June 30, 2016
	Amount of Gain Recognized in OCE	Amount of Loss Reclassified from Accumulated OCE into Net earnings	Amount of Loss Recognized in OCE	Amount of Loss Reclassified from Accumulated OCE into Net earnings
Swap agreements
Attributable to noncontrolling interests	$1.2	$0.4	$(2.3)	$0.5
Attributable to Black Knight Financial Services, Inc.	0.6	0.2	(1.3)	0.3
Total	$1.8	$0.6	$(3.6)	$0.8
Approximately $0.3 million ($0.2 million net of tax) of the balance in Accumulated other comprehensive earnings (loss) and Noncontrolling interests as of June 30, 2017 is expected to be reclassified into Interest expense over the next 12 months.
It is our policy to execute such instruments with credit-worthy banks and not to enter into derivative financial instruments for speculative purposes. As of June 30, 2017, we believe our interest rate swap counterparties will be able to fulfill their obligations under our agreements, and we believe we will have debt outstanding through the various expiration dates of the swaps such that the occurrence of future cash flow hedges remains probable.
(5)        Income Taxes
As of June 30, 2017 and December 31, 2016, we had no uncertain tax positions. We record interest and penalties related to income taxes, if any, as a component of Income tax expense. Our effective tax rate for the three months ended June 30, 2017 and 2016 was 23.8% and 16.8%, respectively, and 19.3% and 16.3% for the six months ended June 30, 2017 and 2016, respectively. These rates are lower than the typical federal and state statutory rate because of the effect of our noncontrolling interests. The increase in the effective tax rate for the three and six months ended June 30, 2017 is primarily driven by the resolution of a legacy tax matter, partially offset by the effect on adoption of ASU 2016-09 related to the income tax effects of awards that vested.

BLACK KNIGHT FINANCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Tax Distributions
The taxable income of BKFS LLC is allocated to its members, including Black Knight, and the members are required to reflect on their own income tax returns the items of income, gain, deduction and loss and other tax items of BKFS LLC that are allocated to them. BKFS LLC makes tax distributions to its members in order to enable them to pay taxes on their allocable share of BKFS LLC's taxable income. Tax distributions are calculated based on allocations of income to a member for a particular taxable year without taking into account any losses allocated to the member in a prior taxable year. This practice is consistent with IRS regulations. Subject to certain reductions, tax distributions are generally made based on an assumed tax rate equal to the highest combined marginal federal, state and local income tax rate applicable to a U.S. corporation. BKFS LLC made tax distributions of $38.3 million and $48.5 million during the six months ended June 30, 2017 and 2016, respectively.
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

BLACK KNIGHT FINANCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Restricted stock transactions in 2017 are as follows:

	Shares	Weighted Averaged Grant Date Fair Value
Balance, December 31, 2016	2,908,374	*
Granted	884,570	$37.90
Forfeited	(19,163)	$29.35
Vested	(1,840,719)	*
Balance, June 30, 2017	1,933,062	*
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

Equity-based compensation expense was $4.9 million and $3.4 million for the three months ended June 30, 2017 and 2016, respectively, and $10.1 million and $6.1 million for the six months ended June 30, 2017 and 2016, respectively. These expenses are included in Operating expenses in the Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited).
Total unrecognized compensation cost was $47.9 million as of June 30, 2017 and is expected to be recognized over a weighted average period of approximately 2.9 years.
(8)    Segment Information
ASC Topic 280, Segment Reporting ("ASC 280") establishes standards for reporting information about segments and requires that a public business enterprise reports financial and descriptive information about its segments. Segments are components of an enterprise for which separate financial information is available and are evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. Black Knight’s chief executive officer is identified as the CODM as defined by ASC 280. To align with the internal management of our business operations based on service offerings, our business is organized into two segments:

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

Separate discrete financial information is available for these two segments and the operating results of each segment are regularly evaluated by the CODM in order to assess performance and allocate resources. We use EBITDA as the primary profitability measure for making decisions regarding ongoing operations. EBITDA is earnings before Interest expense, Income tax expense and Depreciation and amortization. We do not allocate Interest expense, Other expense, net, Income tax expense, equity-based compensation and certain other items, such as purchase accounting adjustments and acquisition-related costs to the segments, since these items are not considered in evaluating the segments' overall operating performance.

BLACK KNIGHT FINANCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Summarized financial information concerning our segments is shown in the tables below (in millions):

	Three months ended June 30, 2017
	Technology	Data and Analytics	Corporate and Other		Total
Revenues	$220.5	$42.9	$(1.2)	(1)	$262.2
Expenses:
Operating expenses	91.0	33.0	18.0		142.0
Transition and integration costs	—	—	3.3		3.3
EBITDA	129.5	9.9	(22.5)		116.9
Depreciation and amortization	23.5	3.8	22.8	(2)	50.1
Operating income (loss)	106.0	6.1	(45.3)		66.8
Interest expense					(14.0)
Other expense, net					(14.5)
Earnings before income taxes					38.3
Income tax expense					9.1
Net earnings					$29.2
_______________________________________________________

(1)	Revenues for Corporate and Other represent deferred revenue purchase accounting adjustments recorded in accordance with GAAP.

(2)
Depreciation and amortization for Corporate and Other primarily represents net incremental depreciation and amortization adjustments associated with the application of purchase accounting recorded in accordance with GAAP.

	Three months ended June 30, 2016
	Technology	Data and Analytics	Corporate and Other		Total
Revenues	$213.2	$44.3	$(2.0)	(1)	$255.5
Expenses:
Operating expenses	90.3	37.5	16.6		144.4
Transition and integration costs	—	—	1.1		1.1
EBITDA	122.9	6.8	(19.7)		110.0
Depreciation and amortization	25.8	2.3	21.1	(2)	49.2
Operating income (loss)	97.1	4.5	(40.8)		60.8
Interest expense					(16.9)
Other expense, net					(4.0)
Earnings before income taxes					39.9
Income tax expense					6.7
Net earnings					$33.2
_______________________________________________________

(1)	Revenues for Corporate and Other represent deferred revenue purchase accounting adjustments recorded in accordance with GAAP.

(2)
Depreciation and amortization for Corporate and Other primarily represents net incremental depreciation and amortization adjustments associated with the application of purchase accounting recorded in accordance with GAAP.

BLACK KNIGHT FINANCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

	Six months ended June 30, 2017
	Technology	Data and Analytics	Corporate and Other		Total
Revenues	$441.1	$81.8	$(2.6)	(1)	$520.3
Expenses:
Operating expenses	184.7	66.5	36.3		287.5
Transition and integration costs	—	—	4.5		4.5
EBITDA	256.4	15.3	(43.4)		228.3
Depreciation and amortization	50.6	7.3	45.0	(2)	102.9
Operating income (loss)	205.8	8.0	(88.4)		125.4
Interest expense					(30.7)
Other expense, net					(16.5)
Earnings before income taxes					78.2
Income tax expense					15.1
Net earnings					$63.1

Balance sheet data:
Total assets	$3,182.2	$352.6	$184.4		$3,719.2
Goodwill	$2,115.0	$191.8	$—		$2,306.8
_______________________________________________________

(1)	Revenues for Corporate and Other represent deferred revenue purchase accounting adjustments recorded in accordance with GAAP.

(2)
Depreciation and amortization for Corporate and Other primarily represents net incremental depreciation and amortization adjustments associated with the application of purchase accounting recorded in accordance with GAAP.

	Six months ended June 30, 2016
	Technology	Data and Analytics	Corporate and Other		Total
Revenues	$415.6	$86.1	$(4.3)	(1)	$497.4
Expenses:
Operating expenses	177.3	72.5	31.4		281.2
Transition and integration costs	—	—	1.1		1.1
EBITDA	238.3	13.6	(36.8)		215.1
Depreciation and amortization	51.2	4.4	41.8	(2)	97.4
Operating income (loss)	187.1	9.2	(78.6)		117.7
Interest expense					(33.7)
Other expense, net					(4.8)
Earnings before income taxes					79.2
Income tax expense					12.9
Net earnings					$66.3

Balance sheet data:
Total assets	$3,240.8	$352.9	$110.1		$3,703.8
Goodwill	$2,106.1	$191.5	$—		$2,297.6
_______________________________________________________

(1)	Revenues for Corporate and Other represent deferred revenue purchase accounting adjustments recorded in accordance with GAAP.

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

•	our ability to successfully achieve the conditions to and consummate the tax-free spin-off of Black Knight from Fidelity National Financial, Inc. ("FNF");

•	uncertainties as to the timing of the spin-off of Black Knight from FNF and any costs, expenses and utilization of resources relating thereto;

•	the risk of shareholder litigation in connection with the spin-off;

•	diversion of Black Knight management's time and attention in connection with the spin-off;

•	security breaches against our information systems;

•	our ability to maintain and grow our relationships with our customers;

•	changes to the laws, rules and regulations that affect our and our customers' businesses;

•	our ability to adapt our services to changes in technology or the marketplace;

•	the effect of any potential defects, development delays, installation difficulties or system failures on our business and reputation;

•	changes in general economic, business, regulatory and political conditions, particularly as they affect the mortgage industry;

•	risks associated with the availability of data;

•	the effects of our substantial leverage on our ability to make acquisitions and invest in our business;

•	risks associated with our structure and status as a "controlled company";

•	our ability to successfully integrate strategic acquisitions; and

•
other risks and uncertainties detailed in the "Statement Regarding Forward-Looking Information," "Risk Factors" and other sections of our Annual Report on Form 10-K for the year ended December 31, 2016 and other filings with the Securities and Exchange Commission ("SEC").

The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 24, 2017.
History
Black Knight, a majority-owned subsidiary of FNF, is a holding company that conducts business through our interest in Black Knight Financial Services, LLC ("BKFS LLC"). Through its subsidiaries, BKFS LLC is a leading provider of integrated technology, workflow automation, data and analytics to the mortgage and real estate industries. Our solutions facilitate and automate many of the mission-critical business processes across the entire mortgage loan life cycle, from origination until asset disposition. We believe we differentiate ourselves by the breadth and depth of our comprehensive, integrated solutions and the insight we provide to our clients.
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
The table below summarizes active first and second lien mortgages on our mortgage servicing platform (in millions) and the related market data (in millions), reflecting our leadership in the mortgage servicing technology market:

	First lien mortgages				Second lien mortgages
	as of June 30,				as of June 30,
	2017		2016		2017		2016
Active loans	31.4		31.3		2.0		1.1
Market size	50.8	(1)	50.7	(1)	15.4	(2)	15.8	(2)
Market share	62%		62%		13%		7%
_______________________________________________________

(1)	According to the May Black Knight Mortgage Monitor Report as of May 31, 2017 and 2016 for U.S. first lien mortgages.

(2)	According to the May 2017 Equifax National Consumer Credit Trends Report as of March 31, 2017 and June 30, 2016 for U.S. second lien mortgages.
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

We offer our solutions to a wide range of clients across the mortgage and real estate industries. The quality and breadth of our solutions contribute to the long-standing nature of our relationships with our clients, the majority of whom enter into long-term contracts across multiple products that are embedded in their mission critical workflow and decision processes. Given the contractual nature of our revenues and stickiness of our client relationships, our revenues are highly visible and recurring in nature. Due to our integrated suite of solutions and our scale in the mortgage market, we are able to drive significant operating leverage, which we believe enables our clients to operate more efficiently while allowing us to generate strong margins and cash flow.
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

•
Evolving regulation. Most U.S. mortgage market participants have become subject to increased regulatory oversight and regulatory requirements as federal and state governments have enacted various new laws, rules and regulations. One example of such legislation is the Dodd-Frank Act, which contained broad changes for many sectors of the financial services and lending industries and established the CFPB, the federal regulatory agency responsible for regulating consumer financial protection within the United States. It is our experience that mortgage lenders have become more focused on minimizing the risk of non-compliance with these evolving regulations and are looking toward technologies and solutions that help them comply with the increased regulatory oversight and requirements.

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

Mortgage Originations
Our various businesses are affected differently by the level of mortgage originations, including refinancing transactions. Our mortgage servicing platform is minimally affected by varying levels of mortgage originations because it earns revenues based on the total number of mortgage loans it processes, which tend to stay more constant than the market for originations. Our origination technology and some of our data businesses may be affected by the volume of real estate transactions and mortgage originations, but many of our client contracts for origination technology contain minimum charges.
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
Planned Distribution of FNF's Ownership Interest
On December 7, 2016, we announced that FNF's Board of Directors approved a tax-free plan (the "Distribution Plan") whereby FNF intends to distribute all 83.3 million shares of Black Knight common stock that it currently owns to FNF Group shareholders as described in Note 1 to the Notes to Condensed Consolidated Financial Statements (Unaudited).
The Distribution Plan is subject to the filing and acceptance of registration statements relating to the Black Knight spin-off with the SEC; Black Knight shareholder approval; and other customary closing conditions.
Significant progress was made on the planned distribution of FNF's ownership interest in Black Knight during the second quarter, with several milestones achieved. FNF announced the receipt of the private letter ruling from the Internal Revenue Service approving certain aspects relating to the tax-free spin-off of the Black Knight shares on May 10, 2017, formal agreements with FNF were signed on June 8, 2017, preliminary Registration Statements on Forms S-4 and S-1 were filed with the SEC on June 13, 2017 and June 21, 2017, respectively, comments from the SEC were received on July 10, 2017 and Amendment No. 1 to Forms S-1 and S-4 were filed with the SEC on July 18, 2017. Once the SEC declares the Registration Statements on Forms S-1 and S-4 effective, the proxy statement/prospectus will be mailed to shareholders and the shareholder vote will be held at the earliest twenty business days after the mailing. We still expect a third quarter closing for the distribution.

Realignment of Property Insight
Effective January 1, 2017, Property Insight, LLC ("Property Insight"), a Black Knight subsidiary that provides information used by title insurance underwriters, title agents and closing attorneys to source and underwrite title insurance for real property sales and transfer, realigned its commercial relationship with FNF. In connection with the realignment, Property Insight employees responsible for title plant posting and maintenance were transferred to FNF. Under the new commercial arrangement, Black Knight continues to own the title plant technology and retains sales responsibility for third parties, other than FNF. As a result of the realignment, Black Knight no longer recognizes revenues or expenses related to title plant posting and maintenance, but charges FNF a license fee for use of the technology to access and maintain the title plant data. Had the realignment taken place on January 1, 2016, Black Knight revenues and expenses for 2016 would have been lower by approximately $30 million with essentially no effect to operating income. This transaction did not result in any gain or loss.
Share Repurchase Program
On January 31, 2017, our Board of Directors authorized a three-year share repurchase program, effective February 3, 2017, under which the Company may repurchase up to 10 million shares of its Class A common stock. The timing and volume of share repurchases will be determined by our management based on ongoing assessments of the capital needs of the business, the market price of Black Knight common stock and general market conditions. The repurchase program authorizes us to purchase Black Knight common stock from time to time through February 2, 2020, through open market purchases, negotiated transactions or other means, in accordance with applicable securities laws and other restrictions. During the three months ended June 30, 2017, we repurchased approximately 1.2 million shares of our Class A common stock for $46.6 million, or an average of $39.18 per share. At the end of the second quarter, we had approximately 8.8 million shares remaining under our share repurchase program.
Term B Loan Repricing
On February 27, 2017, Black Knight InfoServ, LLC ("BKIS") entered into a First Amendment to Credit and Guaranty Agreement (the "Credit Agreement First Amendment" or "Term B Loan Repricing") with JPMorgan Chase Bank, N.A. as administrative agent. Pursuant to the Credit Agreement First Amendment, the Term B Loan, as described in Note 4 to the Notes to Condensed Consolidated Financial Statements (Unaudited), bears interest at rates based upon, at the option of BKIS, either (i) the base rate plus a margin of 125 basis points, or (ii) the Eurodollar rate plus a margin of 225 basis points, subject to a Eurodollar rate floor of 75 basis points. The Term B Loan matures on May 27, 2022. In addition, the Credit Agreement First Amendment permits the Distribution Plan.
Debt Refinancing and Senior Notes Redemption
On April 26, 2017, BKIS entered into a Second Amendment to Credit and Guaranty Agreement (the “Credit Agreement Second Amendment”) with the JPMorgan Chase Bank, N.A. as administrative agent, the guarantors party thereto, the other agents party thereto and the lenders party thereto. The Credit Agreement Second Amendment increases (i) the aggregate principal amount of the Term A Loan, as described in Note 4 to the Notes to Condensed Consolidated Financial Statements (Unaudited), by $300.0 million to $1,030.0 million and (ii) the aggregate principal amount of commitments under the Revolving Credit Facility, as described in Note 4 to the Notes to Condensed Consolidated Financial Statements (Unaudited), by $100.0 million to $500.0 million. The Credit Agreement Second Amendment also reduces the pricing applicable to the loans under the Term A Loan and Revolving Credit Facility by 25 basis points and reduces the unused commitment fee applicable to the Revolving Credit Facility by 5 basis points. The Term A Loan and Revolving Credit Facility bear interest at rates based upon, at the option of BKIS, either (i) the base rate plus a margin of between 25 and 100 basis points depending on the total leverage ratio of BKFS LLC and its restricted subsidiaries on a consolidated basis (the “Consolidated Leverage Ratio”) and (ii) the Eurodollar rate plus a margin of between 125 and 200 basis points depending on the Consolidated Leverage Ratio, subject to a Eurodollar rate floor of zero basis points. In addition, BKIS will pay an unused commitment fee of between 15 and 30 basis points on the undrawn commitments under the Revolving Credit Facility, also depending on the Consolidated Leverage Ratio. Pursuant to the terms of the Credit Agreement Second Amendment, the Term A Loan and the Revolving Credit Facility mature on February 25, 2022.
On April 26, 2017, we redeemed the outstanding Senior Notes, as described in Note 4 to the Notes to Condensed Consolidated Financial Statements (Unaudited), at a price of 104.825% (the "Redemption") and paid $0.7 million in accrued interest.
THL Secondary Offering
On May 8, 2017, Black Knight announced the pricing of an underwritten secondary offering of 5,000,000 shares of its Class A common stock (the “Offering”) by affiliates of Thomas H. Lee Partners, L.P. (“THL”) pursuant to a shelf registration statement on Form S-3 filed with the SEC on May 8, 2017. Affiliates of THL in the Offering granted the underwriter an option to purchase up to 750,000 additional shares (the “Overallotment Option"). The Offering closed on May 12, 2017, and the full exercise of the Overallotment Option closed on May 18, 2017. The Company did not sell any shares and did not receive any proceeds related to the Offering or Overallotment Option. See Note 1 to the Notes to Condensed Consolidated Financial Statements (Unaudited) for the change in ownership percentages related to these transactions.
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

•	Adjusted EBITDA - We define Adjusted EBITDA as Net earnings, with adjustments to reflect the addition or elimination of certain income statement items including, but not limited to:

◦	Depreciation and amortization;

◦	Interest expense;

◦	Income tax expense;

◦	Other expense, net;

◦	Loss (gain) from discontinued operations, net of tax;

◦	deferred revenue purchase accounting adjustment recorded in accordance with GAAP;

◦	equity-based compensation, including related payroll taxes;

◦	costs associated with debt and/or equity offerings, including the planned tax-free spin-off of Black Knight from FNF;

◦	spin-off related transition costs; and

◦	acquisition-related costs.
These adjustments are reflected in Corporate and Other.

•	Adjusted EBITDA Margin - Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by Adjusted Revenues.

Consolidated Results of Operations
The following table presents certain financial data for the periods indicated (in millions):
	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenues	$262.2	$255.5	$520.3	$497.4
Expenses:
Operating expenses	142.0	144.4	287.5	281.2
Depreciation and amortization	50.1	49.2	102.9	97.4
Transition and integration costs	3.3	1.1	4.5	1.1
Total expenses	195.4	194.7	394.9	379.7
Operating income	66.8	60.8	125.4	117.7
Operating margin	25.5%	23.8%	24.1%	23.7%
Interest expense	(14.0)	(16.9)	(30.7)	(33.7)
Other expense, net	(14.5)	(4.0)	(16.5)	(4.8)
Earnings before income taxes	38.3	39.9	78.2	79.2
Income tax expense	9.1	6.7	15.1	12.9
Net earnings	$29.2	$33.2	$63.1	$66.3

Key Performance Metrics (Non-GAAP)
Adjusted Revenues	$263.4	$257.5	$522.9	$501.7
Adjusted EBITDA	$126.3	$116.5	$245.7	$226.6
Adjusted EBITDA Margin	47.9%	45.2%	47.0%	45.2%
A reconciliation of the above non-GAAP financial measures to the most directly comparable GAAP financial measures is presented in the tables below (in millions):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenues	$262.2	$255.5	$520.3	$497.4
Deferred revenue purchase accounting adjustment	1.2	2.0	2.6	4.3
Adjusted Revenues	$263.4	$257.5	$522.9	$501.7

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net earnings	$29.2	$33.2	$63.1	$66.3
Depreciation and amortization	50.1	49.2	102.9	97.4
Interest expense	14.0	16.9	30.7	33.7
Income tax expense	9.1	6.7	15.1	12.9
Other expense, net	14.5	4.0	16.5	4.8
EBITDA	116.9	110.0	228.3	215.1
Deferred revenue purchase accounting adjustment	1.2	2.0	2.6	4.3
Equity-based compensation	4.9	3.4	10.3	6.1
Debt and/or equity offering expenses	2.2	0.1	3.4	0.1
Spin-off related transition costs	1.1	—	1.1	—
Acquisition-related costs	—	1.0	—	1.0
Adjusted EBITDA	$126.3	$116.5	$245.7	$226.6
Adjusted EBITDA Margin	47.9%	45.2%	47.0%	45.2%
Revenues
Consolidated Revenues were $262.2 million in the three months ended June 30, 2017 compared to $255.5 million in the 2016 period, an increase of $6.7 million, or 3%. Consolidated Revenues were $520.3 million in the six months ended June 30, 2017 compared to $497.4 million in the 2016 period, an increase of $22.9 million, or 5%. The change in revenues is discussed further at the segment level below.
The following table sets forth revenues by segment for the periods presented (in millions):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Technology	$220.5	$213.2	$441.1	$415.6
Data and Analytics	42.9	44.3	81.8	86.1
Corporate and Other (1)	(1.2)	(2.0)	(2.6)	(4.3)
Total	$262.2	$255.5	$520.3	$497.4
_______________________________________________________

(1)	Revenues for Corporate and Other represent deferred revenue purchase accounting adjustments recorded in accordance with GAAP.
Technology
Revenues were $220.5 million in the three months ended June 30, 2017 compared to $213.2 million in the 2016 period, an increase of $7.3 million, or 3%. Our servicing technology business contributed $12.0 million of this increase, primarily driven by favorable client mix, price increases and higher transactional volumes. Our origination technology business declined $4.7 million, primarily driven by lower consulting revenues and volumes on the Exchange as a result of a decline in refinancing originations, partially offset by the eLynx Holdings, Inc. ("eLynx") acquisition.
Revenues were $441.1 million in the six months ended June 30, 2017 compared to $415.6 million in the 2016 period, an increase of $25.5 million, or 6%. Our servicing technology business contributed $29.5 million of this increase, primarily driven by higher average loan volumes on our servicing platform, which increased 2.8% to 32.6 million average loans, price increases and higher transactional volumes. Our origination technology business declined $4.0 million, primarily driven by lower consulting revenues, volumes on the Exchange as a result of a decline in refinancing originations and client contract termination fees, partially offset by the eLynx acquisition.
Data and Analytics
Revenues were $42.9 million in the three months ended June 30, 2017 compared to $44.3 million in the 2016 period, a decrease of $1.4 million, or 3%. The decrease was driven by the effect of the Property Insight realignment, partially offset by incremental revenues from the Motivity Solutions, Inc. ("Motivity") acquisition and growth in our property data and multiple listing service businesses. Had the realignment taken place on January 1, 2016, Black Knight revenues for the three months ended June 30, 2016 would have been lower by $7.8 million.
Revenues were $81.8 million in the six months ended June 30, 2017 compared to $86.1 million in the 2016 period, a decrease of $4.3 million, or 5%. The decrease was driven by the effect of the Property Insight realignment, partially offset by incremental revenues from the Motivity acquisition and growth in our property data and multiple listing service businesses. Had the realignment taken place on January 1, 2016, Black Knight revenues for the six months ended June 30, 2016 would have been lower by $15.0 million.
Operating Expenses
Consolidated Operating expenses were $142.0 million in the three months ended June 30, 2017 compared to $144.4 million in the 2016 period, a decrease of $2.4 million, or 2%. Consolidated Operating expenses were $287.5 million in the six months ended June 30, 2017 compared to $281.2 million in the 2016 period, an increase of $6.3 million, or 2%. The changes in operating expenses are discussed further at the segment level below.
The following table sets forth operating expenses by segment for the periods presented (in millions):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Technology	$91.0	$90.3	$184.7	$177.3
Data and Analytics	33.0	37.5	66.5	72.5
Corporate and Other	18.0	16.6	36.3	31.4
Total	$142.0	$144.4	$287.5	$281.2
Technology
Operating expenses were $91.0 million in the three months ended June 30, 2017 compared to $90.3 million in the 2016 period, an increase of $0.7 million, or 1%. The increase was primarily due to the eLynx acquisition, partially offset by lower personnel and IT costs.
Operating expenses were $184.7 million in the six months ended June 30, 2017 compared to $177.3 million in the 2016 period, an increase of $7.4 million, or 4%. The increase was primarily due to the eLynx acquisition.
Data and Analytics
Operating expenses were $33.0 million in the three months ended June 30, 2017 compared to $37.5 million in the 2016 period, a decrease of $4.5 million, or 12%. The decrease was primarily driven by the Property Insight realignment, partially offset by the Motivity acquisition and the effect of costs associated with the data hub.
Operating expenses were $66.5 million in the six months ended June 30, 2017 compared to $72.5 million in the 2016 period, a decrease of $6.0 million, or 8%. The decrease was primarily driven by the Property Insight realignment, partially offset by the Motivity acquisition and the effect of costs associated with the data hub.
Corporate and Other
Operating expenses were $18.0 million in the three months ended June 30, 2017 compared to $16.6 million in the 2016 period, an increase of $1.4 million, or 8%. The increase was primarily driven by higher equity-based compensation, partially offset by lower incentive bonus accruals.
Operating expenses were $36.3 million in the six months ended June 30, 2017 compared to $31.4 million in the 2016 period, an increase of $4.9 million, or 16%. The increase was primarily driven by higher equity-based compensation and professional fees, partially offset by lower incentive bonus accruals.
Depreciation and Amortization
Consolidated Depreciation and amortization was $50.1 million in the three months ended June 30, 2017 compared to $49.2 million in the 2016 period, an increase of $0.9 million, or 2%. Consolidated Depreciation and amortization was $102.9 million in the six months ended June 30, 2017 compared to $97.4 million in the 2016 period, an increase of $5.5 million, or 6%. The changes in depreciation and amortization are discussed further at the segment level below.

The following table sets forth depreciation and amortization by segment for the periods presented (in millions):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Technology	$23.5	$25.8	$50.6	$51.2
Data and Analytics	3.8	2.3	7.3	4.4
Corporate and Other (1)	22.8	21.1	45.0	41.8
Total	$50.1	$49.2	$102.9	$97.4
_______________________________________________________

(1)
Depreciation and amortization for Corporate and Other primarily represents net incremental depreciation and amortization adjustments associated with the application of purchase accounting recorded in accordance with GAAP.

Technology
Depreciation and amortization was $23.5 million in the three months ended June 30, 2017 compared to $25.8 million in the 2016 period, a decrease of $2.3 million, or 9%. The decrease is primarily due to lower deferred contract costs amortization.
Depreciation and amortization was $50.6 million in the six months ended June 30, 2017 compared to $51.2 million in the 2016 period, a decrease of $0.6 million, or 1%.
Data and Analytics
Depreciation and amortization was $3.8 million in the three months ended June 30, 2017 compared to $2.3 million in the 2016 period, an increase of $1.5 million, or 65%. The increase is primarily due to increased depreciation from both computer hardware and new software development.
Depreciation and amortization was $7.3 million in the six months ended June 30, 2017 compared to $4.4 million in the 2016 period, an increase of $2.9 million, or 66%. The increase is primarily due to increased depreciation from both computer hardware and new software development.
Transition and Integration Costs
Consolidated Transition and integration costs were $3.3 million in the three months ended June 30, 2017 compared to $1.1 million in the 2016 period, an increase of $2.2 million. Consolidated Transition and integration costs were $4.5 million in the six months ended June 30, 2017 compared to $1.1 million in the 2016 period, an increase of $3.4 million. Transition and integration costs for the 2017 period primarily represents legal and professional fees related to the planned distribution of FNF's ownership interests in Black Knight. Transition and integration costs for the 2016 period primarily represent costs associated with the eLynx and Motivity acquisitions.
Operating Income (Loss)
Consolidated Operating income was $66.8 million in the three months ended June 30, 2017 compared to $60.8 million in the 2016 period, an increase of $6.0 million, or 10%. Consolidated Operating income was $125.4 million in the six months ended June 30, 2017 compared to $117.7 million in the 2016 period, an increase of $7.7 million, or 7%. The changes in operating income (loss) are discussed further at the segment level below.
The following table sets forth operating income (loss) by segment for the periods presented (in millions):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Technology	$106.0	$97.1	$205.8	$187.1
Data and Analytics	6.1	4.5	8.0	9.2
Corporate and Other	(45.3)	(40.8)	(88.4)	(78.6)
Total	$66.8	$60.8	$125.4	$117.7
Technology
Operating income was $106.0 million in the three months ended June 30, 2017 compared to $97.1 million in the 2016 period, an increase of $8.9 million, or 9%. Operating margin was 48.1% in the three months ended June 30, 2017 compared to 45.5% in 2016. The increase in operating income is primarily due to revenue growth within servicing technology and lower depreciation and amortization.

Operating income was $205.8 million in the six months ended June 30, 2017 compared to $187.1 million in the 2016 period, an increase of $18.7 million, or 10%. Operating margin was 46.7% in the six months ended June 30, 2017 compared to 45.0% in 2016. The increase in operating income is primarily due to revenue growth within servicing technology and lower depreciation and amortization.
Data and Analytics
Operating income was $6.1 million in the three months ended June 30, 2017 compared to $4.5 million in the 2016 period, an increase of $1.6 million, or 36%. Operating margin was 14.2% in the three months ended June 30, 2017 compared to 10.2% in 2016. The increase is primarily due to the effect of the Property Insight realignment, partially offset by costs associated with Motivity and the data hub and higher depreciation and amortization.
Operating income was $8.0 million in the six months ended June 30, 2017 compared to $9.2 million in the 2016 period, a decrease of $1.2 million, or 13%. Operating margin was 9.8% in the six months ended June 30, 2017 compared to 10.7% in 2016. The decrease is primarily due to the effect of costs associated with Motivity and the data hub and higher depreciation and amortization.
Corporate and Other
Operating loss was $45.3 million in the three months ended June 30, 2017 compared to $40.8 million in the 2016 period, an increase of $4.5 million, or 11%. The increase was primarily driven by higher equity-based compensation and legal and professional fees related to the planned distribution of FNF's ownership interest in Black Knight, partially offset by lower incentive bonus accruals.
Operating loss was $88.4 million in the six months ended June 30, 2017 compared to $78.6 million in the 2016 period, an increase of $9.8 million, or 12%. The increase was primarily driven by higher equity-based compensation and legal and professional fees related to the planned distribution of FNF's ownership interest in Black Knight, partially offset by lower incentive bonus accruals.
Interest Expense
Consolidated Interest expense was $14.0 million in the three months ended June 30, 2017 compared to $16.9 million in the 2016 period, a decrease of $2.9 million, or 17%. Consolidated Interest expense was $30.7 million in the six months ended June 30, 2017 compared to $33.7 million in the 2016 period, a decrease of $3.0 million, or 9%. The decrease is driven by lower interest from the Term B Loan repricing and debt refinancing.
Other Expense, Net
Consolidated Other expense, net was $14.5 million in the three months ended June 30, 2017 compared to $4.0 million in the 2016 period. The 2017 amount was primarily related to the Senior Notes redemption, Term A Loan and Revolving Credit Facility refinancing and the resolution of a legacy legal matter. Consolidated Other expense, net was $16.5 million in the six months ended June 30, 2017 compared to $4.8 million in the 2016 period. The 2017 amount primarily includes the amounts included in the second quarter and the Term B Loan repricing.
Income Tax Expense
Consolidated Income tax expense was $9.1 million in the three months ended June 30, 2017 compared to $6.7 million in the 2016 period. Consolidated Income tax expense was $15.1 million in the six months ended June 30, 2017 compared to $12.9 million in the 2016 period. Our effective tax rate was 23.8% in the three months ended June 30, 2017 compared to 16.8% in the 2016 period. Our effective tax rate was 19.3% in the six months ended June 30, 2017 compared to 16.3% in the 2016 period. The increase is related to certain discrete items recorded during the quarter. These rates are lower than the typical federal and state statutory rate because of the effect of our noncontrolling interests.

Adjusted Revenues
Consolidated Adjusted Revenues were $263.4 million in the three months ended June 30, 2017 compared to $257.5 million in the 2016 period, an increase of $5.9 million, or 2%. The increase was driven by favorable client mix, price increases, higher transactional volumes and the eLynx and Motivity acquisitions, partially offset by the effect of the Property Insight realignment.
Consolidated Adjusted Revenues were $522.9 million in the six months ended June 30, 2017 compared to $501.7 million in the 2016 period, an increase of $21.2 million, or 4%. The increase was driven by higher average loan volumes on our servicing platform, price increases, higher transactional volumes and the eLynx and Motivity acquisitions, partially offset by the effect of the Property Insight realignment.
Adjusted EBITDA and Adjusted EBITDA Margin
Consolidated Adjusted EBITDA was $126.3 million in the three months ended June 30, 2017 compared to $116.5 million in the 2016 period, an increase of $9.8 million, or 8%. Consolidated Adjusted EBITDA was $245.7 million in the six months ended June 30, 2017 compared to $226.6 million in the 2016 period, an increase of $19.1 million, or 8%. The changes in Adjusted EBITDA are discussed further at the segment level below.
Consolidated Adjusted EBITDA Margin was 47.9% in the three months ended June 30, 2017 compared to 45.2% in the 2016 period, an increase of 270 basis points. Consolidated Adjusted EBITDA Margin was 47.0% in the six months ended June 30, 2017 compared to 45.2% in the 2016 period, an increase of 180 basis points. The changes in Adjusted EBITDA Margin are discussed further at the segment level below.
The following tables set forth Adjusted EBITDA (in millions) and Adjusted EBITDA Margin by segment for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Technology	$129.5	$122.9	$256.4	$238.3
Data and Analytics	9.9	6.8	15.3	13.6
Corporate and Other	(13.1)	(13.2)	(26.0)	(25.3)
Total	$126.3	$116.5	$245.7	$226.6

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Technology	58.7%	57.6%	58.1%	57.3%
Data and Analytics	23.1%	15.3%	18.7%	15.8%
Corporate and Other	N/A	N/A	N/A	N/A
Total	47.9%	45.2%	47.0%	45.2%
Technology
Adjusted EBITDA was $129.5 million in the three months ended June 30, 2017 compared to $122.9 million in the 2016 period, an increase of $6.6 million, or 5%, with an Adjusted EBITDA Margin of 58.7%, an increase of 110 basis points from the 2016 period. The increase was primarily driven by incremental margins on revenue growth.
Adjusted EBITDA was $256.4 million in the six months ended June 30, 2017 compared to $238.3 million in the 2016 period, an increase of $18.1 million, or 8%, with an Adjusted EBITDA Margin of 58.1%, an increase of 80 basis points from the 2016 period. The increase was primarily driven by incremental margins on revenue growth.

Data and Analytics
Adjusted EBITDA was $9.9 million in the three months ended June 30, 2017 compared to $6.8 million in the 2016 period, an increase of $3.1 million, or 46%, with an Adjusted EBITDA Margin of 23.1%, compared to 15.3% in the prior year period, an increase of 780 basis points from the 2016 period. The Adjusted EBITDA Margin increase was primarily due to the effect of incremental revenue growth and the Property Insight realignment, partially offset by costs associated with Motivity and the data hub.
Adjusted EBITDA was $15.3 million in the six months ended June 30, 2017 compared to $13.6 million in the 2016 period, an increase of $1.7 million, or 13%, with an Adjusted EBITDA Margin of 18.7%, compared to 15.8% in the 2016 period, an increase of 290 basis points from the 2016 period. The Adjusted EBITDA Margin increase was primarily due to the effect of incremental revenue growth and the Property Insight realignment, partially offset by costs associated with Motivity and the data hub.
Liquidity and Capital Resources
Cash Requirements
Our primary sources of liquidity are our existing cash balances, cash flows from operations and borrowings on our Revolving Credit Facility.
Our primary cash requirements include operating expenses, debt service payments (principal and interest), capital expenditures (including property, equipment and computer software expenditures) and income tax payments and may include share repurchases, business acquisitions and/or dividends. Our cash requirements may also include tax distributions to holders of membership units of BKFS LLC units, the timing and amount of which will be dependent upon the taxable income allocable to such holders. BKFS LLC made tax distributions of $38.3 million during the six months ended June 30, 2017 for the 2016 tax year. Tax distributions are also expected to be made during 2017 for the 2017 tax year relating to the period before the planned distribution of FNF's ownership interest.
As of June 30, 2017, we had cash and cash equivalents of $99.3 million and debt of $1,572.0 million, excluding debt issuance costs and original issue discount. We believe our cash flow from operations and available cash and cash equivalents are sufficient to meet our liquidity needs, including the repayment of our outstanding debt, for at least the next 12 months. We anticipate that to the extent that we require additional liquidity, it will be funded through borrowings on our revolving credit facility, the incurrence of other indebtedness, equity issuance or a combination thereof. We cannot be assured that we will be able to obtain this additional liquidity on reasonable terms, or at all. The loss of the largest lender on our revolving credit facility would reduce our borrowing capacity by $41.3 million. Additionally, our liquidity and our ability to meet our obligations and fund our capital requirements are also dependent on our future financial performance, which is subject to general economic, financial and other factors that are beyond our control. Accordingly, we cannot be assured that our business will generate sufficient cash flow from operations or that future borrowings will be available from additional indebtedness or otherwise to meet our liquidity needs. Although we have no specific current plans to do so, if we decide to pursue one or more significant acquisitions, we may incur additional debt or sell additional equity to finance such acquisitions.
Cash Flows
The following table provides a summary of cash flows from operating, investing and financing activities for the periods presented (in millions):

	Six months ended June 30,
	2017	2016
Cash flows provided by operating activities	$123.4	$122.4
Cash flows used in investing activities	(30.5)	(189.7)
Cash flows used in financing activities	(127.5)	(90.5)
Net decrease in cash and cash equivalents	$(34.6)	$(157.8)
Operating Activities
Cash provided by operating activities was $123.4 million and $122.4 million for the six months ended June 30, 2017 and 2016, respectively. The increase in cash provided by operating activities in the six months ended June 30, 2017 compared to the 2016 period is primarily related to increased earnings excluding the increase in non-cash expenses from the loss on extinguishment of debt, depreciation and amortization and equity-based compensation, partially offset by an increase in working capital.

Investing Activities
Cash used in investing activities was $30.5 million and $189.7 million for the six months ended June 30, 2017 and 2016, respectively. The decrease in cash used in investing activities in the six months ended June 30, 2017 as compared to the 2016 period is related to the eLynx and Motivity acquisitions in 2016 and lower capital expenditures in 2017.
Financing Activities
Cash used in financing activities was $127.5 million and $90.5 million for the six months ended June 30, 2017 and 2016, respectively. The 2017 period includes cash outflows related to the Senior Notes redemption and related redemption fee of $408.8 million, purchases of treasury stock of $46.6 million, tax distributions to BKFS LLC members of $38.3 million, debt service payments of $12.0 million, capital lease payments of $9.0 million, debt issuance costs of $8.5 million and tax withholding payments for restricted share vesting of $4.3 million, partially offset by cash inflows of $400.0 million in borrowings. In the 2016 period, we had cash outflows of $97.0 million in debt service payments and tax distributions to BKFS LLC members of $48.5 million, partially offset by cash inflows of $55.0 million in borrowings.
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
In January 2017, we entered into a one-year capital lease agreement with a bargain purchase option for certain computer equipment as described in Note 1 — Basis of Presentation in the Notes to Condensed Consolidated Financial Statements (Unaudited). In February 2017, we repriced our Term B Loan as described in Note 4 — Long-Term Debt in the Notes to Condensed Consolidated Financial Statements (Unaudited).
On April 26, 2017, we refinanced our Term A Loan and Revolving Credit Facility and redeemed the outstanding Senior Notes.
As of June 30, 2017, required annual payments relating to our long-term debt and related interest were as follows (in millions):

		Payments due by period
	Total	2017	2018-2019	2020-2021	Thereafter
Long-term debt	$1,572.0	$27.8	$136.8	$239.7	$1,167.7
Interest on long-term debt (1)	219.0	25.4	96.9	87.1	9.6
Total	$1,791.0	$53.2	$233.7	$326.8	$1,177.3
_______________

(1)
These calculations include the effect of our interest rate swaps and assume that (a) applicable margins remain constant; (b) the Term A Loan, Term B Loan and Revolving Credit Facility variable rate debt is priced at the one-month LIBOR rate in effect as of June 30, 2017; (c) only mandatory debt repayments are made; and (d) no refinancing occurs at debt maturity.

Share Repurchase Program
During the three months ended June 30, 2017, we repurchased approximately 1.2 million shares of our Class A common stock for $46.6 million, or an average of $39.18 per share. At the end of the second quarter, we had approximately 8.8 million shares remaining under our share repurchase program.

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
Interest Rate Risk
In addition to existing cash balances and cash provided by operating activities, we use fixed rate and variable rate debt to finance our operations. We are exposed to interest rate risk on these debt obligations and related interest rate swaps. We had $1,572.0 million in long-term debt principal outstanding as of June 30, 2017. The Senior Notes were redeemed on April 26, 2017 and represented all of our fixed-rate long-term debt obligations.
The credit facilities as described in Note 4 to the Condensed Consolidated Financial Statements (Unaudited) represent our variable rate long-term debt obligations as of June 30, 2017. The principal outstanding related to these facilities was $1,572.0 million as of June 30, 2017. We performed a sensitivity analysis on the principal amount of our long-term debt subject to variable interest rates as of June 30, 2017. This sensitivity analysis is based solely on the principal amount of such debt as of June 30, 2017, and does not take into account any changes that occurred in the prior 12 months or that may take place in the next 12 months in the amount of our outstanding debt or in the notional amount of outstanding interest rate swaps. Further, in this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. An increase of 100 basis points in the applicable interest rate would cause an increase in interest expense of $15.7 million on an annual basis ($9.7 million including the effect of our current interest rate swaps). A decrease of 100 basis points in the applicable rate would cause a decrease in interest expense of $13.8 million on an annual basis ($7.8 million including the effect of our current interest rate swaps) as the LIBOR rate was 1.25% as of June 30, 2017.
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
The Swap Agreements were designated as cash flow hedging instruments. A portion of the amount included in Accumulated other comprehensive earnings (loss) is reclassified into Interest expense as a yield adjustment as interest payments are made on the hedged debt. In accordance with the authoritative guidance for fair value measurements, the inputs used to determine the estimated fair value of our interest rate swaps are level 2 inputs. We have considered our own credit risk and the credit risk of the counterparties when determining the fair value of our Swap Agreements.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2017, under the supervision and with the participation of our Chief Executive Officer ("CEO") and Executive Vice President and Chief Financial Officer ("CFO"), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q.
There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.
Based on that evaluation, our CEO and CFO concluded that as of June 30, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit with the SEC are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes share repurchases during the three months ended June 30, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number of Shares That May Yet Be Purchased Under the Program (2)
4/1/2017 - 4/30/2017	—	$—	—	10,000,000
5/1/2017 - 5/31/2017	416,462	39.00	416,462	9,583,538
6/1/2017 - 6/30/2017	773,659	39.28	773,659	8,809,879
Total	1,190,121	$39.18	1,190,121
_______________________________________________________

(1)
On January 31, 2017, our Board of Directors authorized a three-year share repurchase program, effective February 3, 2017, under which the Company may repurchase up to 10 million shares of its Class A common stock through February 2, 2020.

(2)	As of the last day of the applicable month.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
     (a) Exhibits

2.1
Agreement and Plan of Merger, dated as of June 8, 2017, by and among New BKH Corp., Black Knight Financial Services, Inc., Black Knight Holdco Corp., New BKH Merger Sub, Inc., BKFS Merger Sub, Inc. and Fidelity National Financial, Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed by Black Knight Financial Services, Inc. on June 9, 2017 (No. 001-37394))

10.1
Interest Exchange Agreement, dated as of June 8, 2017, by and among Black Knight Financial Services, Inc., Black Knight Holdco Corp., THL Equity Fund VI Investors (BKFS-LM), LLC and THL Equity Fund VI Investors (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Black Knight Financial Services, Inc. on June 9, 2017 (No. 001-37394))

10.2	Amended and Restated Employment Agreement by and between Joseph M. Nackashi and BKFS I Management, Inc. effective July 17, 2017

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101	Interactive data files.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	July 28, 2017	BLACK KNIGHT FINANCIAL SERVICES, INC. (registrant)
		By:	/s/ Kirk T. Larsen
Kirk T. Larsen
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description
2.1
Agreement and Plan of Merger, dated as of June 8, 2017, by and among New BKH Corp., Black Knight Financial Services, Inc., Black Knight Holdco Corp., New BKH Merger Sub, Inc., BKFS Merger Sub, Inc. and Fidelity National Financial, Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed by Black Knight Financial Services, Inc. on June 9, 2017 (No. 001-37394))

10.1
Interest Exchange Agreement, dated as of June 8, 2017, by and among Black Knight Financial Services, Inc., Black Knight Holdco Corp., THL Equity Fund VI Investors (BKFS-LM), LLC and THL Equity Fund VI Investors (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Black Knight Financial Services, Inc. on June 9, 2017 (No. 001-37394))

10.2	Amended and Restated Employment Agreement by and between Joseph M. Nackashi and BKFS I Management, Inc. effective July 17, 2017

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101	Interactive data files.