Form 10-Q
period 2017-09-30
Black Knight, Inc.
filed 2017-11-02
CIK 1627014

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-37394
Black Knight, Inc.
______________________________________________________________________________________________________________________________________________________
(Exact name of registrant as specified in its charter)

Delaware	81-5265638
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

601 Riverside Avenue, Jacksonville, Florida	32204
(Address of principal executive offices)	(Zip Code)
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
YES ☐ NO ☑
There were 153,469,978 shares outstanding of the Registrant's common stock as of November 1, 2017.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended September 30, 2017

Page
Part I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
A. Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2017 and December 31, 2016	1
B. Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited) for the three and nine months ended September 30, 2017 and 2016	2
C. Condensed Consolidated Statement of Equity (Unaudited) for the nine months ended September 30, 2017	3
D. Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2017 and 2016	4
E. Notes to Condensed Consolidated Financial Statements (Unaudited)	5
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3. Quantitative and Qualitative Disclosure About Market Risk	35
Item 4. Controls and Procedures	35
Part II: OTHER INFORMATION	37
Item 1. Legal Proceedings	37
Item 1A. Risk Factors	37
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3. Defaults Upon Senior Securities	38
Item 4. Mine Safety Disclosures	38
Item 5. Other Information	38
Item 6. Exhibits	39

i

Part I: FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
BLACK KNIGHT, INC.
Condensed Consolidated Balance Sheets
(In millions, except share data)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$146.2	$133.9
Trade receivables, net	169.2	155.8
Prepaid expenses and other current assets	42.5	45.4
Receivables from related parties	18.5	4.1
Total current assets	376.4	339.2
Property and equipment, net	165.0	173.0
Computer software, net	422.1	450.0
Other intangible assets, net	248.5	299.5
Goodwill	2,306.8	2,303.8
Other non-current assets	231.2	196.5
Total assets	$3,750.0	$3,762.0
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable and other accrued liabilities	$52.1	$55.2
Accrued compensation and benefits	39.2	61.1
Current portion of long-term debt	55.1	63.4
Deferred revenues	54.2	47.4
Total current liabilities	200.6	227.1
Deferred revenues	98.1	77.3
Deferred income taxes	301.8	7.9
Long-term debt, net of current portion	1,486.9	1,506.8
Other non-current liabilities	12.5	3.5
Total liabilities	2,099.9	1,822.6
Commitments and contingencies (Note 6)
Equity:
Black Knight, Inc. common stock; $0.0001 par value; 550,000,000 shares authorized; 153,473,895 shares issued and outstanding as of September 30, 2017	—	—
Black Knight, Inc. preferred stock; $0.0001 par value; 25,000,000 shares authorized; issued and outstanding, none as of September 30, 2017	—	—
Black Knight Financial Services, Inc. Class A common stock; $0.0001 par value; 350,000,000 shares authorized; 69,091,008 shares issued and outstanding as of December 31, 2016	—	—
Black Knight Financial Services, Inc. Class B common stock; $0.0001 par value; 200,000,000 shares authorized, 84,826,282 shares issued and outstanding as of December 31, 2016	—	—
Black Knight Financial Services, Inc. preferred stock; $0.0001 par value; 25,000,000 shares authorized; issued and outstanding, none as of December 31, 2016	—	—
Additional paid-in capital	1,594.9	810.8
Retained earnings	54.2	65.7
Accumulated other comprehensive earnings (loss)	1.0	(0.8)
Total shareholders' equity	1,650.1	875.7
Noncontrolling interests	—	1,063.7
Total equity	1,650.1	1,939.4
Total liabilities and equity	$3,750.0	$3,762.0
See Notes to Condensed Consolidated Financial Statements (Unaudited).

BLACK KNIGHT, INC.
Condensed Consolidated Statements of Earnings and Comprehensive Earnings
(Unaudited)
(In millions, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenues	$263.8	$267.1	$784.1	$764.5
Expenses:
Operating expenses	140.7	152.2	428.2	433.4
Depreciation and amortization	51.3	56.8	154.2	154.2
Transition and integration costs	4.0	1.1	8.5	2.2
Total expenses	196.0	210.1	590.9	589.8
Operating income	67.8	57.0	193.2	174.7
Other income and expense:
Interest expense	(14.1)	(16.9)	(44.8)	(50.6)
Other expense, net	(0.6)	(1.4)	(17.1)	(6.2)
Total other expense, net	(14.7)	(18.3)	(61.9)	(56.8)
Earnings before income taxes	53.1	38.7	131.3	117.9
Income tax expense	9.2	6.3	24.3	19.2
Net earnings	43.9	32.4	107.0	98.7
Less: Net earnings attributable to noncontrolling interests	29.2	21.2	71.9	64.7
Net earnings attributable to Black Knight	$14.7	$11.2	$35.1	$34.0
Other comprehensive earnings (loss):
Unrealized holding gains (losses), net of tax	0.3	0.4	0.9	(0.9)
Reclassification adjustments for losses included in net earnings, net of tax (1)	—	0.1	0.2	0.4
Total unrealized gains (losses) on interest rate swaps, net of tax (2)	0.3	0.5	1.1	(0.5)
Foreign currency translation adjustment	—	0.1	0.1	(0.1)
Other comprehensive earnings (loss)	0.3	0.6	1.2	(0.6)
Comprehensive earnings attributable to noncontrolling interests	29.8	22.2	74.1	63.9
Comprehensive earnings	$44.8	$34.0	$110.4	$97.3

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Earnings per share:
Net earnings per share attributable to Black Knight common shareholders:
Basic	$0.22	$0.17	$0.52	$0.52
Diluted	$0.21	$0.16	$0.51	$0.50
Weighted average shares of common stock outstanding (Note 2):
Basic	67.9	65.9	67.7	65.9
Diluted	68.5	67.9	152.7	67.8
______________________________

(1)
Amounts reclassified to net earnings relate to losses on interest rate swaps and are included in Interest expense on the Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited). Amount is net of income tax expense of less than $0.1 million for the three months ended September 30, 2017 and $0.1 million for the three months ended September 30, 2016. Amount is net of income tax expense of $0.1 million and $0.3 million for the nine months ended September 30, 2017 and 2016, respectively.

(2)
Net of income tax expense of $0.2 million and $0.3 million for the three months ended September 30, 2017 and 2016, respectively. Net of income tax expense (benefit) of $0.7 million and $(0.3) million for the nine months ended September 30, 2017 and 2016, respectively.

See Notes to Condensed Consolidated Financial Statements (Unaudited).

BLACK KNIGHT, INC.
Condensed Consolidated Statement of Equity
(Unaudited)
(In millions)

	Black Knight Financial Services, Inc.				Black Knight, Inc.
	Class A common stock		Class B common stock		Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) earnings	Treasury stock
	Shares	$	Shares	$	Shares	$				Shares	$	Noncontrolling interests	Total equity
Balance, December 31, 2016	69.1	$—	84.8	$—	—	$—	$810.8	$65.7	$(0.8)	—	$—	$1,063.7	$1,939.4
Issuance of restricted shares of Class A common stock	1.0	—	—	—	—	—	—	—	—	—	—	—	—
Forfeitures of restricted shares of Class A common stock	(0.1)	—	—	—	—	—	—	—	—	—	—	—	—
Exchange of Class B common stock for Class A common stock	0.2	—	(0.2)	—	—	—	—	—	—	—	—	—	—
Tax withholding payments for restricted share vesting	(0.1)	—	—	—	—	—	(4.3)	—	—	—	—	—	(4.3)
Purchases of treasury stock	—	—	—	—	—	—	—	—	—	1.2	(46.6)	—	(46.6)
Equity-based compensation expense	—	—	—	—	—	—	14.0	—	—	—	—	—	14.0
Net earnings	—	—	—	—	—	—	—	35.1	—	—	—	71.9	107.0
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	0.1	—	—	—	0.1
Unrealized gains on interest rate swaps, net	—	—	—	—	—	—	—	—	1.1	—	—	2.2	3.3
Tax distributions to members	—	—	—	—	—	—	—	—	—	—	—	(75.3)	(75.3)
Distribution of FNF's ownership interest and related transactions	(70.1)	—	(84.6)	—	153.5	—	774.4	(46.6)	0.6	(1.2)	46.6	(1,062.5)	(287.5)
Balance, September 30, 2017	—	$—	—	$—	153.5	$—	$1,594.9	$54.2	$1.0	—	$—	$—	$1,650.1

See Notes to Condensed Consolidated Financial Statements (Unaudited).

BLACK KNIGHT, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In millions)

	Nine months ended September 30,
	2017	2016
Cash flows from operating activities:
Net earnings	$107.0	$98.7
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	154.2	154.2
Amortization of debt issuance costs, bond premium and original issue discount	2.5	2.0
Loss on extinguishment of debt, net	12.6	—
Deferred income taxes, net	4.8	3.7
Equity-based compensation	14.2	9.5
Changes in assets and liabilities, net of acquired assets and liabilities:
Trade and other receivables, including receivables from related parties	(19.9)	(23.1)
Prepaid expenses and other assets	3.1	(7.0)
Deferred contract costs	(35.6)	(41.1)
Deferred revenues	27.6	15.8
Trade accounts payable and other accrued liabilities, including accrued compensation and benefits	(30.7)	(2.2)
Net cash provided by operating activities	239.8	210.5
Cash flows from investing activities:
Additions to property and equipment	(5.3)	(24.0)
Additions to computer software	(37.1)	(31.9)
Business acquisitions, net of cash acquired	—	(150.2)
Other investing activities	(4.0)	—
Net cash used in investing activities	(46.4)	(206.1)
Cash flows from financing activities:
Borrowings	400.0	55.0
Senior Notes redemption	(390.0)	—
Senior Notes redemption fee	(18.8)	—
Debt service payments	(25.9)	(138.0)
Distributions to members	(75.3)	(48.5)
Purchases of treasury stock	(46.6)	—
Capital lease payments	(11.6)	—
Tax withholding payments for restricted share vesting	(4.3)	—
Debt issuance costs	(8.6)	—
Net cash used in financing activities	(181.1)	(131.5)
Net increase (decrease) in cash and cash equivalents	12.3	(127.1)
Cash and cash equivalents, beginning of period	133.9	186.0
Cash and cash equivalents, end of period	$146.2	$58.9

Supplemental cash flow information:
Interest paid	$(45.2)	$(39.6)
Income taxes paid	$(13.6)	$(16.0)

See Notes to Condensed Consolidated Financial Statements (Unaudited).

BLACK KNIGHT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Except as otherwise indicated or unless the context otherwise requires, all references to "Black Knight," the "Company," "we," "us" or "our" (1) prior to the Distribution (as defined in Note 1 — Basis of Presentation), are to Black Knight Financial Services, Inc., a Delaware corporation, and its subsidiaries ("BKFS") and (2) after the Distribution, are to Black Knight, Inc., a Delaware corporation, and its subsidiaries.

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
As a result of the Distribution and the THL Interest Exchange on September 29, 2017 (as defined below), Black Knight, Inc. became the new public company and owns 100% of BKFS, and therefore, there are no longer any noncontrolling interests of BKFS as of September 30, 2017. There was no change to the underlying Black Knight business, and for this reason, there was no change in reporting entity in accordance with GAAP.
Description of Business
Black Knight is a leading provider of software, data and analytics solutions to the mortgage and consumer loan, real estate and capital market verticals. We believe we differentiate ourselves by the breadth and depth of our comprehensive, integrated solutions and the insight we provide to our clients.
Reporting Segments
We conduct our operations through two reporting segments: (1) Software Solutions (formerly known as the Technology segment) and (2) Data and Analytics. See further discussion in Note 8 — Segment Information.
Distribution of FNF's Ownership Interest and Related Transactions
On December 7, 2016, we announced that Fidelity National Financial, Inc.'s ("FNF") board of directors approved a tax-free plan (the "Distribution Plan") whereby FNF intended to distribute all 83.3 million shares of BKFS common stock that it owned to FNF Group shareholders.
On September 29, 2017, the transactions contemplated by the Distribution Plan were consummated through four newly-formed corporations, New BKH Corp. ("New BKH"), Black Knight, Inc. (formerly known as Black Knight Holdco Corp.), New BKH Merger Sub, Inc. ("Merger Sub One") and BKFS Merger Sub, Inc. ("Merger Sub Two"), as follows:

•
Black Knight Holdings, Inc. ("BKHI"), a wholly-owned subsidiary of FNF, contributed all of its 83.3 million shares of BKFS Class B common stock and all of its units of Black Knight Financial Services, LLC ("BKFS LLC") to New BKH in exchange for 100% of the shares of New BKH common stock;

•	Following which BKHI converted into a limited liability company and distributed to FNF all of the shares of New BKH common stock held by BKHI;

•	Immediately thereafter, FNF distributed the shares of New BKH common stock to the holders of FNF Group common stock on a pro-rata basis (the "Spin-off");

•	Immediately following the Spin-off, Merger Sub One merged with and into New BKH (the "New BKH merger");

•
In the New BKH merger, each outstanding share of New BKH common stock (other than shares owned by New BKH) was exchanged for one share of Black Knight, Inc. common stock. New BKH shares owned by New BKH immediately prior to the New BKH merger were canceled for no consideration. As a result of the Spin-Off and the New BKH merger, FNF Group shareholders received 0.3066322 shares of Black Knight, Inc. common stock for each share of FNF Group common stock they held;

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

•	Immediately following the New BKH merger, Merger Sub Two merged with and into Black Knight Financial Services, Inc. (the "BKFS merger");

•
In the BKFS merger, each outstanding share of BKFS Class A common stock (other than shares owned by BKFS) was exchanged for one share of Black Knight, Inc. common stock. Shares of BKFS Class A common stock owned by BKFS, otherwise referred to as treasury stock, immediately prior to the BKFS merger were canceled for no consideration; and

•	Black Knight, Inc. is the public company following the completion of the transactions above which are collectively referred to as the "Distribution".
Shares of Black Knight, Inc. common stock are listed on the New York Stock Exchange under the trading symbol “BKI”, and began trading on October 2, 2017. Under the organizational documents of Black Knight, Inc., the rights of the holders of shares of Black Knight, Inc. common stock are substantially the same as the rights of former holders of BKFS Class A common stock.
On June 8, 2017, Black Knight, Inc., BKFS and certain affiliates of Thomas H. Lee Partners, L.P. ("THL") entered into an interest exchange agreement (the "THL Interest Exchange"). Immediately following the completion of the Distribution, affiliates of THL contributed to Black Knight, Inc. all of their BKFS Class B common stock and all of their BKFS LLC Units in exchange for a number of shares of Black Knight, Inc. common stock equal to the number of shares of BKFS Class B common stock contributed. Following the completion of the Distribution and the THL Interest Exchange, the shares of BKFS Class B common stock were canceled.
For additional details of the effects of the Distribution, the THL Interest Exchange and other related transactions, see "Share Repurchase Plan", "Deferred Compensation Plan", "Employee Stock Purchase Plan", "401(k) Profit Sharing Plan" and "Treasury Shares" within this note, Note 5 — Income Taxes and Note 7 — Equity-Based Compensation.
Consolidation
Prior to the Distribution described above, BKFS LLC was subject to the consolidation guidance related to variable interest entities as set forth in Accounting Standards Codification ("ASC") Topic 810, Consolidation ("ASC 810"). Black Knight, as the sole managing member of BKFS LLC, had the exclusive authority to manage, control and operate the business and affairs of BKFS LLC and its subsidiaries, pursuant to the terms of the Second Amended and Restated Limited Liability Company Agreement ("LLC Agreement"). Under the terms of the LLC Agreement, Black Knight was authorized to manage the business of BKFS LLC, including the authority to enter into contracts, manage bank accounts, hire employees and agents, incur and pay debts and expenses, merge or consolidate with other entities and pay taxes. Because Black Knight was the primary beneficiary through its sole managing member interest and possessed the rights established in the LLC Agreement, in accordance with the requirements of ASC 810, Black Knight controlled BKFS LLC and appropriately consolidated the operations thereof.
We account for noncontrolling interests in accordance with ASC 810. Our Class A shareholders indirectly controlled BKFS LLC through our managing member interest. Our Class B shareholders had a noncontrolling interest in BKFS LLC. Their share of equity in BKFS LLC is reflected in Noncontrolling interests in our Condensed Consolidated Balance Sheets (Unaudited) and their share of net earnings or loss in BKFS LLC is reported in Net earnings attributable to noncontrolling interests in our Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited). Net earnings attributable to noncontrolling interests do not include expenses incurred directly by Black Knight, including income tax expense attributable to Black Knight.
Subsequent to the Distribution, BKFS LLC is an indirect wholly-owned subsidiary of Black Knight, Inc., and therefore, there are no longer any noncontrolling interests in BKFS LLC.
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

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Share Repurchase Program
On January 31, 2017, the BKFS board of directors approved a three-year share repurchase program, effective February 3, 2017, authorizing us to repurchase up to 10 million shares of BKFS Class A common stock from time to time through February 2, 2020, through open market purchases, negotiated transactions or other means, in accordance with applicable securities laws and other restrictions. There were no repurchases during the third quarter of 2017. During the nine months ended September 30, 2017, we repurchased approximately 1.2 million shares of our BKFS Class A common stock for $46.6 million, or an average of $39.18 per share.
In connection with the Distribution, the Black Knight board of directors approved a share repurchase program authorizing the repurchase of shares of Black Knight, Inc. common stock consistent with the previous BKFS share repurchase program. The timing and volume of share repurchases will be determined by our management based on ongoing assessments of the capital needs of the business, the market price of Black Knight, Inc. common stock and general market conditions. As of September 30, 2017, we had approximately 8.8 million shares remaining under our share repurchase authorization.
THL Secondary Offering
On May 8, 2017, Black Knight announced the pricing of an underwritten secondary offering of 5,000,000 shares of its Class A common stock (the “Offering”) by affiliates of THL pursuant to a shelf registration statement on Form S-3 filed with the SEC on May 8, 2017. Affiliates of THL in the Offering granted the underwriter an option to purchase up to 750,000 additional shares (the “Overallotment Option"). The Offering closed on May 12, 2017, and the full exercise of the Overallotment Option closed on May 18, 2017. The Company did not sell any shares and did not receive any proceeds related to the Offering or Overallotment Option. See Note 3 — Related Party Transactions for the change in ownership percentages related to these transactions.
Cash and Cash Equivalents
Cash and cash equivalents include the following (in millions):

	September 30, 2017	December 31, 2016
Unrestricted:
Cash	$87.0	$129.8
Cash equivalents	57.2	1.8
Total unrestricted cash and cash equivalents	144.2	131.6
Restricted cash equivalents (1)	2.0	2.3
Total cash and cash equivalents	$146.2	$133.9
_______________
(1) Restricted cash equivalents relate to our subsidiary, I-Net Reinsurance Limited, and are held in trust until the final reinsurance policy is canceled.
Trade Receivables, Net
A summary of Trade receivables, net of allowance for doubtful accounts, as of September 30, 2017 and December 31, 2016 is as follows (in millions):

	September 30, 2017	December 31, 2016
Trade receivables — billed	$129.1	$115.4
Trade receivables — unbilled	42.4	42.6
Total trade receivables	171.5	158.0
Allowance for doubtful accounts	(2.3)	(2.2)
Total trade receivables, net	$169.2	$155.8

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

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
The gross value of assets subject to capital leases was $8.4 million (net of imputed interest of $0.1 million) and $10.0 million (net of imputed interest of $0.1 million) as of September 30, 2017 and December 31, 2016, respectively, and is included in Property and equipment, net on the Condensed Consolidated Balance Sheets (Unaudited). The remaining capital lease obligation of $2.2 million and $5.0 million as of September 30, 2017 and December 31, 2016, respectively, is included in Trade accounts payable and other accrued liabilities on the Condensed Consolidated Balance Sheets (Unaudited). The non-cash investing and financing activity for the nine months ended September 30, 2017 and 2016 was $2.2 million and $8.4 million, respectively, and relates to the unpaid portion of the capital lease obligation.
Deferred Compensation Plan
Prior to the Distribution, certain of our management level employees and directors participated in the FNF Deferred Compensation Plan (the "FNF Plan"). The FNF Plan permits participants to defer receipt of part of their current compensation. Participant benefits for the FNF Plan are provided by a funded rabbi trust. The compensation withheld from FNF Plan participants, together with investment income on the FNF Plan, was recorded as a deferred compensation obligation to participants. The underlying rabbi trust and the related liability was historically carried by FNF. As a result of the Distribution, the liability to Black Knight participants in the FNF Plan, as well as the related assets of the funded rabbi trust, were transferred to the newly-formed Black Knight Deferred Compensation Plan (the "Black Knight Plan") in a non-cash transaction. The terms of the Black Knight Plan are consistent with the terms of the former FNF Plan. As of September 30, 2017, the assets of the funded rabbi trust of $11.5 million are included in Other non-current assets, $10.2 million of the related liability is included in Other non-current liabilities and $1.2 million of the related liability is included in Trade accounts payable and other accrued liabilities on the Condensed Consolidated Balance Sheets (Unaudited).
Employee Stock Purchase Plan
Effective July 20, 2015, we adopted the Black Knight Financial Services, Inc. Employee Stock Purchase Plan (the "ESPP"). On September 29, 2017, the board of directors of Black Knight, Inc. approved, and Black Knight, Inc. assumed the ESPP and renamed it the Black Knight, Inc. Employee Stock Purchase Plan. There were no changes to the terms of the ESPP.
401(k) Profit Sharing Plan
Prior to the Distribution, our employees participated in a qualified 401(k) plan sponsored by FNF. As a result of the Distribution, our employees no longer participate in this plan sponsored by FNF. Our indirect subsidiary, Black Knight InfoServ, LLC ("BKIS"), adopted and established the Black Knight 401(k) Profit Sharing Plan (the “Black Knight 401(k) Plan”), effective September 29, 2017. The terms of the Black Knight 401(k) Plan are consistent with the terms of the 401(k) plan sponsored by FNF.
Treasury Shares
Shares held in treasury at the time of the Distribution were canceled for no consideration. In connection with this transaction, we made a policy election to charge the cost in excess of par value to Retained earnings when we cancel or retire repurchased shares.
Equity-Based Compensation
During the first quarter of 2017, Black Knight adopted Accounting Standards Update ("ASU") 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). In connection with this adoption, we made a policy election to account for forfeitures as they occur. The adoption of this ASU did not have a material effect on our business, financial condition or our results of operations.

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Depreciation and Amortization
Depreciation and amortization on the Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited) include the following (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Property and equipment	$7.3	$7.2	$21.7	$21.4
Computer software	21.2	20.6	62.4	57.5
Other intangible assets	16.9	20.5	50.9	56.2
Deferred contract costs	5.9	8.5	19.2	19.1
Total	$51.3	$56.8	$154.2	$154.2
Deferred contract costs amortization for the nine months ended September 30, 2017 includes accelerated amortization of $3.3 million recorded in the first quarter related to certain deferred implementation costs. Deferred contract costs amortization for the three and nine months ended September 30, 2016 includes accelerated amortization of $2.9 million.
Transition and Integration Costs
Transition and integration costs during the three and nine months ended September 30, 2017 primarily represent legal and professional fees related to the Distribution. Transition and integration costs during the three and nine months ended September 30, 2016 primarily represent acquisition-related costs.
2016 eLynx Acquisition
On May 16, 2016, Black Knight completed the acquisition of eLynx Holdings, Inc. ("eLynx"). The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair value at the acquisition date. The fair value of the acquired Computer software and Other intangible assets was determined using a third-party valuation based on significant estimates and assumptions, including level 3 inputs, which are judgmental in nature. These estimates and assumptions include the projected timing and amount of future cash flows, discount rates reflecting the risk inherent in the future cash flows and future market prices. These estimates for the eLynx acquisition were finalized in the first quarter of 2017. Measurement period adjustments to provisional purchase price allocations are recognized in the period in which they are determined, with the effect on earnings of changes in depreciation, amortization or other income resulting from such changes calculated as if the accounting had been completed on the acquisition date.
During the first quarter of 2017, adjustments were recorded to the following (in millions):

Goodwill	$3.0
Computer software	(2.6)
Accrued compensation and benefits	(0.3)
Other intangible assets	(0.1)
The goodwill adjustment of $3.0 million is included in the Software Solutions segment. An adjustment of $0.5 million to Depreciation and amortization was recorded in the first quarter of 2017 related to the changes in provisional values.
Recent Accounting Pronouncements
Revenue Recognition (ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"))
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which was codified as ASC 606. This ASU supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance. The guidance requires a five-step analysis of transactions to determine when and how revenue is recognized based upon the core principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendment also requires additional disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows arising from contracts with customers. The FASB has issued several additional ASUs since this time that add additional clarification. All of the new standards are effective for the Company on January 1, 2018.
In preparation for adoption of ASC 606, we formed a project team and engaged a third-party professional services firm to assist us with our evaluation. We are applying an integrated approach to analyzing ASC 606's impact on our pattern of revenue

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

recognition, including a review of accounting policies and practices, evaluating differences from applying the requirements of the new standard to our contracts and business practices and assessing the need for changes to our processes, accounting systems and design of internal controls. Based upon our assessment to date, we currently do not anticipate a material change to the pattern of revenue recognition related to revenue earned from the majority of our Software Solutions segment hosted software arrangements, Data and Analytics segment arrangements with transaction or volume-based fees or perpetual license arrangements in our Software Solutions and Data and Analytics segments. However, due to the complexity of certain of our contracts, including contracts for multiple products and services related to each of our segments, the final determination will be dependent on contract-specific terms.
During the third quarter, we continued our assessment with increased focus on completing certain detailed contract reviews and further identification of data and disclosure requirements, including the effect on our processes, accounting system and design of internal controls. We finalized changes to our revenue recognition and contract costs policies to address differences in treatment resulting from the adoption of the new standard.
While we continue to assess the effect the adoption of ASC 606 will have on our consolidated financial statements, we currently anticipate changes related to the timing of revenue recognition for distinct professional services performed during implementation of certain solutions within our origination software business, which will be recognized over the period the professional services are performed. Moreover, fees for certain post-implementation professional services related to minor customization of hosted software solutions, determined not to be distinct from the hosted software solutions, will be deferred and recognized over the remaining hosted software contract term. In addition, based on the ongoing analysis of contract acquisition and fulfillment costs, we do not expect a significant change to our current practice for capitalizing such costs; however, we anticipate we will amortize certain capitalized contract costs over a longer time period for certain contracts based on the requirements of the new standard. Further, we currently anticipate recognizing the license portion of certain distinct term license arrangements within our Data and Analytics segment upon delivery as opposed to ratably over the license term. For contracts where the promised software license and ongoing services are not distinct from each other, the timing of revenue recognition will be over time, which is consistent with the treatment under the current revenue recognition standard.
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
Other Accounting Pronouncements
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This ASU expands and refines hedge accounting for both non-financial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. This update also includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. This ASU is effective in fiscal years beginning after December 15, 2018 with early adoption permitted. We are currently evaluating the effect the adoption of this ASU will have on our consolidated financial statements and related disclosures.
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
In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU enhances the reporting model and addresses certain aspects

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

of recognition, measurement, presentation and disclosure for financial instruments. This ASU is effective in fiscal years beginning after December 15, 2017. Early adoption of this ASU is not permitted. We do not expect this update to have a material effect on our results of operations or our financial position.
(2)    Earnings Per Share
Basic earnings per share is computed by dividing Net earnings attributable to Black Knight by the weighted-average number of shares of common stock outstanding during the period.
Prior to the Distribution, potentially dilutive securities include unvested restricted stock awards and the shares of BKFS Class B common stock. The numerator in the diluted net earnings per share calculation is adjusted to reflect our income tax expense at an expected effective tax rate assuming the conversion of the shares of BKFS Class B common stock into shares of BKFS Class A common stock on a one-for-one basis, prior to the Distribution, for the nine months ended September 30, 2017. The expected effective tax rate for the nine months ended September 30, 2017 was 41.1%, including certain discrete items recorded during the period. The denominator includes approximately 84.4 million shares of BKFS Class B common stock outstanding for the nine months ended September 30, 2017. However, the approximately 83.7 million shares of BKFS Class B common stock for the three months ended September 30, 2017 and 84.8 million shares of BKFS Class B common stock for the three and nine months ended September 30, 2016 have been excluded in computing diluted net earnings per share because including them on an "if-converted" basis would have an anti-dilutive effect. The denominator also includes the dilutive effect of approximately 0.6 million shares of unvested restricted shares of common stock for the three and nine months ended September 30, 2017, respectively, and approximately 2.0 million and 1.9 million shares for the three and nine months ended September 30, 2016, respectively.
The shares of Class B common stock did not share in the earnings or losses of Black Knight and were, therefore, not participating securities. Accordingly, basic and diluted net earnings per share of Class B common stock have not been presented.
The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Basic:
Net earnings attributable to Black Knight	$14.7	$11.2	$35.1	$34.0
Shares used for basic net earnings per share:
Weighted average shares of common stock outstanding	67.9	65.9	67.7	65.9
Basic net earnings per share	$0.22	$0.17	$0.52	$0.52

Diluted:
Earnings before income taxes			$131.3
Income tax expense excluding the effect of noncontrolling interests			54.0
Net earnings			$77.3
Net earnings attributable to Black Knight	$14.7	$11.2		$34.0
Shares used for diluted net earnings per share:
Weighted average shares of common stock outstanding	67.9	65.9	67.7	65.9
Dilutive effect of unvested restricted shares of common stock	0.6	2.0	0.6	1.9
Weighted average shares of Class B common stock outstanding	—	—	84.4	—
Weighted average shares of common stock, diluted	68.5	67.9	152.7	67.8
Diluted net earnings per share	$0.21	$0.16	$0.51	$0.50

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

(3)    Related Party Transactions
We are party to certain related party agreements, including those with FNF and THL. The following table sets forth the ownership interests of FNF, THL and other holders of Black Knight common stock (shares in millions):

	September 30, 2017		December 31, 2016
	Shares	Ownership Percentage	Shares	Ownership Percentage
Black Knight, Inc. common stock:
THL and its affiliates	35.1	22.9%	—	—%
Restricted shares	1.9	1.2%	—	—%
Other, including those publicly traded	116.5	75.9%	—	—%
Total shares of Black Knight, Inc. common stock	153.5	100.0%	—	—%
BKFS Class A common stock:
THL and its affiliates	—	—%	39.3	25.5%
Restricted shares	—	—%	2.9	1.9%
Other, including those publicly traded	—	—%	26.9	17.5%
Total shares of Class A common stock	—	—%	69.1	44.9%
BKFS Class B common stock:
FNF subsidiary	—	—%	83.3	54.1%
THL and its affiliates	—	—%	1.5	1.0%
Total shares of Class B common stock	—	—%	84.8	55.1%
Total shares of BKFS common stock	—	—%	153.9	100.0%
As a result of the Distribution as described in Note 1 — Basis of Presentation, FNF no longer has an ownership interest in Black Knight as of September 30, 2017. FNF is still considered to be a related party primarily due to the combination of certain shared board members, members of senior management and various agreements.
Transactions with FNF and THL are described below.
FNF
We have various agreements with FNF and certain FNF subsidiaries to provide software, data and analytics services, as well as corporate shared services and information technology. We are also a party to certain other agreements under which we incur other expenses or receive revenues from FNF.
A detail of the revenues and expenses, net from FNF is set forth in the table below (in millions). The decrease in Revenues from the prior year period are primarily the result of the Property Insight realignment as described in Note 1 — Basis of Presentation.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenues	$13.8	$19.2	$43.2	$53.4
Operating expenses	3.4	3.8	9.8	11.5
Guarantee fee	—	0.9	1.2	2.9
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
FNF subsidiaries held $48.9 million and $49.3 million as of September 30, 2017 and December 31, 2016, respectively, of principal amount of our Term B Loan (as defined in Note 4 — Long-Term Debt) from our credit agreement dated May 27, 2015, as amended.

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

THL
Two managing directors of THL currently serve on our Board of Directors. We purchase software and systems services from certain entities over which THL exercises control.
A detail of the expenses, net from THL is set forth in the table below (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Operating expenses	$—	$0.2	$0.2	$1.0
Software and software-related purchases	—	—	—	1.1
Certain affiliates of THL held $39.4 million of principal amount of our Term B Loan (as defined in Note 4 — Long-Term Debt) as of December 31, 2016 from our credit agreement dated May 27, 2015. They did not hold any of our debt as of September 30, 2017.
Revenues and Expenses
A detail of related party items included in Revenues is as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Data and analytics services	$5.7	$12.3	$18.4	$34.2
Servicing, origination and default software services	8.1	6.9	24.8	19.2
Total related party revenues	$13.8	$19.2	$43.2	$53.4
A detail of related party items included in Operating expenses (net of expense reimbursements) is as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Data entry, indexing services and other operating expenses	$1.4	$2.4	$3.9	$7.3
Corporate services	2.4	2.4	7.4	7.6
Technology and corporate services	(0.4)	(0.8)	(1.3)	(2.4)
Total related party expenses, net	$3.4	$4.0	$10.0	$12.5
Additionally, related party prepaid fees were less than $0.1 million as of September 30, 2017 and $0.1 million as of December 31, 2016. These fees are included in Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets (Unaudited). Finally, related party deferred revenues were $1.0 million as of September 30, 2017, which are included in current Deferred revenues on the Condensed Consolidated Balance Sheets (Unaudited).
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

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

(4)        Long-Term Debt
Long-term debt consisted of the following (in millions):

	September 30, 2017				December 31, 2016
	Principal	Debt Issuance Costs	Discount	Total	Principal	Debt Issuance Costs	Premium (Discount)	Total
Term A Loan	$1,017.1	$(7.5)	$—	$1,009.6	$740.0	$(7.0)	$—	$733.0
Term B Loan	391.0	(2.6)	(1.5)	386.9	394.0	(3.4)	(0.8)	389.8
Revolving Credit Facility	150.0	(4.5)	—	145.5	50.0	(3.7)	—	46.3
Senior Notes, issued at par	—	—	—	—	390.0	—	11.1	401.1
Total long-term debt	1,558.1	(14.6)	(1.5)	1,542.0	1,574.0	(14.1)	10.3	1,570.2
Less: Current portion of long-term debt	55.5	(0.4)	—	55.1	64.0	(0.6)	—	63.4
Long-term debt, net of current portion	$1,502.6	$(14.2)	$(1.5)	$1,486.9	$1,510.0	$(13.5)	$10.3	$1,506.8
Principal maturities as of September 30, 2017 for each of the next five years and thereafter are as follows (in millions):

2017 (remaining)	$13.9
2018	55.5
2019	81.3
2020	107.0
2021	132.7
Thereafter	1,167.7
Total	$1,558.1
Scheduled maturities noted above exclude the effect of the debt issuance costs of $14.6 million as well as $1.5 million original issue discount.
Credit Agreement
On May 27, 2015, BKIS entered into a credit and guaranty agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A., as administrative agent, the guarantors party thereto and the other agents and lenders party thereto. The Credit Agreement provided for (i) an $800.0 million term loan A facility (the "Term A Loan"), (ii) a $400.0 million term loan B facility (the "Term B Loan") and (iii) a $400.0 million revolving credit facility (the "Revolving Credit Facility", and collectively with the Term A Loan and Term B Loan, the "Facilities"). The Facilities are guaranteed by substantially all of BKIS's wholly-owned domestic restricted subsidiaries and BKFS LLC, and are secured by associated collateral agreements that pledge a lien on virtually all of BKIS's assets, including fixed assets and intangible assets, and the assets of the guarantors.
As of September 30, 2017, the Term A Loan and the Revolving Credit Facility bear interest at the Eurodollar rate plus a margin of 175 basis points, and the Term B Loan bears interest at the Eurodollar rate plus a margin of 225 basis points, subject to a Eurodollar rate floor of 75 basis points. As of September 30, 2017, we have $350.0 million capacity on the Revolving Credit Facility and pay an unused commitment fee of 25 basis points. During the nine months ended September 30, 2017, there were $100.0 million of incremental borrowings and no payments on our Revolving Credit Facility and $55.0 million of borrowings and $105.0 million of payments during the nine months ended September 30, 2016. As of September 30, 2017, the interest rates on the Term A Loan, Term B Loan and Revolving Credit Facility were 3.00%, 3.50% and 3.00%, respectively.
After September 30, 2017, we made payments of $150.0 million on our Revolving Credit Facility, which increased our available capacity to $500.0 million.

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Term B Loan Repricing
On February 27, 2017, BKIS entered into a First Amendment to Credit and Guaranty Agreement (the "Credit Agreement First Amendment") with JPMorgan Chase Bank, N.A. as administrative agent. Pursuant to the Credit Agreement First Amendment, the Term B Loan bears interest at rates based upon, at the option of BKIS, either (i) the base rate plus a margin of 125 basis points, or (ii) the Eurodollar rate plus a margin of 225 basis points, subject to a Eurodollar rate floor of 75 basis points. The Term B Loan matures on May 27, 2022. In addition, the Credit Agreement First Amendment permitted the Distribution. The amount included in Other expense, net on the Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited) related to the Term B Loan repricing was $1.1 million.
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
Fair Value of Long-Term Debt
The fair value of our Facilities approximates their carrying value at September 30, 2017. The fair value of our Facilities is based upon established market prices for the securities using level 2 inputs.
Interest Rate Swaps
On September 6, 2017, we entered into an interest rate swap agreement to hedge forecasted monthly interest rate payments on $200.0 million of our floating rate debt (the "September 2017 Swap Agreement"). Under the terms of the September 2017 Swap Agreement, we receive payments based on the 1-month LIBOR rate (equal to 1.25% as of September 30, 2017) and pay a fixed rate of 1.69%. The effective term for the September 2017 Swap Agreement is September 29, 2017 through September 30, 2021.
On March 7, 2017, we entered into an interest rate swap agreement to hedge forecasted monthly interest rate payments on $200.0 million of our floating rate debt (the "March 2017 Swap Agreement"). Under the terms of the March 2017 Swap Agreement, we receive payments based on the 1-month LIBOR rate (equal to 1.25% as of September 30, 2017) and pay a fixed rate of 2.08%. The effective term for the March 2017 Swap Agreement is March 31, 2017 through March 31, 2022.
On January 20, 2016, we entered into two interest rate swap agreements to hedge forecasted monthly interest rate payments on $400.0 million of our floating rate debt ($200.0 million notional value each) (the "January 2016 Swap Agreements", and together with the March 2017 Swap Agreement and September 2017 Swap Agreement, the "Swap Agreements"). Under the terms of the January 2016 Swap Agreements, we receive payments based on the 1-month LIBOR rate (equal to 1.25% as of September 30, 2017) and pay a weighted average fixed rate of 1.01%. The effective term for the January 2016 Swap Agreements is February 1, 2016 through January 31, 2019.

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

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
The estimated fair values of our Swap Agreements are as follows (in millions):

Balance Sheet Account	September 30, 2017	December 31, 2016
Other non-current assets	$3.7	$—
Other non-current liabilities	$1.8	$2.2
As of September 30, 2017, a cumulative gain of $1.9 million ($1.1 million net of tax) is reflected in Accumulated other comprehensive earnings (loss). As of December 31, 2016, a cumulative loss of $1.0 million ($0.6 million net of tax) is reflected in Accumulated other comprehensive earnings (loss), and a cumulative loss of $1.2 million is reflected in Noncontrolling interests. Below is a summary of the effect of derivative instruments on amounts recognized in Other comprehensive earnings (loss) ("OCE") on the accompanying Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited) for the three months ended September 30, 2017 and 2016 (in millions):

	Three months ended September 30, 2017		Three months ended September 30, 2016
	Amount of Gain Recognized in OCE	Amount of Loss Reclassified from Accumulated OCE into Net earnings	Amount of Gain Recognized in OCE	Amount of Loss Reclassified from Accumulated OCE into Net earnings
Swap agreements
Attributable to noncontrolling interests	$0.5	$0.1	$0.7	$0.3
Attributable to Black Knight	0.3	—	0.4	0.1
Total	$0.8	$0.1	$1.1	$0.4
Below is a summary of the effect of derivative instruments on amounts recognized in other comprehensive earnings ("OCE") on the accompanying Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited) for the nine months ended September 30, 2017 and 2016 (in millions):

	Nine months ended September 30, 2017		Nine months ended September 30, 2016
	Amount of Gain Recognized in OCE	Amount of Loss Reclassified from Accumulated OCE into Net earnings	Amount of Loss Recognized in OCE	Amount of Loss Reclassified from Accumulated OCE into Net earnings
Swap agreements
Attributable to noncontrolling interests	$1.7	$0.5	$(1.6)	$0.8
Attributable to Black Knight	0.9	0.2	(0.9)	0.4
Total	$2.6	$0.7	$(2.5)	$1.2
Approximately $0.3 million ($0.2 million net of tax) of the balance in Accumulated other comprehensive earnings (loss) as of September 30, 2017 is expected to be reclassified into Interest expense over the next 12 months.
It is our policy to execute such instruments with credit-worthy banks and not to enter into derivative financial instruments for speculative purposes. As of September 30, 2017, we believe our interest rate swap counterparties will be able to fulfill their obligations under our agreements, and we believe we will have debt outstanding through the various expiration dates of the swaps such that the occurrence of future cash flow hedges remains probable.
(5)        Income Taxes
Our effective tax rate for the three months ended September 30, 2017 and 2016 was 17.3% and 16.3%, respectively, and 18.5% and 16.3% for the nine months ended September 30, 2017 and 2016, respectively. These rates are lower than the typical federal and state statutory rate because of the effect of our noncontrolling interests prior to the Distribution. The increase in the effective tax rate for the nine months ended September 30, 2017 is primarily driven by the resolution of a legacy tax matter, partially offset by the effect of adopting ASU 2016-09 related to the income tax effects of awards that vested.

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

As a result of the Distribution and the THL Interest Exchange, there are no longer any noncontrolling interests. Black Knight has determined that the Distribution represents a significant, unusual transaction or infrequently occurring event, and therefore, it is appropriate to exclude the taxes for the period prior to the Distribution from the estimated annual effective tax rate. The taxes for such items are individually computed and recognized as they occur.
Prior to the Distribution and THL Interest Exchange, the net deferred tax liability of Black Knight was primarily related to its investment in BKFS LLC. Following the Distribution, Black Knight indirectly owns 100% of BKFS LLC and has recorded a non-cash transaction resulting in an increase of $288.4 million to Deferred income taxes with an offset to Additional paid-in capital on the Condensed Consolidated Balance Sheets (Unaudited) to reflect the difference in the tax and financial reporting basis of the Company’s assets and liabilities. The components of deferred tax assets and liabilities as of September 30, 2017 primarily relate to intangible assets, deferred contract costs, deferred revenues, property and equipment, equity-based compensation and deferred compensation.
As a result of the Distribution, Black Knight recorded an $8.3 million contingent tax liability for an uncertain tax position that was previously recorded at BKHI. As part of the Distribution, a tax matters agreement was entered into by FNF and Black Knight. The agreement outlines requirements for items such as the filing of pre and post-spin tax returns, payment of tax liabilities, entitlements of refunds and certain other tax matters. Under the tax matters agreement with FNF, Black Knight has an indemnification receivable for the full amount of the contingent tax liability included in Receivables from related parties on the Condensed Consolidated Balance Sheets (Unaudited).
Pursuant to the tax matters agreement with FNF, we are obligated to indemnify FNF for (i) any action by Black Knight, or the failure to take any action within our control that negates the tax-free status of the transactions; or (ii) direct or indirect changes in ownership of Black Knight equity interests that cause the Distribution to be a taxable event to FNF as a result of the application of Section 355(e) of the Internal Revenue Code (“IRC”) or to be a taxable event as a result of a failure to satisfy the “continuity of interest” or “device” requirements for tax-free treatment under Section 355 of the IRC. No such events have occurred.
We record interest and penalties related to income taxes, if any, as a component of Income tax expense on the Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited).
Tax Distributions
Prior to the Distribution, the taxable income of BKFS LLC was allocated to its members, including BKFS, and the members were required to reflect on their own income tax returns the items of income, gain, deduction and loss and other tax items of BKFS LLC that were allocated to them. BKFS LLC made tax distributions to its members for their allocable share of BKFS LLC's taxable income. Tax distributions are calculated based on allocations of income to a member for a particular taxable year without taking into account any losses allocated to the member in a prior taxable year. This practice is consistent with IRS regulations. Subject to certain reductions, tax distributions are generally made based on an assumed tax rate equal to the highest combined marginal federal, state and local income tax rate applicable to a U.S. corporation. BKFS LLC made tax distributions of $75.3 million and $48.5 million during the nine months ended September 30, 2017 and 2016, respectively. The 2017 tax distributions were for the 2016 tax year and 2017 tax year relating to the period before the Distribution.
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

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

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
During the third quarter of 2017, we granted 98,194 restricted shares of our Class A common stock with a grant date fair value ranging from $41.90 to $42.25, which was based on the closing price of our common stock on the date of grant. These vest over a two-year period.
Restricted stock transactions in 2017 are as follows:

	Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2016	2,908,374	*
Granted	982,764	$38.31
Forfeited	(123,824)	$34.42
Vested	(1,840,719)	*
Balance, September 30, 2017	1,926,595	*
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

Equity-based compensation expense was $4.1 million and $3.4 million for the three months ended September 30, 2017 and 2016, respectively, and $14.2 million and $9.5 million for the nine months ended September 30, 2017 and 2016, respectively. These expenses are included in Operating expenses in the Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited).
Total unrecognized compensation cost was $44.3 million as of September 30, 2017 and is expected to be recognized over a weighted average period of approximately 2.6 years.
Omnibus Plan
The Black Knight Financial Services, Inc. 2015 Omnibus Incentive Plan (the "BKFS Omnibus Plan") was established in 2015 and is now titled the “Black Knight, Inc. Amended and Restated 2015 Omnibus Incentive Plan” (the "Black Knight Omnibus Plan"). The Black Knight Financial Services, Inc. board of directors adopted the Black Knight Omnibus Plan as of September 29, 2017, and the Black Knight Omnibus Plan was assumed by Black Knight, Inc. on September 29, 2017.

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

(8)    Segment Information
ASC Topic 280, Segment Reporting ("ASC 280") establishes standards for reporting information about segments and requires that a public business enterprise reports financial and descriptive information about its segments. Segments are components of an enterprise for which separate financial information is available and are evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. Black Knight’s chief executive officer is identified as the CODM as defined by ASC 280. To align with the internal management of our business operations based on service offerings, our business is organized into two segments:

•
Software Solutions - offers software and hosting solutions that support loan servicing, loan origination and settlement services. The Software Solutions segment was formerly known as the Technology segment.

•
Data and Analytics - offers data and analytics solutions to the mortgage, real estate and capital markets verticals. These solutions include property ownership data, lien data, servicing data, automated valuation models, collateral risk scores, prepayment and default models, lead generation and other data solutions.

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
Summarized financial information concerning our segments is shown in the tables below (in millions):

	Three months ended September 30, 2017
	Software Solutions	Data and Analytics	Corporate and Other		Total
Revenues	$224.5	$40.3	$(1.0)	(1)	$263.8
Expenses:
Operating expenses	93.0	32.7	15.0		140.7
Transition and integration costs	—	—	4.0		4.0
EBITDA	131.5	7.6	(20.0)		119.1
Depreciation and amortization	24.3	3.7	23.3	(2)	51.3
Operating income (loss)	107.2	3.9	(43.3)		67.8
Interest expense					(14.1)
Other expense, net					(0.6)
Earnings before income taxes					53.1
Income tax expense					9.2
Net earnings					$43.9
_______________________________________________________
Note: The Software Solutions segment was formerly known as the Technology segment.

(1)	Revenues for Corporate and Other represent deferred revenue purchase accounting adjustments recorded in accordance with GAAP.

(2)
Depreciation and amortization for Corporate and Other primarily represents net incremental depreciation and amortization adjustments associated with the application of purchase accounting recorded in accordance with GAAP.

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

	Three months ended September 30, 2016
	Software Solutions	Data and Analytics	Corporate and Other		Total
Revenues	$221.0	$47.6	$(1.5)	(1)	$267.1
Expenses:
Operating expenses	95.9	39.2	17.1		152.2
Transition and integration costs	—	—	1.1		1.1
EBITDA	125.1	8.4	(19.7)		113.8
Depreciation and amortization	29.0	2.1	25.7	(2)	56.8
Operating income (loss)	96.1	6.3	(45.4)		57.0
Interest expense					(16.9)
Other expense, net					(1.4)
Earnings before income taxes					38.7
Income tax expense					6.3
Net earnings					$32.4
_______________________________________________________
Note: The Software Solutions segment was formerly known as the Technology segment.

(1)	Revenues for Corporate and Other represent deferred revenue purchase accounting adjustments recorded in accordance with GAAP.

(2)
Depreciation and amortization for Corporate and Other primarily represents net incremental depreciation and amortization adjustments associated with the application of purchase accounting recorded in accordance with GAAP.

	Nine months ended September 30, 2017
	Software Solutions	Data and Analytics	Corporate and Other		Total
Revenues	$665.6	$122.1	$(3.6)	(1)	$784.1
Expenses:
Operating expenses	277.7	99.2	51.3		428.2
Transition and integration costs	—	—	8.5		8.5
EBITDA	387.9	22.9	(63.4)		347.4
Depreciation and amortization	74.9	11.0	68.3	(2)	154.2
Operating income (loss)	313.0	11.9	(131.7)		193.2
Interest expense					(44.8)
Other expense, net					(17.1)
Earnings before income taxes					131.3
Income tax expense					24.3
Net earnings					$107.0

Balance sheet data:
Total assets	$3,153.4	$352.0	$244.6		$3,750.0
Goodwill	$2,115.0	$191.8	$—		$2,306.8
_______________________________________________________
Note: The Software Solutions segment was formerly known as the Technology segment.

(1)	Revenues for Corporate and Other represent deferred revenue purchase accounting adjustments recorded in accordance with GAAP.

(2)
Depreciation and amortization for Corporate and Other primarily represents net incremental depreciation and amortization adjustments associated with the application of purchase accounting recorded in accordance with GAAP.

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

	Nine months ended September 30, 2016
	Software Solutions	Data and Analytics	Corporate and Other		Total
Revenues	$636.6	$133.7	$(5.8)	(1)	$764.5
Expenses:
Operating expenses	273.2	111.7	48.5		433.4
Transition and integration costs	—	—	2.2		2.2
EBITDA	363.4	22.0	(56.5)		328.9
Depreciation and amortization	80.2	6.5	67.5	(2)	154.2
Operating income (loss)	283.2	15.5	(124.0)		174.7
Interest expense					(50.6)
Other expense, net					(6.2)
Earnings before income taxes					117.9
Income tax expense					19.2
Net earnings					$98.7

Balance sheet data:
Total assets	$3,225.6	$353.4	$134.5		$3,713.5
Goodwill	$2,108.7	$191.8	$—		$2,300.5
_______________________________________________________
Note: The Software Solutions segment was formerly known as the Technology segment.

(1)	Revenues for Corporate and Other represent deferred revenue purchase accounting adjustments recorded in accordance with GAAP.

(2)
Depreciation and amortization for Corporate and Other primarily represents net incremental depreciation and amortization adjustments associated with the application of purchase accounting recorded in accordance with GAAP.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Except as otherwise indicated or unless the context otherwise requires, all references to "Black Knight," the "Company," "we," "us" or "our" (1) prior to the Distribution (as defined in Note 1 — Basis of Presentation), are to Black Knight Financial Services, Inc., a Delaware corporation, and its subsidiaries and (2) after the Distribution, are to Black Knight, Inc., a Delaware corporation, and its subsidiaries.

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including statements regarding expectations, hopes, intentions or strategies regarding the future. Forward-looking statements are based on Black Knight management's beliefs, as well as assumptions made by, and information currently available to, them. Because such statements are based on expectations as to future financial and operating results and are not statements of fact, actual results may differ materially from those projected. Black Knight, Inc. ("Black Knight," the "Company," "we," "us" or "our") undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. The risks and uncertainties that forward-looking statements are subject to include, but are not limited to:

•	security breaches against our information systems;

•	our ability to maintain and grow our relationships with our customers;

•	changes to the laws, rules and regulations that affect our and our customers' businesses;

•	our ability to adapt our services to changes in technology or the marketplace;

•	the effect of any potential defects, development delays, installation difficulties or system failures on our business and reputation;

•	changes in general economic, business, regulatory and political conditions, particularly as they affect the mortgage industry;

•	risks associated with the availability of data;

•	the effects of our substantial leverage on our ability to make acquisitions and invest in our business;

•	our ability to successfully integrate strategic acquisitions;

•	risks associated with our spin-off from FNF, including limitations on our strategic and operating flexibility as a result of the tax-free nature of the spin-off; and

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
History
Black Knight is a leading provider of software, data and analytics solutions to the mortgage and consumer loan, real estate and capital market verticals. Our solutions facilitate and automate many of the mission-critical business processes across the homeownership lifecycle, from origination until asset disposition. We believe we differentiate ourselves by the breadth and depth of our comprehensive, integrated solutions and the insight we provide to our clients. Black Knight was a majority-owned subsidiary of Fidelity National Financial, Inc. ("FNF") prior to the Distribution as described in the "Distribution of FNF's Ownership Interest and Related Transactions" section below.
Overview
We have market-leading positions in mortgage processing and software solutions combined with comprehensive real estate data and extensive analytic capabilities. Our solutions are utilized by U.S. mortgage originators and mortgage servicers, as well as other financial institutions, investors and real estate professionals, to support mortgage lending and servicing operations, analyze portfolios and properties, operate more efficiently, meet regulatory compliance requirements and mitigate risk.
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

We believe our comprehensive end-to-end, integrated solutions differentiate us from other software providers serving the mortgage industry and position us particularly well for evolving opportunities in this market. We have served the mortgage and real estate industries for over 50 years and utilize this experience to design and develop solutions that fit our clients’ ever-evolving needs. Our proprietary software solutions and data and analytics capabilities reduce manual processes, improve compliance and quality, mitigate risk and deliver significant cost savings to our clients. Our scale allows us to continually and cost-effectively invest in our business in order to meet evolving industry requirements and maintain our position as an industry-standard platform for mortgage market participants.
The table below summarizes active first and second lien mortgages on our mortgage servicing software solution and the related market data, reflecting our leadership in the mortgage servicing software solutions market (in millions):

	First lien mortgages				Second lien mortgages
	as of September 30,				as of September 30,
	2017		2016		2017		2016
Active loans	31.5		31.2		1.9		1.1
Market size	51.0	(1)	50.7	(1)	15.4	(2)	15.7	(2)
Market share	62%		61%		12%		7%
_______________________________________________________
Note: Percentages above may not recalculate due to rounding.

(1)	According to the August Black Knight Mortgage Monitor Report as of August 31, 2017 and 2016 for U.S. first lien mortgages.

(2)	According to the July 2017 Equifax National Consumer Credit Trends Report as of June 30, 2017 and September 30, 2016 for U.S. second lien mortgages.
Our business is organized into two segments:

•
Software Solutions - offers software and hosting solutions that support loan servicing, loan origination and settlement services. The Software Solutions segment was formerly known as the Technology segment.

•
Data and Analytics - offers data and analytics solutions to the mortgage, real estate and capital markets verticals. These solutions include property ownership data, lien data, servicing data, automated valuation models, collateral risk scores, prepayment and default models, lead generation and other data solutions.

We offer our solutions to a wide range of clients across the mortgage and consumer loan, real estate and capital market verticals. The quality and breadth of our solutions contribute to the long-standing nature of our relationships with our clients, the majority of whom enter into long-term contracts across multiple products that are embedded in their mission critical workflow and decision processes. Given the contractual nature of our revenues and stickiness of our client relationships, our revenues are highly visible and recurring in nature. Due to our integrated suite of solutions and our scale in the mortgage market, we are able to drive significant operating leverage, which we believe enables our clients to operate more efficiently while allowing us to generate strong margins and cash flow.
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
Underlying the three major components of the mortgage loan life cycle are the software and data and analytics support behind each process, which has become increasingly critical to industry participants due to the complexity of regulatory requirements. As the industry has grown in complexity, participants have responded by outsourcing to large scale specialty providers, automating manual processes and seeking end-to-end solutions that support the processes required to manage the entire mortgage loan life cycle.
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

Mortgage Originations
Our various businesses are affected differently by the level of mortgage originations, including refinancing transactions. Our mortgage servicing software solution is minimally affected by varying levels of mortgage originations because it primarily earns revenues based on the total number of mortgage loans it processes, which tend to stay more constant than the market for originations. Our origination software and some of our data businesses may be affected by the volume of real estate transactions and mortgage originations, but many of our client contracts for origination software solutions contain minimum charges.
Economic Conditions
Our various businesses may also be affected by general economic conditions. For example, in the event that a difficult economy or other factors lead to a significant decline in levels of home ownership and a significant reduction in the number of mortgage loans outstanding and we are not able to counter the effect of those events with increased market share or higher fees, it could have a material adverse effect on our mortgage processing revenues. In contrast, we believe that a weaker economy tends to increase the volume of consumer mortgage defaults, which can increase the revenues in our specialty servicing software business that is used to service residential mortgage loans in default. Also, interest rates tend to decline in a weaker economy driving higher than normal refinance transactions that provide potential volume increases to our origination software offerings, most specifically the Exchange platform.
Distribution of FNF's Ownership Interest and Related Transactions
On December 7, 2016, we announced that FNF's Board of Directors approved a tax-free plan (the "Distribution Plan") whereby FNF intended to distribute all 83.3 million shares of Black Knight common stock that it currently owned to FNF Group shareholders.
On September 29, 2017, the transactions contemplated by the Distribution Plan were consummated (the "Distribution") as described in Note 1 of the Notes to Condensed Consolidated Financial Statements (Unaudited).
Following the closing of the transactions, shares of Black Knight, Inc. common stock are listed on the New York Stock Exchange under the trading symbol “BKI”, and began trading on October 2, 2017. Under the organizational documents of Black Knight, Inc., the rights of the holders of shares of Black Knight, Inc. common stock are substantially the same as the rights of former holders of Black Knight Financial Services, Inc. Class A common stock.
Subsequent to the Distribution and related transactions, Black Knight Financial Services, LLC ("BKFS LLC") is an indirect wholly-owned subsidiary of Black Knight, Inc. and there are no noncontrolling interests in BKFS LLC. In addition, the Up-C structure is no longer in place. As a result, our consolidated statements of operations will reflect a higher effective tax rate more closely aligned with other C-corporations in the U.S. and will no longer reflect net earnings attributable to noncontrolling interests. Had the Distribution taken place on January 1, 2017, our effective tax rate for the nine months ended September 30, 2017 would have been 41.1%, including certain discrete items recorded during the period.

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
Share Repurchase Program
On January 31, 2017, the Black Knight Financial Services, Inc. board of directors approved a three-year share repurchase program, effective February 3, 2017, authorizing us to repurchase up to 10 million shares of Black Knight Financial Services, Inc. Class A common stock. The repurchase program authorized us to purchase Black Knight Class A common stock from time to time through February 2, 2020, through open market purchases, negotiated transactions or other means, in accordance with applicable securities laws and other restrictions. There were no repurchases during the third quarter of 2017. During the nine months ended September 30, 2017, we repurchased approximately 1.2 million shares of our Class A common stock for $46.6 million, or an average of $39.18 per share.
In connection with the Distribution, the Black Knight board of directors approved a share repurchase program authorizing the repurchase of shares of Black Knight, Inc. common stock consistent with the previous Black Knight Financial Services, Inc. share repurchase program. The timing and volume of share repurchases will be determined by our management based on ongoing assessments of the capital needs of the business, the market price of Black Knight common stock and general market conditions. As of September 30, 2017, we had approximately 8.8 million shares remaining under our share repurchase authorization.
Term B Loan Repricing
On February 27, 2017, Black Knight InfoServ, LLC ("BKIS") entered into a First Amendment to Credit and Guaranty Agreement (the "Credit Agreement First Amendment") with JPMorgan Chase Bank, N.A. as administrative agent. Pursuant to the Credit Agreement First Amendment, the Term B Loan, as described in Note 4 to the Notes to Condensed Consolidated Financial Statements (Unaudited), bears interest at rates based upon, at the option of BKIS, either (i) the base rate plus a margin of 125 basis points, or (ii) the Eurodollar rate plus a margin of 225 basis points, subject to a Eurodollar rate floor of 75 basis points. The Term B Loan matures on May 27, 2022. In addition, the Credit Agreement First Amendment permitted the Distribution.
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

THL Secondary Offering
On May 8, 2017, Black Knight announced the pricing of an underwritten secondary offering of 5,000,000 shares of its Class A common stock (the “Offering”) by affiliates of Thomas H. Lee Partners, L.P. (“THL”) pursuant to a shelf registration statement on Form S-3 filed with the SEC on May 8, 2017. Affiliates of THL in the Offering granted the underwriter an option to purchase up to 750,000 additional shares (the “Overallotment Option"). The Offering closed on May 12, 2017, and the full exercise of the Overallotment Option closed on May 18, 2017. The Company did not sell any shares and did not receive any proceeds related to the Offering or Overallotment Option. See Note 3 to the Notes to Condensed Consolidated Financial Statements (Unaudited) for the change in ownership percentages related to these transactions.
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
Adjusted Revenues and Adjusted EBITDA for the Software Solutions and Data and Analytics segments are presented in conformity with Accounting Standards Codification 280, Segment Reporting. These measures are reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing their performance. For these reasons, these measures are excluded from the definition of non-GAAP financial measures under the Securities and Exchange Commission's Regulation G and Item 10(e) of Regulation S-K.

•
Adjusted Revenues - We define Adjusted Revenues as Revenues adjusted to include the revenues that were not recorded by Black Knight during the periods presented due to the deferred revenue purchase accounting adjustment recorded in accordance with GAAP. These adjustments are reflected in Corporate and Other.

•	Adjusted EBITDA - We define Adjusted EBITDA as Net earnings, with adjustments to reflect the addition or elimination of certain income statement items including, but not limited to:

◦	Depreciation and amortization;

◦	Interest expense;

◦	Income tax expense;

◦	Other expense, net;

◦	Loss (gain) from discontinued operations, net of tax;

◦	deferred revenue purchase accounting adjustment recorded in accordance with GAAP;

◦	equity-based compensation, including related payroll taxes;

◦	costs associated with debt and/or equity offerings, including the Distribution;

◦	spin-off related transition costs; and

◦	acquisition-related costs.
These adjustments are reflected in Corporate and Other.

•	Adjusted EBITDA Margin - Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by Adjusted Revenues.

Consolidated Results of Operations
The following table presents certain financial data for the periods indicated (in millions):
	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenues	$263.8	$267.1	$784.1	$764.5
Expenses:
Operating expenses	140.7	152.2	428.2	433.4
Depreciation and amortization	51.3	56.8	154.2	154.2
Transition and integration costs	4.0	1.1	8.5	2.2
Total expenses	196.0	210.1	590.9	589.8
Operating income	67.8	57.0	193.2	174.7
Operating margin	25.7%	21.3%	24.6%	22.9%
Interest expense	(14.1)	(16.9)	(44.8)	(50.6)
Other expense, net	(0.6)	(1.4)	(17.1)	(6.2)
Earnings before income taxes	53.1	38.7	131.3	117.9
Income tax expense	9.2	6.3	24.3	19.2
Net earnings	$43.9	$32.4	$107.0	$98.7

Key Performance Metrics (Non-GAAP)
Adjusted Revenues	$264.8	$268.6	$787.7	$770.3
Adjusted EBITDA	$128.2	$119.8	$373.9	$346.4
Adjusted EBITDA Margin	48.4%	44.6%	47.5%	45.0%
A reconciliation of the above non-GAAP financial measures to the most directly comparable GAAP financial measures is presented in the tables below (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenues	$263.8	$267.1	$784.1	$764.5
Deferred revenue purchase accounting adjustment	1.0	1.5	3.6	5.8
Adjusted Revenues	$264.8	$268.6	$787.7	$770.3

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net earnings	$43.9	$32.4	$107.0	$98.7
Depreciation and amortization	51.3	56.8	154.2	154.2
Interest expense	14.1	16.9	44.8	50.6
Income tax expense	9.2	6.3	24.3	19.2
Other expense, net	0.6	1.4	17.1	6.2
EBITDA	119.1	113.8	347.4	328.9
Deferred revenue purchase accounting adjustment	1.0	1.5	3.6	5.8
Equity-based compensation	4.1	3.4	14.4	9.5
Debt and/or equity offering expenses	2.4	0.5	5.8	0.6
Spin-off related transition costs	1.6	—	2.7	—
Acquisition-related costs	—	0.6	—	1.6
Adjusted EBITDA	$128.2	$119.8	$373.9	$346.4
Adjusted EBITDA Margin	48.4%	44.6%	47.5%	45.0%
Revenues
Consolidated Revenues were $263.8 million in the three months ended September 30, 2017 compared to $267.1 million in the 2016 period, a decrease of $3.3 million, or 1%. Consolidated Revenues were $784.1 million in the nine months ended September 30, 2017 compared to $764.5 million in the 2016 period, an increase of $19.6 million, or 3%. The change in revenues is discussed further at the segment level below.
The following table sets forth revenues by segment for the periods presented (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Software Solutions	$224.5	$221.0	$665.6	$636.6
Data and Analytics	40.3	47.6	122.1	133.7
Corporate and Other (1)	(1.0)	(1.5)	(3.6)	(5.8)
Total	$263.8	$267.1	$784.1	$764.5
_______________________________________________________

(1)	Revenues for Corporate and Other represent deferred revenue purchase accounting adjustments recorded in accordance with GAAP.
Software Solutions
Revenues were $224.5 million in the three months ended September 30, 2017 compared to $221.0 million in the 2016 period, an increase of $3.5 million, or 2%. Our servicing software business grew 6%, or $11.1 million, primarily driven by higher loan volumes on our core servicing software solution, which increased 3.1% to 33.4 million average loans, and price increases, partially offset by lower specialty servicing volumes. Our origination software business declined 17%, or $7.6 million, primarily driven by lower Exchange volumes as a result of the 43% decline in refinancing originations as reported by the Mortgage Bankers Association ("MBA").
Revenues were $665.6 million in the nine months ended September 30, 2017 compared to $636.6 million in the 2016 period, an increase of $29.0 million, or 5%. Our servicing software business grew 8%, or $40.6 million, primarily driven by higher loan volumes on our core servicing software solution, which increased 2.9% to 32.8 million average loans, price increases and higher transactional volumes. Our origination software business declined 9%, or $11.6 million, primarily driven by lower Exchange volumes as a result of a decline in refinancing originations, consulting revenues and client contract termination fees, partially offset by the eLynx acquisition.
Data and Analytics
Revenues were $40.3 million in the three months ended September 30, 2017 compared to $47.6 million in the 2016 period, a decrease of $7.3 million, or 15%. The decrease was driven by the effect of the Property Insight realignment, partially offset by growth in our property data and multiple listing service businesses. Had the realignment taken place on January 1, 2016, Black Knight revenues for the three months ended September 30, 2016 would have been lower by $8.3 million.
Revenues were $122.1 million in the nine months ended September 30, 2017 compared to $133.7 million in the 2016 period, a decrease of $11.6 million, or 9%. The decrease was driven by the effect of the Property Insight realignment, partially offset by incremental revenues from the Motivity acquisition and growth in our property data and multiple listing service businesses. Had the realignment taken place on January 1, 2016, Black Knight revenues for the nine months ended September 30, 2016 would have been lower by $23.3 million.
Operating Expenses
Consolidated Operating expenses were $140.7 million in the three months ended September 30, 2017 compared to $152.2 million in the 2016 period, a decrease of $11.5 million, or 8%. Consolidated Operating expenses were $428.2 million in the nine months ended September 30, 2017 compared to $433.4 million in the 2016 period, a decrease of $5.2 million, or 1%. The changes in operating expenses are discussed further at the segment level below.
The following table sets forth operating expenses by segment for the periods presented (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Software Solutions	$93.0	$95.9	$277.7	$273.2
Data and Analytics	32.7	39.2	99.2	111.7
Corporate and Other	15.0	17.1	51.3	48.5
Total	$140.7	$152.2	$428.2	$433.4
Software Solutions
Operating expenses were $93.0 million in the three months ended September 30, 2017 compared to $95.9 million in the 2016 period, a decrease of $2.9 million, or 3%. The decrease was primarily due to lower net personnel costs.
Operating expenses were $277.7 million in the nine months ended September 30, 2017 compared to $273.2 million in the 2016 period, an increase of $4.5 million, or 2%. The increase was primarily due to the eLynx acquisition.
Data and Analytics
Operating expenses were $32.7 million in the three months ended September 30, 2017 compared to $39.2 million in the 2016 period, a decrease of $6.5 million, or 17%. The decrease was primarily driven by the Property Insight realignment, partially offset by the Motivity acquisition and the effect of costs associated with the data hub.
Operating expenses were $99.2 million in the nine months ended September 30, 2017 compared to $111.7 million in the 2016 period, a decrease of $12.5 million, or 11%. The decrease was primarily driven by the Property Insight realignment, partially offset by the Motivity acquisition and the effect of costs associated with the data hub.
Corporate and Other
Operating expenses were $15.0 million in the three months ended September 30, 2017 compared to $17.1 million in the 2016 period, a decrease of $2.1 million, or 12%. The decrease was primarily driven by lower incentive bonus accruals, partially offset by higher equity-based compensation.
Operating expenses were $51.3 million in the nine months ended September 30, 2017 compared to $48.5 million in the 2016 period, an increase of $2.8 million, or 6%. The increase was primarily driven by higher equity-based compensation and professional fees, partially offset by lower incentive bonus accruals.
Depreciation and Amortization
Consolidated Depreciation and amortization was $51.3 million in the three months ended September 30, 2017 compared to $56.8 million in the 2016 period, a decrease of $5.5 million, or 10%. Consolidated Depreciation and amortization was $154.2 million in the nine months ended September 30, 2017 and 2016. The changes in depreciation and amortization are discussed further at the segment level below.

The following table sets forth depreciation and amortization by segment for the periods presented (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Software Solutions	$24.3	$29.0	$74.9	$80.2
Data and Analytics	3.7	2.1	11.0	6.5
Corporate and Other (1)	23.3	25.7	68.3	67.5
Total	$51.3	$56.8	$154.2	$154.2
_______________________________________________________

(1)
Depreciation and amortization for Corporate and Other primarily represents net incremental depreciation and amortization adjustments associated with the application of purchase accounting recorded in accordance with GAAP.

Software Solutions
Depreciation and amortization was $24.3 million in the three months ended September 30, 2017 compared to $29.0 million in the 2016 period, a decrease of $4.7 million. The decrease is primarily due to lower deferred contract costs amortization. The 2016 period includes accelerated amortization of $2.9 million related to certain deferred implementation costs.
Depreciation and amortization was $74.9 million in the nine months ended September 30, 2017 compared to $80.2 million in the 2016 period, a decrease of $5.3 million. The decrease is primarily due to lower deferred contract costs amortization and software amortization.
Data and Analytics
Depreciation and amortization was $3.7 million in the three months ended September 30, 2017 compared to $2.1 million in the 2016 period, an increase of $1.6 million. The increase is primarily due to increased depreciation from both computer hardware and new software development.
Depreciation and amortization was $11.0 million in the nine months ended September 30, 2017 compared to $6.5 million in the 2016 period, an increase of $4.5 million. The increase is primarily due to increased depreciation from both computer hardware and new software development.
Corporate and Other
Depreciation and amortization was $23.3 million in the three months ended September 30, 2017 compared to $25.7 million in the 2016 period, a decrease of $2.4 million. The decrease is primarily due to depreciation and amortization related to customer relationship assets.
Depreciation and amortization was $68.3 million in the nine months ended September 30, 2017 compared to $67.5 million in the 2016 period, an increase of $0.8 million.
Transition and Integration Costs
Consolidated Transition and integration costs were $4.0 million in the three months ended September 30, 2017 compared to $1.1 million in the 2016 period, an increase of $2.9 million. Consolidated Transition and integration costs were $8.5 million in the nine months ended September 30, 2017 compared to $2.2 million in the 2016 period, an increase of $6.3 million. Transition and integration costs for the 2017 period primarily represents legal and professional fees related to the Distribution and transition related costs as we transfer certain corporate functions from FNF. Transition and integration costs for the 2016 period primarily represent costs associated with the eLynx and Motivity acquisitions.
Operating Income (Loss)
Consolidated Operating income was $67.8 million in the three months ended September 30, 2017 compared to $57.0 million in the 2016 period, an increase of $10.8 million, or 19%. Consolidated Operating income was $193.2 million in the nine months ended September 30, 2017 compared to $174.7 million in the 2016 period, an increase of $18.5 million, or 11%. The changes in operating income (loss) are discussed further at the segment level below.

The following table sets forth operating income (loss) by segment for the periods presented (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Software Solutions	$107.2	$96.1	$313.0	$283.2
Data and Analytics	3.9	6.3	11.9	15.5
Corporate and Other	(43.3)	(45.4)	(131.7)	(124.0)
Total	$67.8	$57.0	$193.2	$174.7
Software Solutions
Operating income was $107.2 million in the three months ended September 30, 2017 compared to $96.1 million in the 2016 period, an increase of $11.1 million, or 12%. Operating margin was 47.8% in the three months ended September 30, 2017 compared to 43.5% in 2016. The increase in operating income is primarily due to revenue growth within servicing software and lower depreciation and amortization.
Operating income was $313.0 million in the nine months ended September 30, 2017 compared to $283.2 million in the 2016 period, an increase of $29.8 million, or 11%. Operating margin was 47.0% in the nine months ended September 30, 2017 compared to 44.5% in 2016. The increase in operating income is primarily due to revenue growth within servicing software and lower depreciation and amortization.
Data and Analytics
Operating income was $3.9 million in the three months ended September 30, 2017 compared to $6.3 million in the 2016 period, a decrease of $2.4 million, or 38%. Operating margin was 9.7% in the three months ended September 30, 2017 compared to 13.2% in 2016. The decrease is primarily due to expenses associated with Motivity and the data hub and higher depreciation and amortization.
Operating income was $11.9 million in the nine months ended September 30, 2017 compared to $15.5 million in the 2016 period, a decrease of $3.6 million, or 23%. Operating margin was 9.7% in the nine months ended September 30, 2017 compared to 11.6% in 2016. The decrease is primarily due to the effect of expenses associated with Motivity and the data hub and higher depreciation and amortization.
Corporate and Other
Operating loss was $43.3 million in the three months ended September 30, 2017 compared to $45.4 million in the 2016 period, a decrease of $2.1 million, or 5%. The decrease was primarily driven by lower incentive bonus accruals, partially offset by legal and professional fees related to the Distribution.
Operating loss was $131.7 million in the nine months ended September 30, 2017 compared to $124.0 million in the 2016 period, an increase of $7.7 million, or 6%. The increase was primarily driven by higher equity-based compensation and legal and professional fees related to the Distribution, partially offset by lower incentive bonus accruals.
Interest Expense
Consolidated Interest expense was $14.1 million in the three months ended September 30, 2017 compared to $16.9 million in the 2016 period, a decrease of $2.8 million. Consolidated Interest expense was $44.8 million in the nine months ended September 30, 2017 compared to $50.6 million in the 2016 period, a decrease of $5.8 million. The decrease is driven by interest savings from the Term B Loan repricing and debt refinancing.
Other Expense, Net
Consolidated Other expense, net was $0.6 million in the three months ended September 30, 2017 compared to $1.4 million in the 2016 period. Consolidated Other expense, net was $17.1 million in the nine months ended September 30, 2017 compared to $6.2 million in the 2016 period. The 2017 amount primarily includes the Senior Notes redemption, Term A Loan and Revolving Credit Facility refinancing, resolution of a legacy legal matter and the Term B Loan repricing. The 2016 amount primarily includes legal fees associated with litigation matters.
Income Tax Expense
Consolidated Income tax expense was $9.2 million in the three months ended September 30, 2017 compared to $6.3 million in the 2016 period. Consolidated Income tax expense was $24.3 million in the nine months ended September 30, 2017 compared to $19.2 million in the 2016 period. Our effective tax rate was 17.3% in the three months ended September 30, 2017 compared to

16.3% in the 2016 period. Our effective tax rate was 18.5% in the nine months ended September 30, 2017 compared to 16.3% in the 2016 period. The increase is related to certain discrete items recorded during the period. These rates are lower than the typical federal and state statutory rate because of the effect of our noncontrolling interests prior to the Distribution. As a result of the Distribution, we no longer have any noncontrolling interests.
Adjusted Revenues
Consolidated Adjusted Revenues were $264.8 million in the three months ended September 30, 2017 compared to $268.6 million in the 2016 period, a decrease of $3.8 million, or 1%. The decrease reflects higher loan volumes and price increases on our core servicing software solution, that were offset by the effect of the Property Insight realignment and lower Exchange volumes as a result of the 43% decline in refinancing originations as reported by the MBA.
Consolidated Adjusted Revenues were $787.7 million in the nine months ended September 30, 2017 compared to $770.3 million in the 2016 period, an increase of $17.4 million, or 2%. The increase was driven by higher loan volumes on our core servicing software solution, price increases, higher transactional volumes and the eLynx and Motivity acquisitions, partially offset by the effect of the Property Insight realignment and lower Exchange volumes as a result of a decline in refinancing originations.
Adjusted EBITDA and Adjusted EBITDA Margin
Consolidated Adjusted EBITDA was $128.2 million in the three months ended September 30, 2017 compared to $119.8 million in the 2016 period, an increase of $8.4 million, or 7%. Consolidated Adjusted EBITDA was $373.9 million in the nine months ended September 30, 2017 compared to $346.4 million in the 2016 period, an increase of $27.5 million, or 8%. The changes in Adjusted EBITDA are discussed further at the segment level below.
Consolidated Adjusted EBITDA Margin was 48.4% in the three months ended September 30, 2017 compared to 44.6% in the 2016 period, an increase of 380 basis points. Consolidated Adjusted EBITDA Margin was 47.5% in the nine months ended September 30, 2017 compared to 45.0% in the 2016 period, an increase of 250 basis points. The changes in Adjusted EBITDA Margin are discussed further at the segment level below.
The following tables set forth Adjusted EBITDA (in millions) and Adjusted EBITDA Margin by segment for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Software Solutions	$131.5	$125.1	$387.9	$363.4
Data and Analytics	7.6	8.4	22.9	22.0
Corporate and Other	(10.9)	(13.7)	(36.9)	(39.0)
Total	$128.2	$119.8	$373.9	$346.4

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Software Solutions	58.6%	56.6%	58.3%	57.1%
Data and Analytics	18.9%	17.6%	18.8%	16.5%
Corporate and Other	N/A	N/A	N/A	N/A
Total	48.4%	44.6%	47.5%	45.0%
Software Solutions
Adjusted EBITDA was $131.5 million in the three months ended September 30, 2017 compared to $125.1 million in the 2016 period, an increase of $6.4 million, or 5%, with an Adjusted EBITDA Margin of 58.6%, an increase of 200 basis points from the 2016 period. The increase was primarily driven by incremental margins on revenue growth.
Adjusted EBITDA was $387.9 million in the nine months ended September 30, 2017 compared to $363.4 million in the 2016 period, an increase of $24.5 million, or 7%, with an Adjusted EBITDA Margin of 58.3%, an increase of 120 basis points from the 2016 period. The increase was primarily driven by incremental margins on revenue growth.

Data and Analytics
Adjusted EBITDA was $7.6 million in the three months ended September 30, 2017 compared to $8.4 million in the 2016 period, a decrease of $0.8 million, or 10%, with an Adjusted EBITDA Margin of 18.9%, compared to 17.6% in the prior year period, an increase of 130 basis points from the 2016 period. The Adjusted EBITDA Margin increase was primarily due to the Property Insight realignment, partially offset by costs associated with the data hub.
Adjusted EBITDA was $22.9 million in the nine months ended September 30, 2017 compared to $22.0 million in the 2016 period, an increase of $0.9 million, or 4%, with an Adjusted EBITDA Margin of 18.8%, compared to 16.5% in the 2016 period, an increase of 230 basis points from the 2016 period. The Adjusted EBITDA Margin increase was primarily due to the effect of the Property Insight realignment and incremental revenue growth, partially offset by costs associated with Motivity and the data hub.
Liquidity and Capital Resources
Cash Requirements
Our primary sources of liquidity are our existing cash balances, cash flows from operations and borrowings on our Revolving Credit Facility.
Our primary cash requirements include operating expenses, debt service payments (principal and interest), capital expenditures (including property, equipment and computer software expenditures) and income tax payments and may include share repurchases, business acquisitions and/or dividends. Our cash requirements may also include tax distributions to holders of membership units of BKFS LLC units relating to the period before the Distribution, the timing and amount of which will be dependent upon the taxable income allocable to such holders. BKFS LLC made tax distributions of $75.3 million during the nine months ended September 30, 2017 for the 2016 tax year and 2017 tax year relating to the period before the Distribution.
As of September 30, 2017, we had cash and cash equivalents of $146.2 million and debt of $1,558.1 million, excluding debt issuance costs and original issue discount. We believe our cash flow from operations and available cash and cash equivalents are sufficient to meet our liquidity needs, including the repayment of our outstanding debt, for at least the next 12 months. We anticipate that to the extent that we require additional liquidity, it will be funded through borrowings on our Revolving Credit Facility, the incurrence of other indebtedness, equity issuance or a combination thereof. We cannot be assured that we will be able to obtain this additional liquidity on reasonable terms, or at all. The loss of the largest lender on our Revolving Credit Facility would reduce our borrowing capacity by $41.3 million. Additionally, our liquidity and our ability to meet our obligations and fund our capital requirements are also dependent on our future financial performance, which is subject to general economic, financial and other factors that are beyond our control. Accordingly, we cannot be assured that our business will generate sufficient cash flow from operations or that future borrowings will be available from additional indebtedness or otherwise to meet our liquidity needs. Although we have no specific current plans to do so, if we decide to pursue one or more significant acquisitions, we may incur additional debt or sell additional equity to finance such acquisitions.
After September 30, 2017, we made payments of $150.0 million on our Revolving Credit Facility, which increased our available capacity to $500.0 million.
Cash Flows
The following table provides a summary of cash flows from operating, investing and financing activities for the periods presented (in millions):

	Nine months ended September 30,
	2017	2016
Cash flows provided by operating activities	$239.8	$210.5
Cash flows used in investing activities	(46.4)	(206.1)
Cash flows used in financing activities	(181.1)	(131.5)
Net increase (decrease) in cash and cash equivalents	$12.3	$(127.1)
Operating Activities
Cash provided by operating activities was $239.8 million and $210.5 million for the nine months ended September 30, 2017 and 2016, respectively. The increase in cash provided by operating activities in the nine months ended September 30, 2017 compared to the 2016 period is primarily related to increased earnings and the increase in non-cash expenses from the loss on extinguishment of debt and equity-based compensation.

Investing Activities
Cash used in investing activities was $46.4 million and $206.1 million for the nine months ended September 30, 2017 and 2016, respectively. The decrease in cash used in investing activities in the nine months ended September 30, 2017 as compared to the 2016 period is primarily related to the eLynx and Motivity acquisitions in 2016 and lower capital expenditures in 2017.
Financing Activities
Cash used in financing activities was $181.1 million and $131.5 million for the nine months ended September 30, 2017 and 2016, respectively. The 2017 period includes cash outflows related to the Senior Notes redemption and related redemption fee of $408.8 million, tax distributions to BKFS LLC members of $75.3 million, purchases of treasury stock of $46.6 million, debt service payments of $25.9 million, capital lease payments of $11.6 million, debt issuance costs of $8.6 million and tax withholding payments for restricted share vesting of $4.3 million, partially offset by cash inflows of $400.0 million in borrowings. In the 2016 period, we had cash outflows of $138.0 million in debt service payments and tax distributions to BKFS LLC members of $48.5 million, partially offset by cash inflows of $55.0 million in borrowings.
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
Share Repurchase Program
There were no repurchases during the third quarter of 2017. During the nine months ended September 30, 2017, we repurchased approximately 1.2 million shares of our BKFS Class A common stock for $46.6 million, or an average of $39.18 per share. As of September 30, 2017, we had approximately 8.8 million shares remaining under our share repurchase authorization.
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
Interest Rate Risk
In addition to existing cash balances and cash provided by operating activities, we use fixed rate and variable rate debt to finance our operations. We are exposed to interest rate risk on these debt obligations and related interest rate swaps. We had $1,558.1 million in long-term debt principal outstanding as of September 30, 2017. The Senior Notes were redeemed on April 26, 2017 and represented all of our fixed-rate long-term debt obligations.
The credit facilities as described in Note 4 of the Notes to the Condensed Consolidated Financial Statements (Unaudited) represent our variable rate long-term debt obligations as of September 30, 2017. The principal outstanding related to these facilities was $1,558.1 million as of September 30, 2017. We performed a sensitivity analysis on the principal amount of our long-term debt subject to variable interest rates as of September 30, 2017. This sensitivity analysis is based solely on the principal amount of such debt as of September 30, 2017, and does not take into account any changes that occurred in the prior 12 months or that may take place in the next 12 months in the amount of our outstanding debt or in the notional amount of outstanding interest rate swaps. Further, in this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. An increase of 100 basis points in the applicable interest rate would cause an increase in interest expense of $15.6 million on an annual basis ($7.6 million including the effect of our current interest rate swaps). A decrease of 100 basis points in the applicable rate would cause a decrease in interest expense of $13.6 million on an annual basis ($5.6 million including the effect of our current interest rate swaps) as the LIBOR rate was 1.25% as of September 30, 2017.
On September 6, 2017, we entered into an interest rate swap agreement to hedge forecasted monthly interest rate payments on $200.0 million of our floating rate debt (the "September 2017 Swap Agreement"). Under the terms of the September 2017 Swap Agreement, we receive payments based on the 1-month LIBOR rate and pay a fixed rate of 1.69%. The effective term for the September 2017 Swap Agreement is September 29, 2017 through September 30, 2021.
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
On January 20, 2016, we entered into two interest rate swap agreements to hedge forecasted monthly interest rate payments on $400.0 million of our floating rate debt ($200.0 million notional value each) (the "January 2016 Swap Agreements", and together with the March 2017 Swap Agreement and September 2017 Swap Agreement, the "Swap Agreements"). Under the terms of the January 2016 Swap Agreements, we receive payments based on the 1-month LIBOR rate and pay a weighted average fixed rate of 1.01%. The effective term for the January 2016 Swap Agreements is February 1, 2016 through January 31, 2019.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2017, under the supervision and with the participation of our Chief Executive Officer ("CEO") and Executive Vice President and Chief Financial Officer ("CFO"), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q.
There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

Based on that evaluation, our CEO and CFO concluded that as of September 30, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit with the SEC are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Item 1A. Risk Factors
In addition to the significant risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2016, we identified the following additional risks as a result of the completion of the tax-free distribution by FNF of all 83.3 million shares of BKFS Class B common stock that it owned (the “Spin-off”) and related transactions on September 29, 2017 (together with the Spin-off, the “Distribution’). See “Distribution of FNF’s Ownership Interest and Related Transactions” in Note 1 of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included in Item 1 of Part 1 of this report.
The Spin-off could result in significant tax liability to FNF and to holders of FNF Group common stock, and under certain circumstances, we may have a significant indemnity obligation to FNF, which is not limited in amount or subject to any cap, if the Spin-off is treated as a taxable transaction due to our acts or failure to act.
FNF received a private letter ruling from the Internal Revenue Service (“IRS”) in connection with the Spin-off, and an opinion of Deloitte Tax LLP, tax advisor to FNF, to the effect that certain contributions made by FNF to Black Knight Holdings, Inc. (“BKHI”) and the Spin-off qualify as a tax-free reorganization under Sections 368(a) and 355 of the Internal Revenue Code (the “IRC”) and a distribution to which Sections 355 and 361 of the IRC applies, respectively. The IRS private letter ruling and the opinion are based upon various factual representations and assumptions and, in the case of the opinion, certain undertakings, made by FNF and Black Knight. Any inaccuracy in the representations or assumptions upon which such tax opinion was based, or failure by FNF or Black Knight to comply with any undertakings made in connection with such tax opinion, could alter the conclusions reached in such opinion. Opinions with respect to these matters are not binding on the IRS or the courts. As a result, the conclusions expressed in these opinions could be challenged by the IRS and a court could sustain such a challenge.
Even if the Spin-off otherwise qualifies for tax-free treatment under Sections 355, 361 and 368(a) of the IRC, the Spin-off would result in a significant U.S. federal income tax liability to FNF (but not to holders of FNF Group common stock) under Section 355(e) of the IRC if one or more persons acquire a 50% or greater interest (measured by vote or value) in the stock of Black Knight as part of a plan or series of related transactions that includes the Spin-off. Current U.S. federal income tax law generally creates a presumption that any acquisitions of the stock of Black Knight within two years before or after the Spin-off are part of a plan that includes the Spin-off, although the parties may be able to rebut that presumption. The process for determining whether an acquisition is part of a plan under these rules is complex, inherently factual and subject to interpretation of the facts and circumstances of a particular case. We do not expect that the mergers and the THL Interest Exchange, by themselves, will cause Section 355(e) to apply to the Spin-off. Notwithstanding the IRS ruling and the opinion of Deloitte Tax LLP described above, Black Knight might inadvertently cause or permit a prohibited change in the ownership of Black Knight to occur, thereby triggering a tax liability to FNF. If the Spin-off is determined to be taxable to FNF, FNF would recognize gain equal to the excess of the fair market value of the New BKH common stock held by it immediately before the Spin-off over FNF’s tax basis therein. Open market purchases of Black Knight common stock by third parties without any negotiation with Black Knight will generally not cause Section 355(e) of the IRC to apply to the Spin-off.
In connection with the Spin-off, we entered into a tax matters agreement with FNF pursuant to which we are obligated to indemnify FNF for (i) any action by Black Knight, or the failure to take any action within our control which, negates the tax-free status of the transactions; or (ii) direct or indirect changes in ownership of Black Knight equity interests that cause the Spin-off to be a taxable event to FNF as a result of the application of Section 355(e) of the IRC or to be a taxable event as a result of a failure to satisfy the “continuity of interest” or “device” requirements for tax-free treatment under Section 355 of the IRC.
If it is subsequently determined, for whatever reason, that the Spin-off does not qualify for tax-free treatment, holders of FNF Group common stock immediately prior to the Spin-off could incur significant tax liabilities.

Black Knight may decide to forgo certain transactions in order to avoid the risk of incurring significant tax-related liabilities.
Under the tax matters agreement, we covenanted not to take or fail to take any reasonably required action, following the Spin-off, which action or failure to act, would (i) be inconsistent with any covenant or representation made by Black Knight in any document related to the Spin-off, or (ii) prevent, or be reasonably likely to prevent, the tax-free status of the Spin-off. Further, the tax matters agreement requires us to generally indemnify FNF and its subsidiaries for any taxes or losses resulting from any action by Black Knight or our subsidiaries, or the failure to take any action within our control which, negates the tax-free status of the Spin-off; or direct or indirect changes in ownership of Black Knight equity interests that cause the Spin-off to be a taxable event to FNF as a result of the application of Section 355(e) of the IRC or to be a taxable event as a result of a failure to satisfy the “continuity of interest” or “device” requirements for tax-free treatment under Section 355 of the IRC. As a result, we may determine to forgo certain transactions that might have otherwise been advantageous in order to preserve the tax-free treatment of the Spin-off.
In particular, we may determine to continue to operate certain of our business operations for the foreseeable future even if a liquidation or sale of such business might have otherwise been advantageous. Moreover, in light of the mergers as well as certain other transactions that might be treated as part of a plan that includes the Spin-off for purposes of Section 355(e) of the IRC (as discussed above), we may determine to forgo certain transactions, including share repurchases, stock issuances, asset dispositions or other strategic transactions for some period of time following the mergers. In addition, our indemnity obligation under the tax matters agreement might discourage, delay or prevent a third party from entering into a change of control transaction with us for some period of time following the Spin-off.
Black Knight will be restricted from pursuing potential business opportunities under the non-competition agreement.
In connection with the Distribution, we entered into a non-competition agreement with FNF pursuant to which we agreed to certain restrictions on the scope of the business that we may conduct for the ten-year period following completion of the transactions, including that we are prohibited from (i) engaging in title generation/escrow services, appraisal or default and field services work (other than technology solutions for such settlement services) without the prior written consent of FNF (subject to an exception allowing us to acquire a business engaged in such restricted services if at least 90% of such business’ revenue is contributed by activities other than such restricted services) and (ii) engaging in certain transactions, such as a merger, sale of assets or sale of greater than 5% of its equity interests, with a buyer that derives 10% or more of its revenue from such restricted services. Although we do not presently engage in any of these restricted services and our current business is not restricted, as a result of these restrictions, we may have to forgo certain transactions that might have otherwise been advantageous in compliance with our obligations under the non-competition agreement.
In particular, the restriction on engaging in a merger, sale of assets or sale of greater than 5% of its equity interests with a buyer that derives 10% or more of its revenue from restricted services may discourage a third party engaged in such restricted services from pursuing such a transaction with us during the ten-year period following completion of the transactions.
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

3.1	Amended and Restated Certificate of Incorporation of Black Knight, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by Black Knight, Inc. on October 2, 2017 (No. 001-37394))

3.2	Amended and Restated Bylaws of Black Knight, Inc. (incorporated by reference to Exhibit 3.2 to Exhibit 3.2 to the Form 8-K filed by Black Knight, Inc. on October 2, 2017 (No. 001-37394))

10.1
Interest Exchange Agreement, dated as of June 8, 2017, by and among Black Knight Financial Services, Inc., Black Knight Holdco Corp., THL Equity Fund VI Investors (BKFS-LM), LLC and THL Equity Fund VI Investors (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Black Knight Financial Services, Inc. on June 9, 2017 (No. 001-37394))

10.2
Amended and Restated Employment Agreement by and between Joseph M. Nackashi and BKFS I Management, Inc. effective July 17, 2017 (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Black Knight Financial Services, Inc. on July 28, 2017 (No. 001-37394))

10.3	Black Knight, Inc. Amended and Restated 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to the Form 8-K filed by Black Knight, Inc. on October 2, 2017 (No. 001-37394))

10.4	Black Knight, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.2 to the Form S-8 Registration Statement filed by Black Knight, Inc. on October 3, 2017 (No. 333-205784))

10.5	Black Knight 401(k) Profit Sharing Plan (incorporated by reference to Exhibit 99.1 to the Form S-8 Registration Statement filed by Black Knight, Inc. on October 3, 2017 (No. 333-220786))

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101	Interactive data files.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 2, 2017	BLACK KNIGHT, INC. (registrant)
		By:	/s/ Kirk T. Larsen
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

3.1	Amended and Restated Certificate of Incorporation of Black Knight, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by Black Knight, Inc. on October 2, 2017 (No. 001-37394))

3.2	Amended and Restated Bylaws of Black Knight, Inc. (incorporated by reference to Exhibit 3.2 to Exhibit 3.2 to the Form 8-K filed by Black Knight, Inc. on October 2, 2017 (No. 001-37394))

10.1
Interest Exchange Agreement, dated as of June 8, 2017, by and among Black Knight Financial Services, Inc., Black Knight Holdco Corp., THL Equity Fund VI Investors (BKFS-LM), LLC and THL Equity Fund VI Investors (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Black Knight Financial Services, Inc. on June 9, 2017 (No. 001-37394))

10.2
Amended and Restated Employment Agreement by and between Joseph M. Nackashi and BKFS I Management, Inc. effective July 17, 2017 (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Black Knight Financial Services, Inc. on July 28, 2017 (No. 001-37394))

10.3	Black Knight, Inc. Amended and Restated 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to the Form 8-K filed by Black Knight, Inc. on October 2, 2017 (No. 001-37394))

10.4	Black Knight, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.2 to the Form S-8 Registration Statement filed by Black Knight, Inc. on October 3, 2017 (No. 333-205784))

10.5	Black Knight 401(k) Profit Sharing Plan (incorporated by reference to Exhibit 99.1 to the Form S-8 Registration Statement filed by Black Knight, Inc. on October 3, 2017 (No. 333-220786))

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101	Interactive data files.