Form 10-K
period 2017-12-31
Black Knight, Inc.
filed 2018-02-23
CIK 1627014

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  Commission File No. 001-37394
 _________________________________
  Black Knight, Inc.
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
The aggregate market value of the shares of Black Knight Financial Services, Inc. Class A common stock held by non-affiliates of the registrant as of June 30, 2017 was $1,075,956,664 based on the closing price of $40.95 as reported by the New York Stock Exchange.
As of February 22, 2018, there were 150,136,389 shares of Black Knight, Inc. common stock outstanding.
The information in Part III hereof for the fiscal year ended December 31, 2017, will be filed within 120 days after the close of the fiscal year that is the subject of this Report.

BLACK KNIGHT, INC.
FORM 10-K

i

Part I

Item 1.	Business
Except as otherwise indicated or unless the context otherwise requires, all references to "Black Knight," the "Company," "we," "us" or "our" (1) prior to the Distribution (as defined in the "Distribution of FNF's Ownership Interest and Related Transactions" section below), are to Black Knight Financial Services, Inc. ("BKFS"), a Delaware corporation, and its subsidiaries and (2) after the Distribution, are to Black Knight, Inc., a Delaware corporation, and its subsidiaries.
Overview
We are a leading provider of software, data and analytics solutions to the mortgage and consumer loan, real estate and capital market verticals. Our solutions facilitate and automate many of the mission-critical business processes across the homeownership lifecycle, from origination until asset disposition. We believe we differentiate ourselves by the breadth and depth of our comprehensive, integrated solutions and the insight we provide to our clients.
We have market-leading software solutions combined with comprehensive real estate data and extensive analytic capabilities. Our solutions are utilized by U.S. mortgage originators and servicers, as well as other financial institutions, investors and real estate professionals, to support mortgage lending and servicing operations, analyze portfolios and properties, operate more efficiently, meet regulatory compliance requirements and mitigate risk.
The U.S. mortgage market has undergone significant change, and market participants have been subjected to more stringent oversight in recent years. Regulators have increasingly focused on better disclosure, improved risk mitigation and enhanced oversight. Lenders large and small have experienced higher costs in order to comply with this higher level of regulation. Despite these new regulatory requirements, the mortgage industry remains a competitive marketplace with numerous large lenders and smaller institutions competing for new loan originations. In order to comply with the increased regulatory requirements and compete more effectively, market participants have continued to outsource mission-critical functions to third party technology providers that can offer comprehensive and integrated solutions, which are also cost-effective, due to their deep domain expertise and economies of scale.
We believe our comprehensive end-to-end, integrated solutions differentiate us from other software providers and position us particularly well for evolving opportunities. We have served the mortgage and real estate industries for over 50 years and utilize this experience to design and develop solutions that fit our clients' ever-evolving needs. Our proprietary software solutions and data and analytics capabilities reduce manual processes, improve compliance and quality, mitigate risk and deliver significant cost savings to our clients. Our scale allows us to continually and cost-effectively invest in our business in order to meet evolving industry requirements and maintain our position as an industry-standard platform for mortgage market participants.
The table below summarizes active first and second lien mortgages on our mortgage servicing software solution and the related market data, reflecting our leadership in the mortgage servicing software solutions market as of December 31, 2017 and 2016 (in millions):

	First lien mortgages				Second lien mortgages				Total first and second lien mortgages
	2017		2016		2017		2016		2017	2016
Active loans	31.6		30.9		2.0		1.1		33.6	32.0
Market size	51.2	(1)	50.9	(1)	15.4	(2)	14.8	(2)	66.6	65.7
Market share	62%		61%		13%		7%		50%	49%
_______________________________________________________
Note: Percentages above may not recalculate due to rounding.

(1)	According to the December Black Knight Mortgage Monitor Reports as of December 31, 2017 and 2016 for U.S. first lien mortgages.

(2)	According to the November 2017 and February 2017 Equifax National Consumer Credit Trends Reports as of September 30, 2017 and December 31, 2016, respectively, for U.S. second lien mortgages.
Our business is organized into two segments:
Software Solutions – offers software and hosting solutions that support loan servicing, loan origination and settlement services. The Software Solutions segment was formerly known as the Technology segment.
Data and Analytics – offers data and analytics solutions to the mortgage, real estate and capital markets verticals. These solutions include property ownership data, lien data, servicing data, automated valuation models, collateral risk scores, prepayment and default models, lead generation, multiple listing service solutions and other data solutions.
We offer our solutions to a wide range of clients across the mortgage and consumer loan, real estate and capital market verticals. The quality and breadth of our solutions contribute to the long-standing nature of our relationships with our clients, the majority of whom enter into long-term contracts across multiple products that are embedded in their mission critical workflow and decision processes, particularly in the Software Solutions segment. Given the contractual nature of our revenues and stickiness of our client relationships, our revenues are highly visible and recurring in nature. Due to our integrated suite of solutions and our scale, we are able to drive significant operating leverage, which we believe enables our clients to operate more efficiently while allowing us to generate strong margins and cash flows.
Our History
Our business generally represents a reorganization of the former Technology, Data and Analytics segment of Lender Processing Services, Inc. ("LPS"), a former provider of integrated technology, data and services to the mortgage industry in the United States that Fidelity National Financial, Inc. ("FNF") acquired in January 2014. Our business also includes the businesses of Fidelity National Commerce Velocity, LLC ("Commerce Velocity") and Property Insight, LLC ("Property Insight"), two companies that were contributed to us by FNF. ServiceLink Holdings, LLC ("ServiceLink"), another majority-owned subsidiary of FNF, operates the Transaction Services businesses of the former LPS as well as FNF's legacy ServiceLink businesses. We were a majority-owned subsidiary of FNF prior to the Distribution as described in the "Distribution of FNF's Ownership Interest and Related Transactions" section below.
Acquisition of LPS by FNF and Internal Reorganization
On January 2, 2014, FNF acquired LPS (the "Acquisition"), and as a result, LPS became an indirect, wholly-owned subsidiary of FNF.
Following the Acquisition, on January 3, 2014, a series of transactions were effected (the "Internal Reorganization"), pursuant to which (i) LPS was converted into a limited liability company and renamed Black Knight InfoServ, LLC ("BKIS"); (ii) the former Transaction Services businesses of LPS were transferred by BKIS to Black Knight Holdings, Inc. ("BKHI"), a wholly-owned subsidiary of FNF, and contributed by BKHI to ServiceLink; (iii) Black Knight Financial Services, LLC ("BKFS LLC") acquired all of the membership interests of BKIS; and (iv) all of the outstanding membership interests of Commerce Velocity were contributed by BKHI to BKFS LLC.
As a result of the Internal Reorganization, BKFS LLC owns substantially all of the former Technology, Data and Analytics segment of LPS and Commerce Velocity. BKFS LLC did not acquire the former Transaction Services segment of LPS.
Following the Internal Reorganization, BKFS LLC issued, in the aggregate, 35.0% of the membership interests ("Units") of BKFS LLC, to (i) certain affiliates ("THL Affiliates") of Thomas H. Lee Partners, L.P. ("THL"), and (ii) THL Black Knight I Holding Corp. and THL Investors Black Knight I Holding Corp. (together, the "THL Intermediaries"), each of which is an affiliate of THL, formed for the purpose of holding investments in BKFS LLC. As consideration for the Units of BKFS LLC, THL contributed $350.0 million.
Following the Internal Reorganization and the subsequent issuance of Units to THL, BKFS LLC was majority owned by FNF through its wholly-owned subsidiary, BKHI, and certain affiliates of FNF and BKHI, and minority owned by THL through the THL Affiliates and THL Intermediaries.
Contribution of Property Insight
On June 2, 2014, as part of an additional internal reorganization, two wholly-owned subsidiaries of FNF contributed to BKFS LLC their respective interests in Property Insight, which provides information used by title insurance underwriters, title agents and closing attorneys to source and underwrite title insurance for real property sales and transfers. As a result, BKFS LLC is the sole member of Property Insight. In connection with the Property Insight contribution, BKFS LLC issued an additional 6.4 million Units to certain affiliates of BKHI. As a result of this issuance, THL Affiliates' and THL Intermediaries' combined percentage ownership in BKFS LLC was reduced from 35.0% to 32.9%, and FNF's percentage of beneficial ownership of BKFS LLC increased from 65.0% to 67.1%.
Initial Public Offering
On May 26, 2015, we completed our initial public offering ("IPO") in which we issued and sold 20,700,000 shares of BKFS Class A common stock at a price of $24.50 per share. In connection with our IPO, we effected several reorganization transactions (the "Offering Reorganization"). See Note 1 to the Notes to Consolidated Financial Statements for a more detailed discussion of the IPO.
2016 Acquisitions
On May 16, 2016, we completed our acquisition of eLynx Holdings, Inc. ("eLynx"), a leading lending document and data delivery platform that we now refer to as our eLending business. Our eLending business helps clients in the financial services and real estate industries electronically capture and manage documents and associated data throughout the document lifecycle. We purchased eLynx to augment our origination software business. This acquisition positions us to electronically support the full mortgage origination process.

On June 22, 2016, we completed our acquisition of Motivity Solutions, Inc. ("Motivity"), which provides customized mortgage business intelligence software solutions. Motivity along with our LoanSphere product suite, including the LoanSphere Data Hub, provides clients with deeper insights into their origination and servicing operations and portfolios.
Recent Developments
Realignment of Property Insight
Effective January 1, 2017, Property Insight realigned its commercial relationship with FNF. In connection with the realignment, Property Insight employees responsible for title plant posting and maintenance were transferred to FNF. Under the new commercial arrangement, we continue to own the title plant technology and retain sales responsibility for third parties, other than FNF. As a result of the realignment, we no longer recognize revenues or expenses related to title plant posting and maintenance, but charge FNF a license fee for use of the technology to access and maintain the title plant data. Had the realignment taken place on January 1, 2016, our 2016 revenues and expenses would have been lower by approximately $30 million with essentially no effect to operating income. This transaction did not result in any gain or loss.
Distribution of FNF's Ownership Interest and Related Transactions
On September 29, 2017, we completed a tax-free plan whereby FNF distributed all 83.3 million shares of BKFS common stock that it owned to FNF Group shareholders through a series of transactions (the "Distribution"). The Distribution was consummated through four newly-formed corporations, New BKH Corp. ("New BKH"), Black Knight, Inc. (formerly known as Black Knight Holdco Corp.), New BKH Merger Sub, Inc. ("Merger Sub One") and BKFS Merger Sub, Inc. ("Merger Sub Two"), as follows:

•
BKHI, a wholly-owned subsidiary of FNF, contributed all of its 83.3 million shares of BKFS Class B common stock and all of its units of BKFS LLC to New BKH in exchange for 100% of the shares of New BKH common stock;

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

•	Black Knight, Inc. is the public company following the completion of the Distribution.
Shares of Black Knight, Inc. common stock are listed on the New York Stock Exchange ("NYSE") under the trading symbol “BKI”, and began trading on October 2, 2017. Under the organizational documents of Black Knight, Inc., the rights of the holders of shares of Black Knight, Inc. common stock are substantially the same as the rights of former holders of BKFS Class A common stock.
On June 8, 2017, Black Knight, Inc., BKFS and certain affiliates of THL entered into an interest exchange agreement (the "THL Interest Exchange"). Immediately following the completion of the Distribution, affiliates of THL contributed to Black Knight, Inc. all of their BKFS Class B common stock and all of their BKFS LLC Units in exchange for a number of shares of Black Knight, Inc. common stock equal to the number of shares of BKFS Class B common stock contributed. Following the completion of the Distribution and the THL Interest Exchange, the shares of BKFS Class B common stock were canceled.
Our Corporate Structure
Prior to the Distribution, BKFS conducted its business through BKFS LLC and its subsidiaries. We had a sole managing member interest in BKFS LLC, which granted us the exclusive authority to manage, control and operate the business and affairs of BKFS LLC and its subsidiaries, pursuant to the terms of its Second Amended and Restated Limited Liability Company Agreement ("LLC Agreement"). Under the terms of the LLC Agreement, we are authorized to manage the business of BKFS LLC, including enter into contracts, manage bank accounts, hire employees and agents, incur and pay debts and expenses, merge or consolidate with other entities and pay taxes. We consolidated BKFS LLC in our consolidated financial statements and reported noncontrolling interests related to the Units in BKFS LLC held by BKHI and certain THL Affiliates. Our shareholders indirectly controlled BKFS LLC through our managing member interest.
FNF, through BKHI, and certain THL Affiliates held Units and a number of shares of BKFS Class B common stock equal to the number of Units held by each such owner.
Prior to the Distribution, our corporate structure, as described above, was commonly referred to as an "Up-C" structure, which is often used by partnerships and limited liability companies when they undertake an initial public offering. Our Up-C structure allowed the owners of BKFS LLC to realize tax benefits associated with ownership interests in an entity that was treated as a partnership, or "passthrough" entity, for income tax purposes. These benefits included limiting entity level corporate taxes. Because Units were exchangeable for cash from BKFS LLC or, at our option, shares of BKFS Class A common stock, the Up-C structure also provided the owners of BKFS LLC potential liquidity that holders of privately held limited liability companies are not typically afforded. The owners of BKFS LLC also had voting rights in us equal to those of holders of BKFS Class A common stock through their ownership of shares of BKFS Class B common stock. BKFS also held Units and received the same benefits as the other holders of Units on account of its ownership in an entity treated as a partnership, or passthrough entity, for income tax purposes. Meanwhile, holders of BKFS Class A common stock had economic and voting rights similar to those of holders of common stock of non-Up-C structured public companies.
Generally, we received a pro-rata share of any distributions made by BKFS LLC to its members, which included us, BKHI and certain THL Affiliates. However, pursuant to the LLC Agreement, BKFS LLC was required to make tax distributions to help each of the holders of the Units pay taxes according to such holder's allocable share of taxable income rather than on a pro-rata basis. Additionally, tax distributions were required to be made based upon an assumed tax rate. Funds used by BKFS LLC to satisfy its tax distribution obligations were not available for reinvestment in our business.
BKFS was a holding company and its sole asset was its interest in BKFS LLC. BKFS, through its sole managing member interest, had 100% of the voting power in BKFS LLC and, through its ownership of Units, had 44.5% of the economic interests in BKFS LLC immediately following the IPO. Investors in BKFS held an indirect interest in BKFS LLC through us.
Subsequent to the Distribution and related transactions, BKFS LLC is an indirect wholly-owned subsidiary of Black Knight, Inc. and there are no noncontrolling interests in BKFS LLC. In addition, the Up-C structure is no longer in place.
Our Markets
The U.S. mortgage market is large, and the loan lifecycle is complex and consists of several stages. The mortgage loan lifecycle includes origination, servicing and default. Mortgages are originated to finance home purchases or refinance existing mortgages. Once a mortgage is originated, it is serviced on a periodic basis by mortgage servicers, which may not be the lenders that originated the mortgage. Furthermore, if a mortgage experiences default, it triggers a set of multifaceted processes with an assortment of potential outcomes depending on a mix of variables.
Underlying the three major components of the mortgage loan lifecycle are the software, data and analytics support behind each process, which has become increasingly critical to industry participants due to the complexity of regulatory requirements. As the industry has grown in complexity, participants have responded by outsourcing to large scale specialty providers, automating manual processes and seeking end-to-end solutions that support the processes required to manage the entire mortgage loan lifecycle.
Overview of the Mortgage Servicing Market
The U.S. mortgage servicing market is comprised of first and second lien mortgage loans. As of December 31, 2017, the first lien mortgage market represents 51.2 million mortgage loans according to the Black Knight Mortgage Monitor Report. As of September 30, 2017, the second lien mortgage market represents 15.4 million mortgage loans according to the November 2017 Equifax National Consumer Credit Trends Report. Even through housing downturns, the mortgage servicing market generally remains stable, as the total number of first lien mortgage loans outstanding tends to stay more constant than mortgage originations. The number of second lien mortgage loans outstanding can vary based on a number of factors including loan-to-value ratios, interest rates and lenders' desire to own such loans.
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

Overview of the Mortgage Origination Market
The U.S. mortgage origination market consists of both purchase and refinance originations. The mortgage origination process is complex and involves multiple parties, significant data exchange and significant regulatory oversight, which requires scale and substantial industry experience. According to the Mortgage Bankers Association Mortgage Finance Forecast as of January 20, 2018, the U.S. mortgage origination market for purchase and refinance originations by year is estimated as follows (in billions):

	2018	2017	2016
Mortgage Originations:
Purchase	$1,183.0	$1,110.0	$1,052.0
Refinance	426.0	600.0	999.0
Total	$1,609.0	$1,710.0	$2,051.0
Recent Trends
The U.S. mortgage market has seen significant change since the financial crisis and is expected to continue to evolve going forward. Key regulatory actions arising from the financial crisis, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act") and the establishment of the Consumer Financial Protection Bureau ("CFPB"), imposed new and evolving standards for market participants. These regulatory changes have spurred lenders and servicers to seek software solutions that help them meet their compliance obligations in the face of a changing regulatory environment while remaining efficient and profitable.

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

•
Increased demand for enhanced transparency and analytic insight. As U.S. mortgage market participants work to minimize the risk in lending, servicing and capital markets, they rely on the integration of data and analytics with technologies that enhance the decision-making process. These industry participants rely on large comprehensive third-party databases coupled with enhanced analytics to achieve these goals.

Our Solutions
Our solutions provide clients with a comprehensive, integrated software and workflow management solution set that is supported by what we believe is industry-leading data and analytics to enhance capabilities and drive efficiencies while assisting our clients to maintain regulatory compliance.
Software Solutions
Our Software Solutions segment offers leading software and hosting solutions that facilitate and automate many of the mission-critical business processes across the homeownership lifecycle. These solutions primarily consist of mortgage origination and servicing, processing and workflow management software applications coupled with related support and services.
Our clients in this segment are primarily mortgage lenders and servicers. We believe they use our software and services to reduce their operating costs, improve their ability to provide superior customer service and enhance the quality and consistency of various aspects of their mortgage operations. We work with our clients to enhance and integrate our software and services in order to assist them in gaining the greatest value from the solutions we provide.

The primary applications and services within our Software Solutions segment are as follows:

•
Servicing Software. Our mortgage servicing platform LoanSphere MSP, is a software as a service application that automates loan servicing, including loan setup and ongoing processing, customer service, accounting and reporting to the secondary mortgage market and investor reporting. MSP serves as a core application and database of record for first and second lien mortgages.

When a bank uses MSP to process its mortgage portfolio, we provide a hosted software solution and system support personnel whose role is to ensure our system remains up and running 24 hours a day, seven days a week, to monitor our programs and interfaces effectively, to make system and application changes as necessary and to assist our clients with their responsibilities to be compliant with applicable laws and regulations.
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

•
Origination Software. We offer two solutions that automate and facilitate the origination of mortgage loans in the United States: LoanSphere Empower, which supports retail and wholesale loan originations, and LoanSphere LendingSpace, which supports correspondent loan originations, which are originations that are funded by one lender, who sells the loan to another lender who services the loan or sells it on the secondary market. Our loan origination software solutions are enhanced to assist with the changing regulatory requirements and are used to improve loan quality and store documents and images.

We also offer the LoanSphere Exchange and the Insight suite of solutions. The Exchange is a platform that provides a fully interconnected network of originators, agents, settlement services providers and investors in the United States. This secure and integrated one-to-many platform allows lenders and their service providers to connect and do business electronically. Our Insight suite primarily consists of LoanSphere Closing Insight and LoanSphere Quality Insight. Closing Insight and Quality Insight are solutions integrated with the Exchange and are designed to help lenders meet loan quality and disclosure requirements established by government-sponsored enterprises ("GSEs"), the CFPB and the Federal Housing Finance Agency.
Our eLending solutions connect the various parties and systems associated with lending transactions enabling lenders, partners and consumers to exchange data quickly and efficiently. Our eLending platform hosts a range of on-demand services that provide electronic document delivery, signature, closings and post-close services accessible to lenders of all sizes.
We build all of our software platforms to be scalable, secure, flexible, standards-based and web connected for easy use by our clients. Further, we have a history of being able to bring solutions to market quickly due to investments that we have made in integrating our technology and development processes.
Data and Analytics Solutions
Our Data and Analytics segment supports and enhances our software solutions and is designed to help lenders and servicers make more informed decisions, improve performance, identify and predict risk and generate more qualified leads. We believe, based on our knowledge of the industry and competitors, that we have aggregated one of the largest residential real estate data sets in the United States that is derived from both proprietary and public data sources. Utilizing this data, subject to any applicable use restrictions, and our deep history and understanding of the mortgage market, we have created detailed real estate data solutions that assist in portfolio management, valuations, property records, lead generation and improved risk analysis for all aspects of origination, servicing, default and capital markets/investing. In addition, we deliver data, analytics and software solutions to customers in the real estate, title insurance, multiple listing service ("MLS") and other verticals that rely on property data-centric solutions to make informed decisions and run their businesses.
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

•
Enterprise Business Intelligence. We offer technological solutions that help mortgage lenders and servicers better leverage their extensive data assets by collecting, linking and storing loan data from their applications and from industry sources in a central location and delivering visualization and actionable insights into the data to support proactive decision-making at all levels of the enterprise. In addition, we provide near real-time access to information to provide real-time analytics, enabling proactive management of operations through key performance indicators, scorecards, dashboards and on-demand dynamic reporting.

Our Competitive Strengths
We believe our competitive strengths include the following:

•
Market leadership with comprehensive and integrated solutions. We are a leading provider of comprehensive and integrated solutions. We believe our leadership position is, in part, the result of our unique expertise and insight developed from over 50 years serving the needs of clients in the mortgage industry. We have used this insight to develop an integrated and comprehensive suite of proprietary software, data and analytics solutions to automate many of the mission-critical business processes across the entire homeownership lifecycle. These integrated solutions are designed to reduce manual processes, assist in improving organizational compliance and mitigating risk, and to ultimately deliver significant cost savings to our clients.

•
Broad and deep client relationships with significant recurring revenues. We have long-standing, sticky relationships with our largest clients. We frequently enter into long-term contracts with our software solutions clients that contain volume minimums and provide for annual increases. Our products are typically embedded within our clients' mission-critical workflow and decision-making processes across various parts of their organizations.

•
Extensive data assets and analytics capabilities. We develop and maintain large, accurate and comprehensive data sets on the mortgage and housing industry that we believe are competitively differentiated. Our unique data sets provide a combination of public and proprietary data in real-time and each of our data records features a large number of attributes. Our data scientists utilize our data sets, subject to any applicable use restrictions, and comprehensive analytical capabilities to create highly customized reports, including models of customer behavior for originators and servicers, portfolio analytics for capital markets and government agencies and proprietary market insights for real estate agencies. Our data and analytics capabilities are also embedded into our software solutions and workflow products, providing our clients with integrated and comprehensive solutions.

•
Scalable and cost-effective operating model. We believe we have a highly attractive and scalable operating model derived from our market leadership, hosted software solutions and the large number of clients we serve. Our scalable operating model provides us with significant benefits. Our scale and operating leverage allows us to add incremental clients to our existing platforms with limited incremental cost. As a result, our operating model drives attractive margins and generates significant cash flow. Also, by leveraging our scale and leading market position, we are able to make cost-effective investments in our software solutions to assist with the evolving regulatory and compliance requirements, further increasing our value proposition to clients.

•
World class management team with depth of experience and track record of success. Our management team has an average of over 20 years of experience in the banking technology and mortgage processing industries and a proven track record of strong execution capabilities. Following the Acquisition, we have significantly improved our operations and enhanced our go-to-market strategy, further integrated our software solutions, expanded our data and analytics capabilities and introduced several new innovative products. We executed all of these projects while delivering attractive revenues growth and strong profitability.

Our Strategy
Our comprehensive and integrated software solutions, robust data and analytic capabilities, differentiated business model, broad and deep client relationships and other competitive strengths enable us to pursue multiple growth opportunities. We intend to continue to expand our business and grow through the following key strategies:

•
Further penetration of our solutions with existing clients. We believe our established client base presents a substantial opportunity for growth. We seek to capitalize on the trend of standardization and increased adoption of leading third party solutions and increase the number of solutions provided to our existing client base. We intend to broaden and deepen our client relationships by cross-selling our suite of end-to-end software solutions, as well as our robust data and analytics. By helping our clients understand the full extent of our comprehensive solutions and the value of leveraging the multiple solutions we offer, we believe we can expand our existing relationships by allowing our clients to focus on their core businesses and their customers.

•
Win new clients in existing markets. We intend to attract new clients by leveraging the value proposition provided by our software and comprehensive solutions offering. In particular, we believe there is a significant opportunity to penetrate the mid-tier mortgage originators and servicers market. We believe these institutions can benefit from our proven solutions suite in order to address complex regulatory requirements and compete more effectively in the evolving mortgage market. We intend to continue to pursue this channel and benefit from the low incremental cost of adding new customers to our scaled technology infrastructure.

•
Continue to innovate and introduce new solutions. Our long-term vision is to be the industry-leading provider for participants of the mortgage and consumer loan, real estate and capital markets verticals for their platform, data and analytic needs. We intend to enhance what we believe is a leadership position by continuing to innovate our solutions and refine the insight we provide to our clients. We have a strong track record of introducing and developing new solutions that span the homeownership lifecycle, are tailored to specific industry trends and enhance our clients' core operating functions. By working in partnership with key clients, we have been able to develop and market new and advanced solutions to our client base that meet the evolving demands of the mortgage and consumer loan, real estate and capital market verticals. In addition, we will continue to develop and leverage insights from our large public and proprietary data assets to further improve our customer value proposition.

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

Our Clients
We have numerous clients in each category of service that we offer. A significant focus of our marketing efforts is on the top U.S. mortgage originators and servicers; although, we also provide our solutions to a number of other financial institutions, investors, attorneys, trustees and real estate professionals.
The U.S. mortgage industry is concentrated among the top 25 mortgage institutions and our most significant and long-term relationships tend to follow the industry landscape. We typically provide an extensive number of solutions to each client. Because of the depth of these relationships, we derive a significant portion of our aggregate revenues from our largest clients.
During the year ended December 31, 2017, Wells Fargo, N.A. accounted for approximately 12% of our consolidated revenues, approximately 14% of our Software Solutions segment revenues and approximately 1% of our Data and Analytics segment revenues.
During the year ended December 31, 2017, our five largest clients accounted for approximately 35% of our consolidated revenues, approximately 38% of our Software Solutions segment revenues and approximately 17% of our Data and Analytics segment revenues. However, the revenues in each case are spread across a range of services and are subject to multiple separate contracts. Although the diversity of the services we provide to each of these clients reduces the risk that we would lose all of the revenues associated with any of these clients, a significant deterioration in our relationships with or the loss of any one or more of these clients could have a significant effect on our results of operations. See "Risk Factors-We rely on our top clients for a significant portion of our revenues and profits, which makes us susceptible to the same macro-economic and regulatory factors that affect our clients."
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
Research and Development
Our research and development activities relate primarily to the design, development and enhancement of our software applications. We expect to continue our practice of investing an appropriate level of resources to maintain, enhance and extend the functionality of our proprietary systems and existing software applications, to develop new and innovative software applications and systems in response to the needs of our clients and to enhance the capabilities surrounding our infrastructure. We work with our clients to determine the appropriate timing and approach to introducing technology or infrastructure changes to our applications and services.
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
Competition
A number of the businesses in which we engage are highly competitive. Competitive factors in processing businesses include the quality of the technology-based application or service, application features and functions, ease of delivery and integration, ability of the provider to maintain, enhance and support the applications or services and pricing. We believe that our integrated software solutions and economies of scale in the mortgage processing business provide us with a competitive advantage in each of these categories. Based on our knowledge of the industry and competitors, we also believe that no single competitor offers the depth and breadth of solutions we are able to offer.
Software Solutions. With respect to our Software Solutions segment, we compete with our customers' internal technology departments and other providers of similar systems, such as Ellie Mae, Inc., Fiserv, Inc., Fidelity National Information Services, Inc., or FIS, and Mortgage Cadence. Competitive factors include the quality of the technology-based application or service, application features and functions, ease of delivery and integration, ability of the provider to maintain, enhance and support the applications or services, and pricing. We believe that our integrated software solutions and economies of scale in the mortgage processing business provide us with a competitive advantage in each of these categories.
Data and Analytics. In our Data and Analytics segment, we primarily compete with CoreLogic, Inc., First American Financial Corporation, in-house capabilities and certain niche providers. We compete based on the breadth and depth of our data, the exclusive nature of some of our key data sets and the capabilities to create highly customized reports. We believe that the quality of the data we offer is distinguished by the broad range of our data sources, including non-public sources, the volume of records we maintain, our ability to integrate our data and analytics with our software solutions and the ability to leverage our market leading position in the mortgage origination and servicing industries.
Government Regulation
Various aspects of our businesses are subject to federal and state regulations. Our failure to comply with any applicable laws and regulations could result in restrictions on our ability to provide certain services, as well as the possible imposition of civil fines and criminal penalties.
As a provider of electronic data processing to financial institutions, such as banks and credit unions, we are subject to regulatory oversight and examination by the Federal Financial Institutions Examination Council ("FFIEC"), an interagency body of the Federal Reserve Board ("FRB"), the CFPB, the Office of the Comptroller of the Currency ("OCC"), the Federal Deposit Insurance Corporation ("FDIC") and various other federal and state regulatory authorities. We also may be subject to possible review by state agencies that regulate banks in each state in which we conduct our electronic processing activities.
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
The financial crisis resulted in increased scrutiny of all parties involved in the mortgage industry by governmental authorities with the most recent focus being on those involved in the foreclosure process. This scrutiny has included federal and state governmental review of all aspects of the mortgage lending business, including an increased legislative and regulatory focus on consumer protection practices. The Dodd-Frank Act is one example of such legislation. It is difficult to predict the final form that regulations or other rule-makings to implement the various requirements of the Dodd-Frank Act may take, what additional legislative or regulatory changes may be approved in the future, or whether those changes may require us to change our business practices, incur increased costs of compliance or adversely affect our results of operations.
Information Security
We are highly dependent on information technology networks and systems to securely process, transmit and store electronic information. Attacks on information technology systems continue to grow in frequency, complexity and sophistication. Such attacks have become a point of focus for individuals, businesses and governmental entities. These attacks can create system disruptions, shutdowns or unauthorized disclosure of confidential information, including non-public personal information, consumer data and proprietary business information.
We remain focused on making strategic investments in information security to protect our clients and our information systems. This includes both capital expenditures and operating expenses on hardware, software, personnel and consulting services. We also participate in industry and governmental initiatives to improve information security for our clients.
Employees
As of December 31, 2017, we had approximately 4,430 employees and approximately 210 independent contractors. None of our workforce currently is unionized. We have not experienced any work stoppages, and we consider our relations with employees to be good.
Financial Information by Segment
In addition to our two reporting segments, we have a corporate organization that consists primarily of general and administrative expenses that are not included in the other segments. For financial information by reporting segment, see Note 17 to the Notes to Consolidated Financial Statements.
Statement Regarding Forward-Looking Information
 The statements contained in this Form 10-K or in our other documents or in oral presentations or other statements made by our management that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, hopes, intentions or strategies regarding the future. These statements relate to, among other things, future financial and operating results of Black Knight. In many cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," or the negative of these terms and other comparable terminology. Actual results could differ materially from those anticipated in these statements as a result of a number of factors, including, but not limited to the following:

•	security breaches against our information systems;

•	changes to our relationships with our top clients, whom we rely on for a significant portion of our revenues and profit;

•	limitation of our growth due to the time and expense associated with switching from competitors' software and services;

•	providing credits or refunds for prepaid amounts or contract terminations in connection with our service level commitments;

•	our ability to offer high-quality technical support services;

•	our ability to comply with or changes in laws, rules and regulations that affect our and our customers' businesses;

•	consolidation in our end client market;

•	regulatory developments with respect to use of consumer data and public records;

•	efforts by the government to reform or address the mortgage market and current economic environment;

•	our clients' relationships with government-sponsored enterprises;

•	our ability to adapt our solutions to technological changes or evolving industry standards;

•	our ability to compete effectively;

•	increase in the availability of free or relatively inexpensive information;

•	our ability to protect our proprietary software and information rights;

•	infringement on the proprietary rights of others by our applications or services;

•	our ability to successfully consummate and integrate acquisitions;

•	our reliance on third parties;

•	our dependence on our ability to access data from external sources;

•	our international operations and third-party service providers;

•	our ability to develop widespread brand awareness cost-effectively;

•	system failures, damage or interruption with respect to our software solutions;

•	delays or difficulty in developing or implementing new, enhanced or existing mortgage processing or software solutions;

•	change in the strength of the economy and housing market generally;

•	our existing indebtedness and any additional significant debt we incur;

•	the adequacy of our risk management policies and procedures;

•	our ability to achieve our growth strategies;

•	litigation, investigations or other actions against us;

•	the market price of our common stock may be volatile;

•	future sales of our common stock in the public market;

•	industry or securities analysts could publish unfavorable or inaccurate information about us;

•	our charter and bylaws and provisions of Delaware law may discourage or prevent strategic transactions;

•	our intention not to pay dividends on our common stock for the foreseeable future;

•	if the Distribution is treated as a taxable transaction due to our acts or failure to act, we may have a significant indemnity obligation to FNF, which is not limited in amount or subject to any cap;

•	the possibility that we will forgo certain transactions in order to avoid the risk of incurring significant tax-related liabilities; and

•	restrictions on our ability to pursue potential business opportunities under a non-competition agreement with FNF that we entered in connection with the Distribution.

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
Additional Information
Our website address is www.blackknightinc.com. We make available free of charge on or through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission ("SEC"). However, the information found on our website is not part of this or any other report.

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
We are highly dependent on information technology networks and systems, including the Internet, to securely process, transmit and store electronic information. Security breaches of this infrastructure, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information, including non-public personal information, consumer data and proprietary business information. Cyber-based attacks against financial institutions to extort payment in return for the release of sensitive information are increasing. Unauthorized access, including through use of fraudulent schemes such as "phishing" schemes, could jeopardize the security of information stored in our systems. In addition, malware or viruses could jeopardize the security of information stored or used in a user's computer. If we are unable to prevent such security or privacy breaches, our operations could be disrupted, or we may suffer loss of reputation, financial loss, lawsuits and regulatory imposed restrictions and penalties because of lost or misappropriated information, including sensitive consumer data, which could have a material adverse effect on our business, financial condition and results of operations. Likewise, our clients are increasingly imposing more stringent contractual obligations on us relating to our information security protections. If we are unable to maintain protections and processes at a level commensurate with that required by our large clients, it could negatively affect our relationships with those clients, increase our operating or litigation costs or subject us to liability under those contractual obligations, which could have a material adverse effect on our business, financial condition and results of operations.

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
Our clients are in a consolidated industry and, as a result, a small number of our clients have accounted for a significant portion of our revenues. We expect that a limited number of our clients will continue to represent a significant portion of our revenues for the foreseeable future. The significant portion or our revenues that a limited number of our clients currently represent may increase in the future. During the year ended December 31, 2017, our largest client, Wells Fargo, N.A., or Wells Fargo, accounted for approximately 12% of our consolidated revenues and approximately 14% and 1% of the revenues from our Software Solutions and Data and Analytics segments, respectively. During the year ended December 31, 2017, our five largest clients accounted for approximately 35% of our consolidated revenues, approximately 38% of our Software Solutions segment revenues and approximately 17% of our Data and Analytics segment revenues.
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
The costs for a mortgage lender or servicer to switch providers of software, data and analytics solutions and services can be significant and the process can take 12 to 18 months to complete, or longer. As a result, potential clients may decide that it is not worth the time and expense to begin using our solutions and services, even if we offer competitive and economic advantages. If we are unable to convince these potential clients to switch to our software and services, our ability to increase market share will be limited, which could have a material adverse effect on our business, financial condition and results of operations.
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
Once our applications and software are deployed, our clients depend on our support organization to resolve technical issues relating thereto. We may be unable to respond adequately to accommodate short-term increases in client demand for support services. We also may be unable to modify the format of our support services to compete with changes in support services provided by our competitors. Increased client demand for these services, without corresponding revenues, could increase costs and adversely affect our results of operations. In addition, our sales process is highly dependent on our applications and business reputation and on positive recommendations from our existing clients. Any failure to maintain high-quality technical support, or a market perception that we do not maintain high-quality support, could adversely affect our reputation and our ability to sell our applications to existing and prospective clients, any of which could have a material adverse effect on our business, financial condition and results of operations.

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
As a provider of electronic data processing to financial institutions, such as banks and credit unions, we are subject to regulatory oversight and examination by the FFIEC, an interagency body of the FRB, the CFPB, the OCC, the FDIC and various other federal and state regulatory authorities. We also may be subject to possible review by state agencies that regulate banks in each state in which we conduct our electronic processing activities.
In addition, our businesses are subject to an increased degree of compliance oversight by regulators and by our clients. Specifically, the CFPB has authority to write rules affecting the business of, supervise, conduct examinations of, and enforce compliance as to federal consumer financial protection laws and regulations with respect to certain "non-depository covered persons" determined by the CFPB to be "larger participants" that offer consumer financial products and services. The CFPB and the prudential financial institution regulators such as the OCC also have the authority to examine us in our role as a service provider to large financial institutions. In addition, we believe some of our largest bank clients' regulators are requiring the banks to exercise greater oversight and perform more rigorous audits of their key vendors such as us.
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
Changes to laws and regulations and regulatory oversight of our clients and us, including those that may result from changes in the political landscape, may cause us to increase our prices in certain situations or decrease our prices in other situations, may restrict our ability to implement price increases or otherwise limit the manner in which we conduct our business. We may also incur additional expense in keeping our software solutions services up to date as laws and regulations change, and we may not be able to pass those additional costs on to our clients. In addition, in response to increased regulatory oversight, participants in the mortgage lending industry may develop policies pursuant to which they limit the extent to which they can rely on any one vendor or service provider. Conversely, in an environment with less stringent regulatory oversight, prospective clients may choose to retain their in-house platforms, or current service providers, or seek alternative service providers who provide services that are less compliance and quality oriented at a lower price point. If we are unable to adapt our products and services to conform to the new laws and regulations, or if these laws and regulations have a negative effect on our clients, we may experience client losses or increased operating costs, which could have a material adverse effect on our business, financial condition and results of operations.
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
Because our databases include certain public and non-public personal information concerning consumers, we are subject to government regulation and potential adverse publicity concerning our use of consumer data. We acquire, store, use and provide many types of consumer data and related services that are subject to regulation under the Fair Credit Reporting Act, the Gramm-Leach-Bliley Act, the Driver's Privacy Protection Act and, to a lesser extent, various other federal, state and local laws and regulations. These laws and regulations are designed to protect the privacy of consumers and to prevent security breaches, other unauthorized access and misuse of personal information in the marketplace. Our failure to comply with these laws, or any future laws or regulations of a similar nature, could result in substantial regulatory penalties, litigation expense and loss of revenues, which could have a material adverse effect on our business, financial condition and results of operations.

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
Participants in the mortgage industry are subject to efforts by the government to reform the mortgage industry or address the mortgage market and current economic environment could have a material adverse effect on our business, financial condition and results of operations.
The mortgage industry continues to be subject to review by governmental authorities, judges and the news media, among others. Inquiries may include federal and state governmental review of all aspects of the mortgage lending business, and several actions to aid the housing market and the economy in general, and to implement more rigorous standards around mortgage servicing.
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
If we are unable to successfully consummate acquisitions or experience delays in integrating acquisitions, it could have a material adverse effect on our business, financial condition and results of operations.
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
Goodwill recorded on our balance sheet was approximately $2.3 billion, or approximately 63% of our total assets, as of December 31, 2017. Other intangible assets recorded on our balance sheet were approximately $231.6 million, or approximately 6% of our total assets. Current accounting rules require that goodwill and other indefinite lived intangible assets be assessed for impairment at least annually or whenever changes in circumstances indicate that the carrying amount may not be recoverable. Current accounting rules require that intangible assets with finite useful lives be assessed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Factors that may indicate the carrying value of our intangible assets, including goodwill, may not be recoverable include, but are not limited to, significant underperformance relative to historical or projected future results of operations, a significant decline in our stock price and market capitalization, and negative industry or economic trends. No goodwill or other intangible assets impairment charge was recorded during 2017. However, if there is an economic downturn in the future, the carrying amount of our goodwill or other intangible assets may no longer be recoverable, and we may be required to record an impairment charge, which could have a material adverse effect on our results of operations. We will continue to monitor our market capitalization and the effect of the economy to determine if there is an impairment of goodwill or other intangible assets in future periods.
If we fail to develop widespread brand awareness cost-effectively, it could have a material adverse effect on our business, financial condition and results of operations.
We believe that developing and maintaining widespread awareness of our brand in a cost-effective manner is critical to our ability to achieve widespread acceptance of our software solutions and attract new clients. Brand promotion activities may not generate client awareness or increase revenues, and even if they do, any increase in revenues may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, or incur substantial expenses, we may fail to attract or retain clients necessary to realize a sufficient return on our brand-building efforts, or to achieve the widespread brand awareness that is critical for broad client adoption of our applications, which could have a material adverse effect on our business, financial condition and results of operations.
We may experience system failures with respect to our software solutions, damage or interruption that could harm our business and reputation and expose us to potential liability.
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
These potential interruptions include, but are not limited to, damage or interruption from hurricanes, floods, fires, power losses, telecommunications outages, cyber-based attacks, terrorist attacks, acts of war, human errors and similar events. Our U.S. corporate offices and one of our data centers are located in Jacksonville, Florida, which is an area that is at high risk of hurricane and flood damage. In addition, acts of terrorism, which may be targeted at metropolitan areas that have higher population density than rural areas, could cause disruptions in our business or the economy as a whole. The servers that we use through various third-party service providers may also be vulnerable to similar disruptions, which could lead to interruptions, delays and loss of critical data. Such service providers may not have sufficient protection or recovery plans in certain circumstances, and our insurance may not be sufficient to compensate us for losses that may occur.
Defects in our software solutions, errors or delays in the processing of electronic transactions, or other difficulties could result in:

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
Our future financial performance depends upon the successful development, implementation and client acceptance of new, existing and enhanced versions of our software and hosting solutions. We continually seek to develop enhancements to our solutions, including updates in response to changes in applicable laws, as well as new offerings to supplement our existing solutions. As a result, we are subject to the risks inherent in the development and integration of new technologies, including defects or undetected errors in our software solutions, difficulties in installing or integrating our technologies on platforms used by our clients, or other unanticipated performance, stability and compatibility problems. Any of these problems could result in material delays in the introduction or acceptance of our solutions, increased costs, decreased client satisfaction, breach of contract claims, harm to our industry reputation and reduced or delayed revenues. If we are unable to implement existing solutions or deliver new solutions or upgrades or other enhancements to our existing solutions on a timely and cost-effective basis, it could have a material adverse effect on our business, financial condition and results of operations.
In addition, as a significant focus of our sales efforts is on the top U.S. mortgage originators and servicers, larger clients may demand more complex integration, implementation services and features, which may result in implementations that take longer than we forecast or delays in these clients using our solutions. Furthermore, if implementations take longer than planned or these clients delay their use of our solutions, we may be required to delay revenue recognition on some of these transactions until the technical or implementation requirements have been met and may not generate revenues from these clients as quickly as we had forecast.
Because our revenues from clients in the mortgage lending industry are affected by the strength of the economy and the housing market generally, including the volume of real estate transactions, a change in any of these conditions could have a material adverse effect on our business, financial condition and results of operations.
Our revenues are primarily generated from software, data and analytics we provide to the mortgage industry and, as a result, a weak economy or housing market may have a material adverse effect on our business, financial condition and results of operations. The volume of mortgage origination and residential real estate transactions is highly variable and reductions in these transaction volumes could have a direct effect on the revenues we generate from our software solutions business and some of our data and analytics businesses.
The revenues we generate from our servicing software solutions primarily depend upon the total number of mortgage loans processed on MSP, which tends to be comparatively consistent regardless of economic conditions. However, in the event that a difficult economy or other factors lead to a decline in levels of home ownership and a reduction in the number of mortgage loans outstanding and we are not able to counter the effect of those events with increased market share or higher fees, our MSP revenues could be adversely affected. Moreover, negative economic conditions, including increased unemployment or interest rates or a downturn in other general economic factors, among other things, could adversely affect the performance and financial condition of some of our clients in many of our businesses, which may have a material adverse effect on our business, financial condition and results of operations if these clients go bankrupt or otherwise exit certain businesses.
A weaker economy and housing market tend to increase the volume of consumer mortgage defaults, which can increase revenues from our applications focused on supporting default management functions. However, government regulation of the mortgage industry in general, and the default and foreclosure process in particular, has greatly slowed the processing of defaulted mortgages and has changed the way many of our clients address mortgage loans in default. A downturn in the origination market and a concurrent slowdown or change in the way mortgage loans in default are addressed could have a material adverse effect on our business, financial condition and results of operations.
Our indebtedness could have a negative effect on our financing options and liquidity position.
As of December 31, 2017, we had approximately $1.4 billion of total debt outstanding.
Our indebtedness could have important consequences to us, including:

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

•
exposing us to the risk of increased interest rates as $1.4 billion in principal amount of our debt bears interest at a floating rate as of December 31, 2017 (an increase of one percentage point in the applicable interest rate could cause an increase in interest expense of approximately $14.5 million on an annual basis ($6.5 million including the effect of our current interest rate swaps) based on the principal outstanding as of December 31, 2017, which may make it more difficult for us to service our debt);

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
Despite our indebtedness level, we still may be able to incur significant additional amounts of debt, which could further exacerbate the risks associated with our existing indebtedness.
We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although the Credit Agreement, as amended, governing the Facilities, as described in Note 11 to the Notes to Consolidated Financial Statements, impose operating and financial restrictions on our activities, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. If new debt is added to our outstanding debt levels, the risks related to our indebtedness that we will face could increase.
Certain of our financing arrangements subject us to various restrictions that could limit our operating flexibility.
The Credit Agreement, as amended, governing the Facilities impose operating and financial restrictions on our activities, and future debt instruments may as well. These restrictions include compliance with, or maintenance of, certain financial tests and ratios, including a minimum interest coverage ratio and maximum leverage ratio, and limit or prohibit our ability to, among other things:

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
We are party to a variety of related party agreements and relationships with FNF, certain of FNF's subsidiaries and THL. One of our executive officers is employed by FNF and certain of our directors serve on the boards of directors of FNF or are affiliated with THL. As a result of the foregoing, there may be circumstances where one of our executive officers and certain directors may be subject to conflicts of interest with respect to, among other things: (i) our ongoing relationships with FNF, FNF's subsidiaries or THL, including related party agreements and other arrangements with respect to the administration of tax matters, employee benefits and indemnification; (ii) the quality, pricing and other terms associated with services that we provide to FNF or its subsidiaries, or that they provide to us, under related party agreements; (iii) business opportunities arising for any of us, FNF, FNF's subsidiaries or THL; and (iv) conflicts of time with respect to matters potentially or actually involving or affecting us.
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
Our future success substantially depends on the continued service and performance of the members of our senior leadership team. These personnel possess business and technical capabilities that are difficult to replace. We have attempted to mitigate this risk by entering into long-term (two to three year) employment contracts with the members of our senior management operating team and providing long-term incentive compensation with multi-year vesting provisions. We have announced that Anthony Jabbour will assume the role as our Chief Executive Officer ("CEO") on April 1, 2018, and current CEO Thomas Sanzone will become our Vice Chairman of the Board and will assist with the transition. If we lose key members of our senior management operating team or are unable to effect smooth transitions from one executive to another as part of our succession plan, we may not be able to effectively manage our current operations or meet ongoing and future business challenges, and this could have a material adverse effect on our business, financial condition and results of operations.
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
Although certain matters may be subject to a cross-indemnity agreement between BKFS LLC and ServiceLink, there can be no assurance that we will not incur additional material costs and expenses in connection with any potential future investigations or claims, including but not limited to fines or penalties and legal costs, or be subject to other remedies, any of which could have a material adverse effect on our business, financial condition and results of operations. Insurance may not cover such investigations and claims, may not be sufficient for one or more such investigations and claims and may not continue to be available on terms acceptable to us. An investigation or claim brought against us that is uninsured or underinsured could result in unanticipated costs, management distraction or reputational harm, which could have a material adverse effect on our business, financial condition and results of operations and adversely affect the trading price of our stock.
The Spin-off could result in significant tax liability to FNF and to holders of FNF Group common stock, and under certain circumstances, we may have a significant indemnity obligation to FNF, which is not limited in amount or subject to any cap, if the Spin-off is treated as a taxable transaction due to our acts or failure to act.
FNF received a private letter ruling from the Internal Revenue Service (“IRS”) in connection with the Spin-off, and an opinion of Deloitte Tax LLP, tax advisor to FNF, to the effect that certain contributions made by FNF to BKHI and the Spin-off qualify as a tax-free reorganization under Sections 368(a) and 355 of the Internal Revenue Code (the “IRC”) and a distribution to which Sections 355 and 361 of the IRC applies, respectively. The IRS private letter ruling and the opinion are based upon various factual representations and assumptions and, in the case of the opinion, certain undertakings, made by FNF and Black Knight. Any inaccuracy in the representations or assumptions upon which such tax opinion was based, or failure by FNF or Black Knight to comply with any undertakings made in connection with such tax opinion, could alter the conclusions reached in such opinion. Opinions with respect to these matters are not binding on the IRS or the courts. As a result, the conclusions expressed in these opinions could be challenged by the IRS and a court could sustain such a challenge.
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
In connection with the Spin-off, we entered into a tax matters agreement (the "Tax Matters Agreement") with FNF pursuant to which we are obligated to indemnify FNF for (i) any action by Black Knight, or the failure to take any action within our control which, negates the tax-free status of the transactions; or (ii) direct or indirect changes in ownership of Black Knight equity interests that cause the Spin-off to be a taxable event to FNF as a result of the application of Section 355(e) of the IRC or to be a taxable event as a result of a failure to satisfy the “continuity of interest” or “device” requirements for tax-free treatment under Section 355 of the IRC.
If it is subsequently determined, for whatever reason, that the Spin-off does not qualify for tax-free treatment, holders of FNF Group common stock immediately prior to the Spin-off could incur significant tax liabilities.

We may decide to forgo certain transactions in order to avoid the risk of incurring significant tax-related liabilities.
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
We will be restricted from pursuing potential business opportunities under the non-competition agreement.
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
Our charter and bylaws and provisions of Delaware law may discourage or prevent strategic transactions, including a takeover of our company, even if such a transaction would be beneficial to our shareholders.
Provisions contained in our charter and bylaws and provisions of the Delaware General Corporation Law, or DGCL, could delay or prevent a third party from entering into a strategic transaction with us, as applicable, even if such a transaction would benefit our shareholders. For example, our charter and bylaws:

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
By virtue of not opting out of Section 203 of the DGCL in our amended and restated certificate of incorporation, we are subject to Section 203 of the DGCL, which prohibits a publicly held Delaware corporation from engaging in a "business combination" with an "interested stockholder" for a period of three years after the time the shareholder became an interested stockholder, subject to certain exceptions, including if, prior to such time, the board of directors approved the business combination or the transaction which resulted in the shareholder becoming an interested stockholder. "Business combinations" include mergers, asset sales and other transactions resulting in a financial benefit to the "interested stockholder." Subject to various exceptions, an "interested stockholder" is a person who, together with his or her affiliates and associates, owns, or within three years did own, 15% or more of the corporation's outstanding voting stock. These restrictions generally prohibit or delay the accomplishment of mergers or other takeover or change of control attempts that are not approved by a company's board of directors.
These restrictions and provisions could keep us from pursuing relationships with strategic partners and from raising additional capital, which could impede our ability to expand our business and strengthen our competitive position. These restrictions could also limit shareholder value by impeding a sale of us.
The market price of our common stock may be volatile and you may lose all or part of your investment.
The market price of our common stock could fluctuate significantly, and you may not be able to resell your shares at or above the price at which your shares were acquired. Those fluctuations could be based on various factors, including those described above and the following:

•	our operating performance and the performance of our competitors and fluctuations in our operating results;

•	the public's reaction to our press releases, our other public announcements and our filings with the SEC;

•	changes in earnings estimates or recommendations by research analysts who follow us or other companies in our industry;

•	global, national or local economic, legal and regulatory factors unrelated to our performance;

•	announcements of positive news by us or our competitors, such as announcements of new products, services, strategic investments or acquisitions;

•	announcements of negative news by us or our competitors, such as announcements of poorer than expected results of operations, data breaches or significant litigation;

•	actual or anticipated variations in our or our competitors' operating results, and our and our competitors' growth rates;

•	failure by us or our competitors to meet analysts' projections or guidance we or our competitors may give the market;

•	changes in laws or regulations, or new interpretations or applications of laws and regulations, that are applicable to our business;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	the arrival or departure of key personnel;

•	the number of shares publicly traded;

•
future sales or issuances of our common stock, including sales, distributions or issuances by us, our officers or directors and our significant shareholders, including THL and certain of their affiliates; and

•	other developments affecting us, our industry or our competitors.
In addition, in recent years the stock market has experienced significant price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations have often been unrelated or disproportionate to the operating performance of those companies. These broad market fluctuations, as well as general economic, political and market conditions such as recessions or interest rate changes, may cause declines in the market price of our common stock, and you may not realize any return on your investment in us and may lose some or all of your investment.
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
The trading market for our common stock is influenced in part by the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who cover us downgrades our common stock or publishes inaccurate or unfavorable research about our business, our stock price could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our common stock could decrease, which could cause our stock price and trading volume to decline.
We do not intend to pay dividends for the foreseeable future.
We may retain future earnings, if any, for future operations, expansion and debt repayment. We have not paid cash dividends to date and have no current plans to pay any cash dividends for the foreseeable future. As a result of our current dividend policy, you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than that which you paid for it. Any future determination to declare and pay cash dividends will be at the discretion of our Board of Directors and will depend on, among other things, our financial condition, results of operations, cash requirements, contractual restrictions and such other factors as our Board of Directors deems relevant. Our ability to pay dividends depends on our receipt of cash dividends from our operating subsidiaries, which may further restrict our ability to pay dividends as a result of the laws of their jurisdiction of organization or agreements of our subsidiaries, including agreements governing our indebtedness. Existing or future agreements governing our indebtedness may also limit our ability to pay dividends.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Our corporate headquarters is located at 601 Riverside Avenue, Jacksonville, Florida 32204, which we own. We also own a facility in Sharon, Pennsylvania. We lease office space as follows as of December 31, 2017:

Location	Number of locations
Texas	4
California	3
Florida	3
Colorado	2
Other states (1)	8
India	2
__________

(1)	Represents one location in each of eight states.

Item 3.	Legal Proceedings
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
On May 26, 2015, we completed the IPO of 18,000,000 shares of BKFS Class A common stock, par value $0.0001 per share ("Class A common stock"), at an offering price of $24.50 per share. We granted the underwriters a 30-day option to purchase an additional 2,700,000 shares of BKFS Class A common stock at the offering price, which was exercised in full. A total of 20,700,000 shares of Class A common stock were issued on May 26, 2015, with net proceeds of $475.1 million, reflecting gross proceeds of $507.2 million, net of underwriting fees of approximately $27.9 million and other offering costs of approximately $4.2 million. The use of the proceeds from the IPO is as follows: approximately $223.6 million for the partial repayment and refinancing of our other outstanding long-term debt, $218.0 million for the partial redemption of the Senior Notes (inclusive of $11.8 million in call premium and $1.4 million in accrued interest), a $17.3 million cash payment to certain THL Intermediaries and $16.2 million to fund operations.
BKFS Class A common stock was listed on the NYSE and traded under the trading symbol "BKFS" from May 20, 2015 through September 29, 2017, the date of the Distribution. Prior to that time, there was no public market for BKFS Class A common stock. There was no established public trading market for BKFS Class B common stock.
We completed the Distribution on September 29, 2017. Shares of Black Knight, Inc. common stock are listed on the NYSE and have been trading under the trading symbol "BKI" since October 2, 2017. The information presented in the table below represents the high and low closing prices per share of Black Knight common stock as reported on the NYSE for the periods indicated.

Black Knight	Stock price high	Stock price low
Year ended December 31, 2017
First quarter	$40.00	$34.45
Second quarter	41.90	38.10
Third quarter	44.75	40.70
Fourth quarter	46.85	42.00

Year ended December 31, 2016
First quarter	$31.66	$26.00
Second quarter	37.60	28.89
Third quarter	41.04	37.00
Fourth quarter	40.38	35.75
Information concerning securities authorized for issuance under our equity compensation plans will be included in Item 12 of Part III of this Report.
Share Repurchase Program
The following table summarizes share repurchases under our share repurchase program described below during the year ended December 31, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number of Shares That May Yet Be Purchased Under the Program (2)
2/3/2017 - 2/28/2017	—	$—	—	10,000,000
3/1/2017 - 3/31/2017	—	—	—	10,000,000
4/1/2017 - 4/30/2017	—	—	—	10,000,000
5/1/2017 - 5/31/2017	416,462	39.00	416,462	9,583,538
6/1/2017 - 6/30/2017	773,659	39.28	773,659	8,809,879
7/1/2017 - 7/30/2017	—	—	—	8,809,879
8/1/2017 - 8/31/2017	—	—	—	8,809,879
9/1/2017 - 9/30/2017	—	—	—	8,809,879
10/1/2017 - 10/31/2017	—	—	—	8,809,879
11/1/2017 - 11/30/2017	2,000,000	45.07	2,000,000	6,809,879
12/1/2017 - 12/31/2017	—	—	—	6,809,879
Total	3,190,121	$42.87	3,190,121	6,809,879
_______________________________________________________

(1)
On January 31, 2017, our Board of Directors authorized a three-year share repurchase program, effective February 3, 2017, under which the Company may repurchase up to 10 million shares of its Class A common stock through February 2, 2020, through open market purchases, negotiated transactions or other means, in accordance with applicable securities laws and other restrictions. In connection with the Distribution, the Black Knight board of directors approved a share repurchase program authorizing the repurchase of shares of Black Knight, Inc. common stock consistent with the previous BKFS share repurchase program.

(2)	As of the last day of the applicable month.

PERFORMANCE GRAPH
The following graph shows a comparison of the cumulative total return for our common stock from May 20, 2015 (the date BKFS Class A common stock commenced trading on the NYSE) through December 31, 2017, and the S&P 500 Index and the S&P North American Technology Sector Index from May 20, 2015 through December 31, 2017. The data for the S&P 500 Index and the S&P North American Technology Sector Index assumes reinvestment of dividends. The graph assumes an initial investment of $100.00, and the cumulative returns are based on the market price as of each month end. Note that historic stock price performance is not necessarily indicative of future stock price performance.
*$100 invested on May 20, 2015 in Black Knight or each respective index, including reinvestment of dividends.
Copyright© 2018 Standard & Poor's, a division of S&P Global. All rights reserved.

	Initial	6/30/15	9/30/15	12/31/15	3/31/16	6/30/16	9/30/16	12/31/16	3/31/17	6/30/17	9/30/17	12/31/17
Black Knight	$100.00	$113.87	$120.07	$121.95	$114.46	$138.69	$150.87	$139.43	$141.28	$151.05	$158.80	$162.86
S&P 500 Index	$100.00	$97.26	$91.00	$97.41	$98.72	$101.15	$105.04	$109.06	$115.68	$119.25	$124.59	$132.87
S&P North American Technology Sector Index	$100.00	$96.13	$93.14	$102.61	$102.72	$102.14	$114.89	$114.97	$128.53	$134.30	$144.27	$156.64
On January 31, 2018, the closing price of our common stock on the NYSE was $49.50 per share. We had 6,544 holders of record of our common stock. The actual number of shareholders is greater than this number of record holders, and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
We have not declared or paid dividends on our common stock, and we do not intend to pay cash dividends on our common stock in the foreseeable future. Any future determination to pay dividends will be at the discretion of our Board of Directors and subject to, among other things, our compliance with applicable law, and depending on, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in our debt agreements, business prospects and other factors that our Board of Directors may deem relevant. We will evaluate future quarterly dividend payment amounts based on, among other things, our cash flow and liquidity position.
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
There were no unregistered sales of equity securities during the years ended December 31, 2017, 2016 and 2015.

Item 6.	Selected Financial Data
The information set forth below should be read in conjunction with the Consolidated Financial Statements, Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

As a result of the Internal Reorganization, BKFS LLC acquired substantially all of the former Technology, Data and Analytics segment of LPS and Commerce Velocity, a former indirect subsidiary of FNF. BKFS LLC did not acquire the former Transaction Services segment of LPS. On June 2, 2014, two wholly-owned subsidiaries of FNF contributed their respective interests in Property Insight to BKFS LLC. In accordance with U.S. generally accepted accounting principles ("GAAP") requirements for transactions between entities under common control, the Consolidated and Combined Financial Statements of BKFS LLC were adjusted to reflect Commerce Velocity and Property Insight as of October 16, 2013, the date on which BKFS LLC was formed. LPS is considered the legal predecessor of BKFS LLC. For financial reporting purposes, BKFS LLC, including Commerce Velocity and Property Insight, is a predecessor for the period from October 16, 2013 through January 1, 2014. The successor period is presented as BKFS LLC for periods subsequent to January 1, 2014 through May 25, 2015, the day prior to the IPO, BKFS for the period from May 26, 2015, the date we completed our IPO, through September 29, 2017, the date of the Distribution, and Black Knight, Inc. for the period from September 30, 2017, the day subsequent to the Distribution, through December 31, 2017.
Selected Historical Consolidated and Combined Financial Data of Black Knight
The Consolidated Statements of Earnings data for the years ended December 31, 2017, 2016 and 2015 and the Consolidated Balance Sheets data as of December 31, 2017 and 2016 are derived from the audited Consolidated Financial Statements of Black Knight included in this Annual Report on Form 10-K. The Combined Statement of Operations data for the year ended December 31, 2014 and the period from October 16, 2013 through December 31, 2013, and the Consolidated Balance Sheets data as of December 31, 2015 and 2014 are derived from the audited Consolidated and Combined Financial Statements of Black Knight and BKFS LLC not included or incorporated by reference into this Annual Report on Form 10-K. The Combined Statement of Operations data for the period from October 16, 2013 through December 31, 2013 and Combined Balance Sheet data as of December 31, 2013 represent the combined financial data of Commerce Velocity and Property Insight that is not included or incorporated by reference into this Annual Report on Form 10-K.

	Successor				Predecessor
	Year ended December 31,				Period from October 16, 2013 through December 31, 2013
	2017	2016	2015	2014

	(In millions, except per share data)
Statements of Operations Data:
Revenues	$1,051.6	$1,026.0	$930.7	$852.1	$15.0
Expenses:
Operating expenses	569.5	582.6	538.2	514.9	16.9
Depreciation and amortization	206.5	208.3	194.3	188.8	1.1
Transition and integration costs	13.1	2.3	8.0	119.3	—
Total expenses	789.1	793.2	740.5	823.0	18.0
Operating income (loss)	262.5	232.8	190.2	29.1	(3.0)
Other income and expense:
Interest expense, net	(57.5)	(67.6)	(89.8)	(128.7)	—
Other expense, net	(12.6)	(6.4)	(4.6)	(12.0)	—
Total other expense, net	(70.1)	(74.0)	(94.4)	(140.7)	—
Earnings (loss) from continuing operations before income taxes	192.4	158.8	95.8	(111.6)	(3.0)
Income tax (benefit) expense	(61.8)	25.8	13.4	(5.3)	—
Net earnings (loss) from continuing operations	254.2	133.0	82.4	(106.3)	(3.0)
Loss from discontinued operations, net of tax	—	—	—	(0.8)	—
Net earnings (loss)	254.2	133.0	82.4	(107.1)	(3.0)
Less: Net earnings (loss) attributable to noncontrolling interests	71.9	87.2	62.4	(107.1)	(3.0)
Net earnings attributable to Black Knight	$182.3	$45.8	$20.0	$—	$—

			May 26, 2015 through December 31, 2015
	Year ended December 31,
	2017	2016
Net earnings per share attributable to Black Knight common shareholders:
Basic	$2.06	$0.69	$0.31
Diluted	$1.47	$0.67	$0.29
Weighted average shares of common stock outstanding:
Basic	88.7	65.9	64.4
Diluted	152.4	67.9	67.9

	Successor				Predecessor
	December 31,				December 31, 2013
	2017	2016	2015	2014
	(In millions)
Balance Sheets Data:
Cash and cash equivalents	$16.2	$133.9	$186.0	$61.9	$7.4
Total assets	$3,655.9	$3,762.0	$3,703.7	$3,598.3	$88.1
Total debt (current and long-term)	$1,434.1	$1,570.2	$1,661.5	$2,135.1	$—

Selected Historical Combined Financial Data of Commerce Velocity and Property Insight
The following selected unaudited historical combined financial information has been derived from the unaudited financial information of Commerce Velocity and Property Insight that is not included or incorporated by reference into this Annual Report on Form 10-K.
The selected unaudited financial information as of and for the period January 1, 2013 through October 15, 2013 is derived from the historical financial records of FNF.

January 1, 2013 through October 15, 2013

(In millions)
Statements of Operations Data:
Revenues	$58.2
Net loss	$(7.2)
Balance Sheets Data:
Total assets	$79.1
Selected Historical Consolidated Financial Data of LPS
The Consolidated Statement of Operations data for the day ended January 1, 2014 and the Consolidated Balance Sheet data as of January 1, 2014 are derived from the audited Consolidated Financial Statements of LPS not included or incorporated by reference into this Annual Report on Form 10-K. The Consolidated Statement of Operations data for the year ended December 31, 2013 and Consolidated Balance Sheet data as of December 31, 2013, are derived from the audited Consolidated Financial Statements of LPS not included or incorporated by reference into this Annual Report on Form 10-K.

	Day ended January 1, 2014	Year ended December 31, 2013 (1)

	(In millions, except per share data)
Statements of Operations Data:
Revenues	$—	$1,716.2
Net (loss) earnings from continuing operations	$(39.0)	$104.2
Net (loss) earnings	$(39.0)	$102.7
Net earnings per share - basic from continuing operations		$1.22
Net earnings per share - basic		$1.20
Weighted average shares - basic		85.4
Net earnings per share - diluted from continuing operations		$1.21
Net earnings per share - diluted		$1.19
Weighted average shares - diluted		85.9
Balance Sheets Data:
Cash and cash equivalents	$278.4	$329.6
Total assets	$2,446.6	$2,486.7
Total debt (current and long-term)	$1,068.1	$1,068.1
Cash dividends per share	$—	$0.40
_______________________________________________________

(1)	On June 30, 2014, we completed the sale of PCLender.com, Inc., the results of which have been included in discontinued operations.

Selected Quarterly Financial Data of Black Knight (Unaudited)
Selected quarterly financial data is as follows:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(In millions, except per share data)
2017
Revenues	$258.1	$262.2	$263.8	$267.5
Earnings before income taxes and noncontrolling interests	$39.9	$38.3	$53.1	$61.1
Net earnings	$33.9	$29.2	$43.9	$147.2
Net earnings attributable to Black Knight	$12.2	$8.2	$14.7	$147.2
Basic earnings per shares attributable to Black Knight	$0.18	$0.12	$0.22	$0.98
Diluted earnings per share attributable to Black Knight	$0.18	$0.11	$0.21	$0.97
2016
Revenues	$241.9	$255.5	$267.1	$261.5
Earnings before income taxes and noncontrolling interests	$39.3	$39.9	$38.7	$40.9
Net earnings	$33.1	$33.2	$32.4	$34.3
Net earnings attributable to Black Knight	$11.4	$11.4	$11.2	$11.8
Basic earnings per shares attributable to Black Knight	$0.17	$0.17	$0.17	$0.18
Diluted earnings per share attributable to Black Knight	$0.17	$0.17	$0.16	$0.17

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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
Except as otherwise indicated or unless the context otherwise requires, all references to "Black Knight," the "Company," "we," "us" or "our" (1) prior to the Distribution (as defined in the "Distribution of FNF's Ownership Interest and Related Transactions" section below), are to Black Knight Financial Services, Inc. ("BKFS"), a Delaware corporation, and its subsidiaries and (2) after the Distribution, are to Black Knight, Inc., a Delaware corporation, and its subsidiaries.
Overview
We are a leading provider of software, data and analytics solutions to the mortgage and consumer loan, real estate and capital market verticals. Our solutions facilitate and automate many of the mission-critical business processes across the homeownership lifecycle, from origination until asset disposition. We believe we differentiate ourselves by the breadth and depth of our comprehensive, integrated solutions and the insight we provide to our clients.
We have market-leading software solutions combined with comprehensive real estate data and extensive analytic capabilities. Our solutions are utilized by U.S. mortgage originators and servicers, as well as other financial institutions, investors and real estate professionals, to support mortgage lending and servicing operations, analyze portfolios and properties, operate more efficiently, meet regulatory compliance requirements and mitigate risk.
The U.S. mortgage market has undergone significant change, and market participants have been subjected to more stringent oversight in recent years. Regulators have increasingly focused on better disclosure, improved risk mitigation and enhanced oversight. Lenders large and small have experienced higher costs in order to comply with this higher level of regulation. Despite these new regulatory requirements, the mortgage industry remains a competitive marketplace with numerous large lenders and smaller institutions competing for new loan originations. In order to comply with the increased regulatory requirements and compete more effectively, market participants have continued to outsource mission-critical functions to third party technology providers that can offer comprehensive and integrated solutions, which are also cost-effective, due to their deep domain expertise and economies of scale.

We believe our comprehensive end-to-end, integrated solutions differentiate us from other software providers and position us particularly well for evolving opportunities. We have served the mortgage and real estate industries for over 50 years and utilize this experience to design and develop solutions that fit our clients' ever-evolving needs. Our proprietary software solutions and data and analytics capabilities reduce manual processes, improve compliance and quality, mitigate risk and deliver significant cost savings to our clients. Our scale allows us to continually and cost-effectively invest in our business in order to meet evolving industry requirements and maintain our position as an industry-standard platform for mortgage market participants.
The table below summarizes active first and second lien mortgages on our mortgage servicing software solution and the related market data, reflecting our leadership in the mortgage servicing software solutions market as of December 31, 2017 and 2016 (in millions):

	First lien mortgages				Second lien mortgages				Total first and second lien mortgages
	2017		2016		2017		2016		2017	2016
Active loans	31.6		30.9		2.0		1.1		33.6	32.0
Market size	51.2	(1)	50.9	(1)	15.4	(2)	14.8	(2)	66.6	65.7
Market share	62%		61%		13%		7%		50%	49%
_______________________________________________________
Note: Percentages above may not recalculate due to rounding.

(1)	According to the December Black Knight Mortgage Monitor Reports as of December 31, 2017 and 2016 for U.S. first lien mortgages.

(2)	According to the November 2017 and February 2017 Equifax National Consumer Credit Trends Reports as of September 30, 2017 and December 31, 2016, respectively, for U.S. second lien mortgages.
Our business is organized into two segments:
Software Solutions - offers software and hosting solutions that support loan servicing, loan origination and settlement services. The Software Solutions segment was formerly known as the Technology segment.
Data and Analytics - offers data and analytics solutions to the mortgage, real estate and capital markets verticals. These solutions include property ownership data, lien data, servicing data, automated valuation models, collateral risk scores, prepayment and default models, lead generation, multiple listing service solutions and other data solutions.
We offer our solutions to a wide range of clients across the mortgage and consumer loan, real estate and capital markets verticals. The quality and breadth of our solutions contribute to the long-standing nature of our relationships with our clients, the majority of whom enter into long-term contracts across multiple products that are embedded in their mission critical workflow and decision processes, particularly in the Software Solutions segment. Given the contractual nature of our revenues and stickiness of our client relationships, our revenues are highly visible and recurring in nature. Due to our integrated suite of solutions and our scale, we are able to drive significant operating leverage, which we believe enables our clients to operate more efficiently while allowing us to generate strong margins and cash flows.
The following table sets forth the revenues for our reporting segments and corporate organization (in millions):

	Year ended December 31,
	2017	2016	2015
Software Solutions	$893.8	$855.8	$765.8
Data and Analytics	162.3	177.5	174.3
Corporate and Other (1)	(4.5)	(7.3)	(9.4)
Total	$1,051.6	$1,026.0	$930.7
_______________________________________________________

(1)	Revenues for Corporate and Other represent deferred revenue purchase accounting adjustments recorded in accordance with GAAP.
Our History
Our business generally represents a reorganization of the former Technology, Data and Analytics segment of Lender Processing Services, Inc. ("LPS"), a former provider of integrated technology, data and services to the mortgage industry in the United States that Fidelity National Financial, Inc. ("FNF") acquired in January 2014. Our business also includes the businesses of Fidelity National Commerce Velocity, LLC ("Commerce Velocity") and Property Insight, LLC ("Property Insight"), two companies that were contributed to us by FNF. ServiceLink Holdings, LLC ("ServiceLink"), another majority-owned subsidiary of FNF, operates the Transaction Services businesses of the former LPS as well as FNF's legacy ServiceLink businesses. We were a majority-owned subsidiary of FNF prior to the Distribution as described in the "Distribution of FNF's Ownership Interest and Related Transactions" section below.

Acquisition of LPS by FNF and Internal Reorganization
On January 2, 2014, FNF acquired LPS (the "Acquisition") and, as a result, LPS became an indirect, wholly-owned subsidiary of FNF. Following the Acquisition, on January 3, 2014, a series of transactions were effected (the "Internal Reorganization"). See Note 1 to the Notes to Consolidated Financial Statements for a more detailed discussion of the Internal Reorganization.
Initial Public Offering
On May 26, 2015, we completed our initial public offering ("IPO") in which we issued and sold 20,700,000 shares of BKFS Class A common stock at a price of $24.50 per share. In connection with our IPO, we effected several reorganization transactions (the "Offering Reorganization"). See Note 1 to the Notes to Consolidated Financial Statements for a more detailed discussion of the IPO.
2016 Acquisitions
On May 16, 2016, we completed our acquisition of eLynx Holdings, Inc. ("eLynx"), a leading lending document and data delivery platform that we now refer to as our eLending business. Our eLending business helps clients in the financial services and real estate industries electronically capture and manage documents and associated data throughout the document lifecycle. We purchased eLynx to augment our origination software business. This acquisition positions us to electronically support the full mortgage origination process.
On June 22, 2016, we completed our acquisition of Motivity Solutions, Inc. ("Motivity"), which provides customized mortgage business intelligence software solutions. Motivity, along with our LoanSphere product suite, including the LoanSphere Data Hub, provides clients with deeper insights into their origination and servicing operations and portfolios.
Recent Developments
Realignment of Property Insight
Effective January 1, 2017, Property Insight realigned its commercial relationship with FNF. In connection with the realignment, Property Insight employees responsible for title plant posting and maintenance were transferred to FNF. Under the new commercial arrangement, we continue to own the title plant technology and retain sales responsibility for third parties, other than FNF. As a result of the realignment, we no longer recognize revenues or expenses related to title plant posting and maintenance, but charge FNF a license fee for use of the technology to access and maintain the title plant data. Had the realignment taken place on January 1, 2016, our 2016 revenues and expenses would have been lower by approximately $30 million with essentially no effect to operating income. This transaction did not result in any gain or loss.
Share Repurchase Program
During the year ended December 31, 2017, we repurchased approximately 1.2 million shares of BKFS Class A common stock and 2.0 million shares of Black Knight, Inc. common stock for an aggregate purchase price of $136.7 million, or an average of $42.87 per share. As of December 31, 2017, we had approximately 6.8 million shares remaining under our share repurchase authorization. Refer to Note 1 of the Notes to Consolidated Financial Statements for additional information related to our share repurchase program.
On February 15, 2018, we repurchased 2.0 million shares of our common stock for $92.8 million, or at a price of $46.41 per share.
Term B Loan Repricing
On February 27, 2017, we repriced our Term B Loan, as described in Note 11 to the Notes to Consolidated Financial Statements. Refer to Note 11 to the Notes to Consolidated Financial Statements for additional information related to the Term B Loan repricing.
Debt Refinancing and Senior Notes Redemption
On April 26, 2017, we refinanced our Term A Loan and Revolving Credit Facility and redeemed the outstanding Senior Notes, as described in Note 11 to the Notes to Consolidated Financial Statements. Refer to Note 11 to the Notes to Consolidated Financial Statements for additional information related to the debt refinancing and Senior Notes redemption.
Distribution of FNF's Ownership Interest and Related Transactions
On September 29, 2017, we completed a tax-free plan whereby FNF distributed all 83.3 million shares of BKFS common stock that it owned to FNF Group shareholders through a series of transactions (the "Distribution") as described in Note 1 of the Notes to Consolidated Financial Statements.
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
As a result of the Distribution and related transactions, our consolidated statements of earnings will reflect a higher effective tax rate more closely aligned with other C-corporations in the U.S. and will no longer reflect net earnings attributable to noncontrolling interests.
Our Corporate Structure
Prior to the Distribution, BKFS conducted its business through Black Knight Financial Services, LLC ("BKFS LLC") and its subsidiaries. We had a sole managing member interest in BKFS LLC, which granted us the exclusive authority to manage, control and operate the business and affairs of BKFS LLC and its subsidiaries, pursuant to the terms of its Second Amended and Restated Limited Liability Company Agreement ("LLC Agreement"). Under the terms of the LLC Agreement, we are authorized to manage the business of BKFS LLC, including enter into contracts, manage bank accounts, hire employees and agents, incur and pay debts and expenses, merge or consolidate with other entities and pay taxes. We consolidated BKFS LLC in our consolidated financial statements and reported noncontrolling interests related to the membership interests ("Units") in BKFS LLC held by Black Knight Holdings, Inc. ("BKHI") and certain affiliates of THL ("THL Affiliates"). Our shareholders indirectly controlled BKFS LLC through our managing member interest.
FNF, through BKHI, and certain THL affiliates held Units and a number of shares of BKFS Class B common stock equal to the number of Units held by each such owner.
Prior to the Distribution, our corporate structure, as described above, was commonly referred to as an "Up-C" structure, which is often used by partnerships and limited liability companies when they undertake an initial public offering. Our Up-C structure allowed the owners of BKFS LLC to realize tax benefits associated with ownership interests in an entity that was treated as a partnership, or "passthrough" entity, for income tax purposes. These benefits included limiting entity level corporate taxes. Because Units were exchangeable for cash from BKFS LLC or, at our option, shares of BKFS Class A common stock, the Up-C structure also provided the owners of BKFS LLC potential liquidity that holders of privately held limited liability companies are not typically afforded. The owners of BKFS LLC also had voting rights in Black Knight equal to those of holders of BKFS Class A common stock through their ownership of shares of BKFS Class B common stock. BKFS also held Units and received the same benefits as the other holders of Units on account of its ownership in an entity treated as a partnership, or passthrough entity, for income tax purposes. Meanwhile, holders of BKFS Class A common stock had economic and voting rights similar to those of holders of common stock of non-Up-C structured public companies.
Generally, we received a pro-rata share of any distributions made by BKFS LLC to its members, which included us, BKHI and certain THL Affiliates. However, pursuant to the LLC Agreement, BKFS LLC was required to make tax distributions to help each of the holders of the Units pay taxes according to such holder's allocable share of taxable income rather than on a pro-rata basis. Additionally, tax distributions were required to be made based upon an assumed tax rate. Funds used by BKFS LLC to satisfy its tax distribution obligations were not available for reinvestment in our business.
BKFS was a holding company and its sole asset was its interest in BKFS LLC. BKFS, through its sole managing member interest, had 100% of the voting power in BKFS LLC and, through its ownership of Units, had 44.5% of the economic interests in BKFS LLC immediately following the IPO. Investors in BKFS held an indirect interest in BKFS LLC through us.
Subsequent to the Distribution and related transactions, BKFS LLC is an indirect wholly-owned subsidiary of Black Knight, Inc. and there are no noncontrolling interests in BKFS LLC. In addition, the Up-C structure is no longer in place.
Basis of Presentation
As a result of the Internal Reorganization, IPO and Offering Reorganization and Distribution, and for the purposes of this "Management's Discussion and Analysis of Financial Condition and Results of Operations," our financial position, results of operations and cash flows include:

•	the consolidated financial position, results of operations and cash flows of Black Knight, Inc. for the period September 30, 2017, the day subsequent to the Distribution, through December 31, 2017;

•
the consolidated financial position, results of operations and cash flows of BKFS for the period following the completion of our IPO on May 26, 2015 through September 29, 2017, the date of the Distribution; and

•	the consolidated financial position, results of operations and cash flows of BKFS LLC for the period from January 1, 2015 through May 25, 2015, the day prior to the completion of our IPO.
Business Trends and Conditions
General
The U.S. mortgage market is large, and the loan lifecycle is complex and consists of several stages. The mortgage loan lifecycle includes origination, servicing and default. Mortgages are originated to finance home purchases or refinance existing mortgages.

Once a mortgage is originated, it is serviced on a periodic basis by mortgage servicers, which may not be the lenders that originated the mortgage. Furthermore, if a mortgage experiences default, it triggers a set of multifaceted processes with an assortment of potential outcomes depending on a mix of variables.
Underlying the three major components of the mortgage loan lifecycle are the software, data and analytics support behind each process, which has become increasingly critical to industry participants due to the complexity of regulatory requirements. As the industry has grown in complexity, participants have responded by outsourcing to large scale specialty providers, automating manual processes and seeking end-to-end solutions that support the processes required to manage the entire mortgage loan lifecycle.
The U.S. mortgage market has seen significant change since the financial crisis and is expected to continue to evolve going forward. Key regulatory actions arising from the financial crisis, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act") and the establishment of the Consumer Financial Protection Bureau ("CFPB"), imposed new and evolving standards for market participants. These regulatory changes have spurred lenders and servicers to seek software solutions that facilitate the meeting of compliance obligations in the face of a changing regulatory environment while remaining efficient and profitable.

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

•
Increased demand for enhanced transparency and analytic insight. As U.S. mortgage market participants work to minimize the risk in lending, servicing and capital markets, they rely on the integration of data and analytics with technologies that enhance the decision-making process. These industry participants rely on large comprehensive third-party databases coupled with enhanced analytics to achieve these goals.

Mortgage Originations
Our various businesses are affected differently by the level of mortgage originations, including refinancing transactions. Our mortgage servicing software solution is less affected by varying levels of mortgage originations because it earns revenues based on the total number of mortgage loans it processes, which tend to stay more constant than the market for originations. Our origination software and some of our data businesses are directly affected by the volume of real estate transactions and mortgage originations, but many of our client contracts for origination software contain minimum charges.
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

Regulatory Requirements
In recent years, there has been an increased legislative and regulatory focus on consumer protection practices. As a result, federal and state governments have enacted various new laws, rules and regulations. One example of such legislation is the Dodd-Frank Act, which was signed into law in July 2010. The Dodd-Frank Act contained broad changes for many sectors of the financial services and lending industries and established the CFPB, the federal regulatory agency responsible for regulating consumer financial protection within the U.S. This has led banks and other lenders to seek software solutions that assist them in satisfying their regulatory compliance obligations in the face of a changing regulatory environment. We have developed solutions that target this need, which has resulted in additional revenues.
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
Tax Reform
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 ("Tax Reform Act") was signed into law. Among other provisions, the Tax Reform Act reduces the Federal statutory corporate income tax rate from 35% to 21%. During the fourth quarter of 2017, we recorded a one-time non-cash net tax benefit of $110.9 million related to the revaluation of our deferred income tax assets and liabilities as a result of the Tax Reform Act, as described in Note 15 to the Notes to Consolidated Financial Statements. The effect of this adjustment on our 2017 effective tax rate was (57.6)%. We expect our 2018 effective tax rate to be approximately 26% to 27%.
Our estimates of the expected 2018 effective tax rate are based on certain assumptions and our current interpretation of the Tax Reform Act, and may change as we refine our analysis and as further information becomes available.
Critical Accounting Estimates
Our discussion and analysis of our financial condition and results of operations is based upon audited consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosures with respect to contingent liabilities and assets at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. On an ongoing basis, we evaluate our estimates including those related to revenue recognition, goodwill and other intangible assets and computer software. These judgments are based on our historical experience, terms of our existing contracts, our evaluation of trends in the industry, information provided by our clients and information available from outside sources as appropriate. Our actual results may differ from those estimates. See Note 2 to the Notes to Consolidated Financial Statements for additional description of the significant accounting policies that have been followed in preparing our Consolidated Financial Statements.
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
Due to the large number, broad nature and average size of individual contracts we are a party to, the effect of judgments and assumptions we apply in recognizing revenues for any single contract is not likely to have a material effect on our consolidated operations. However, the broader accounting policy assumptions that we apply across similar arrangements or classes of clients could significantly influence the timing and amount of revenues recognized in our results of operations.
Goodwill and Other Intangible Assets
We have significant intangible assets that were recorded in connection with business acquisitions. These assets primarily consist of client relationships, intellectual property and the excess of purchase price over the fair value of identifiable net assets acquired (goodwill).
As of December 31, 2017, goodwill was $2,306.8 million. Goodwill is not amortized, but is tested for impairment annually or more frequently if circumstances indicate potential impairment. In evaluating the recoverability of goodwill, we perform a qualitative analysis for each reporting unit to determine whether it is more likely than not that the fair value of each reporting unit exceeds its carrying value. Based on the results of this qualitative analysis, a quantitative goodwill impairment test may be completed using the discounted future cash flows generated by the underlying assets. The process of determining whether or not an asset, such as goodwill, is impaired or recoverable relies on projections of future cash flows, operating results and market conditions. Such projections are inherently uncertain and, accordingly, actual future cash flows may differ materially from projected cash flows. A quantitative goodwill impairment analysis is sensitive to changes in estimates of future net cash flows and discount rates. Changes to these estimates might result in material changes in the fair value of the reporting units and determination of the recoverability of goodwill that may result in charges against earnings and a reduction in the carrying value of our goodwill. We have completed our annual goodwill impairment analysis in each of the past three years and, as a result, no impairment charges were recorded to goodwill in 2017, 2016 and 2015.
As of December 31, 2017, intangible assets, net of accumulated amortization, were $231.6 million, which consists primarily of client relationships. Long-lived assets and intangible assets with definite useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The valuation of these assets involves significant estimates and assumptions concerning matters such as client retention, future cash flows and discount rates. If any of these assumptions change, it could affect the recoverability of the carrying value of these assets. Client relationships are amortized over their estimated useful lives using an accelerated method that takes into consideration expected client attrition rates over a period of up to 10 years from the acquisition date. All intangible assets that have been determined to have indefinite lives are not amortized, but are reviewed for impairment at least annually in accordance with ASC Topic 350, Intangibles-Goodwill and Other, or ASC 350. The initial determination of estimated useful lives and the allocation of the purchase price to the fair values of the intangible assets other than goodwill require significant judgment and may affect the amount of future amortization of such intangible assets.
Definite-lived intangible assets are amortized over their estimated useful lives ranging from 5 to 10 years using accelerated methods. There is an inherent uncertainty in determining the expected useful life of or cash flows to be generated from intangible assets. We have not historically experienced material changes in these estimates but could be subject to them in the future.
Computer Software
Computer software includes the fair value of software acquired in business combinations, purchased software and capitalized software development costs. As of December 31, 2017, computer software, net of accumulated amortization, was $416.8 million. Purchased software is recorded at cost and amortized using the straight-line method over its estimated useful life. Software acquired in business combinations is recorded at its fair value and amortized using straight-line or accelerated methods over its estimated useful life, ranging from 3 years to 10 years.
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
Factors Affecting the Comparability of Our Results of Operations
As a result of a number of factors, our results of operations for periods prior to the IPO and the debt refinancing, as described in Note 11 to the Notes to Consolidated Financial Statements, are not comparable to periods thereafter. Also, our results of operations for periods prior to the Distribution and Tax Reform Act are not comparable to periods thereafter. Our historical results of operations are not be comparable to our results of operations in future periods as a result of these and a number of other factors. In addition, our results of operations may vary from period to period. Set forth below is a brief discussion of the key factors affecting the comparability of our results of operations.
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
Interest Expense. We used a portion of the proceeds from our IPO to reduce our outstanding debt by repaying a portion of the Senior Notes and Former Intercompany Notes, as described in Note 11 to the Notes to Consolidated Financial Statements. Also, on May 27, 2015, we entered into a credit agreement for new facilities with lower interest rates to refinance the remaining balance of our former intercompany notes and former mirror note with FNF. Subsequent to May 26, 2015, we paid FNF a guarantee fee for its ongoing guarantee of the Senior Notes. Our total long-term debt outstanding decreased from $2,135.1 million at December 31, 2014 to $1,661.5 million as of December 31, 2015. Our total long-term debt outstanding further declined to $1,570.2 million as of December 31, 2016. As a result of the decrease in total long-term debt outstanding and the lower interest rates with the new facilities, our interest expense is significantly lower in periods following our IPO. In addition, during 2017, we repriced our Term B Loan and refinanced our Term A Loan and Revolving Credit Facility. We also redeemed the Senior Notes and no longer pay FNF a guarantee fee.
Income Taxes. Our effective tax rate for the years ended December 31, 2017, 2016 and 2015 was (32.1)%, 16.2% and 14.0%, respectively. The decrease in the rate in 2017 is due primarily to the effect of the revaluation of our net deferred income tax liability as a result of the Tax Reform Act, partially offset by a higher effective tax rate related to the period subsequent to the Distribution.
Key Components of Results of Operations
Revenues
We generate revenues primarily through contractual arrangements that we enter into with clients to provide software and software-related services either individually or as part of an integrated offering of multiple services. These arrangements occasionally include offerings from more than one business unit to the same client.
The following is a description of our revenues by segment:
Software Solutions
Our Software Solutions segment revenues are primarily derived from hosted software, licensed software and software-related services. In some cases, these services are offered in combination with one another, and in other cases we offer them individually. Revenues from hosted software are typically volume-based and depend on factors such as the number of accounts processed, transactions processed and computer resources utilized.

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

•
Transition and integration costs for 2017 primarily represent legal and professional fees related to the Distribution and transition-related costs as we transfer certain corporate functions from FNF. In 2016, these consist of incremental costs associated with acquisitions and professional services related to the Distribution. In 2015, these consist of costs related to our IPO, as well as member management fees through May 25, 2015.

•
Depreciation and amortization expense consists of our depreciation related to investments in property and equipment, including information technology hardware, as well as amortization of purchased and developed software and other intangible assets, principally client relationship assets recorded in connection with acquisitions. It also includes the amortization of previously deferred implementation-related expenses.

•
Interest expense subsequent to May 26, 2015 consists of interest on the Senior Notes through April 25, 2017, interest on our new credit facilities, commitment fees on our revolving credit facility, administrative agent fees, rating agency fees and a guarantee fee that we paid FNF for its ongoing guarantee of the Senior Notes through April 25, 2017. See Note 11 in the Notes to Consolidated Financial Statements for a more detailed discussion of our Interest expense and the Senior Notes redemption. From January 1, 2015 through May 26, 2015, Interest expense consisted of interest on the Senior Notes and interest on the former intercompany notes and the former mirror note that were payable to FNF.

•
Other expense, net for 2017 primarily consisted of amounts related to the Senior Notes redemption, Term A Loan and Revolving Credit Facility refinancing and the Term B Loan repricing. Other expense, net for 2016 primarily consisted of legal fees associated with litigation matters. Other expense, net for 2015 includes a $4.8 million net loss on the partial redemption of the Senior Notes, as described in Note 11 to the Notes to Consolidated Financial Statements.

•
Income tax (benefit) expense represents federal, state, local and foreign taxes based on income attributable to Black Knight in multiple jurisdictions. In 2017, it includes a one-time non-cash net tax benefit of $110.9 million related to the revaluation of our deferred income tax assets and liabilities as a result of the Tax Reform Act.

Results of Operations
Key Performance Metrics
We use Adjusted Revenues, Adjusted EBITDA and Adjusted EBITDA Margin for financial and operational decision-making and as a means to evaluate period-to-period comparisons. Adjusted Revenues, Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP financial measures, which we believe are useful for investors in evaluating our overall financial performance. We believe these measures provide useful information about operating results, enhance the overall understanding of past financial performance and future prospects and allow for greater transparency with respect to key metrics used by management in its financial and operational decision-making, including determining a portion of executive compensation. We also present these non-GAAP financial performance measures because we believe investors, analysts and rating agencies consider them useful in measuring our ability to meet our debt service obligations. By disclosing these non-GAAP financial performance measures, we believe we offer investors a greater understanding of, and an enhanced level of transparency into, the means by which our management operates the company. These non-GAAP financial measures are not measures presented in accordance with GAAP, and our use of these terms may vary from that of others in our industry. These non-GAAP financial measures should not be considered as an alternative to net earnings, operating income, revenues, cash provided by operating activities or any other measures derived in accordance with GAAP as measures of operating performance or liquidity.
Adjusted Revenues, Adjusted EBITDA and Adjusted EBITDA Margin for the Software Solutions and Data and Analytics segments are presented in conformity with Accounting Standards Codification 280, Segment Reporting. These measures are reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing their performance. For these reasons, these measures are excluded from the definition of non-GAAP financial measures under the Securities and Exchange Commission's ("SEC") Regulation G and Item 10(e) of Regulation S-K.

•
Adjusted Revenues — We define Adjusted Revenues as Revenues adjusted to include the revenues that were not recorded by us during the periods presented due to the deferred revenue purchase accounting adjustment recorded in accordance with GAAP. These adjustments are reflected in Corporate and Other.

•	Adjusted EBITDA — We define Adjusted EBITDA as Net earnings, with adjustments to reflect the addition or elimination of certain income statement items including, but not limited to:

◦	Depreciation and amortization;

◦	Interest expense;

◦	Income tax (benefit) expense;

◦	Other expense, net;

◦	Loss (gain) from discontinued operations, net of tax;

◦	deferred revenue purchase accounting adjustment recorded in accordance with GAAP;

◦	equity-based compensation, including related payroll taxes;

◦	costs associated with debt and/or equity offerings, including the Distribution;

◦	spin-off related transition costs;

◦	member management fees paid to FNF and THL Managers, LLC; and

◦	acquisition-related costs.
These adjustments are reflected in Corporate and Other.

•	Adjusted EBITDA Margin — Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by Adjusted Revenues.

Consolidated Results of Operations
The following table presents certain financial data for the periods indicated (dollars in millions):

	Year ended December 31,
	2017	2016	2015
Revenues	$1,051.6	$1,026.0	$930.7
Expenses:
Operating expenses	569.5	582.6	538.2
Depreciation and amortization	206.5	208.3	194.3
Transition and integration costs	13.1	2.3	8.0
Total expenses	789.1	793.2	740.5
Operating income	262.5	232.8	190.2
Operating margin	25.0%	22.7%	20.4%
Interest expense	(57.5)	(67.6)	(89.8)
Other expense, net	(12.6)	(6.4)	(4.6)
Earnings before income taxes	192.4	158.8	95.8
Income tax (benefit) expense	(61.8)	25.8	13.4
Net earnings	$254.2	$133.0	$82.4

Key Performance Metrics (Non-GAAP)
Adjusted Revenues	$1,056.1	$1,033.3	$940.3
Adjusted EBITDA	$505.8	$463.1	$413.5
Adjusted EBITDA Margin	47.9%	44.8%	44.0%

A reconciliation of the above non-GAAP financial measures to the most directly comparable GAAP financial measures is presented in the tables below (in millions):

	Year ended December 31,
	2017	2016	2015
Revenues	$1,051.6	$1,026.0	$930.7
Deferred revenue purchase accounting adjustment	4.5	7.3	9.6
Adjusted Revenues	$1,056.1	$1,033.3	$940.3

	Year ended December 31,
	2017	2016	2015
Net earnings	$254.2	$133.0	$82.4
Depreciation and amortization	206.5	208.3	194.3
Interest expense	57.5	67.6	89.8
Income tax (benefit) expense	(61.8)	25.8	13.4
Other expense, net	12.6	6.4	4.6
EBITDA	469.0	441.1	384.5
Deferred revenue purchase accounting adjustment	4.5	7.3	9.6
Equity-based compensation	19.2	12.4	11.4
Debt and/or equity offering expenses	7.5	0.6	4.4
Spin-off related transition costs	5.6	—	—
Management fees	—	—	3.6
Acquisition-related costs	—	1.7	—
Adjusted EBITDA	$505.8	$463.1	$413.5
Adjusted EBITDA Margin	47.9%	44.8%	44.0%

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Revenues
Consolidated Revenues were $1,051.6 million in 2017 and $1,026.0 million in 2016, an increase of $25.6 million, or 2%. The change in revenues is discussed further at the segment level below.
The following table sets forth revenues by segment for the periods presented (in millions):

	Year ended December 31,
	2017	2016
Software Solutions	$893.8	$855.8
Data and Analytics	162.3	177.5
Corporate and Other (1)	(4.5)	(7.3)
Total	$1,051.6	$1,026.0
_______________________________________________________

(1)	Revenues for Corporate and Other represent deferred revenue purchase accounting adjustments recorded in accordance with GAAP.
Software Solutions
Revenues were $893.8 million in 2017 compared to $855.8 million in 2016, an increase of $38.0 million, or 4%. Our servicing software business grew 8%, or $56.7 million, primarily driven by higher loan volumes on our core servicing software solution, which increased 3.3% to 33.0 million average loans, price increases and higher transactional volumes. Our origination software business declined 11%, or $18.7 million, primarily driven by lower Exchange volumes as a result of a decline in refinancing originations, consulting revenues and client contract termination fees, partially offset by incremental revenues from the eLynx acquisition.
Data and Analytics
Revenues were $162.3 million in 2017 compared to $177.5 million in 2016, a decrease of $15.2 million, or 9%. The decrease was driven by the effect of the Property Insight realignment, partially offset by incremental revenues from the Motivity acquisition and growth in our property data and multiple listing service businesses. Had the realignment taken place on January 1, 2016, revenues for 2016 would have been lower by $30.1 million.
Operating Expenses
Consolidated Operating expenses were $569.5 million in 2017 compared to $582.6 million in 2016, a decrease of $13.1 million, or 2%. The changes in operating expenses are discussed further at the segment level below.

The following table sets forth operating expenses by segment for the periods presented (in millions):

	Year ended December 31,
	2017	2016
Software Solutions	$370.8	$368.0
Data and Analytics	130.4	151.0
Corporate and Other	68.3	63.6
Total	$569.5	$582.6
Software Solutions
Operating expenses were $370.8 million in 2017 compared to $368.0 million in 2016, an increase of $2.8 million, or 1%. The increase was primarily due to the eLynx acquisition.
Data and Analytics
Operating expenses were $130.4 million in 2017 compared to $151.0 million in 2016, a decrease of $20.6 million, or 14%. The decrease was primarily driven by the Property Insight realignment, partially offset by the Motivity acquisition and the effect of costs associated with the data hub.
Corporate and Other
Operating expenses were $68.3 million in 2017 compared to $63.6 million in 2016, an increase of $4.7 million, or 7%. The increase was primarily driven by higher equity-based compensation and professional fees, partially offset by lower incentive bonus accruals.
Depreciation and Amortization
Consolidated Depreciation and amortization was $206.5 million in 2017 compared to $208.3 million in 2016, a decrease of $1.8 million, or 1%. The changes in depreciation and amortization are discussed further at the segment level below.
The following table sets forth depreciation and amortization by segment for the periods presented (in millions):

	Year ended December 31,
	2017	2016
Software Solutions	$98.9	$106.2
Data and Analytics	15.1	8.8
Corporate and Other (1)	92.5	93.3
Total	$206.5	$208.3
_______________________________________________________

(1)
Depreciation and amortization for Corporate and Other primarily represents net incremental depreciation and amortization adjustments associated with the application of purchase accounting recorded in accordance with GAAP.

Software Solutions
Depreciation and amortization was $98.9 million in 2017 compared to $106.2 million in 2016, a decrease of $7.3 million, or 7%. The decrease is primarily due to lower deferred contract costs amortization and software amortization.
Data and Analytics
Depreciation and amortization was $15.1 million in 2017 compared to $8.8 million in 2016, an increase of $6.3 million, or 72%. The increase is primarily due to increased depreciation from both computer hardware and new software development.
Transition and Integration Costs
Consolidated Transition and integration costs were $13.1 million in 2017 compared to $2.3 million in 2016, an increase of $10.8 million. Transition and integration costs in 2017 primarily represent legal and professional fees related to the Distribution and transition-related costs as we transfer certain corporate functions from FNF. Transition and integration costs in 2016 represent costs associated with the eLynx and Motivity acquisitions and professional services related to the distribution of FNF's ownership interest in Black Knight.
Operating Income (Loss)
Consolidated Operating income was $262.5 million in 2017 compared to $232.8 million in 2016, an increase of $29.7 million, or 13%. The change in operating income (loss) is discussed further at the segment level below.

The following table sets forth operating income (loss) by segment for the periods presented (in millions):

	Year ended December 31,
	2017	2016
Software Solutions	$424.1	$381.6
Data and Analytics	16.8	17.7
Corporate and Other	(178.4)	(166.5)
Total	$262.5	$232.8
Software Solutions
Operating income was $424.1 million in 2017 compared to $381.6 million in 2016, an increase of $42.5 million, or 11%. Operating margin was 47.4% in 2017 compared to 44.6% in 2016. The increase in operating income is primarily due to revenue growth within servicing software and lower depreciation and amortization.
Data and Analytics
Operating income was $16.8 million in 2017 compared to $17.7 million in 2016, a decrease of $0.9 million. Operating margin was 10.4% in 2017 compared to 10.0% in 2016. The decrease in operating income is primarily due to incremental revenues excluding the Property Insight realignment, offset by higher depreciation and amortization and the effect of expenses associated with the data hub.
Corporate and Other
Operating loss was $178.4 million in 2017 compared to $166.5 million in 2016, an increase of $11.9 million, or 7%. The increase was primarily driven by higher equity-based compensation and legal and professional fees related to the Distribution, partially offset by lower incentive bonus accruals.
Interest Expense, Net
Consolidated Interest expense, net was $57.5 million in 2017 compared to $67.6 million in 2016, a decrease of $10.1 million, or 15%. The decrease is driven by interest savings from the Term B Loan repricing and debt refinancing.
Other Expense, Net
Consolidated Other expense, net was $12.6 million in 2017 compared to $6.4 million in 2016. The 2017 amount primarily includes the Senior Notes redemption, Term A Loan and Revolving Credit Facility refinancing and the Term B Loan repricing. The 2016 amount primarily includes legal fees associated with litigation matters.
Income Tax (Benefit) Expense
Consolidated Income tax (benefit) expense was $(61.8) million in 2017 compared to $25.8 million in 2016. Our effective tax rate was (32.1)% in 2017 compared to 16.2% in 2016. The change is primarily due to an adjustment of $110.9 million related to the revaluation of our net deferred income tax liability as a result of the Tax Reform Act. The effect of this adjustment on our 2017 effective tax rate was (57.6)%, partially offset by a higher effective tax for the period subsequent to the Distribution as we no longer have any noncontrolling interests.
Adjusted Revenues
Consolidated Adjusted Revenues were $1,056.1 million in 2017 compared to $1,033.3 million in 2016, an increase of $22.8 million, or 2%. The increase was driven by higher loan volumes on our core servicing software solution, price increases, higher transactional volumes and the eLynx and Motivity acquisitions, partially offset by the effect of the Property Insight realignment and lower Exchange volumes as a result of a decline in refinancing originations.
Adjusted EBITDA and Adjusted EBITDA Margin
Consolidated Adjusted EBITDA was $505.8 million in 2017 compared to $463.1 million in 2016, an increase of $42.7 million, or 9%. The changes in Adjusted EBITDA are discussed further at the segment level below.
Consolidated Adjusted EBITDA Margin was 47.9% in 2017 compared to 44.8% in 2016, an increase of 310 basis points. The changes in Adjusted EBITDA Margin are discussed further at the segment level below.

The following tables set forth Adjusted EBITDA (in millions) and Adjusted EBITDA Margin by segment for the periods presented:

	Year ended December 31,
	2017	2016
Software Solutions	$523.0	$487.8
Data and Analytics	31.9	26.5
Corporate and Other	(49.1)	(51.2)
Total	$505.8	$463.1

	Year ended December 31,
	2017	2016
Software Solutions	58.5%	57.0%
Data and Analytics	19.7%	14.9%
Corporate and Other	N/A	N/A
Total	47.9%	44.8%
Software Solutions
Adjusted EBITDA was $523.0 million in 2017 compared to $487.8 million in 2016, an increase of $35.2 million, or 7%, with an Adjusted EBITDA Margin of 58.5%, an increase of 150 basis points from the prior year. The Adjusted EBITDA Margin increase was primarily driven by incremental margins on revenue growth.
Data and Analytics
Adjusted EBITDA was $31.9 million in 2017 compared to $26.5 million in 2016, an increase of $5.4 million, or 20%, with an Adjusted EBITDA Margin of 19.7% in 2017 compared to 14.9% in 2016, an increase of 480 basis points from the prior year. The Adjusted EBITDA Margin increase was primarily due to the effect of the Property Insight realignment and incremental revenue growth, partially offset by costs associated with the data hub.
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Revenues
Consolidated Revenues were $1,026.0 million in 2016 compared to $930.7 million in 2015, an increase of $95.3 million, or 10%. The change in revenues is discussed further at the segment level below.
The following table sets forth revenues by segment for the periods presented (in millions):

	Year ended December 31,
	2016	2015
Software Solutions	$855.8	$765.8
Data and Analytics	177.5	174.3
Corporate and Other	(7.3)	(9.4)
Total	$1,026.0	$930.7
Software Solutions
Revenues were $855.8 million in 2016 compared to $765.8 million in 2015, an increase of $90.0 million, or 12%. Our servicing software business contributed $48.3 million of this increase, primarily driven by higher average loan volumes on our core servicing software solution, which increased 5.4% to 31.9 million average loans, price increases and new client wins. Our origination software business contributed $41.7 million of this increase, primarily driven by prior year client implementations, higher transaction volumes on the Exchange and revenues attributable to eLynx, partially offset by lower net professional services revenue.
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
The following table sets forth operating expenses by segment for the periods presented (in millions):

	Year ended December 31,
	2016	2015
Software Solutions	$368.0	$341.4
Data and Analytics	151.0	145.5
Corporate and Other	63.6	51.3
Total	$582.6	$538.2
Software Solutions
Operating expenses were $368.0 million in 2016 compared to $341.4 million in 2015, an increase of $26.6 million, or 8%. In our origination software business, the increase was primarily driven by the addition of eLynx and lower capitalized software development and deferred implementation costs. Our servicing software business experienced a decrease in operating expenses, primarily driven by lower personnel costs.
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
Depreciation and Amortization
Consolidated Depreciation and amortization was $208.3 million in 2016 compared to $194.3 million in 2015, an increase of $14.0 million, or 7%. The changes in depreciation and amortization are discussed further at the segment level below.
The following table sets forth depreciation and amortization by segment for the periods presented (in millions):

	Year ended December 31,
	2016	2015
Software Solutions	$106.2	$93.3
Data and Analytics	8.8	7.2
Corporate and Other	93.3	93.8
Total	$208.3	$194.3
Software Solutions
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
Transition and Integration Costs
Consolidated Transition and integration costs were $2.3 million in 2016 compared to $8.0 million in 2015, a decrease of $5.7 million. Transition and integration costs for the year ended December 31, 2016 primarily represent costs associated with the eLynx and Motivity acquisitions and professional services related to the distribution of FNF's ownership interest in Black Knight.

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
The following table sets forth operating income (loss) by segment for the periods presented (in millions):

	Year ended December 31,
	2016	2015
Software Solutions	$381.6	$331.1
Data and Analytics	17.7	21.6
Corporate and Other	(166.5)	(162.5)
Total	$232.8	$190.2
Software Solutions
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
Other Expense, Net
Consolidated Other expense, net was $6.4 million in 2016 compared to $4.6 million in 2015, an increase of $1.8 million, or 39%. The increase is primarily driven by legal fees associated with litigation matters.
Income Tax Expense
Consolidated Income tax expense was $25.8 million in 2016 compared to $13.4 million in 2015, an increase of $12.4 million, or 93%. Our effective tax rate was 16.2% in 2016 compared to 14.0% in 2015. These rates are lower than the typical federal and state statutory rate because of the effect of our noncontrolling interests.
Adjusted Revenues
Consolidated Adjusted Revenues were $1,033.3 million in 2016 compared to $940.3 million in 2015, an increase of $93.0 million, or 10%. The increase was driven by higher loan volumes on our core servicing software solution, price increases, new client wins, higher transactional volumes and the eLynx and Motivity acquisitions, partially offset by lower net professional services revenue and upfront revenues from long-term strategic license deals.
Adjusted EBITDA and Adjusted EBITDA Margin
Consolidated Adjusted EBITDA was $463.1 million in 2016 compared to $413.5 million in 2015, an increase of $49.6 million, or 12%. The changes in Adjusted EBITDA are discussed further at the segment level below.

Consolidated Adjusted EBITDA Margin was 44.8% in 2016 compared to 44.0% in 2015, an increase of 80 basis points. The changes in Adjusted EBITDA Margin are discussed further at the segment level below.
The following tables set forth Adjusted EBITDA (in millions) and Adjusted EBITDA Margin by segment for the periods presented:

	Year ended December 31,
	2016	2015
Software Solutions	$487.8	$424.4
Data and Analytics	26.5	28.8
Corporate and Other	(51.2)	(39.7)
Total	$463.1	$413.5

	Year ended December 31,
	2016	2015
Software Solutions	57.0%	55.4%
Data and Analytics	14.9%	16.5%
Corporate and Other	N/A	N/A
Total	44.8%	44.0%
Software Solutions
Adjusted EBITDA was $487.8 million in 2016 compared to $424.4 million in 2015, an increase of $63.4 million, or 15%, with an Adjusted EBITDA Margin of 57.0%, an increase of 160 basis points from the prior year. The increase was primarily driven by incremental margins on revenue growth and the benefit of prior year cost actions.
Data and Analytics
Adjusted EBITDA was $26.5 million in 2016 compared to $28.8 million in 2015, with an Adjusted EBITDA Margin of 14.9% compared to 16.5% in 2015. The decrease was primarily driven by higher data-related costs and lower upfront revenues from long-term strategic licensing deals, which were partially offset by reductions in other operating expenses, primarily lower personnel costs.
Liquidity and Capital Resources
Cash Requirements
Our primary sources of liquidity are our existing cash balances, cash flows from operations and borrowings on our Revolving Credit Facility.
Our primary cash requirements include operating expenses, debt service payments (principal and interest), capital expenditures (including property, equipment and computer software expenditures), and income tax payments and may include share repurchases, business acquisitions and/or dividends. Our cash requirements may also include tax distributions to former holders of BKFS LLC Units for any tax distribution adjustments as a result of the final partnership return relating to the period before the Distribution, the timing and amount of which will be dependent upon the taxable income allocable to such former holders. BKFS LLC made tax distributions of $75.3 million during the year ended December 31, 2017 for the 2016 tax year and 2017 tax year relating to the period before the Distribution.
As of December 31, 2017, we had cash and cash equivalents of $16.2 million and debt of $1,449.3 million, excluding debt issuance costs and original issue discount. We believe that our cash flows from operations and available cash and cash equivalents are sufficient to meet our liquidity needs, including the repayment of our outstanding debt, for at least the next 12 months. We anticipate that to the extent that we require additional liquidity, it will be funded through borrowings on our Revolving Credit Facility, the incurrence of other indebtedness, equity issuance or a combination thereof. We cannot be assured that we will be able to obtain this additional liquidity on reasonable terms, or at all. The loss of the largest lender on our Revolving Credit Facility would reduce our borrowing capacity by $41.3 million. Additionally, our liquidity and our ability to meet our obligations and fund our capital requirements are also dependent on our future financial performance, which is subject to general economic, financial and other factors that are beyond our control. Accordingly, we cannot be assured that our business will generate sufficient cash flows from operations or that future borrowings will be available from additional indebtedness or otherwise to meet our liquidity needs. Although we have no specific current plans to do so, if we decide to pursue one or more significant acquisitions, we may incur additional debt or sell additional equity to finance such acquisitions.

Cash Flows
The following table provides a summary of cash flows from operating, investing and financing activities for the periods presented (in millions):

	Year ended December 31,
	2017	2016	2015
Cash flows provided by operating activities	$351.1	$325.7	$248.2
Cash flows used in investing activities	(84.7)	(230.2)	(102.5)
Cash flows used in financing activities	(384.1)	(147.6)	(21.6)
Net (decrease) increase in cash and cash equivalents	$(117.7)	$(52.1)	$124.1
Operating Activities
Cash provided by operating activities was $351.1 million, $325.7 million and $248.2 million in 2017, 2016 and 2015, respectively. The increase in cash provided by operating activities in 2017 compared to 2016 is primarily related to increased earnings excluding the effect of the Tax Reform Act, partially offset by the increase in working capital. The increase in cash provided by operating activities in 2016 compared to 2015 is primarily related to increased earnings.
Investing Activities
Cash used in investing activities was $84.7 million, $230.2 million and $102.5 million in 2017, 2016 and 2015, respectively. The decrease in cash used in investing activities in 2017 compared to 2016 is primarily related to the eLynx and Motivity acquisitions in 2016. The increase in cash used in investing activities in 2016 compared to 2015 is primarily related to the eLynx and Motivity acquisitions that were partially offset by lower capital expenditures in 2016 and a one-time investment in our property records database from the buyout of a strategic data partner in 2015.
Financing Activities
Cash used in financing activities was $384.1 million, $147.6 million and $21.6 million in 2017, 2016 and 2015, respectively. In 2017, we had cash outflows related to the Senior Notes redemption and related redemption fee of $408.8 million, debt service payments of $214.8 million, purchases of treasury stock of $136.7 million, tax distributions to BKFS LLC members of $75.3 million, capital lease payments of $13.8 million, debt issuance costs of $8.6 million and tax withholding payments for restricted share vesting of $6.1 million, partially offset by cash inflows of $480.0 million in borrowings. In 2016, we had cash outflows related to debt service payments of $149.0 million, tax distributions to BKFS LLC members of $48.6 million and capital lease payments of $5.0 million, partially offset by cash inflows of $55.0 million in borrowings. In 2015, we had cash inflows of $1,299.0 million in borrowings, net of original issue discount, and $479.3 million in gross proceeds from the IPO. These were offset by cash outflows of $1,745.9 million in debt service payments, $20.6 million in debt issuance costs, $17.3 million to the THL Intermediaries, as described in Note 1 to the Notes to Consolidated Financial Statements, in connection with their merger with and into us in connection with the IPO, $11.8 million in call premium on the partial redemption of the Senior Notes, $4.2 million in costs attributable to the IPO and a $0.1 million distribution to members for income taxes.
Financing
For a description of our financing arrangements, see Note 11 to the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report, which is incorporated by reference into this Part II Item 7.
Contractual Obligations
Our long-term contractual obligations generally include our debt and related interest payments, data processing and maintenance commitments and operating lease payments on certain of our property and equipment.

As of December 31, 2017, our required annual payments relating to these contractual obligations were as follows (in millions):

		Payments due by period
	Total	2018	2019-2020	2021-2022	Thereafter
Long-term debt	$1,449.3	$55.5	$188.3	$1,205.5	$—
Interest on long-term debt (1)	188.6	46.9	91.5	50.2	—
Data processing and maintenance commitments	42.5	27.8	12.3	2.4	—
Operating lease payments	30.3	9.9	15.3	4.6	0.5
Other (2)	5.0	1.2	2.4	1.4	—
Total	$1,715.7	$141.3	$309.8	$1,264.1	$0.5
_______________

(1)
These calculations include the effect of our interest rate swaps and assume that (a) applicable margins remain constant; (b) the Term A Loan, Term B Loan and Revolving Credit Facility variable rate debt is priced at the one-month LIBOR rate in effect as of December 31, 2017; (c) only mandatory debt repayments are made; and (d) no refinancing occurs at debt maturity.

(2)	Other includes commitment fees on our Revolving Credit Facility and rating agency fees.
Share Repurchase Program
During the year ended December 31, 2017, we repurchased approximately 1.2 million shares of BKFS Class A common stock and 2.0 million shares of Black Knight, Inc. common stock for an aggregate purchase price of $136.7 million, or an average of $42.87 per share. As of December 31, 2017, we had approximately 6.8 million shares remaining under our share repurchase authorization.
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
Capital Stock Transactions
On May 26, 2015, we completed the IPO of 18,000,000 shares of BKFS Class A common stock at an offering price of $24.50 per share. We granted the underwriters a 30-day option to purchase an additional 2,700,000 shares of BKFS Class A common stock at the offering price, which was exercised in full. A total of 20,700,000 shares of Class A common stock were issued on May 26, 2015, with net proceeds of $475.1 million, after deducting $32.1 million for the underwriters' discount and IPO-related expenses. See Note 1 to the Notes to Consolidated Financial Statements for a more detailed discussion of the IPO.
Off-Balance Sheet Arrangements
We do not have any material off-balance sheet arrangements other than operating leases and interest rate swaps.
Recent Accounting Pronouncements
See Note 2 to the Notes to Consolidated Financial Statements for a description of recent accounting pronouncements.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk
In the normal course of business, we are routinely subject to a variety of risks, as described in Item 1A. Risk Factors of Part I of this Annual Report on Form 10-K and in our other filings with the SEC.
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

Interest Rate Risk
In addition to existing cash balances and cash provided by operating activities, we use variable rate debt to finance our operations. We are exposed to interest rate risk on these debt obligations and related interest rate swaps. We had $1,449.3 million in long-term debt principal outstanding as of December 31, 2017, all of which is variable rate debt.
The credit facilities as described in Note 11 to the Notes to Consolidated Financial Statements represent all of our long-term debt obligations as of December 31, 2017. We performed a sensitivity analysis on the principal amount of debt as of December 31, 2017. This sensitivity analysis is based on the principal amount of our debt as of December 31, 2017, as well as the effect of our interest rate swaps. Further, in this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. An increase of 100 basis points in the applicable interest rate would cause an increase in interest expense of $14.5 million on an annual basis ($6.5 million including the effect of our current interest rate swaps). A decrease of 100 basis points in the applicable rate would cause a decrease in interest expense of $14.0 million on an annual basis ($6.0 million including the effect of our current interest rate swaps) as the 1-month LIBOR rate was 1.63% as of December 31, 2017.
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
The Swap Agreements were designated as cash flow hedging instruments. A portion of the amount included in Accumulated other comprehensive (loss) earnings is reclassified into Interest expense as a yield adjustment as interest payments are made on the hedged debt. In accordance with the authoritative guidance for fair value measurements, the inputs used to determine the estimated fair value of our interest rate swaps are level 2 inputs. We considered our own credit risk and the credit risk of the counterparties when determining the fair value of our Swap Agreements.

Item 8.	Financial Statements and Supplementary Data
BLACK KNIGHT, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To Shareholders and Board of Directors
Black Knight, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Black Knight, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of earnings and comprehensive earnings, equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements), and our report dated February 23, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Jacksonville, Florida
February 23, 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Black Knight, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Black Knight, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of earnings and comprehensive earnings, equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Fidelity National Financial, Inc. Distribution
As discussed in Note 1 to the consolidated financial statements on September 29, 2017, Fidelity National Financial, Inc. completed its distribution of the Company.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2007.
Jacksonville, Florida
February 23, 2018

BLACK KNIGHT, INC.
Consolidated Balance Sheets
(In millions, except share data)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$16.2	$133.9
Trade receivables, net	201.8	155.8
Prepaid expenses and other current assets	44.6	45.4
Receivables from related parties	18.1	4.1
Total current assets	280.7	339.2
Property and equipment, net	179.9	173.0
Computer software, net	416.8	450.0
Other intangible assets, net	231.6	299.5
Goodwill	2,306.8	2,303.8
Other non-current assets	240.1	196.5
Total assets	$3,655.9	$3,762.0
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable and other accrued liabilities	$65.0	$55.2
Accrued compensation and benefits	51.9	61.1
Current portion of long-term debt	55.1	63.4
Deferred revenues	59.6	47.4
Total current liabilities	231.6	227.1
Deferred revenues	100.7	77.3
Deferred income taxes, net	224.6	7.9
Long-term debt, net of current portion	1,379.0	1,506.8
Other non-current liabilities	11.2	3.5
Total liabilities	1,947.1	1,822.6
Commitments and contingencies (Note 12)
Equity:
Black Knight, Inc. common stock; $0.0001 par value; 550,000,000 shares authorized; 153,430,030 shares issued and 151,430,030 shares outstanding as of December 31, 2017	—	—
Black Knight, Inc. preferred stock; $0.0001 par value; 25,000,000 shares authorized; issued and outstanding, none as of December 31, 2017	—	—
Black Knight Financial Services, Inc. Class A common stock; $0.0001 par value; 350,000,000 shares authorized, 69,091,008 shares issued and outstanding as of December 31, 2016	—	—
Black Knight Financial Services, Inc. Class B common stock; $0.0001 par value; 200,000,000 shares authorized, 84,826,282 shares issued and outstanding as of December 31, 2016	—	—
Black Knight Financial Services, Inc. preferred stock; $0.0001 par value; 25,000,000 shares authorized; issued and outstanding, none as of December 31, 2016	—	—
Additional paid-in capital	1,593.6	810.8
Retained earnings	201.4	65.7
Accumulated other comprehensive earnings (loss)	3.9	(0.8)
Treasury stock, 2,000,000 and 0 shares as of December 31, 2017 and 2016, respectively, at cost	(90.1)	—
Total shareholders' equity	1,708.8	875.7
Noncontrolling interests	—	1,063.7
Total equity	1,708.8	1,939.4
Total liabilities and equity	$3,655.9	$3,762.0
See Notes to Consolidated Financial Statements.

BLACK KNIGHT, INC.
Consolidated Statements of Earnings and Comprehensive Earnings
(In millions, except per share data)

	Year ended December 31,
	2017	2016	2015
Revenues	$1,051.6	$1,026.0	$930.7
Expenses:
Operating expenses	569.5	582.6	538.2
Depreciation and amortization	206.5	208.3	194.3
Transition and integration costs	13.1	2.3	8.0
Total expenses	789.1	793.2	740.5
Operating income	262.5	232.8	190.2
Other income and expense:
Interest expense	(57.5)	(67.6)	(89.8)
Other expense, net	(12.6)	(6.4)	(4.6)
Total other expense, net	(70.1)	(74.0)	(94.4)
Earnings before income taxes	192.4	158.8	95.8
Income tax (benefit) expense	(61.8)	25.8	13.4
Net earnings	254.2	133.0	82.4
Less: Net earnings attributable to noncontrolling interests	71.9	87.2	62.4
Net earnings attributable to Black Knight	$182.3	$45.8	$20.0
Other comprehensive earnings (loss):
Unrealized holding gains (losses), net of tax	3.7	(1.1)	—
Reclassification adjustments for losses included in net earnings, net of tax (1)	0.4	0.5	—
Total unrealized gains (losses) on interest rate swaps, net of tax (2)	4.1	(0.6)	—
Foreign currency translation adjustment	—	(0.1)	(0.1)
Other comprehensive earnings (loss)	4.1	(0.7)	(0.1)
Comprehensive earnings attributable to noncontrolling interests	74.1	86.0	62.4
Comprehensive earnings	$260.5	$131.1	$82.3

	Year Ended December 31,		May 26, 2015 through December 31, 2015
	2017	2016
Net earnings per share attributable to Black Knight common shareholders:
Basic	$2.06	$0.69	$0.31
Diluted	$1.47	$0.67	$0.29
Weighted average shares of common stock outstanding (see Note 4):
Basic	88.7	65.9	64.4
Diluted	152.4	67.9	67.9
______________________________

(1)
Amounts reclassified to net earnings relate to losses on interest rate swaps and are included in Interest expense on the Consolidated Statements of Earnings and Comprehensive Earnings. Amount is net of income tax expense of $0.3 million for the years ended December 31, 2017 and 2016.

(2)	Net of income tax expense (benefit) of $2.4 million and $(0.4) million for the years ended December 31, 2017 and 2016, respectively.
See Notes to Consolidated Financial Statements.

BLACK KNIGHT, INC.
Consolidated Statements of Equity
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

See Notes to Consolidated Financial Statements.

BLACK KNIGHT, INC.
Consolidated Statements of Equity - (Continued)
(In millions)

	Black Knight Financial Services, Inc.				Black Knight, Inc.
	Class A common stock		Class B common stock		Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) earnings	Treasury stock
	Shares	$	Shares	$	Shares	$				Shares	$	Noncontrolling interests	Total equity
Balance, December 31, 2016	69.1	$—	84.8	$—	—	$—	$810.8	$65.7	$(0.8)	—	$—	$1,063.7	$1,939.4
Issuance of restricted shares of Class A common stock	1.0	—	—	—	—	—	—	—	—	—	—	—	—
Forfeitures of restricted shares of Class A common stock	(0.1)	—	—	—	—	—	—	—	—	—	—	—	—
Exchange of Class B common stock for Class A common stock	0.2	—	(0.2)	—	—	—	—	—	—	—	—	—	—
Tax withholding payments for restricted share vesting	(0.1)	—	—	—	(0.1)	—	(6.1)	—	—	—	—	—	(6.1)
Purchases of treasury stock	—	—	—	—	—	—	—	—	—	3.2	(136.7)	—	(136.7)
Equity-based compensation expense	—	—	—	—	—	—	18.7	—	—	—	—	—	18.7
Net earnings	—	—	—	—	—	—	—	182.3	—	—	—	71.9	254.2
Unrealized gains on interest rate swaps, net	—	—	—	—	—	—	—	—	4.1	—	—	2.2	6.3
Tax distributions to members	—	—	—	—	—	—	—	—	—	—	—	(75.3)	(75.3)
Distribution of FNF's ownership interest and related transactions	(70.1)	—	(84.6)	—	153.5	—	770.2	(46.6)	0.6	(1.2)	46.6	(1,062.5)	(291.7)
Balance, December 31, 2017	—	$—	—	$—	153.4	$—	$1,593.6	$201.4	$3.9	2.0	$(90.1)	$—	$1,708.8

See Notes to Consolidated Financial Statements.

BLACK KNIGHT, INC.
Consolidated Statements of Cash Flows
(In millions)

	Year ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net earnings	$254.2	$133.0	$82.4
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	206.5	208.3	194.3
Amortization of debt issuance costs, bond premium and original issue discount	3.5	2.7	0.8
Loss on extinguishment of debt, net	12.6	—	4.8
Deferred income taxes, net	(78.4)	3.2	11.8
Equity-based compensation	18.9	12.4	11.4
Changes in assets and liabilities:
Trade and other receivables, including receivables from related parties	(52.5)	(6.4)	(20.9)
Prepaid expenses and other assets	1.7	(11.2)	(6.4)
Deferred contract costs	(48.5)	(51.9)	(54.9)
Deferred revenues	35.6	26.2	32.6
Trade accounts payable and other accrued liabilities, including accrued compensation and benefits	(2.5)	9.4	(7.7)
Net cash provided by operating activities	351.1	325.7	248.2
Cash flows from investing activities:
Additions to property and equipment	(27.4)	(38.1)	(45.6)
Additions to computer software	(53.3)	(41.9)	(50.1)
Business acquisitions, net of cash acquired	—	(150.2)	—
Investment in property records database	—	—	(6.8)
Other investing activities	(4.0)	—	—
Net cash used in investing activities	(84.7)	(230.2)	(102.5)
Cash flows from financing activities:
Borrowings, net of original issue discount	480.0	55.0	1,299.0
Senior Notes redemption	(390.0)	—	—
Senior Notes redemption fee	(18.8)	—	—
Debt service payments	(214.8)	(149.0)	(1,745.9)
Purchases of treasury stock	(136.7)	—	—
Distributions to members	(75.3)	(48.6)	(17.4)
Capital lease payments	(13.8)	(5.0)	—
Tax withholding payments for restricted share vesting	(6.1)	—	—
Proceeds from issuance of Class A common stock, before offering expenses	—	—	479.3
Costs directly associated with issuance of Class A common stock	—	—	(4.2)
Debt issuance costs	(8.6)	—	(20.6)
Senior notes call premium	—	—	(11.8)
Net cash used in financing activities	(384.1)	(147.6)	(21.6)
Net (decrease) increase in cash and cash equivalents	(117.7)	(52.1)	124.1
Cash and cash equivalents, beginning of period	133.9	186.0	61.9
Cash and cash equivalents, end of period	$16.2	$133.9	$186.0
Supplemental cash flow information:
Interest paid	$(56.7)	$(60.2)	$(89.2)
Income taxes (paid) refunded, net	$(15.7)	$(21.9)	$0.2

See Notes to Consolidated Financial Statements.

BLACK KNIGHT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Except as otherwise indicated or unless the context otherwise requires, all references to "Black Knight," the "Company," "BKFS," "we," "us" or "our" (1) prior to the Distribution (as defined in Note 1 — Basis of Presentation), are to Black Knight Financial Services, Inc., a Delaware corporation, and its subsidiaries ("BKFS") and (2) after the Distribution, are to Black Knight, Inc., a Delaware corporation, and its subsidiaries.

(1)	Basis of Presentation
The accompanying audited Consolidated Financial Statements were prepared in accordance with U.S. generally accepted accounting principles ("GAAP"), and all adjustments considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated.
As a result of the Distribution and the THL Interest Exchange on September 29, 2017 (each as defined below), Black Knight, Inc. became the new public company and owns 100% of BKFS; therefore, there are no longer any noncontrolling interests of BKFS as of September 30, 2017. There was no change to our underlying business and, for this reason, there was no change in reporting entity in accordance with GAAP.
The periods presented represent the consolidated financial position, results of operations and cash flows of (1) Black Knight, Inc., for the period from September 30, 2017, the day subsequent to the Distribution, through December 31, 2017, (2) BKFS, for the period from May 26, 2015, the date we completed our initial public offering (the "IPO"), through September 29, 2017, the date of the Distribution and (3) Black Knight Financial Services, LLC ("BKFS LLC"), for the period from January 1, 2015 through May 25, 2015, the day prior to the IPO.
Description of Business
We are a leading provider of software, data and analytics solutions to the mortgage and consumer loan, real estate and capital market verticals. Our solutions facilitate and automate many of the mission-critical business processes across the homeownership lifecycle, from origination until asset disposition. BKFS was incorporated in the State of Delaware on October 27, 2014 and Black Knight, Inc. was incorporated in the State of Delaware on February 3, 2017.
Reporting Segments
We conduct our operations through two reporting segments, (1) Software Solutions (formerly known as the Technology segment) and (2) Data and Analytics. See further discussion in Note 17—Segment Information.
Acquisition and Internal Reorganization by FNF and Other Transactions
On January 2, 2014, Fidelity National Financial, Inc. ("FNF") acquired Lender Processing Services, Inc. ("LPS") (the "Acquisition").
On January 3, 2014, LPS was converted into a Delaware limited liability company and was renamed Black Knight InfoServ, LLC ("BKIS"). Also on that date, BKIS distributed all of its limited liability company membership interests and equity interests in its subsidiaries engaged in the Transaction Services business to Black Knight Holdings, Inc. ("BKHI"). Following this distribution, BKHI contributed the Transaction Services subsidiaries to its wholly-owned subsidiary Black Knight Financial Services II, LLC, which has been renamed ServiceLink Holdings, LLC ("ServiceLink") and contributed BKIS to its subsidiary Black Knight Financial Services I, LLC, now known as BKFS LLC. Also on January 3, 2014, BKHI contributed its subsidiary, Fidelity National Commerce Velocity, LLC ("Commerce Velocity") to BKFS LLC, which then contributed Commerce Velocity to BKIS. In addition, BKIS sold its interest in National Title Insurance of New York, Inc. ("NTNY") to Chicago Title Insurance Company ("CTIC"), a wholly-owned subsidiary of FNF, on this date. All of these steps are referred to herein as the "Internal Reorganization."
Initial Public Offering
In connection with our IPO, which was completed on May 26, 2015, the following transactions occurred:

•
the amendment and restatement of our certificate of incorporation to authorize the issuance of two classes of common stock, Class A and Class B, which generally voted as a single class on all matters submitted for a vote to shareholders;

•
the issuance of shares of Class B common stock by BKFS to FNF and certain Thomas H. Lee Partners, L.P. ("THL") affiliates ("THL Affiliates"), former holders of membership interests in BKFS LLC ("Units"). BKFS Class B common stock was neither registered nor publicly traded and did not entitle the holders thereof to any of the economic rights, including rights to dividends and distributions upon liquidation, that would have been provided to holders of BKFS Class A common stock; and the total voting power of the BKFS Class B common stock was equal to the percentage of Units not held by us;

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

•
the issuance of shares of BKFS Class A common stock and a $17.3 million cash payment to certain THL Affiliates, in connection with the merger of certain THL affiliated entities (the "THL Intermediaries") with and into us, pursuant to which we acquired the Units held by the THL Intermediaries;

•	the issuance of shares of Class A common stock by BKFS to the investors in the IPO;

•	our contribution of the net cash proceeds received in the IPO to BKFS LLC in exchange for 44.5% of the Units and a managing member's membership interest in BKFS LLC;

•	the conversion of all outstanding equity incentive awards in the form of profits interests in BKFS LLC into restricted shares of BKFS Class A common stock; and

•
the restatement of the limited liability company agreement ("LLC Agreement") to provide for the governance and control of BKFS LLC by BKFS as its managing member and to establish the terms upon which other holders of Units may exchange their Units, and a corresponding number of shares of BKFS Class B common stock for, at our option, shares of BKFS Class A common stock on a one-for-one basis or a cash payment from BKFS LLC.

We refer to the above transactions collectively as the "Offering Reorganization."
The IPO included 18,000,000 shares of BKFS Class A common stock, par value $0.0001 per share ("Class A common stock"), at an offering price of $24.50 per share. We granted the underwriters a 30-day option to purchase an additional 2,700,000 shares of BKFS Class A common stock at the offering price, which was exercised in full. A total of 20,700,000 shares of BKFS Class A common stock were issued, with net proceeds of $475.1 million, after deducting $32.1 million for the underwriters' discount and IPO-related expenses.
The use of the proceeds from the IPO was as follows (in millions):

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
As a result of the organizational transactions and IPO described above, we owned 44.5% of the Units of BKFS LLC; BKHI, CTIC and Fidelity National Title Insurance Company, all subsidiaries of FNF, collectively owned 54.5% of the Units; and THL and THL Affiliates owned 1.0% of the Units immediately following the IPO.
Distribution of FNF's Ownership Interest and Related Transactions
On September 29, 2017, we completed a tax-free plan whereby FNF distributed all 83.3 million shares of BKFS common stock that it owned to FNF Group shareholders through a series of transactions (the "Distribution"). The Distribution was consummated through four newly-formed corporations, New BKH Corp. ("New BKH"), Black Knight, Inc. (formerly known as Black Knight Holdco Corp.), New BKH Merger Sub, Inc. ("Merger Sub One") and BKFS Merger Sub, Inc. ("Merger Sub Two"), as follows:

•
BKHI, a wholly-owned subsidiary of FNF, contributed all of its 83.3 million shares of BKFS Class B common stock and all of its units of BKFS LLC to New BKH in exchange for 100% of the shares of New BKH common stock;

•	Following which BKHI converted into a limited liability company and distributed to FNF all of the shares of New BKH common stock held by BKHI;

•	Immediately thereafter, FNF distributed the shares of New BKH common stock to the holders of FNF Group common stock on a pro-rata basis (the "Spin-off");

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

•	Black Knight, Inc. is the public company following the completion of the Distribution.
Shares of Black Knight, Inc. common stock are listed on the New York Stock Exchange under the trading symbol “BKI”, and began trading on October 2, 2017. Under the organizational documents of Black Knight, Inc., the rights of the holders of shares of Black Knight, Inc. common stock are substantially the same as the rights of former holders of BKFS Class A common stock.
On June 8, 2017, Black Knight, Inc., BKFS and certain affiliates of THL entered into an interest exchange agreement (the "THL Interest Exchange"). Immediately following the completion of the Distribution, affiliates of THL contributed to Black Knight, Inc. all of their BKFS Class B common stock and all of their BKFS LLC Units in exchange for a number of shares of Black Knight, Inc. common stock equal to the number of shares of BKFS Class B common stock contributed. Following the completion of the Distribution and the THL Interest Exchange, the shares of BKFS Class B common stock were canceled.
For additional details of the effects of the Distribution, the THL Interest Exchange and other related transactions, see "Share Repurchase Program" within this note, Note 2 — Significant Accounting Policies, Note 13 — Equity-Based Compensation, Note 14 — Employee Stock Purchase Plan and 401(k) Plan and Note 15 — Income Taxes.
Realignment of Property Insight
Effective January 1, 2017, Property Insight, LLC ("Property Insight"), an indirect subsidiary of Black Knight that provides information used by title insurance underwriters, title agents and closing attorneys to source and underwrite title insurance for real property sales and transfer, realigned its commercial relationship with FNF. In connection with the realignment, Property Insight employees responsible for title plant posting and maintenance were transferred to FNF. Under the new commercial arrangement, we continue to own the title plant technology and retain sales responsibility for third parties, other than FNF. As a result of the realignment, we no longer recognize revenues or expenses related to title plant posting and maintenance, but charge FNF a license fee for use of the technology to access and maintain the title plant data. This transaction did not result in any gain or loss.
Share Repurchase Program
On January 31, 2017, our board of directors approved a three-year share repurchase program, effective February 3, 2017, authorizing us to repurchase up to 10.0 million shares of BKFS Class A common stock from time to time through February 2, 2020, through open market purchases, negotiated transactions or other means, in accordance with applicable securities laws and other restrictions. In connection with the Distribution, our board of directors approved a share repurchase program authorizing the repurchase of shares of Black Knight, Inc. common stock consistent with the previous share repurchase program. The timing and volume of share repurchases will be determined by our management based on ongoing assessments of the capital needs of the business, the market price of our common stock and general market conditions.
During the year ended December 31, 2017, we repurchased approximately 1.2 million shares of BKFS Class A common stock and 2.0 million shares of Black Knight, Inc. common stock for an aggregate purchase price of $136.7 million, or an average of $42.87 per share. As of December 31, 2017, we had approximately 6.8 million shares remaining under our share repurchase authorization. Refer to Note 5 — Related Party Transactions for additional information related to the repurchase of shares of Black Knight, Inc. common stock.
On February 15, 2018, we repurchased 2.0 million shares of our common stock for $92.8 million, or at a price of $46.41 per share.

(2)	Significant Accounting Policies
The following describes our significant accounting policies that have been followed in preparing the accompanying Consolidated Financial Statements.

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Principles of Consolidation
Prior to the Distribution, BKFS LLC was subject to the consolidation guidance related to variable interest entities as set forth in Accounting Standards Codification ("ASC") Topic 810, Consolidation ("ASC 810"). As the sole managing member of BKFS LLC, we had the exclusive authority to manage, control and operate the business and affairs of BKFS LLC and its subsidiaries, pursuant to the terms of the LLC Agreement. Under the terms of the LLC Agreement, we were authorized to manage the business of BKFS LLC, including the authority to enter into contracts, manage bank accounts, hire employees and agents, incur and pay debts and expenses, merge or consolidate with other entities and pay taxes. Because we were the primary beneficiary through our sole managing member interest and possessed the rights established in the LLC Agreement, in accordance with the requirements of ASC 810, we controlled BKFS LLC and appropriately consolidated the operations thereof.
We account for noncontrolling interests in accordance with ASC 810. Noncontrolling interests represented BKHI and certain of its affiliates' and THL and THL Affiliates' share of net earnings or loss and of equity in BKFS LLC. BKFS Class A shareholders indirectly controlled BKFS LLC through our managing member interest. BKFS Class B shareholders had a noncontrolling interest in BKFS LLC. Their share of equity in BKFS LLC is reflected in Noncontrolling interests in our Consolidated Balance Sheets and their share of net earnings or loss in BKFS LLC is reported in Net earnings attributable to noncontrolling interests in our Consolidated Statements of Earnings and Comprehensive Earnings. Net earnings or loss attributable to noncontrolling interests do not include expenses incurred directly by us, including income tax (benefit) expense attributable to us.
All earnings prior to the closing of our IPO on May 26, 2015 have been disclosed as Net earnings attributable to noncontrolling interests.
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
Management Estimates
The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The accounting estimates that require our most significant, difficult and subjective judgments include the determination of elements and allocation of fair value of our revenue arrangements and the recoverability of other intangible assets and goodwill. Actual results that we experience could differ from our estimates.

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Cash and cash equivalents include the following (in millions):

	December 31,
	2017	2016
Unrestricted:
Cash	$13.1	$129.8
Cash equivalents	1.3	1.8
Total unrestricted cash and cash equivalents	14.4	131.6
Restricted cash equivalents (1)	1.8	2.3
Total cash and cash equivalents	$16.2	$133.9
_______________

(1)	Restricted cash equivalents relate to our subsidiary, I-Net Reinsurance Limited, and are held in trust until the final reinsurance policy is canceled.
Trade Receivables, Net
The carrying amounts reported in the Consolidated Balance Sheets for Trade receivables, net approximate their fair value because of their short-term nature.
A summary of Trade receivables, net of allowance for doubtful accounts, as of December 31, 2017 and 2016 is as follows (in millions):

	December 31,
	2017	2016
Trade receivables — billed	$159.6	$115.4
Trade receivables — unbilled	44.1	42.6
Total trade receivables	203.7	158.0
Allowance for doubtful accounts	(1.9)	(2.2)
Total trade receivables, net	$201.8	$155.8
In addition to the amounts above, we have unbilled receivables that we do not expect to collect within the next year included in Other non-current assets in our Consolidated Balance Sheets. Billings for these receivables are primarily based on contractual terms. Refer to Note 10 — Other Non-Current Assets.
The allowance for doubtful accounts represents management's estimate of those balances that are uncollectible as of the balance sheet date. We determine the allowance based on known troubled accounts, historical experience and other currently available evidence. We write off trade receivables when the likelihood of collection of a trade receivable balance is considered remote.
The rollforward of allowance for doubtful accounts for the years ended December 31, 2017, 2016 and 2015 is as follows (in millions):

	Beginning balance	Bad debt expense	Write-offs, net of recoveries	Transfers and acquisitions	Ending balance
Year ended December 31, 2015	$(1.6)	$(2.1)	$1.1	$0.1	$(2.5)
Year ended December 31, 2016	(2.5)	(0.6)	0.9	—	(2.2)
Year ended December 31, 2017	(2.2)	(0.8)	1.1	—	(1.9)

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consists of the following (in millions):

	December 31,
	2017	2016
Prepaid expenses	$36.1	$37.2
Other current assets	8.5	8.2
Prepaid expenses and other current assets	$44.6	$45.4
Property and Equipment, Net
Property and equipment, net is recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed primarily using the straight-line method based on the following estimated useful lives of the related assets: 30 years for buildings and 3 to 7 years for furniture, fixtures and computer equipment. Leasehold improvements are amortized using the straight-line method over the lesser of the initial term of the respective lease or the estimated useful life of such asset.
Computer Software, Net
Computer software, net includes the fair value of software acquired in business combinations, purchased software and internally developed software. Purchased software is recorded at cost and amortized using the straight-line method over its estimated useful life, ranging from 3 to 7 years. Software acquired in business combinations is recorded at its fair value and amortized using the straight-line or accelerated methods over its estimated useful life.
Internal development costs are accounted for in accordance with ASC Topic 985, Software, Subtopic 20, Costs of Software to Be Sold, Leased, or Otherwise Marketed, or ASC Topic 350, Intangibles - Goodwill and Other, Subtopic 40, Internal-Use Software. For computer software products to be sold, leased or otherwise marketed, all costs incurred to establish the technological feasibility are research and development costs and are expensed as they are incurred. Costs incurred subsequent to establishing technological feasibility, such as programmers salaries and related payroll costs and costs of independent contractors, are capitalized and amortized on a product-by-product basis commencing on the date of general release to customers. We do not capitalize any costs once the product is available for general release to customers. Amortization expense is recorded using straight-line or accelerated methods over the estimated software life, which generally ranges from 5 to 10 years. We also assess the recorded value for impairment on a regular basis by comparing the carrying value to the estimated future cash flows to be generated by the underlying software asset.
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
Our property records database, which is an intangible asset not subject to amortization, is included in Other non-current assets in our Consolidated Balance Sheets. Refer to Note 10 — Other Non-Current Assets.
Impairment Testing
Long-lived assets, including property and equipment, computer software and other intangible assets with definite useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. We did not have any events or circumstances indicating impairment of our long-lived assets for the years ended December 31, 2017, 2016 or 2015.

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Goodwill
Goodwill represents the excess of cost over the fair value of identifiable assets acquired and liabilities assumed in business combinations. Goodwill is not amortized and is tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to the carrying amount. In evaluating the recoverability of goodwill, we perform an annual goodwill impairment analysis based on a review of qualitative factors to determine if events and circumstances exist that lead to a determination that the fair value of each reporting unit is more likely than not greater than its carrying amount. We have three reporting units that carry goodwill as of December 31, 2017: Servicing Software, Origination Software and Data and Analytics. We completed our most recent annual goodwill impairment analysis as of September 30, 2017. We did not have any events or circumstances indicating impairment of our goodwill during the years ended December 31, 2017, 2016 and 2015.
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
Our deferred contract costs are included in Other non-current assets in our Consolidated Balance Sheets. Refer to Note 10 — Other Non-Current Assets. Amortization expense for deferred contract costs is included in Depreciation and amortization in the accompanying Consolidated Statements of Earnings and Comprehensive Earnings.
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
Deferred Compensation Plan
Prior to the Distribution, certain of our management level employees and directors participated in the FNF Deferred Compensation Plan (the "FNF Plan"). The FNF Plan permits participants to defer receipt of part of their current compensation. Participant benefits for the FNF Plan are provided by a funded rabbi trust. The compensation withheld from FNF Plan participants, together with investment income on the FNF Plan, was recorded as a deferred compensation obligation to participants. The underlying rabbi trust and the related liability was historically carried by FNF. As a result of the Distribution, the liability to Black Knight participants in the FNF Plan, as well as the related assets of the funded rabbi trust, were transferred to the newly-formed Black Knight Deferred Compensation Plan (the "Black Knight Plan") in a non-cash transaction. The terms of the Black Knight Plan are consistent with the terms of the former FNF Plan. As of December 31, 2017, the assets of the funded rabbi trust of $11.7 million are included in Other non-current assets, $10.8 million of the related liability is included in Other non-current liabilities and $1.2 million of the related liability is included in Trade accounts payable and other accrued liabilities on the Consolidated Balance Sheets.
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
We adopted Accounting Standards Update ("ASU") 2016-09, Compensation-Stock Compensation (Topic 718): Improvements

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

to Employee Share-Based Payment Accounting ("ASU 2016-09") on January 1, 2017. We no longer record excess tax benefits and certain tax deficiencies related to share-based awards in additional paid-in capital. Instead, income tax effects of awards are recorded in the income statement when the awards vest or are settled. In connection with this adoption, we also made a policy election to account for forfeitures as they occur. The adoption of this ASU did not have a material effect on our business, financial condition or our results of operations.
Earnings Per Share
Basic earnings per share is computed by dividing Net earnings attributable to Black Knight by the weighted average shares outstanding during the period. Diluted earnings per share is computed by dividing Net earnings attributable to Black Knight, adjusted as necessary for the effect of potentially dilutive securities, by the number of weighted-average shares outstanding during the period and the effect of securities that would have a dilutive effect on earnings per share. See Note 4—Earnings Per Share for a more detailed discussion.
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
Operating Expenses
Operating expenses include all costs, excluding depreciation and amortization, incurred by us to produce revenues. Operating expenses include personnel expense, employee benefits, occupancy costs, data processing costs, program design and development costs and professional services. Equity-based compensation is also included in Operating expenses within Corporate and Other in Note 17—Segment Information.
General and administrative expenses, which are primarily included in Operating expenses within Corporate and Other in Note 17—Segment Information, include personnel expense, employee benefits, occupancy and other costs associated with personnel

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

employed in marketing, human resources, legal, enterprise risk, finance and other support functions. General and administrative expenses also include certain professional and legal fees and costs of advertising and other marketing-related programs.
Depreciation and Amortization
Depreciation and amortization includes depreciation of property and equipment and amortization of computer software, deferred contract costs and other intangible assets. Depreciation and amortization on the Consolidated Statements of Earnings and Comprehensive Earnings include the following (in millions):

	Year ended December 31,
	2017	2016	2015
Property and equipment	$29.0	$28.4	$28.4
Computer software	84.0	78.0	70.3
Other intangible assets	67.8	76.4	86.4
Deferred contract costs	25.7	25.5	9.2
Total	$206.5	$208.3	$194.3
Deferred contract costs amortization for the years ended December 31, 2017 and 2016 includes accelerated amortization of $3.3 million and $4.1 million, respectively.
Transition and Integration Costs
Transition and integration costs for the year ended December 31, 2017 primarily represent legal and professional fees related to the Distribution and transition-related costs as we transfer certain corporate functions from FNF. Transition and integration costs for the year ended December 31, 2016 primarily represent acquisition-related costs. In 2015, Transition and integration costs represent costs related to the IPO, as well as member management fees, substantially all of which, were incurred prior to the completion of the IPO on May 26, 2015.
Interest Expense
Interest expense consists primarily of interest on our borrowings, a guarantee fee that we paid FNF for their ongoing guarantee of the Senior Notes prior to the Senior Notes Redemption (as defined in Note 11—Long Term Debt), amortization of our debt issuance costs, bond premium and original issue discount, payments on our interest rate swaps and commitment fees on our revolving credit facility.
Income Taxes
We are subject to income tax in the U.S. and certain state jurisdictions in which we operate and record the tax effects as a part of the tax accounting process of preparing the Consolidated Financial Statements. Our subsidiary in India is subject to income tax in India. The tax accounting process involves calculating actual current tax expense together with assessing basis differences resulting from differing recognition of items for income tax and accounting purposes. These differences result in current and deferred income tax assets and liabilities, which are included within the Consolidated Balance Sheets. We must then assess the likelihood that deferred income tax assets will be recovered from future taxable earnings and, to the extent we believe that recovery is not likely, establish a valuation allowance. We believe that based on our historical pattern of taxable earnings, projections of future earnings, tax planning strategies, reversing taxable timing differences and other relevant evidence, we will produce sufficient earnings in the future to realize recorded deferred income tax assets. To the extent we establish a valuation allowance or increase an allowance in a period, we would reflect the increase as expense within Income tax expense in the Consolidated Statements of Earnings and Comprehensive Earnings. Determination of income tax expense requires estimates and can involve complex issues that may require an extended period to resolve. Further, the estimated level of annual earnings before income tax can cause the overall effective income tax rate to vary from period to period. We believe our tax positions comply with applicable tax law, and we adequately provide for any known tax contingencies. Final determination of prior-year tax liabilities, either by settlement with tax authorities or expiration of statutes of limitations, could be materially different than estimates reflected in assets and liabilities and historical income tax expense. The outcome of these final determinations could have a material effect on our income tax expense, net earnings or cash flows in the period that determination is made.
For the period through May 25, 2015, the day prior to the IPO, BKFS LLC was treated as a partnership under applicable federal and state income tax laws. Corporate subsidiaries were subject to applicable U.S. federal, foreign and state taxation.
For periods after the IPO, Black Knight is treated as a corporation under applicable federal and state income tax laws. Following the Distribution and THL Interest Exchange, we no longer have any noncontrolling interests. Deferred tax assets and liabilities

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

are recognized for temporary differences between the financial reporting basis and the tax basis of the corporate subsidiaries' assets and liabilities and expected benefits of utilizing net operating loss carryforwards.
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
Recent Accounting Pronouncements
Revenue Recognition (ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"))
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which was codified as ASC 606. This ASU supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance. The guidance requires a five-step analysis of transactions to determine when and how revenue is recognized based upon the core principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendment also requires additional disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows arising from contracts with customers. The FASB has issued several additional ASUs since this time that add further clarification. Through ASC 340, Subtopic 40, Other Assets and Deferred Costs - Contracts with Customers, the topic also includes guidance on accounting for the incremental costs of obtaining and costs incurred to fulfill a contract with a customer. All of the new standards are effective for the Company on January 1, 2018.
In preparation for adoption of ASC 606, we formed a project team and engaged a third-party professional services firm to assist us with our evaluation. We applied an integrated approach to analyzing the effect of ASC 606 on our pattern of revenue recognition, including updating our accounting policies and practices, evaluating differences from applying the requirements of the new standard to our contracts and business practices and applying changes to our processes, accounting systems and design of internal controls. Based upon our assessment, we did not identify a material change to the pattern of revenue recognition related to revenue earned from the majority of our Software Solutions segment hosted software arrangements, Data and Analytics segment arrangements with transaction or volume-based fees or perpetual license arrangements in our Software Solutions and Data and Analytics segments. For contracts where the promised software license and ongoing services are not distinct from each other, the timing of revenue recognition will be over time, which is consistent with the treatment under the current revenue recognition standard. However, due to the complexity of certain of our contracts, including contracts for multiple products and services related to each of our segments, the final determination is dependent on contract-specific terms.
The primary effect of adopting the new standard relates to the timing of revenue recognition for professional services and certain distinct term license arrangements. We identified timing differences related to revenue recognition for distinct professional services performed during implementation of certain solutions within our origination software business, which will be recognized over the period the professional services are performed compared to deferred and recognized over the remaining contract term. Moreover, fees for certain post-implementation professional services related to minor customization of hosted software solutions, determined not to be distinct from the hosted software solutions, will be deferred and recognized over the remaining hosted software contract term compared to over the period the professional services are performed. Further, we identified timing differences related to recognizing the license portion of certain distinct term license arrangements within our Data and Analytics segment upon delivery compared to ratably over the license term.
In addition, based on our analysis of contract acquisition and fulfillment costs, we did not identify a material change to our current practice for capitalizing such costs; however, we will amortize certain capitalized contract costs over a longer time period for certain contracts based on the requirements of the new standard.
The standard allows companies to use either a full retrospective or a modified retrospective adoption approach. We will adopt the new standard using the modified retrospective transition approach. Under this transition approach, the cumulative effect of initially applying the new standard to the contracts that have remaining obligations as of the adoption date will be reflected as an adjustment to beginning retained earnings. We expect the net increase to Retained earnings at the time of adoption to be approximately $9 million, net of tax.

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Leases (ASC Topic 842, Leases ("ASC 842"))
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under this ASU, lessees will be required to recognize the following for all leases (with the exception of leases with a term of 12 months or less) at the commencement date: (1) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Under this ASU, lessor accounting remains largely unchanged. The FASB has issued additional ASUs since this time that add further clarification and other practical expedients. All of the new standards are effective for fiscal years, and interim periods within those years, beginning after December 15, 2018.
In preparation for adoption of ASC 842, we have formed a project team that is evaluating the requirements of ASC 842 and assessing the scope of existing lease agreements and other contract reviews for existing contracts that are not considered leases under the current guidance. We are applying an integrated approach to analyzing the effect of ASC 842, including a review of accounting policies and practices, evaluating differences from applying the requirements of the new standard to our existing agreements and business practices and assessing the need for any changes in our processes, accounting systems and design of relevant internal controls.
The ASU requires a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expire before the earliest comparative period presented. We are still in the process of quantifying the effects ASC 842 will have on our results of operations, financial position and related disclosures.
Other Accounting Pronouncements
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU allows a reclassification from Accumulated other comprehensive earnings to Retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 ("Tax Reform Act"). As this update only relates to the reclassification of the income tax effects of the Tax Reform Act, the underlying guidance that requires the effect of a change in tax law or rates is included in income from continuing operations is not affected. This update also requires certain disclosures about stranded tax effects. This ASU is effective in fiscal years beginning after December 15, 2018, with early adoption permitted. The amendments within this ASU should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Reform Act is recognized. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements and related disclosures.
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
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU provides clarity and reduces both diversity in practice and cost and complexity when applying the guidance in Topic 718 to a change to the terms or conditions of a share-based payment award. This update provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This ASU is effective prospectively in fiscal years beginning after December 15, 2017.  We do not expect this update to have a material effect on our results of operations or our financial position.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU eliminates Step 2 of the goodwill impairment test that required a hypothetical purchase price allocation. Rather, entities should apply the same impairment assessment to all reporting units and recognize an impairment loss for the amount by which a reporting unit's carrying amount exceeds its fair value, without exceeding the total amount of goodwill allocated to that reporting unit. Entities will continue to have the option to perform a qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. This update is effective prospectively for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019 with early adoption permitted. We do not expect this update to have a material effect on our results of operations or our financial position.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments in this ASU introduce clarifications to the presentation of certain cash receipts and cash payments in the statement of cash flows. The primary updates include additions and clarifications of the classification of cash

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU enhances the reporting model and addresses certain aspects of recognition, measurement, presentation and disclosure for financial instruments. This ASU is effective in fiscal years beginning after December 15, 2017. We do not expect this update to have a material effect on our results of operations or our financial position.

(3)	Business Acquisitions
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
During the year ended December 31, 2016, we completed the acquisitions of eLynx Holdings, Inc. ("eLynx") and Motivity Solutions, Inc. ("Motivity"). Neither acquisition meets the definition of "significant" pursuant to Article 3 of Regulation S-X (§210.3-05) either individually or in the aggregate. Further, the individual and aggregate results of operations are not material to our financial statements. Further details on each acquisition are discussed below.
Allocation of Purchase Price
The purchase price for each of the acquisitions was allocated to the assets acquired and liabilities assumed based on their estimated fair value at the acquisition date. The fair value of the acquired Computer software and Other intangible assets for both transactions was determined using a third-party valuation based on significant estimates and assumptions, including Level 3 inputs, which are judgmental in nature. These estimates and assumptions include the projected timing and amount of future cash flows, discount rates reflecting the risk inherent in the future cash flows and future market prices. The estimates for the eLynx acquisition were preliminary and subject to adjustments as of December 31, 2016 and were finalized in the first quarter of 2017. The estimates for the Motivity acquisition were finalized in the fourth quarter of 2016.
eLynx
On May 16, 2016, we completed our acquisition of eLynx, a leading lending document and data delivery platform that we now refer to as our eLending business. Our eLending business helps clients in the financial services and real estate industries electronically capture and manage documents and associated data throughout the document lifecycle. We purchased eLynx to augment our origination software business. This acquisition positions us to electronically support the full mortgage origination process.

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Total consideration paid, net of cash received, was $115.0 million for 100% of the equity interests of eLynx. Additionally, we incurred direct transaction costs of $1.2 million for the year ended December 31, 2016 that are included in Transition and integration costs on the Consolidated Statements of Earnings and Comprehensive Earnings. The total consideration paid was as follows (in millions):

Cash paid from cash on hand	$95.6
Cash paid from Revolving Credit Facility (Note 11)	25.0
Less: cash acquired	(5.6)
Total consideration paid, net	$115.0

The following table summarizes the total purchase price consideration and the fair value amounts recognized for the assets acquired and liabilities assumed as adjusted for the measurement period adjustments recorded in the first quarter of 2017 (in millions):

Total purchase price consideration	$115.0

Trade receivables	$3.8
Prepaid expenses and other current assets	3.9
Property and equipment	1.1
Computer software	11.4
Other intangible assets (Note 8)	35.1
Goodwill (Note 9)	67.0
Total assets acquired	122.3
Trade accounts payable and other accrued liabilities	4.5
Accrued compensation and benefits	1.4
Deferred revenues	1.4
Total liabilities assumed	7.3
Net assets acquired	$115.0

The measurement period adjustments reflected in the purchase price consideration table above that were recorded during the first quarter of 2017 were as follows (in millions):

Goodwill	$3.0
Computer software	(2.6)
Accrued compensation and benefits	(0.3)
Other intangible assets	(0.1)
The goodwill adjustment of $3.0 million is included in the Software Solutions segment. An adjustment of $0.5 million to Depreciation and amortization was recorded in the first quarter of 2017 related to the changes in provisional values.
Motivity
On June 22, 2016, we completed our acquisition of Motivity, which provides customized mortgage business intelligence software solutions. Motivity, along with our LoanSphere product suite, including the LoanSphere Data Hub, provides clients with deeper insights into their origination and servicing operations and portfolios.

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Total consideration paid, net of cash received, was $35.2 million for 100% of the equity interests of Motivity. Additionally, we incurred direct transaction costs of $0.4 million for the year ended December 31, 2016 that are included in Transition and integration costs on the Consolidated Statements of Earnings and Comprehensive Earnings. The total consideration paid was as follows (in millions):

Cash paid from Revolving Credit Facility (Note 11)	$30.0
Cash paid from cash on hand	6.0
Less: cash acquired	(0.8)
Total consideration paid, net	$35.2

The following table summarizes the total purchase price consideration and the fair value amounts recognized for the assets acquired and liabilities assumed as of the acquisition date (in millions):

Total purchase price consideration	$35.2

Trade receivables	$0.4
Prepaid expenses and other current assets	0.7
Property and equipment	0.1
Computer software	5.7
Other intangible assets (Note 8)	10.5
Goodwill (Note 9)	19.7
Total assets acquired	37.1
Trade accounts payable and other accrued liabilities	1.4
Deferred revenues	0.5
Total liabilities assumed	1.9
Net assets acquired	$35.2

(4)	Earnings Per Share
Basic earnings per share is computed by dividing Net earnings attributable to Black Knight by the weighted-average number of shares of common stock outstanding during the period.
For the periods presented, potentially dilutive securities include unvested restricted stock awards and the shares of BKFS Class B common stock prior to the Distribution. The numerator in the diluted net earnings per share calculation is adjusted to reflect our income tax expense at an expected effective tax rate assuming the conversion of the shares of BKFS Class B common stock into shares of BKFS Class A common stock on a one-for-one basis, prior to the Distribution, for the year ended December 31, 2017. The effective tax rate for the year ended December 31, 2017 was (16.7)%, including the effect of the benefit related to the revaluation of our net deferred income tax liability and certain other discrete items recorded during the year. The denominator includes approximately 63.1 million shares of BKFS Class B common stock outstanding for the year ended December 31, 2017 prior to the Distribution. However, the 84.8 million shares of BKFS Class B common stock have been excluded in computing diluted net earnings per share because including them on an "if-converted" basis would have an antidilutive effect for the year ended December 31, 2016 and the period from May 26, 2015 through December 31, 2015. The denominator also includes the dilutive effect of approximately 0.6 million, 2.0 million and 3.5 million shares of unvested restricted shares of common stock for the years ended December 31, 2017 and 2016 and the period from May 26, 2015 through December 31, 2015, respectively.
The shares of BKFS Class B common stock did not share in the earnings or losses of Black Knight and were, therefore, not participating securities. Accordingly, basic and diluted net earnings per share of BKFS Class B common stock have not been presented.

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

	Year ended December 31,		May 26, 2015 through December 31, 2015
	2017	2016
Basic:
Net earnings attributable to Black Knight	$182.3	$45.8	$20.0
Shares used for basic net earnings per share:
Weighted average shares of common stock outstanding	88.7	65.9	64.4
Basic net earnings per share	$2.06	$0.69	$0.31

Diluted:
Earnings before income taxes	$192.4
Income tax benefit excluding the effect of noncontrolling interests	(32.2)
Net earnings	$224.6
Net earnings attributable to Black Knight		$45.8	$20.0
Shares used for diluted net earnings per share:
Weighted average shares of common stock outstanding	88.7	65.9	64.4
Dilutive effect of unvested restricted shares of common stock	0.6	2.0	3.5
Weighted average shares of BKFS Class B common stock outstanding	63.1
Weighted average shares of common stock, diluted	152.4	67.9	67.9
Diluted net earnings per share	$1.47	$0.67	$0.29
Basic and diluted net earnings per share information is not applicable for reporting periods prior to the completion of the IPO.

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(5)	Related Party Transactions
We are party to certain related party agreements, including those with FNF and THL. These parties became related parties of BKFS LLC on January 2, 2014 as a result of the Acquisition and Internal Reorganization and remain related parties after the completion of the Offering Reorganization. As a result of the Distribution, FNF no longer has an ownership interest in us; however, FNF is still considered to be a related party as of December 31, 2017, primarily due to the combination of certain shared board members, members of senior management and various agreements.
The following table sets forth the ownership interests of FNF, THL and other holders of our common stock (shares in millions):

	December 31, 2017		December 31, 2016
	Shares	Ownership percentage	Shares	Ownership percentage
Black Knight, Inc. common stock:
THL and its affiliates	28.1	18.5%	—	—%
Restricted shares	1.6	1.1%	—	—%
Other, including those publicly traded	121.7	80.4%	—	—%
Total shares of Black Knight, Inc. common stock	151.4	100.0%	—	—%
BKFS Class A common stock:
THL and its affiliates	—	—%	39.3	25.5%
Restricted shares	—	—%	2.9	1.9%
Other, including those publicly traded	—	—%	26.9	17.5%
Total shares of BKFS Class A common stock	—	—%	69.1	44.9%
BKFS Class B common stock:
FNF	—	—%	83.3	54.1%
THL and its affiliates	—	—%	1.5	1.0%
Total shares of BKFS Class B common stock	—	—%	84.8	55.1%
Total shares of BKFS common stock outstanding	—	—%	153.9	100.0%
The underwritten secondary offering of 5.0 million shares of BKFS Class A common stock (the “May 2017 Offering”) by affiliates of THL pursuant to a shelf registration statement on Form S-3 filed with the SEC on May 8, 2017 closed on May 12, 2017. Affiliates of THL in the May 2017 Offering granted the underwriter an option to purchase up to 0.75 million additional shares (the “Overallotment Option"). The full exercise of the Overallotment Option closed on May 18, 2017.
The underwritten secondary offering of 7.0 million shares of our common stock (the “November 2017 Offering”) by affiliates of THL pursuant to a post-effective amendment to the registration statement filed with the SEC on November 20, 2017 closed on November 24, 2017. We purchased from the underwriter 2.0 million shares of our common stock at a per-share price equal to the price payable by the underwriter to affiliates of THL.
The underwritten secondary offering of 8.0 million shares of our common stock (the “February 2018 Offering”) by affiliates of THL pursuant to a post-effective amendment to the registration statement filed with the SEC on November 20, 2017 closed on February 15, 2018. We purchased from the underwriter 2.0 million shares of our common stock at a per-share price equal to the price payable by the underwriter to affiliates of THL. Immediately after the February 2018 Offering and related share repurchase, THL and its affiliates own 20.1 million shares of our common stock, or approximately 13% of the outstanding shares of our common stock.
We did not sell any shares and did not receive any proceeds related to the May 2017 Offering, Overallotment Option, November 2017 Offering or February 2018 Offering.
Transactions with FNF and THL are described below.

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

FNF
We have various agreements with FNF and certain FNF subsidiaries to provide software, data and analytics services, as well as corporate shared services and information technology. In addition, FNF provided certain management consulting and corporate administrative services. Following the IPO, we no longer pay management fees to FNF. We are also a party to certain other agreements under which we incur other expenses or receive revenues from FNF.
A detail of the revenues and expenses, net from FNF is set forth in the table below (in millions):

	Year ended December 31,
	2017	2016	2015
Revenues	$56.8	$73.5	$68.5
Operating expenses	12.3	15.6	8.0
Management fees (1)	—	—	2.3
Interest expense (2)	1.2	3.9	39.5
_______________

(1)	Amounts are included in Transition and integration costs on the Consolidated Statements of Earnings and Comprehensive Earnings.

(2)	Amounts include guarantee fee (see below).
We were party to intercompany notes with FNF through May 27, 2015 and recognized $37.2 million in Interest expense related to the intercompany notes for the year ended December 31, 2015. We had no outstanding intercompany notes as of December 31, 2017 and 2016.
Beginning on May 26, 2015, we paid to FNF a guarantee fee of 1.0% of the outstanding principal of the Senior Notes (as defined in Note 11—Long Term Debt) in exchange for the ongoing guarantee by FNF of the Senior Notes. During the years ended December 31, 2017, 2016 and 2015, we recognized $1.2 million, $3.9 million and $2.3 million, respectively, in Interest expense related to the guarantee fee. On April 26, 2017, the Senior Notes were redeemed and we are no longer required to pay a guarantee fee.
FNF subsidiaries held $48.8 million and $49.3 million of principal amount of our Term B Loan (as defined in Note 11—Long Term Debt) as of December 31, 2017 and 2016, respectively, from our credit agreement dated May 27, 2015, as amended.
THL
Two managing directors of THL currently serve on our Board of Directors. We purchase software and systems services from certain entities over which THL exercises control. In addition, prior to the IPO, THL provided certain corporate services to us, including management and consulting services. Following the IPO, we no longer pay management fees to THL.
A detail of the expenses, net from THL is set forth in the table below (in millions):

	Year ended December 31,
	2017	2016	2015
Operating expenses	$0.3	$1.3	$1.6
Management fees (1)	—	—	1.3
Software and software-related purchases	—	1.1	1.4
_______________

(1)	Amounts are included in Transition and integration costs on the Consolidated Statements of Earnings and Comprehensive Earnings.
In connection with the IPO, we made a $17.3 million cash payment to certain THL Affiliates during the year ended December 31, 2015, in connection with the merger of certain THL intermediaries with and into us.
THL Affiliates held $39.4 million of principal amount of our Term B Loan (as defined in Note 11—Long Term Debt) as of December 31, 2016 from our credit agreement dated May 27, 2015. They did not hold any of our debt as of December 31, 2017.

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Revenues and Expenses
A detail of related party items included in Revenues is as follows (in millions):

	Year ended December 31,
	2017	2016	2015
Data and analytics services	$24.0	$47.2	$48.1
Servicing, origination and default software services	32.8	26.3	20.4
Total related party revenues	$56.8	$73.5	$68.5
A detail of related party items included in Operating expenses (net of expense reimbursements) is as follows (in millions):

	Year ended December 31,
	2017	2016	2015
Data entry, indexing services and other operating expenses	$5.1	$9.6	$8.7
Corporate services	9.2	10.4	8.8
Technology and corporate services	(1.7)	(3.1)	(7.9)
Total related party expenses, net	$12.6	$16.9	$9.6
Additionally, related party prepaid fees were $0.1 million as of December 31, 2017 and 2016, which are included in Prepaid expenses and other current assets on the Consolidated Balance Sheets.
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
(6)    Property and Equipment
Property and equipment, net consists of the following (in millions):

	December 31,
	2017	2016
Land	$11.9	$11.9
Buildings and improvements	65.8	64.1
Leasehold improvements	5.4	4.8
Computer equipment	203.1	172.5
Furniture, fixtures and other equipment	9.3	9.2
Property and equipment	295.5	262.5
Accumulated depreciation and amortization	(115.6)	(89.5)
Property and equipment, net	$179.9	$173.0
Depreciation and amortization expense on property and equipment was $29.0 million, $28.4 million and $28.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(7)    Computer Software
Computer software, net consists of the following (in millions):

	December 31,
	2017	2016
Internally developed software	$679.4	$634.9
Purchased software	45.7	42.4
Computer software	725.1	677.3
Accumulated amortization	(308.3)	(227.3)
Computer software, net	$416.8	$450.0
Amortization expense on computer software was $84.0 million, $78.0 million and $70.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. Internally developed software and purchased software are inclusive of amounts acquired through acquisitions.
Estimated amortization expense on computer software for the next five fiscal years is as follows (in millions):

2018 (1)	$90.1
2019	83.7
2020	75.8
2021	62.0
2022	53.7
_______________________________________________________

(1)	Assumes assets not in service as of December 31, 2017 are placed in service equally throughout the year.
(8)    Other Intangible Assets
Other intangible assets, net consists of the following (in millions):

	December 31, 2017			December 31, 2016
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	$555.9	$(326.0)	$229.9	$557.8	$(260.7)	$297.1
Other	5.3	(3.6)	1.7	12.5	(10.1)	2.4
Total intangible assets	$561.2	$(329.6)	$231.6	$570.3	$(270.8)	$299.5
Intangible assets, other than those with indefinite lives, are amortized over their estimated useful lives ranging from 2 to 10 years from the acquisition date using either a straight-line or accelerated method. Amortization expense on intangible assets with definite lives is included in Depreciation and amortization in the accompanying Consolidated Statements of Earnings and Comprehensive Earnings and was $67.8 million, $76.4 million and $86.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Estimated amortization expense on existing intangible assets for the next five fiscal years is as follows (in millions):

2018	$56.5
2019	55.7
2020	45.0
2021	34.2
2022	23.5

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(9)    Goodwill
Goodwill consists of the following (in millions):

	Software Solutions	Data and Analytics	Corporate and Other	Total
Balance, December 31, 2015	$2,048.0	$172.1	$—	$2,220.1
Increases to goodwill related to:
eLynx acquisition (Note 3)	64.0	—	—	64.0
Motivity acquisition (Note 3)	—	19.7	—	19.7
Balance, December 31, 2016	2,112.0	191.8	—	2,303.8
Activity (Note 3)	3.0	—	—	3.0
Balance, December 31, 2017	$2,115.0	$191.8	$—	$2,306.8
Goodwill related to the eLynx and Motivity acquisitions is deductible for tax purposes. The increase in Goodwill in 2017 is related to the eLynx measurement period adjustment recorded during the first quarter of 2017.
(10)    Other Non-Current Assets
Other non-current assets consists of the following (in millions):

	December 31,
	2017	2016
Deferred contract costs, net of accumulated amortization	$136.1	$113.3
Property records database	59.7	59.7
Unbilled receivables	14.6	14.8
Other	29.7	8.7
Other non-current assets	$240.1	$196.5
(11)    Long-Term Debt
Long-term debt consists of the following (in millions):

	December 31, 2017				December 31, 2016
	Principal	Debt issuance costs	Discount	Total	Principal	Debt issuance costs	Premium (discount)	Total
Term A Loan	$1,004.3	$(7.0)	$—	$997.3	$740.0	$(7.0)	$—	$733.0
Term B Loan	390.0	(2.5)	(1.4)	386.1	394.0	(3.4)	(0.8)	389.8
Revolving Credit Facility	55.0	(4.3)	—	50.7	50.0	(3.7)	—	46.3
Senior Notes, issued at par	—	—	—	—	390.0	—	11.1	401.1
Total long-term debt	1,449.3	(13.8)	(1.4)	1,434.1	1,574.0	(14.1)	10.3	1,570.2
Less: Current portion of long-term debt	55.5	(0.4)	—	55.1	64.0	(0.6)	—	63.4
Long-term debt, net of current portion	$1,393.8	$(13.4)	$(1.4)	$1,379.0	$1,510.0	$(13.5)	$10.3	$1,506.8
Credit Agreement
On May 27, 2015, our indirect subsidiary, BKIS, entered into a credit and guaranty agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A., as administrative agent, the guarantors party thereto and the other agents and lenders party thereto. The Credit Agreement provides for (i) an $800.0 million term loan A facility (the "Term A Loan"), (ii) a $400.0 million term loan B facility (the "Term B Loan") and (iii) a $400.0 million revolving credit facility (the "Revolving Credit Facility," and collectively with the Term A Loan and Term B Loan, the "Facilities"). The Facilities are guaranteed by substantially all of BKIS's wholly-owned domestic restricted subsidiaries and BKFS LLC, and are secured by associated collateral agreements that pledge a lien on virtually all of BKIS's assets, including fixed assets and intangible assets, and the assets of the guarantors.

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of December 31, 2017, the Term A Loan and the Revolving Credit Facility bear interest at the Eurodollar rate plus a margin of 150 basis points, and the Term B Loan bears interest at the Eurodollar rate plus a margin of 225 basis points, subject to a Eurodollar rate floor of 75 basis points. As of December 31, 2017, we have $445.0 million of unused capacity on the Revolving Credit Facility and pay an unused commitment fee of 20 basis points. During the years ended December 31, 2017 and 2016, we borrowed $180.0 million and $55.0 million on our Revolving Credit Facility, respectively. We made payments of $175.0 million and $105.0 million on this facility during the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, the interest rates on the Term A Loan, Term B Loan and Revolving Credit Facility were 3.13%, 3.88% and 3.00%, respectively.
Under the Credit Agreement, BKIS (and in certain circumstances, BKFS LLC) and its restricted subsidiaries are subject to customary affirmative, negative and financial covenants, and events of default for facilities of this type (with customary grace periods, as applicable, and lender remedies).
Term B Loan Repricing
On February 27, 2017, BKIS entered into a First Amendment to Credit and Guaranty Agreement (the "Credit Agreement First Amendment") with JPMorgan Chase Bank, N.A. as administrative agent. The Credit Agreement First Amendment reduces the pricing applicable to the loans under the Term B Loan by 75 basis points. Pursuant to the Credit Agreement First Amendment, the Term B Loan bears interest at rates based upon, at the option of BKIS, either (i) the base rate plus a margin of 125 basis points, or (ii) the Eurodollar rate plus a margin of 225 basis points, subject to a Eurodollar rate floor of 75 basis points. The Term B Loan matures on May 27, 2022. In addition, the terms of the Credit Agreement First Amendment permitted the Distribution. The amount included in Other expense, net on the Consolidated Statements of Earnings and Comprehensive Earnings related to the Term B Loan repricing was $1.1 million.
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
Term A Loan and Revolver Refinancing
On April 26, 2017, BKIS entered into a Second Amendment to Credit and Guaranty Agreement (the “Credit Agreement Second Amendment”) with the JPMorgan Chase Bank, N.A. as administrative agent, the guarantors party thereto, the other agents party thereto and the lenders party thereto. The Credit Agreement Second Amendment increases (i) the aggregate principal amount of the Term A Loan by $300.0 million to $1,030.0 million and (ii) the aggregate principal amount of commitments under the Revolving Credit Facility by $100.0 million to $500.0 million. The Credit Agreement Second Amendment also reduces the pricing applicable to the loans under the Term A Loan and Revolving Credit Facility by 25 basis points and reduces the unused commitment fee applicable to the Revolving Credit Facility by 5 basis points. The Term A Loan and Revolving Credit Facility bear interest at rates based upon, at the option of BKIS, either (i) the base rate plus a margin of between 25 and 100 basis points depending on the total leverage ratio of BKFS LLC and its restricted subsidiaries on a consolidated basis (the “Consolidated Leverage Ratio”) or (ii) the Eurodollar rate plus a margin of between 125 and 200 basis points depending on the Consolidated Leverage Ratio, subject to a Eurodollar rate floor of zero basis points. In addition, BKIS will pay an unused commitment fee of between 15 and 30 basis points on the undrawn commitments under the Revolving Credit Facility, also depending on the Consolidated Leverage Ratio. Pursuant to the terms of the Credit Agreement Second Amendment, the Term A Loan and the Revolving Credit Facility mature on February 25, 2022. The amount included in Other expense, net on the Consolidated Statements of Earnings and Comprehensive Earnings related to the Term A Loan and Revolving Credit Facility refinancing was $3.3 million.
The Term A Loan is subject to amortization of principal, payable in quarterly installments on the last day of each fiscal quarter, as amended by the Credit Agreement Second Amendment, equal to the percentage set forth below of the initial aggregate principal amount of the Term A Loan for such fiscal quarter:

Payment Dates	Percentage
September 30, 2015 through and including June 30, 2019	1.25%
Commencing on September 30, 2019 through and including June 30, 2021	2.50%
Commencing on September 30, 2021 through and including December 31, 2021	3.75%
The remaining principal balance of the Term A Loan is due upon maturity.

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Senior Notes
Through April 25, 2017, the 5.75% Senior Notes required interest payments semi-annually and were scheduled to mature on April 15, 2023. The Senior Notes were senior unsecured obligations, registered under the Securities Act of 1933 and contained customary affirmative, negative and financial covenants, and events of default for indebtedness of this type (with grace periods, as applicable, and lender remedies). On April 26, 2017, we redeemed the outstanding Senior Notes at a price of 104.825% (the "Senior Notes Redemption") and paid $0.7 million in accrued interest. The amount included in Other expense, net on the Consolidated Statements of Earnings and Comprehensive Earnings related to the Senior Notes Redemption was $8.2 million.
On May 29, 2015, we redeemed approximately $204.8 million in aggregate principal of the outstanding Senior Notes at a price of 105.75% (the "May 2015 Redemption"), and paid $1.4 million in accrued interest. We incurred a charge on the May 2015 Redemption of $11.8 million. We also reduced the bond premium by $7.0 million for the portion of the premium that related to the redeemed Senior Notes, resulting in a net loss on the May 2015 Redemption of $4.8 million. Following the May 2015 Redemption, $390.0 million in aggregate principal of the Senior Notes remained outstanding.
On May 27, 2015, BKIS, Black Knight Lending Solutions, Inc. ("BKLS," and, together with BKIS, the "Issuers"), the guarantors named therein (the "Guarantors") and U.S. Bank National Association, as trustee (the "Trustee"), entered into the Third Supplemental Indenture (the "Third Supplemental Indenture") to the Indenture, dated as of October 12, 2012, governing the Senior Notes, among the Issuers, the Guarantors party thereto and the Trustee (as supplemented to date, the "Indenture"). The Third Supplemental Indenture supplemented the Indenture to add the Guarantors as guarantors of the Issuers' obligations under the Indenture and the Senior Notes. As the Guarantors consisted of substantially all of the subsidiaries of BKHI, with the exception of two insignificant subsidiaries, the Consolidated Financial Statements present all of the required guarantor financial statements, and we have not presented separate guarantor financial statements.
On January 16, 2014, we issued an offer to purchase the Senior Notes pursuant to the change of control provisions under the related Indenture at a purchase price of 101% of the principal amount plus accrued interest to the purchase date. As a result of the offer, bondholders tendered $5.2 million in principal of the Senior Notes, which were subsequently purchased by us on February

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

24, 2014. On February 7, 2014, BKIS, FNF, BKLS and the Trustee entered into a second Supplemental Indenture pursuant to which we paid $0.7 million to the holders of the Senior Notes in exchange for the removal of certain financial reporting covenants.
On January 2, 2014, upon consummation of the Acquisition, LPS entered into a Supplemental Indenture (the "Supplemental Indenture") with FNF, BKLS and the Trustee, to the Indenture dated as of October 12, 2012, among LPS, the subsidiary guarantors party thereto and the Trustee, related to the Senior Notes. Pursuant to the terms of the Supplemental Indenture, (i) FNF became a guarantor of LPS' obligations under the Senior Notes and agreed to fully and unconditionally guarantee the Senior Notes, on a joint and several basis with the guarantors named in the Indenture and (ii) BKLS became a "co-issuer" of the Senior Notes and agreed to become a co-obligor of LPS' obligations under the Indenture and the Senior Notes, on the same terms and subject to the same conditions as LPS, on a joint and several basis. As a result of FNF's guarantee of the Senior Notes, the Senior Notes were rated as investment grade, which resulted in the suspension of certain restrictive covenants in the Indenture. From May 26, 2015 through April 25, 2017, we paid to FNF a guarantee fee of 1.0% of the outstanding principal of the Senior Notes in exchange for the guarantee by FNF of the Senior Notes.
As a result of the Acquisition, the Senior Notes were adjusted to fair value, resulting in our recording a premium on the Senior Notes of approximately $23.3 million. The premium was amortized over the remaining term of the Senior Notes using the effective interest method. During the years ended December 31, 2017, 2016 and 2015, we recognized $0.5 million, $1.5 million and $1.7 million of amortization, respectively, which is included as a component of Interest expense.
Fair Value of Long-Term Debt
The fair value of our Facilities approximates their carrying value at December 31, 2017 as they are variable rate instruments with short reset periods (either monthly or quarterly), which reflect current market rates. The fair value of our Facilities is based upon established market prices for the securities using Level 2 inputs.
Interest Rate Swaps
On September 6, 2017, we entered into an interest rate swap agreement to hedge forecasted monthly interest rate payments on $200.0 million of our floating rate debt (the "September 2017 Swap Agreement"). Under the terms of the September 2017 Swap Agreement, we receive payments based on the 1-month LIBOR rate (equal to 1.63% as of December 31, 2017) and pay a fixed rate of 1.69%. The effective term for the September 2017 Swap Agreement is September 29, 2017 through September 30, 2021.
On March 7, 2017, we entered into an interest rate swap agreement to hedge forecasted monthly interest rate payments on $200.0 million of our floating rate debt (the "March 2017 Swap Agreement"). Under the terms of the March 2017 Swap Agreement, we receive payments based on the 1-month LIBOR rate (equal to 1.63% as of December 31, 2017) and pay a fixed rate of 2.08%. The effective term for the March 2017 Swap Agreement is March 31, 2017 through March 31, 2022.
On January 20, 2016, we entered into two interest rate swap agreements to hedge forecasted monthly interest rate payments on $400.0 million of our floating rate debt ($200.0 million notional value each) (the "January 2016 Swap Agreements", and together with the March 2017 Swap Agreement and September 2017 Swap Agreement, the "Swap Agreements"). Under the terms of the January 2016 Swap Agreements, we receive payments based on the 1-month LIBOR rate (equal to 1.63% as of December 31, 2017) and pay a weighted average fixed rate of 1.01%. The effective term for the January 2016 Swap Agreements is February 1, 2016 through January 31, 2019.
We entered into the Swap Agreements to convert a portion of the interest rate exposure on our floating rate debt from variable to fixed. We designated these Swap Agreements as cash flow hedges. A portion of the amount included in Accumulated other comprehensive earnings (loss) will be reclassified into Interest expense as a yield adjustment as interest payments are made on the hedged debt. The fair value of our Swap Agreements is based upon level 2 inputs. We have considered our own credit risk and the credit risk of the counterparties when determining the fair value of our Swap Agreements.
The estimated fair value of our Swap Agreements in the Consolidated Balance Sheets is as follows (in millions):

	December 31,
Balance Sheet Account	2017	2016
Other non-current assets	$6.7	$—
Other non-current liabilities	$—	$2.2

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of December 31, 2017, a cumulative gain of $6.7 million ($3.9 million net of tax) is reflected in Accumulated other comprehensive earnings (loss). As of December 31, 2016, a cumulative loss of $1.0 million ($0.6 million net of tax) is reflected in Accumulated other comprehensive earnings (loss), and a cumulative loss of $1.2 million is reflected in Noncontrolling interests. Below is a summary of the effect of derivative instruments on amounts recognized in Other comprehensive earnings (loss) ("OCE") on the accompanying Consolidated Statements of Earnings and Comprehensive Earnings (in millions):

	Year ended December 31, 2017		Year ended December 31, 2016
	Amount of gain recognized in OCE	Amount of loss reclassified from Accumulated OCE into Net earnings	Amount of loss recognized in OCE	Amount of loss reclassified from Accumulated OCE into Net earnings
Swap agreements
Attributable to noncontrolling interests	$1.7	$0.5	$(2.2)	$1.0
Attributable to Black Knight	3.7	0.4	(1.1)	0.5
Total	$5.4	$0.9	$(3.3)	$1.5
Approximately $2.8 million ($2.1 million net of tax) of the balance in Accumulated other comprehensive earnings (loss) as of December 31, 2017 is expected to be reclassified into Interest expense over the next 12 months.
It is our policy to execute such instruments with credit-worthy banks and not to enter into derivative financial instruments for speculative purposes. As of December 31, 2017, we believe our interest rate swap counterparties will be able to fulfill their obligations under our agreements, and we believe we will have debt outstanding through the various expiration dates of the swaps such that the occurrence of future cash flow hedges remains probable.
Principal Maturities of Debt
Principal maturities as of December 31, 2017 for each of the next five years are as follows (in millions):

2018	$55.5
2019	81.3
2020	107.0
2021	132.8
2022	1,072.7
Total	$1,449.3
Scheduled maturities noted above exclude the effect of debt issuance costs of $13.8 million as well as original issue discount of $1.4 million associated with the Facilities.

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

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Indemnification Agreement
We are party to a cross-indemnity agreement dated December 22, 2014 with ServiceLink. Pursuant to this agreement, ServiceLink indemnifies us from liabilities relating to, arising out of or resulting from the conduct of ServiceLink's business or any action, suit or proceeding in which we or any of our subsidiaries are named by reason of being a successor to the business of LPS and the cause of such action, suit or proceeding relates to the business of ServiceLink. In return, we indemnify ServiceLink for liabilities relating to, arising out of, or resulting from the conduct of our business.
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
Future minimum operating lease payments for leases with initial or remaining terms greater than one year for each of the next five years and thereafter are as follows (in millions):

2018	$9.9
2019	8.5
2020	6.8
2021	3.0
2022	1.6
Thereafter	0.5
Total	$30.3
Rent expense incurred under all operating leases during the years ended December 31, 2017, 2016 and 2015 was $9.4 million, $11.0 million and $10.4 million, respectively.
Capital Leases
On June 29, 2016, we entered into a one-year capital lease agreement with a bargain purchase option for certain computer equipment. The leased equipment has a useful life of five years and is depreciated on a straight-line basis over this period. The leased equipment was valued based on the net present value of the minimum lease payments, which was $10.0 million (net of imputed interest of $0.1 million) and is included in Property and equipment, net on the Consolidated Balance Sheets. The remaining capital lease obligation of $5.0 million as of December 31, 2016 is included in Trade accounts payable and other accrued liabilities on the Consolidated Balance Sheets and represents the non-cash investing and financing activity for the year ended December 31, 2016.
We entered into a one-year capital lease agreement commencing January 1, 2017 with a bargain purchase option for certain computer equipment. The leased equipment has a useful life of five years and is depreciated on a straight-line basis over this period. The leased equipment was valued based on the net present value of the minimum lease payments, which was $8.4 million (net of imputed interest of $0.1 million).
There is no remaining capital lease obligation as of December 31, 2017.
Data Processing and Maintenance Services Agreements
We have various data processing and maintenance services agreements with vendors, which expire through 2021, for portions of our computer data processing operations and related functions.

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Payments for data processing and maintenance services agreements with initial or remaining terms greater than one year are as follows (in millions):

2018	$27.8
2019	9.2
2020	3.1
2021	2.4
Total	$42.5
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
Omnibus Incentive Plan
In 2015, we established the Black Knight Financial Services, Inc. 2015 Omnibus Incentive Plan (the "BKFS Omnibus Plan") authorizing the issuance of up to 11.0 million shares of BKFS Class A common stock, subject to the terms of the BKFS Omnibus Plan. During 2017, the shares available for future awards was increased by 7.5 million shares. The BKFS Omnibus Plan has been renamed the “Black Knight, Inc. Amended and Restated 2015 Omnibus Incentive Plan” (the "Black Knight Omnibus Plan"). The BKFS board of directors adopted the Black Knight Omnibus Plan as of September 29, 2017, and the Black Knight Omnibus Plan was assumed by Black Knight, Inc. on September 29, 2017. The Black Knight Omnibus Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, other cash and stock-based awards and dividend equivalents. Awards granted are approved by the Compensation Committee of the Board of Directors.
In connection with the IPO, we converted the 10,733,330 outstanding BKFS LLC profits interests units into 7,994,215 restricted shares of BKFS Class A common stock. The fair value of the restricted shares was not greater than the value of the BKFS LLC profits interests units immediately prior to the conversion; therefore, no additional compensation expense was recognized. We accelerated the vesting of 4,381,021 restricted shares of BKFS Class A common stock held by our directors, incurring an acceleration charge of $6.2 million during the year ended December 31, 2015. The remaining 3,596,344 unvested restricted shares continued to vest on the same schedule as the former BKFS LLC profits interests.
On December 21, 2015, we granted 318,000 restricted shares of BKFS Class A common stock with a grant date fair value of $32.37 per share, which was based on the closing price of our common stock on the date of grant. These restricted shares vest over a three-year period; vesting is also based on certain operating performance criteria, which was met in February 2017.
On February 3, 2016, we granted 799,748 restricted shares of BKFS Class A common stock with a grant date fair value of $28.29 per share, which was based on the closing price of our common stock on the date of grant. Of the 799,748 restricted shares granted, 247,437 restricted shares vest over a three-year period, and 552,311 restricted shares vest over a four-year period. The vesting of all the restricted shares granted on February 3, 2016 is also based on certain operating performance criteria, which was met in February 2017.
During 2016, we also granted 44,898 restricted shares of BKFS Class A common stock with a grant date fair value ranging from $32.74 to $34.84, which was based on the closing price of our common stock on the date of grant. These vest over a four-year period.
On February 3, 2017, we granted 884,570 restricted shares of BKFS Class A common stock with a grant date fair value of $37.90 per share, which was based on the closing price of our common stock on the date of grant. Of the 884,570 restricted shares granted, 203,160 restricted shares vest over a three-year period, and 681,410 restricted shares vest over a four-year period. The

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

vesting of all the restricted shares granted on February 3, 2017 is also based on certain operating performance criteria.
During the third quarter of 2017, we granted 98,194 restricted shares of BKFS Class A common stock with a grant date fair value ranging from $41.90 to $42.25, which was based on the closing price of our common stock on the date of grant. These vest over a two-year period.
Restricted stock transactions under the Black Knight Omnibus plan for the years ended December 31, 2017, 2016 and 2015 are as follows (shares in millions):

	Shares	Weighted average grant date fair value
Balance December 31, 2014	—	$—
Converted	7,994,215	*
Granted	318,000	$32.37
Forfeited	(16,850)	*
Vested	(4,381,021)	*
Balance December 31, 2015	3,914,344	*
Granted	844,646	$28.56
Forfeited	(57,484)	*
Vested	(1,793,132)	*
Balance, December 31, 2016	2,908,374	*
Granted	982,764	$38.31
Forfeited	(127,801)	$34.23
Vested	(2,181,626)	*
Balance, December 31, 2017	1,581,711	$34.48
_______________

*
The converted shares were originally BKFS LLC profits interests units with a weighted average grant date fair value of $2.10 per unit. The fair value of the restricted shares at the date of conversion, May 20, 2015, was $24.50 per share. The original grant date fair value of the forfeited and vested restricted shares, which were originally granted as profits interests units, ranges from $2.01 to $3.77 per unit.

On February 9, 2018, we granted 772,642 restricted shares of our common stock with a grant date fair value of $45.85 per share, which was based on the closing price of our common stock on the date of grant. These restricted shares vest over a three-year period; vesting is also based on certain operating performance criteria.
Equity-based compensation expense is included in Operating expenses in the Consolidated Statements of Earnings and Comprehensive Earnings. Net earnings reflects equity-based compensation expense of $18.9 million, $12.4 million and $11.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, the total unrecognized compensation cost related to non-vested restricted shares of our common stock is $39.5 million, which is expected to be recognized over a weighted average period of approximately 2.4 years.

(14)	Employee Stock Purchase Plan and 401(k) Plan
Employee Stock Purchase Plan ("ESPP")
Effective July 20, 2015, we adopted the Black Knight Financial Services, Inc. Employee Stock Purchase Plan (the "ESPP ") that allows our eligible employees to voluntarily make after-tax contributions ranging from 3% to 15% of eligible earnings. We contribute varying matching amounts as specified in the ESPP document. On September 29, 2017, the board of directors of Black Knight, Inc. approved, and Black Knight, Inc. assumed the ESPP and renamed it the Black Knight, Inc. Employee Stock Purchase Plan. There were no changes to the terms of the ESPP.
Prior to July 20, 2015, our employees were eligible to participate in the FNF Employee Stock Purchase Plan (the "FNF ESPP") that allowed eligible employees to make voluntary after-tax contributions ranging from 3% to 15% of eligible earnings. We contributed varying matching amounts as specified in the FNF ESPP document.

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We recorded expense of $6.0 million, $5.8 million and $5.0 million for the years ended December 31, 2017, 2016 and 2015, respectively, relating to the participation of our employees in the ESPP and the FNF ESPP.
401(k) Profit Sharing Plan
Prior to the Distribution, our employees participated in a qualified 401(k) plan sponsored by FNF. Under the terms of the plan and subsequent amendments, eligible employees may contribute up to 40% of their pretax annual compensation, up to the amount allowed pursuant to the Internal Revenue Code ("IRC"). We generally match 37.5% of each dollar of employee contribution up to 6% of the employee's total eligible compensation. As a result of the Distribution, our employees no longer participate in this plan sponsored by FNF. Our indirect subsidiary, BKIS, adopted and established the Black Knight 401(k) Profit Sharing Plan (the “Black Knight 401(k) Plan”), effective September 29, 2017. The terms of the Black Knight 401(k) Plan are consistent with the terms of the 401(k) plan sponsored by FNF.
We recorded expense of $5.8 million, $5.5 million and $5.2 million for the years ended December 31, 2017, 2016 and 2015, respectively, relating to the participation of our employees in the 401(k) plan.

(15)        Income Taxes
The income tax (benefit) expense for the years ended December 31, 2017, 2016 and 2015 consists of the following (in millions):

	Year ended December 31,
	2017	2016	2015
Current:
Federal	$10.4	$15.3	$0.5
State	5.3	6.0	0.7
Foreign	0.9	1.0	0.4
Total current	16.6	22.3	1.6

Deferred:
Federal	(87.5)	5.0	11.3
State	9.1	(1.1)	0.5
Foreign	—	(0.4)	—
Total deferred	(78.4)	3.5	11.8
Total income tax (benefit) expense	$(61.8)	$25.8	$13.4
For the period through May 25, 2015, the day prior to the IPO, BKFS LLC was treated as a partnership under applicable federal and state income tax laws. Corporate subsidiaries were subject to applicable U.S. federal, foreign and state taxation.
For periods after the IPO, Black Knight is treated as a corporation under applicable federal and state income tax laws. Following the Distribution and THL Interest Exchange, we no longer have any noncontrolling interests. Deferred tax assets and liabilities are recognized for temporary differences between the financial reporting basis and the tax basis of the corporate subsidiaries' assets and liabilities and expected benefits of utilizing net operating loss carryforwards.

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A reconciliation of the federal statutory income tax rate of 35.0% to our effective income tax rate for the years ended December 31, 2017, 2016 and 2015 is as follows:

	Year ended December 31,
	2017	2016	2015
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.9	2.0	1.3
Noncontrolling interests	(13.7)	(19.2)	(14.9)
Partnership income not subject to tax	—	—	(7.7)
Tax credits	(0.6)	(0.6)	(0.3)
Transaction costs	1.4	—	—
Domestic production activities deduction	(0.5)	(1.1)	—
Effect of Tax Reform Act	(57.6)	—	—
Other	1.0	0.1	0.6
Effective tax rate	(32.1)%	16.2%	14.0%
On December 22, 2017, the Tax Reform Act was signed into law. Among other provisions, the Tax Reform Act reduces the Federal statutory corporate income tax rate from 35% to 21%. During the fourth quarter of 2017, we recorded a one-time, non-cash net tax benefit of $110.9 million related to the revaluation of our deferred income tax assets and liabilities as a result of the Tax Reform Act.
Prior to the Distribution and THL Interest Exchange, our net deferred tax liability was primarily related to our investment in BKFS LLC. Following the Distribution, we indirectly own 100% of BKFS LLC and recorded a non-cash transaction resulting in an increase of $292.5 million to Deferred income taxes with an offset to Additional paid-in capital on the Consolidated Balance Sheets to reflect the difference in the tax and financial reporting basis of our assets and liabilities. As of December 31, 2017, the components of deferred tax assets primarily relate to deferred revenues, equity-based compensation and deferred compensation. As of December 31, 2017, the components of deferred tax liabilities primarily relate to depreciation and amortization of intangible assets and property and equipment and deferred contract costs.
The significant components of deferred tax assets and liabilities as of December 31, 2017 and 2016 consist of the following (in millions):

	December 31,
	2017	2016
Deferred tax assets:
Deferred revenues	$26.7	$—
Net operating loss carryovers	1.3	—
State income tax	—	1.6
Other	12.8	0.4
Total deferred tax assets	40.8	2.0
Deferred tax liabilities:
Depreciation and amortization	(219.9)	—
Deferred contract costs	(36.2)	—
Partnership basis	—	(9.9)
Other	(9.3)	—
Total deferred tax liabilities	(265.4)	(9.9)
Net deferred tax liability	$(224.6)	$(7.9)
ASC Topic 740-10, Accounting for Uncertain Tax Positions, requires that a tax position be recognized or derecognized based on a more likely than not threshold. This applies to positions taken or expected to be taken on a tax return. As a result of the Distribution, we recorded an $8.3 million contingent tax liability for an uncertain tax position that was previously recorded at BKHI. As part of the Distribution, we entered into a tax matters agreement with FNF (the "Tax Matters Agreement"). The agreement

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

outlines requirements for items such as the filing of pre and post-spin tax returns, payment of tax liabilities, entitlements of refunds and certain other tax matters. Under the Tax Matters Agreement with FNF, we have an indemnification receivable for the full amount of the contingent tax liability included in Receivables from related parties on the Consolidated Balance Sheets as of December 31, 2017.There were no uncertain tax positions for us as of December 31, 2016.
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2017 and 2016 is as follows:

	December 31,
	2017	2016
Balance, January 1	$—	$—
Additions based on tax positions of prior years	8.3	—
Balance, December 31	$8.3	$—
As a result of the Distribution, we recorded a net operating loss carryover of $1.3 million from BKHI. Although the loss is limited under IRC Section 382, we expect it to be fully utilized before it expires in 2033.
We are currently under audit by the Internal Revenue Service ("IRS") for the 2014 and 2015 tax years. Our open tax years also include 2016 and 2017. We are currently under a state audit for Florida. We are not currently under audit for any other state jurisdiction or for India as of year end. We record interest and penalties related to income taxes, if any, as a component of Income tax (benefit) expense on the Consolidated Statements of Earnings and Comprehensive Earnings.
Tax Matters Agreement
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
Tax Distributions
Prior to the Distribution, the taxable income of BKFS LLC was allocated to its members, including BKFS, and the members were required to reflect on their own income tax returns the items of income, gain, deduction and loss and other tax items of BKFS LLC that were allocated to them. BKFS LLC made tax distributions to its members for their allocable share of BKFS LLC's taxable income. Tax distributions are calculated based on allocations of income to a member for a particular taxable year without taking into account any losses allocated to the member in a prior taxable year. This practice is consistent with IRS regulations. Subject to certain reductions, tax distributions are generally made based on an assumed tax rate equal to the highest combined marginal federal, state and local income tax rate applicable to a U.S. corporation. BKFS LLC made tax distributions of $75.3 million, $48.6 million and $17.4 million during the years ended December 31, 2017, 2016 and 2015, respectively. The 2017 tax distributions were for the 2016 tax year and 2017 tax year relating to the period before the Distribution.

(16)	Concentrations of Risk
We generate a significant amount of revenues from large customers, including a customer that accounted for 12% of total revenues for the years ended December 31, 2017, 2016 and 2015.
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, trade receivables and interest rate swaps.

(17)	Segment Information
ASC Topic 280, Segment Reporting ("ASC 280"), establishes standards for reporting information about segments and requires that a public business enterprise reports financial and descriptive information about its segments. Segments are components of an enterprise for which separate financial information is available and are evaluated regularly by the chief operating decision maker ("CODM") in deciding how to allocate resources and in assessing performance. Our chief executive officer is identified as the CODM as defined by ASC 280. To align with the internal management of our business operations based on service offerings, our business is organized into two segments:

•
Software Solutions — offers software and hosting solutions that support loan servicing, loan origination and settlement services. The Software Solutions segment was formerly known as the Technology segment.

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

•
Data and Analytics — offers data and analytics solutions to the mortgage, real estate and capital markets verticals. These solutions include property ownership data, lien data, servicing data, automated valuation models, collateral risk scores, prepayment and default models, lead generation, multiple listing service solutions and other data solutions.

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
Summarized financial information concerning our segments is shown in the tables below (in millions):

	Year ended December 31, 2017
	Software Solutions	Data and Analytics	Corporate and Other		Total
Revenues	$893.8	$162.3	$(4.5)	(1)	$1,051.6
Expenses:
Operating expenses	370.8	130.4	68.3		569.5
Transition and integration costs	—	—	13.1		13.1
EBITDA	523.0	31.9	(85.9)		469.0
Depreciation and amortization	98.9	15.1	92.5	(2)	206.5
Operating income (loss)	424.1	16.8	(178.4)		262.5
Interest expense					(57.5)
Other expense, net					(12.6)
Earnings before income taxes					192.4
Income tax expense					(61.8)
Net earnings					$254.2
Balance sheet data:
Total assets	$3,175.9	$352.3	$127.7		$3,655.9
Goodwill	$2,115.0	$191.8	$—		$2,306.8
_______________________________________________________
Note: The Software Solutions segment was formerly known as the Technology segment.

(1)	Revenues for Corporate and Other represent deferred revenue purchase accounting adjustments recorded in accordance with GAAP.

(2)
Depreciation and amortization for Corporate and Other primarily represents net incremental depreciation and amortization adjustments associated with the application of purchase accounting recorded in accordance with GAAP.

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year ended December 31, 2016
	Software Solutions	Data and Analytics	Corporate and Other		Total
Revenues	$855.8	$177.5	$(7.3)	(1)	$1,026.0
Expenses:
Operating expenses	368.0	151.0	63.6		582.6
Transition and integration costs	—	—	2.3		2.3
EBITDA	487.8	26.5	(73.2)		441.1
Depreciation and amortization	106.2	8.8	93.3	(2)	208.3
Operating income (loss)	381.6	17.7	(166.5)		232.8
Interest expense					(67.6)
Other expense, net					(6.4)
Earnings before income taxes					158.8
Income tax expense					25.8
Net earnings					$133.0
Balance sheet data:
Total assets	$3,196.7	$355.6	$209.7		$3,762.0
Goodwill	$2,112.0	$191.8	$—		$2,303.8
_______________________________________________________
Note: The Software Solutions segment was formerly known as the Technology segment.

(1)	Revenues for Corporate and Other represent deferred revenue purchase accounting adjustments recorded in accordance with GAAP.

(2)
Depreciation and amortization for Corporate and Other primarily represents net incremental depreciation and amortization adjustments associated with the application of purchase accounting recorded in accordance with GAAP.

	Year ended December 31, 2015
	Software Solutions	Data and Analytics	Corporate and Other		Total
Revenues	$765.8	$174.3	$(9.4)	(1)	$930.7
Expenses:
Operating expenses	341.4	145.5	51.3		538.2
Transition and integration costs	—	—	8.0		8.0
EBITDA	424.4	28.8	(68.7)		384.5
Depreciation and amortization	93.3	7.2	93.8	(2)	194.3
Operating income (loss)	331.1	21.6	(162.5)		190.2
Interest expense					(89.8)
Other expense, net					(4.6)
Earnings before income taxes					95.8
Income tax expense					13.4
Net earnings					$82.4
Balance sheet data:
Total assets	$3,126.7	$312.1	$264.9		$3,703.7
Goodwill	$2,048.0	$172.1	$—		$2,220.1
_______________________________________________________
Note: The Software Solutions segment was formerly known as the Technology segment.

(1)	Revenues for Corporate and Other represent deferred revenue purchase accounting adjustments recorded in accordance with GAAP.

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
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has adopted the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.
The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B.	Other Information
None.

Part III
Items 10-14.
Within 120 days after the close of our fiscal year, we intend to file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, which will include the matters required by these items.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a) (1) Financial Statements. The following is a list of the Consolidated Financial Statements of Black Knight, Inc. and its subsidiaries included in Item 8 of Part II:
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

Black Knight, Inc.
By:	/s/ Thomas J. Sanzone
Thomas J. Sanzone
Chief Executive Officer

Date: February 23, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas J. Sanzone	Chief Executive Officer	February 23, 2018
Thomas J. Sanzone	(Principal Executive Officer)

/s/ Kirk T. Larsen	Executive Vice President and Chief Financial Officer	February 23, 2018
Kirk T. Larsen	(Principal Financial and Accounting Officer)

/s/ William P. Foley, II	Director and Executive Chairman of the Board	February 23, 2018
William P. Foley, II

/s/ Thomas M. Hagerty	Director	February 23, 2018
Thomas M. Hagerty

/s/ David K. Hunt	Director	February 23, 2018
David K. Hunt

/s/ Richard N. Massey	Director	February 23, 2018
Richard N. Massey

/s/ Ganesh B. Rao	Director	February 23, 2018
Ganesh B. Rao

/s/ John D. Rood	Director	February 23, 2018
John D. Rood

EXHIBIT INDEX

Exhibit Number
Description
2.1
Agreement and Plan of Merger, dated as of June 8, 2017, by and among New BKH Corp., Black Knight Financial Services, Inc., Black Knight Holdco Corp., New BKH Merger Sub, Inc., BKFS Merger Sub, Inc. and Fidelity National Financial, Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed by Black Knight Financial Services, Inc. on June 9, 2017 (No. 001-37394))

3.1	Amended and Restated Certificate of Incorporation of Black Knight, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by Black Knight, Inc. on October 2, 2017 (No. 001-37394))

3.2	Amended and Restated Bylaws of Black Knight, Inc. (incorporated by reference to Exhibit 3.2 to the Form 8-K filed by Black Knight, Inc. on October 2, 2017 (No. 001-37394))

4.1
Form of Registration Rights Agreement by and among Black Knight Financial Services, Inc., Black Knight Holdings, Inc., the THL Parties, Chicago Title Insurance Company, Fidelity National Title Insurance Company, Holders, Other Stockholders and, solely in respect of Section 4.16 thereof, Black Knight Financial Services, LLC (incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the Form S-1 Registration Statement filed by Black Knight Financial Services, Inc. on March 30, 2015 (No. 333-201241))

10.1
Form of Second Amended and Restated Limited Liability Company Agreement of Black Knight Financial Services, LLC, by and among, Black Knight Financial Services, Inc. and the Other Parties Thereto (incorporated by reference to Exhibit 10.1 to Amendment No.6 to the Form S-1 Registration Statement filed by Black Knight Financial Services, Inc. on May 11, 2015 (No. 333-201241))

10.2
Form of Voting Agreement of Black Knight Financial Services, Inc. by and among Black Knight Financial Services, Inc., Black Knight Financial Services LLC, Chicago Title Insurance Company, Fidelity National Title Insurance Company, Black Knight Holdings, Inc., THL Equity Fund VI Investors (BKFS-LM), LLC, THL Equity Fund VI Investors (BKFS-NB), the THL Blocker I Stockholders, the THL Blocker II Stockholders and THL Equity Fund VI Investors (BKFS) III, L.P. (incorporated by reference to Exhibit 10.2 to Amendment No.4 to the Form S-1 Registration Statement filed by Black Knight Financial Services, Inc. on May 4, 2015 (No. 333-201241))

10.3
Form of Merger Agreement by and among Black Knight Financial Services, Inc., THL Black Knight I Holding Corp., THL Investors Black Knight I Holding Corp., the THL Blocker I Stockholders and the THL Blocker II Stockholders (incorporated by reference to Exhibit 10.3 to Amendment No.6 to the Form S-1 Registration Statement filed by Black Knight Financial Services, Inc. on May 11, 2015 (No. 333-201241))

10.4
Form of Advancement Agreement by and between Black Knight Financial Services, Inc. and Black Knight Financial Services, LLC (incorporated by reference to Exhibit 10.4 to Amendment No.2 to the Form S-1 Registration Statement filed by Black Knight Financial Services, Inc. on March 30, 2015 (No. 333-201241))

10.5
Credit and Guaranty Agreement, dated as of May 27, 2015, among Black Knight Infoserv, LLC, as Borrower, Black Knight Financial Services, LLC, as Holdings, the Subsidiaries of the Borrower from time to time party thereto, the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and Bank of America, N.A., as a Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to Form 8-K filed by Black Knight Financial Services, Inc. on May 28, 2015 (No. 001-37394))

10.6
Amended and Restated Employment Agreement by and between William P. Foley, II and BKFS I Management, Inc. dated January 8, 2016 (incorporated by reference to Exhibit 10.6 to the Form 10-K filed by Black Knight Financial Services, Inc. on February 26, 2016 (No. 001-37394)) (1)

10.7
Amended and Restated Employment Agreement by and between Thomas J. Sanzone and BKFS I Management, Inc. dated January 3, 2014 (incorporated by reference to Exhibit 10.10 to Amendment No. 3 to the Form S-1 Registration Statement filed by Black Knight Financial Services, Inc. on April 20, 2015 (No. 333-201241)) (1)

10.8
Amended and Restated Employment Agreement by and between Kirk T. Larsen and BKFS I Management, Inc. dated April 23, 2015 (incorporated by reference to Exhibit 10.11 to Amendment No. 4 to the Form S-1 Registration Statement filed by Black Knight Financial Services, Inc. on May 4, 2015 (No. 333-201241)) (1)

10.9
Amended and Restated Employment Agreement by and between Anthony Orefice and BKFS I Management, Inc. dated January 3, 2014 (incorporated by reference to Exhibit 10.14 to Amendment No. 3 to the Form S-1 Registration Statement filed by Black Knight Financial Services, Inc. on April 20, 2015 (No. 333-201241)) (1)

10.10
Amendment to Employment Agreement by and between Anthony Orefice and BKFS I Management, Inc. effective as of September 2, 2014 (incorporated by reference to Exhibit 10.15 to Amendment No. 3 to the Form S-1 Registration Statement filed by Black Knight Financial Services, Inc. on April 20, 2015 (No. 333-201241)) (1)

10.11
Employment Agreement by and between BKFS I Management, Inc. and Michael L. Gravelle, effective as of March 1, 2015 (incorporated by reference to Exhibit 10.16 to Amendment No. 3 to the Form S-1 Registration Statement filed by Black Knight Financial Services, Inc. on April 20, 2015 (No. 333-201241)) (1)

10.12	Black Knight, Inc. Deferred Compensation Plan, effective September 15, 2017 (1)

10.13
Cross-Indemnity Agreement by and between Black Knight Financial Services, LLC and ServiceLink Holdings, LLC dated as of December 22, 2014 (incorporated by reference to Exhibit 10.20 to Amendment No. 2 to the Form S-1 Registration Statement filed by Black Knight Financial Services, Inc. on March 30, 2015 (No. 333-201241))

10.14
Form of Grant Agreement for Restricted Stock Awards under the Black Knight Financial Services, Inc. 2015 Omnibus Incentive Plan to Be Issued upon Exchange of Grant Units (incorporated by reference to Exhibit 10.30 to Amendment No. 5 to the Form S-1 Registration Statement filed by Black Knight Financial Services, Inc. on May 7, 2015 (No. 333-201241)) (1)

10.15
First Amendment to Amended and Restated Employment Agreement by and between Kirk T. Larsen and BKFS I Management, Inc. dated March 17, 2016 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Black Knight Financial Services, Inc. on April 29, 2016 (No. 001-37394)) (1)

10.16
Amendment No. 2 to Amended and Restated Employment Agreement by and between Anthony Orefice and BKFS I Management, Inc. dated January 3, 2016 (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Black Knight Financial Services, Inc. on April 29, 2016 (No. 001-37394)) (1)

10.17
Second Amendment to Employment Agreement by and between BKFS I Management, Inc. and Kirk Larsen effective April 30, 2016 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Black Knight Financial Services, Inc. on August 9, 2016 (No. 001-37394)) (1)

10.18
Amendment No. 3 to Employment Agreement by and between BKFS I Management, Inc. and Tony Orefice effective April 30, 2016 (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Black Knight Financial Services, Inc. on August 9, 2016 (No. 001-37394)) (1)

10.19
First Amendment to Amended and Restated Employment Agreement by and between BKFS I Management, Inc. and Tom Sanzone effective April 30, 2016 (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by Black Knight Financial Services, Inc. on August 9, 2016 (No. 001-37394)) (1)

10.20
First Amendment to Employment Agreement by and between BKFS I Management, Inc. and Michael L. Gravelle effective April 30, 2016 (incorporated by reference to Exhibit 10.4 to the Form 10-Q filed by Black Knight Financial Services, Inc. on August 9, 2016 (No. 001-37394)) (1)

10.21	Employment Agreement by and between BKFS I Services, LLC and Anthony M. Jabbour, effective as of April 1, 2018 (1)

10.22
Amendment to the Restricted Stock Award Agreement (Subject to Time-Based Restriction) (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Black Knight Financial Services, Inc. on November 3, 2016 (No. 001-37394))

10.23
Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement (2015) under Black Knight Financial Services, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.33 to the Form 10-K filed by Black Knight Financial Services, Inc. on February 26, 2016 (No. 001-37394)) (1)

10.24
Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement (2016) with a 3 year vesting under Black Knight Financial Services, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.34 to the Form 10-K filed by Black Knight Financial Services, Inc. on February 26, 2016 (No. 001-37394)) (1)

10.25
Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement (2016) with a 4 year vesting under Black Knight Financial Services, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.35 to the Form 10-K filed by Black Knight Financial Services, Inc. on February 26, 2016 (No. 001-37394)) (1)

10.26
Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement (2017) with a 3 year vesting under Black Knight Financial Services, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.40 to the Form 10-K filed by Black Knight Financial Services, Inc. on February 24, 2017 (No. 001-37394)) (1)

10.27
Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement (2017) with a 4 year vesting under Black Knight Financial Services, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.41 to the Form 10-K filed by Black Knight Financial Services, Inc. on February 24, 2017 (No. 001-37394)) (1)

10.28	Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement (2018) under Black Knight, Inc. Amended and Restated 2015 Omnibus Incentive Plan (1)

10.29
First Amendment to Credit and Guaranty Agreement, dated as of February 27, 2017, by and among Black Knight InfoServ, LLC, a Delaware limited liability company, as the borrower, and JPMorgan Chase Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Black Knight Financial Services, Inc. on March 2, 2017 (No. 001-37394))

10.30
Second Amendment to Credit and Guaranty Agreement, dated as of April 26, 2017, by and among Black Knight InfoServ, LLC, a Delaware limited liability company, as the borrower, and JPMorgan Chase Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Black Knight Financial Services, Inc. on April 27, 2017 (No. 001-37394))

10.31
Interest Exchange Agreement, dated as of June 8, 2017, by and among Black Knight Financial Services, Inc., Black Knight Holdco Corp., THL Equity Fund VI Investors (BKFS-LM), LLC and THL Equity Fund VI Investors (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Black Knight Financial Services, Inc. on June 9, 2017 (No. 001-37394))

10.32
Amended and Restated Employment Agreement by and between Joseph M. Nackashi and BKFS I Management, Inc. effective July 17, 2017 (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Black Knight Financial Services, Inc. on July 28, 2017 (No. 001-37394)) (1)

10.33	Black Knight, Inc. Amended and Restated 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to the Form 8-K filed by Black Knight, Inc. on October 2, 2017 (No. 001-37394)) (1)

10.34	Black Knight, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.2 to the Form S-8 Registration Statement filed by Black Knight, Inc. on October 3, 2017 (No. 333-205784))

10.35	Black Knight 401(k) Profit Sharing Plan (incorporated by reference to Exhibit 99.1 to the Form S-8 Registration Statement filed by Black Knight, Inc. on October 3, 2017 (No. 333-220786))

21.1	Subsidiaries of the Registrant

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101	Interactive Data Files

(1)	A management or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(c) of Form 10-K.