Form 10-K/A
period 2017-12-31
Black Knight, Inc.
filed 2018-04-26
CIK 1627014

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-37394

Black Knight, Inc.

(Exact name of registrant as specified in its charter)

Delaware	81-5265638
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

601 Riverside Avenue
Jacksonville, Florida 32204	(904) 854-5100
(Address of principal executive offices, including zip code)	(Registrant’s telephone number,
including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the shares of Black Knight Financial Services, Inc. Class A common stock held by non-affiliates of the registrant as of June 30, 2017 was $1,075,956,664 based on the closing price of $40.95 as reported by the New York Stock Exchange.

As of April 16, 2018, there were 149,411,523 shares of Black Knight, Inc. common stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) on Form 10-K/A is being filed with respect to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the Securities and Exchange Commission on February 23, 2018 (the “Form 10-K”). This Amendment updates Part III in its entirety to contain the information required therein.

Except for the changes to Part III and the filing of related certifications added to the list of Exhibits in Part IV, this Amendment makes no changes to the Form 10-K. This Amendment does not reflect events occurring after the filing of the Form 10-K or modify disclosures affected by subsequent events.

BLACK KNIGHT, INC.
FORM 10-K/A

i

PART III

Item 10.                          DIRECTORS AND OFFICERS OF THE REGISTRANT

Certain Information about our Directors

Certain biographical information for our directors is below.

Class III Directors — Term Expiring 2018

Name	Position with Black Knight	Age
William P. Foley, II	Executive Chairman Chairman of the Corporate Governance and Nominating Committee	73
Thomas M. Hagerty	Member of the Compensation and Corporate Governance and Nominating Committees	55

William P. Foley, II has served as our Executive Chairman since December 2014, and served as the Executive Chairman of Black Knight Financial Services, LLC (BKFS LLC) from January 2014 until our initial public offering, or IPO, in May 2015. Mr. Foley has served as Chairman of the board of directors of FNF since 1984, and served as Executive Chairman of Fidelity National Financial, Inc. (FNF) from October 2006 until January 2016. Mr. Foley served as Chief Executive Officer of FNF from 1984 until May 2007 and as President of FNF from 1984 until December 1994. Mr. Foley served as Vice Chairman of the board of directors of Fidelity National Information Services, Inc. (FIS) from March 2012 through May 2017. Prior to that, he served as Executive Chairman of FIS from February 2006 through February 2011 and as non-executive Chairman of FIS from February 2011 to March 2012. Mr. Foley has also served as Co-Executive Chairman of FGL Holdings since April 2016, and as Executive Chairman of Cannae Holdings, Inc. (Cannae) since July 2017. Mr. Foley served as the Chairman of the board of directors of Lender Processing Services, Inc. (LPS) from July 2008 until March 2009, and, within the past five years has served as a director of Remy International, Inc. Mr. Foley also serves on the boards of directors of The Foley Family Charitable Foundation, Inc. and the Cummer Museum of Arts and Gardens, and is a founder, trustee and director of The Folded Flag Foundation, Inc. Mr. Foley also is Chairman, CEO and President of Foley Family Wines Holdings, Inc., which is the holding company of numerous vineyards and wineries located in the U.S. and in New Zealand, and Executive Chairman and Chief Executive Officer of Black Knight Sports and Entertainment LLC, which is the company that owns the Vegas Golden Knights, a National Hockey League team. After receiving his B.S. degree in engineering from the United States Military Academy at West Point, Mr. Foley served in the U.S. Air Force, where he attained the rank of captain.

Mr. Foley’s qualifications to serve on our Board include more than 30 years as a director and executive officer of FNF, his experience as a board member and executive officer of public and private companies in a wide variety of industries, and his strong track record of building and maintaining shareholder value and successfully negotiating and implementing mergers and acquisitions.

Thomas M. Hagerty has served on Black Knight’s board of directors since December 2014 and served on the board of managers of BKFS LLC from January 2014 until our IPO in 2015. In addition, Mr. Hagerty has served as a director of FNF since 2005. Mr. Hagerty is a Managing Director of Thomas H. Lee Partners, L.P. (THL), which he joined in 1988. Mr. Hagerty currently serves as a director of FNF, FleetCor Technologies, Ceridian HCM Holdings, Inc. and FIS. Mr. Hagerty formerly served on the boards of First Bancorp and MoneyGram International.

Mr. Hagerty’s qualifications to serve on our board of directors include his managerial and strategic expertise working with large growth-oriented companies as a Managing Director of THL, a leading private equity firm, and his experience in enhancing value at such companies, along with his expertise in corporate finance.

Class I Directors—Term Expiring 2019

Name	Position with Black Knight	Age
David K. Hunt	Member of the Audit and Risk Committees	72
Ganesh B. Rao	Member of the Risk Committee	41

David K. Hunt has served on Black Knight’s board of directors since December 2014 and served on the board of managers of BKFS LLC from April 2014 until our IPO in May 2015. In addition, Mr. Hunt has served as a director of FIS since June 2001 and served as a director of LPS from February 2010 until January 2014, when LPS was acquired by FNF. Since December 2005, Mr. Hunt has been a private investor. He previously served as the non-executive Chairman of the Board of OnVantage, Inc. from October 2004 until December 2005. From May 1999 to October 2004, he served as the Chairman and Chief Executive Officer of PlanSoft Corporation, an internet-based business-to-business solutions provider in the meeting and convention industry.

Mr. Hunt’s qualifications to serve on our board of directors include his long familiarity with our business and industry that he acquired as a director of LPS and FIS, as well as Mr. Hunt’s prior services as chairman of LPS’ risk and compliance committee and his deep understanding of the regulatory environment and other challenges facing our industry.

Ganesh B. Rao has served on our board of directors since December 2014 and served on the board of managers of BKFS LLC from January 2014 until our IPO in May 2015. Mr. Rao is a Managing Director of THL, which he joined in 2000. Prior to joining THL, Mr. Rao worked at Morgan Stanley & Co. Incorporated in the Mergers & Acquisitions Department. Mr. Rao also worked at Greenlight Capital, a hedge fund. Mr. Rao is currently a director of Ceridian HCM Holdings, Inc., MoneyGram International, Prime Risk Partners and Ten-X, LLC. Mr. Rao is a former director of Nielsen Holdings, N.V.

Mr. Rao’s qualifications to serve on our board of directors include his managerial and strategic expertise working with large growth-oriented companies as a Managing Director of THL, and his experience with enhancing value at such companies, along with his expertise in corporate finance.

Class II Directors—Term Expiring 2020

Name	Position with Black Knight(1)	Age
Richard N. Massey	Chairman of the Compensation Committee and member of the Audit Committee	62
John D. Rood	Chairman of the Audit and Risk Committees	63

Richard N. Massey has served on Black Knight’s board of directors since December 2014 and served on the board of managers of BKFS LLC from January 2014 until our IPO in May 2015. In addition, Mr. Massey has served as a director of FNF since February 2006. Mr. Massey has been a partner in Westrock Capital, LLC, a private investment partnership, since January 2009. Mr. Massey was Chief Strategy Officer and General Counsel of Alltel Corporation from January 2006 to January 2009. From 2000 until 2006, Mr. Massey served as Managing Director of Stephens Inc., a private investment bank, during which time his financial advisory practice focused on software and information technology companies. Mr. Massey also serves as a director of FGL Holdings and a director of the Oxford American Literary Project and as Chairman of the Board of the Arkansas Razorback Foundation. Mr. Massey formerly served as a director of FIS and Bear State Financial, Inc.

Mr. Massey’s qualifications to serve on our board of directors include his experience in corporate finance and investment banking and as a financial and legal advisor to public and private businesses, as well as his expertise in identifying, negotiating and consummating mergers and acquisitions.

John D. Rood has served on Black Knight’s board of directors since December 2014 and served on the board of managers of BKFS LLC from January 2014 until our IPO in May 2015. Mr. Rood is the founder and Chairman of The Vestcor Companies, a real estate firm with 30 years of experience in multifamily development and investment. In addition, Mr. Rood has served on the board of FNF since May 2013. From 2004 to 2007, Mr. Rood served as the US Ambassador to the Commonwealth of the Bahamas. Mr. Rood previously served on the board of Alico, Inc., and currently serves on several private boards. He was appointed by Governor Jeb Bush to serve on the Florida Fish and Wildlife Commission where he served until 2004. He was appointed by Governor Charlie Crist to the Florida Board of Governors, which oversees the State of Florida University System, where he served until 2013. Mr. Rood was appointed by Mayor Lenny Curry to the JAXPORT Board of Directors, where he served from October 2015 to July 2016. Governor Rick Scott appointed Mr. Rood to the Florida Prepaid College Board in July 2016, where Mr. Rood serves as Chairman of the Board, and to the Enterprise Florida, Inc. board of directors in September 2016. Mr. Rood has participated in numerous risk and audit training programs with KPMG, Booz Allen and the National Association of Corporate Directors, or NACD.  He is a Board Leadership Fellow with NACD.

Mr. Rood’s qualifications to serve on our board of directors include his experience in the real estate industry, his leadership experience as a United States Ambassador, his financial literacy and his experience as a director on boards of both public and private companies.

Certain Information About our Executive Officers

The executive officers of the Company are set forth in the table below, together with biographical information, except for Mr. Foley, whose biographical information is included in this Annual Report on Form 10-K under the section titled “Certain Information about our Directors.”

Name	Position with Black Knight	Age
William P. Foley, II	Executive Chairman of the Board	73
Anthony M. Jabbour	Chief Executive Officer	50
Joseph M. Nackashi	President	54
Kirk T. Larsen	Executive Vice President and Chief Financial Officer	46
Anthony Orefice	Executive Vice President and Chief Operating Officer	57
Michael L. Gravelle	Executive Vice President, General Counsel and Corporate Secretary	56

Anthony M. Jabbour has served as our Chief Executive Officer since April 2018. Prior to joining Black Knight, Mr. Jabbour served as Corporate Executive Vice President and Co-Chief Operating Officer of FIS from December 2015 through December 2017. Mr. Jabbour served as Corporate Executive Vice President of the Integrated Financial Solutions segment of FIS from February 2015 until December 2015. Mr. Jabbour served as Executive Vice President of the North America Financial Institutions division of FIS from February 2011 to February 2015. Prior to that, Mr. Jabbour held positions of increasing responsibility in operations and delivery from the time he joined FIS in 2004. Prior to joining FIS, Mr. Jabbour worked for Canadian Imperial Bank of Commerce and for IBM’s Global Services group managing complex client projects and relationships.

Mr. Jabbour’s qualifications to serve on the Black Knight board of directors include his extensive experience in leadership roles with financial services companies, resulting in his deep knowledge of our business and industry and strong leadership abilities.

Joseph M. Nacksahi.  Mr. Nackashi has served as our President since July 2017. Mr. Nackashi previously served as President of our Servicing Software division since January 2014, and served as our Chief Information Officer from January 2014 until June 2015. Mr. Nackashi previously served as Executive Vice President and Chief Information Officer of LPS from July 2008 until LPS was acquired by FNF in January 2014.

Kirk T. Larsen.  Mr. Larsen has served as our Executive Vice President and Chief Financial Officer since December 2014 and served as Executive Vice President and Chief Financial Officer of BKFS LLC since January 2014. Mr. Larsen also served as Executive Vice President and Chief Financial Officer of ServiceLink from January 2014 to April 2015. Prior to joining BKFS LLC, Mr. Larsen served as the Corporate Executive Vice President, Finance and Treasurer of FIS from July 2013 until December 2013 and as Senior Vice President and Treasurer from October 2009 until July 2013.

Anthony Orefice.  Mr. Orefice has served as our Executive Vice President and Chief Operating Officer since December 2014 and as Executive Vice President and Chief Operating Officer for BKFS LLC since January 2014. Prior to that, Mr. Orefice served as an associate partner at the technology consulting firm Booz Allen Hamilton from 2011 to 2013.

Michael L. Gravelle.  Mr. Gravelle has served as the Executive Vice President, General Counsel and Corporate Secretary of Black Knight since December 2014 and as the Executive Vice President, General Counsel and Corporate Secretary of BKFS LLC since January 2014. Mr. Gravelle has also served as Executive Vice President, General Counsel and Corporate Secretary of FNF since January 2010, and as Executive Vice President, General Counsel and Corporate Secretary of Cannae since July 2017. Mr. Gravelle also served as Executive Vice President, Chief Legal Officer and Corporate Secretary of FIS from January 2010 through January 2013, and Senior Vice President, General Counsel and Corporate Secretary of Remy International, Inc. from February 2013 through March 2015.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors to file reports of their ownership, and changes in ownership, of the Company’s common stock with the Securities and Exchange Commission. Executive officers and directors are required by the Securities and Exchange Commission’s regulations to furnish the Company with copies of all forms they file pursuant to Section 16 and the Company is required to report in this Annual Report on Form 10-K any failure of its directors and executive officers to file by the relevant due date any of these reports during fiscal year 2017. Based solely upon a review of these reports, we believe all directors and executive officers of the Company complied with the requirements of Section 16(a) in 2017.

Code of Ethics and Business Conduct

Our board of directors has adopted a Code of Ethics for Senior Financial Officers, which is applicable to our Chief Executive Officer, our Chief Financial Officer and our Senior Vice President, Finance, and a Code of Business Conduct and Ethics, which is applicable to all our directors, officers and employees. The purpose of these codes is to: (i) promote honest and ethical conduct, including the ethical handling of conflicts of interest; (ii) promote full, fair, accurate, timely and understandable disclosure; (iii) promote compliance with applicable laws and governmental rules and regulations; (iv) ensure the protection of our legitimate business interests, including corporate opportunities, assets and confidential information; and (v) deter wrongdoing. Our codes of ethics were adopted to reinvigorate and renew our commitment to our longstanding standards for ethical business practices. Our reputation for integrity is one of our most important assets and each of our employees and directors is expected to contribute to the care and preservation of that asset. Under our codes of ethics, an amendment to or a waiver or modification of any ethics policy applicable to our directors or executive officers must be disclosed to the extent required under Securities and Exchange

Commission and/or New York Stock Exchange rules. We intend to disclose any such amendment or waiver by posting it on the Investors page of our website at www.blackknightinc.com.

Copies of our Code of Business Conduct and Ethics and our Code of Ethics for Senior Financial Officers are available for review on the Investors page of our website at www.blackknightinc.com. Shareholders may also obtain a copy of any of these codes by writing to the Corporate Secretary at the address set forth under “Available Information” below.

Audit Committee

The members of our audit committee are David K. Hunt (Chair), Richard N. Massey and John D. Rood. The board has determined that each of the audit committee members is financially literate and independent as required by the rules of the Securities and Exchange Commission and the New York Stock Exchange, and that each of Messrs. Hunt, Massey and Rood is an audit committee financial expert, as defined by the rules of the Securities and Exchange Commission. Our audit committee met a total of eleven times in 2017.

The primary functions of the audit committee include:

•                  appointing, compensating and overseeing our independent registered public accounting firm;

•                  overseeing the integrity of our financial statements and our compliance with legal and regulatory requirements;

•                  discussing the annual audited financial statements and unaudited quarterly financial statements with management and the independent registered public accounting firm;

•                  establishing procedures for the receipt, retention and treatment of complaints (including anonymous complaints) we receive concerning accounting, internal accounting controls, auditing matters or potential violations of law;

•                  approving audit and non audit services provided by our independent registered public accounting firm;

•                  discussing earnings press releases and financial information provided to analysts and rating agencies;

•                  discussing with management our policies and practices with respect to risk assessment and risk management;

•                  reviewing any material transaction between our chief financial officer or senior vice president—finance that has been approved in accordance with our Code of Ethics for Senior Financial Officers, and providing prior written approval of any material transaction between us and our chief executive officer; and

•                  producing an annual report for inclusion in our proxy statement, in accordance with applicable rules and regulations.

The audit committee is a separately designated standing committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended.

Item 11.                          EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS AND EXECUTIVE AND
DIRECTOR COMPENSATION

Compensation Discussion and Analysis

The following discussion and analysis of compensation arrangements should be read with the compensation tables and related disclosures that follow. This discussion contains forward looking statements that are based on our current plans and expectations regarding future compensation programs. Actual compensation programs that we adopt may differ materially from the programs summarized in this discussion. The following discussion may also contain statements regarding corporate performance targets and goals. These targets and goals are disclosed in the limited context of our compensation programs and should not be understood to be statements of management’s expectations or estimates of results or other guidance. We specifically caution investors not to apply these statements to other contexts.

In this compensation discussion and analysis, we provide an overview of our approach to compensating our named executive officers in 2017, including the objectives of our compensation programs and the principles upon which our compensation programs and decisions are based. In 2017, our named executive officers were:

•                                          William P. Foley, II, Executive Chairman

•                                          Thomas J. Sanzone, Chief Executive Officer

•                                          Joseph M. Nackashi, President

•                                          Kirk T. Larsen, Executive Vice President and Chief Financial Officer

•                                          Anthony Orefice, Executive Vice President and Chief Operating Officer

On April 1, 2018, Mr. Sanzone stepped down from his role as Chief Executive Officer and Anthony M. Jabbour was appointed as Chief Executive Officer of Black Knight.

EXECUTIVE SUMMARY

Financial Highlights

On September 29, 2017, FNF completed a tax-free distribution to its FNF Group shareholders of all 83.3 million shares of New BKH Corp., or New BKH, common stock owned by FNF’s subsidiary Black Knight Holdings, Inc., or BKHI. We refer to this distribution as the Spin-Off. Immediately following the Spin-Off, New BKH and BKFS engaged in a series of transactions resulting in the formation of a new publicly-traded holding company, Black Knight, Inc., or Black Knight, which owns all of the outstanding shares of BKFS. In the Spin-Off, holders of FNF Group common stock received approximately 0.30663 shares of Black Knight common stock for each share of FNF Group common stock held at the close of business on September 20, 2017. Our common stock is listed under the symbol “BKI” on the New York Stock Exchange. The distribution is expected to generally be tax-free to FNF Group shareholders for U.S. federal income tax purposes, except to the extent of any cash received in lieu of Black Knight’s fractional shares.

In 2017, we generated revenues of $1,051.6 million (representing growth of 2.5% compared to 2016); net earnings of $254.2 million (representing growth of 91.1% compared to 2016), which includes the $110.9 million income tax benefit related to the revaluation of our net deferred income tax liability as a result of the Tax Cuts and Jobs Act of 2017; and Adjusted EBITDA of $505.8 million (representing growth of 9.2% compared to 2016). Our growth in revenues and Adjusted EBITDA was primarily driven by strong growth in our servicing software business, partially offset by lower volumes in our origination software business as a result of a decline in refinancing originations in our origination software business, and the realignment of our Property Insight business that reduced revenues with no effect on Adjusted EBITDA. While the overall results were solid, revenues and Adjusted EBITDA were below our expectations largely due to delays in certain client implementations that ultimately pushed adjusted revenues and related Adjusted EBITDA out of 2017.

Reflecting the solid financial results, significant new sales wins, and strength of our business model, our shares have outperformed broad market and sector indices since we completed our initial public offering on May 26, 2015. The closing price of our stock on December 29, 2017 was $44.15, an increase of 62.9% above the closing price on May 20, 2015, the date Black Knight Financial Services, Inc. Class A common stock commenced trading on the New York Stock Exchange. These results compare to a total return of 32.9% for the S&P 500 and 56.6% for the S&P North American Technology Sector Index for the period from May 20, 2015 to December 29, 2017.

Adjusted EBITDA is a non-GAAP financial measure. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Performance Metrics” on pages 38 and 39 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for a reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure.

Our Compensation Programs are Driven by Our Business Objectives

Our compensation committee believes it is important to reward our executives for strong performance in an industry with significant operational and regulatory challenges, and to incentivize them to continue to take actions to deliver strong results for our investors by expanding our client relationships, continuing to innovate our solutions set and pursuing new market opportunities. At the same time, our compensation committee believes it is important to disincentivize our executives from taking unnecessary risks. The compensation committee believes that our compensation programs are structured to foster these goals.

We believe that our executive compensation programs are structured in a manner to support our company and to achieve our business objectives. For 2017, our executive compensation approach was designed with the following goals:

•                  Sound Program Design.  We designed our compensation programs to fit with our company, our strategy and our culture. There are many facets and considerations that enter into this equation, some of which are discussed below in “—Compensation Best Practices.” Consequently, we aim to deliver a sound compensation program, reflecting a comprehensive set of data points and supporting our success.

•                  Pay for Performance.  We designed our compensation programs so that a substantial majority of our executives’ compensation is tied to our performance. We used pre-defined performance goals under our cash-based Black Knight, Inc. Incentive Plan, or the Annual Incentive Plan, to make pay-for-performance the key driver of the cash compensation levels paid to our named executive officers. For 2017, the corporate performance measures for our Annual Incentive Plan included Adjusted Revenues and Adjusted EBITDA. These performance measures are key components in the way we and our investors view our operating success and are highly transparent and objectively determinable. To complement the Annual Incentive Plan, we used performance-based restricted stock awards in 2017. These grants tie executives to our shareholder return and our operating performance over the long term. Also, these performance-based awards are linked to our executive stock ownership guidelines, where together the grants and the guidelines strongly promote long term stock ownership and provide direct alignment with our shareholders.

•                  Competitiveness.  Total compensation is intended to be competitive in order to attract, motivate and retain highly qualified and effective executives who can build shareholder value over the long term. The level of pay our compensation committee sets for each named executive officer is influenced by the executive’s leadership abilities, scope of responsibilities, experience, effectiveness, and individual performance achievements, as well as a detailed assessment of the compensation paid by our peers.

•                  Incentive Pay Balance.  We believe the portion of total compensation contingent on performance should increase with an executive’s level of responsibility. Annual and long-term incentive compensation opportunities should reward the appropriate balance of short- and long-term financial and strategic business results. Long-term incentive compensation opportunities should significantly outweigh short-term cash-based opportunities. Annual objectives should be compatible with sustainable long-term performance.

•                  Investor Alignment and Risk Assumption.  We place a strong emphasis on delivering long-term results for our investors and clients and discourage excessive risk-taking by our executive officers.

•                  Good Governance.  Good compensation governance plays a prominent role in our approach to compensation. As discussed in the next section, our compensation committee, the Chairman of our Compensation Committee and our Chief Executive Officer review current trends in compensation governance and adopt policies that work for us.

We believe it is important to deliver strong results for our investors and clients, and we believe our practice of linking compensation with corporate performance will help us to accomplish that goal.

Compensation Best Practices

We take a proactive approach to compensation governance. Our compensation committee regularly reviews our compensation programs and makes adjustments that it believes are in the best interests of the company and our investors. As part of this process, our compensation committee reviews compensation trends and considers current best practices, and makes changes in our compensation programs when the committee deems it appropriate, all with the goal of continually improving our approach to executive compensation. We are also committed to hearing and responding to the views of our shareholders. Throughout 2017, our officers met with investors on numerous occasions, both in group and one-on-one settings. The investors with whom we met in 2017 represented 9 of our top 15 shareholders, who collectively owned more than 35% of our shares as of December 31, 2017 (excluding shares owned by THL). At these meetings, our officers discuss a variety of topics, including our operational and stock performance, corporate governance and executive compensation matters. We report and discuss these meetings with our board or applicable board committees, as appropriate. Our compensation programs include the following notable best practices:

Things We Do:	Things We Don’t Do:

☒Set a high ratio of performance-based compensation to total compensation, and a low ratio of non-performance-based compensation, including fixed benefits, perquisites and salary, to total compensation.

☒ Provide tax gross-ups or reimbursement of taxes on perquisites.
☒Adopted aggressive stock ownership guidelines and linked the guidelines to a holding period requirement for executives and directors who have not met the guidelines.	☒ We do not permit the re-pricing of stock options or any equivalent form of equity incentive.
☒Clawback any overpayments of incentive-based or equity-based compensation that were attributable to restated financial results.	☒ Have multi-year guarantees for salary increases, non-performance based bonuses or guaranteed equity compensation in our executive employment agreements.
☒Our compensation committee sets maximum levels of awards payable under our Annual	☒ Employment agreements do not allow tax gross-ups for compensation paid due to a change of control and do not contain single trigger

Incentive Plan, and our equity incentive plan has a limited award pool.	severance payment arrangements related to a change of control.

☒Our long-term equity incentive awards utilize a vesting schedule of at least three years, and awards granted under our omnibus incentive plan vest no sooner than one-year after the grant date, except in the case of unanticipated, early vesting due to death, disability or a change in control, with a standard carveout for awards relating to no more than 5% of the plan’s share reserve.

☒Use a performance-based vesting provision in restricted stock grants to our officers, including our named executive officers.
☒Pay dividends or dividend equivalents only on equity awards that vest.
☒Separate the positions of Chief Executive Officer and Executive Chairman.
☒Limit perquisites.
☒Our compensation committee uses an independent compensation consultant who reports solely to the compensation committee and does not provide separate services to management.

OVERVIEW OF OUR COMPENSATION PROGRAMS

Principal Components of Compensation

We link a significant portion of each named executive officer’s total annual compensation to performance goals that are intended to deliver measurable results. Executives are generally rewarded only when and if the pre-established performance goals are met or exceeded. We also believe that material ownership stakes for executives assist in aligning executives’ interests with those of shareholders and strongly motivates executives to build long-term value. We structure our compensation programs to assist in creating this link.

The following chart illustrates the principal elements of our named executive officer compensation program in 2017:

Fixed Compensation	Short-Term Incentives	Long-Term Incentives
Base Salary	Annual Cash Incentive	Performance-Based Restricted Stock	Benefits
Fixed cash component with annual merit increase opportunity based on individual performance results.	Annual cash award for profitability, growth and operating strength during the year.

Annual restricted stock grants with service and performance-based vesting conditions tied to operating strength and efficiency. Restricted stock vesting is also tied to our stock ownership guidelines to promote significant long term stock ownership.

Employee stock purchase plan; 401(k) plan and deferred compensation plan; and limited perquisites.

Link To Performance	Link To Performance	Link to Performance
Individual performance	Adjusted Revenues and Adjusted EBITDA	Adjusted EBITDA and Shareholder Returns

The principal components of our executive compensation program for 2017 were base salaries, annual cash incentives under our Annual Incentive Plan, and long-term performance-based equity incentive awards. In 2017, our compensation committee placed heavy emphasis on the at-risk, performance-based components of performance-based cash incentives and performance-based equity incentive awards. The compensation committee determined the appropriate value of each component of compensation after considering each executive’s level of responsibility, the individual skills, experience and potential contribution of each executive, and the ability of each executive to impact Company-wide performance and create long-term value. As shown in the table below, on average, approximately 84% of total compensation was based on performance-based incentives and benefits comprised less than 2% of total compensation.

The compensation committee believes a significant portion of an executive officer’s compensation should be allocated to compensation that effectively aligns the interests of our executives with the long-term interests of our investors. In particular, with respect to Messrs. Foley and Sanzone, our compensation committee considered the critical role they play in our organization, especially with respect to achieving our strategic goals and long-term growth and success, and the paramount importance of retaining their services and continued focus and dedication. The structure and terms of the compensation provided to Messrs. Foley and Sanzone is also reflective of the role they play within our organization, with the substantial majority being performance-based contingent upon achievement of specified performance objectives.

Allocation of Total Compensation for 2017

The following tables show the allocation of 2017 total compensation for our named executive officers, as reported in the Summary Compensation Table below, among the various components. The compensation committee believed this allocation to be appropriate after consideration of the factors described above.

Name	Salary	Performance- Based Restricted Stock	Annual Cash Incentive	Benefits & Other Compensation	Total Compensation	Performance Based Compensation(1)
William P. Foley, II	6.2%	79.3%	9.0%	5.5%	100%	88.3%
Thomas J. Sanzone	10.5%	76.9%	12.2%	0.4%	100%	89.1%
Joseph M. Nackashi	16.2%	71.8%	10.4%	1.6%	100%	82.2%
Kirk T. Larsen	19.9%	67.0%	11.7%	1.4%	100%	78.7%
Anthony Orefice	16.4%	73.8%	9.6%	0.2%	100%	83.4%

(1)                                 Calculated from Total Compensation, less the amounts included in “Salary” and “Benefits and Other Compensation.”

Analysis of Compensation Components

Note that the financial measures used as performance targets for our named executive officers described in this discussion are non-GAAP measures and differ from the comparable GAAP measures reported in our financial statements. We explain how we use these non-GAAP measures in our discussions about incentives below.

Base Salary

Base salaries reflect the fixed component of the compensation for an executive officer’s ongoing contribution to the operating performance of his or her area of responsibility. We provide our named executive officers with base salaries that are intended to provide them with a level of assured, regularly paid cash compensation that is competitive and reasonable. Messrs. Foley’s and Sanzone’s 2017 base salaries were unchanged from 2016.  In March of 2017, Messrs. Larsen’s and Orefice’s base salaries were increased from $435,000 and $425,000, respectively, to $450,000 per year based on an assessment of their performance and importance to the company, and the company’s performance under their leadership. In connection with Mr. Nackashi’s promotion to President in July 2017, his base salary was increased to $600,000 in recognition of his additional responsibilities in his new role and in accordance with his amended and restated employment agreement. Our compensation committee reviews salary levels annually as part of our performance review process, as well as in the event of promotions or other changes in our named executive officers’ positions or responsibilities. When establishing base salary levels, our compensation committee considers the peer compensation data provided by our compensation consultant, Strategic Compensation Group, LLC, or SCG, as well as a number of qualitative factors, including the named executive officer’s experience, knowledge, skills, level of responsibility and performance.

Annual Performance-Based Cash Incentive

In 2017, we awarded annual cash incentive opportunities to each named executive officer under our Annual Incentive Plan. We use the Annual Incentive Plan to provide a form of at-risk, performance-based pay that is focused on achievement of critical, objectively measureable, financial objectives. These financial objectives are tied to our annual budget and our strategic planning process, which provide the basis for communicating our performance expectations to our shareholders. It is reviewed in detail and approved by our board. The 2017 annual cash incentives were conditioned upon the achievement of pre-defined financial objectives for fiscal year 2017, which were determined by our compensation committee. The payout formula under our incentive plans are based on objective (and not subjective) criteria, except with regard to negative discretion, where the compensation committee has the authority to reduce (but not increase) an executive’s incentive. The performance measures used under our incentive plans are formulaic, established by the compensation committee in writing not later than 90 days into the applicable performance period, and, as applicable, payment amounts are determined based on the audited and reported financial results.

Our annual cash incentives play an important role in our approach to total compensation. They motivate participants to work hard and proficiently toward improving our operating performance and achieving our business plan for a fiscal year, and require that we achieve defined annual financial performance goals before participants become eligible for an incentive payout. We believe that achieving our financial objectives is a result of executing our business strategy, strengthening our services and solutions, improving client satisfaction and gaining new clients, and is important to delivering long-term value for our shareholders. In addition, the cash incentive program helps to attract and retain a highly qualified workforce and to maintain a market competitive compensation program.

In the first quarter of 2017, our compensation committee approved the 2017 fiscal year financial performance objectives and a target incentive opportunity for our named executive officers as well as the potential incentive opportunity range for threshold and maximum performance. No annual incentive payments are payable to an executive officer if the pre-established, threshold performance levels are not met, and payments are capped at the maximum performance payout level. Award targets under the Annual Incentive Plan were established by our compensation committee as described above for our executive officers as a percentage of each individual’s base salary. Our named executive officers’ 2017 target incentive opportunities were the same as their 2016 target incentive opportunities.

The amount of the annual incentives actually paid depends on the level of achievement of the pre-established goals as follows:

•                  If threshold performance is not achieved, no incentive will be paid.

•                  If threshold performance is achieved, the incentive payout will equal 50% of the executive officer’s target incentive opportunity.

•                  If target performance is achieved, the incentive payout will equal 100% of the executive officer’s target incentive opportunity.

•                  If maximum performance is achieved, the incentive payout will equal 200% of the executive officer’s target incentive opportunity, except for Mr. Foley, whose maximum incentive payout is equal to 300% of his target incentive opportunity.

•                  Between these levels, the payout is prorated.

Threshold performance levels were established to challenge our executive officers. Maximum performance levels were established to limit annual incentive awards so as to avoid excessive compensation while encouraging executives to reach for performance beyond the target levels. An important tenet of our pay for performance philosophy is to utilize our compensation programs to motivate our executives to achieve performance levels that reach beyond what is expected of us as a company.

Target performance levels are intended to be difficult to achieve, but not unrealistic. The performance targets were based on discussions between management and our compensation committee. In setting 2017 performance metrics, our compensation committee considered our long-term strategic plan and our 2017 business plan with additional consideration given to prior year performance (with the 2017 target goals set above 2016 achievement).

The 2017 performance metrics were Adjusted Revenues and Adjusted EBITDA, weighted 40% and 60%, respectively. The percentage weight of each performance metric equates to the maximum percentage of incentive awards payable upon achieving the threshold, target or maximum performance level determined for such performance metric. The relative percentage weights for the performance metrics sum to 100%, and therefore 100% of the annual incentive awards would potentially be payable if target performance levels were achieved for both of the 2017 performance metrics.

These performance metrics are among the most important measures in evaluating the financial performance of our business, and they can have a significant effect on long-term value creation and the investing community’s expectations. In the following table, we explain how we calculate the performance measures and why we use them.

Performance Measure	Weight	How Calculated	Reason for Use
Adjusted Revenues	40%

We define Adjusted Revenues as Revenues adjusted to include the revenues that were not recorded by Black Knight during the respective period due to the deferred revenue purchase accounting adjustment recorded in accordance with GAAP. For annual incentive purposes, we also exclude the effect of acquisitions and divestitures.

Adjusted Revenues is an important measure of our growth, our ability to satisfy our clients and gain new clients and the effectiveness of our services and solutions. Adjusted Revenues is widely followed by investors.

Adjusted EBITDA	60%

We define Adjusted EBITDA as Net earnings, with adjustments to reflect the addition or elimination of certain income statement items including, but not limited to (i) Depreciation and amortization; (ii) Interest expense; (iii) Income tax (benefit) expense; (iv) Other expense, net; (v) Loss (gain) from discontinued operations, net of tax; (vi) the deferred revenue purchase accounting adjustment recorded in accordance with GAAP; (vii) equity-based compensation, including related payroll taxes; (viii) costs associated with debt and/or equity offerings, including the Spin-Off; and (ix) spin-off related transition costs. For annual incentive purposes, we also exclude the effect of acquisitions and divestitures.

Adjusted EBITDA reflects our operating strength and efficiency. It also reflects our ability to convert revenue into operating profits for shareholders. Adjusted EBITDA is a common basis for enterprise valuation by investment analysts and is widely followed by investors.

Adjusted Revenues and Adjusted EBITDA are non-GAAP financial measures that we believe are useful to investors in evaluating our overall financial performance. We believe these measures provide useful information about operating results, enhance the overall understanding of past financial performance and future prospects and allow for greater transparency with respect to key metrics used by management in its financial and operational decision making.

Set forth below are the relative percentage weights of the 2017 performance metrics, the threshold, target and maximum performance levels for each performance metric and 2017 performance results. Our compensation committee set the Adjusted Revenue and Adjusted EBITDA targets for the 2017 incentives above 2016 actual results, reflecting the committee’s commitment to using rigorous goals that incentivize and reward continued growth in these important measures. For information on the ranges of possible payments under our Annual Incentive Plan, see “—Grants of Plan-Based Awards” under the column “Estimated Possible Payouts Under Non-Equity Incentive Plan Awards.” Dollar amounts are in millions.

Performance Metric	Weight	Threshold	Target	Maximum	Performance Result(1)	Payout Factor
Adjusted Revenues	40%	$1,054.0	$1,070.1	$1,086.2	$1,056.1	56.5%
Adjusted EBITDA	60%	$504.1	$517.0	$529.9	$506.4	58.9%

(1)                                 Adjusted EBITDA reflects an adjustment of $0.6 million related to incremental expenses from stand-alone insurance policies that were put in place as a result of the Spin-Off.

The table below shows each named executive officer’s 2017 target incentive opportunity and the amounts actually paid under the Annual Incentive Plan. We set our performance targets based upon our our business plan for the year, which includes certain assumptions relating to, among other things, client implementations. Although we achieved solid financial performance in 2017, the total incentive earned was below 100% of the target opportunities largely due to delays in certain client implementations that ultimately pushed Adjusted revenues and related Adjusted EBITDA out of 2017.

Name	2017 Base Salary	2017 Annual Incentive Target	2017 Incentive Pay Target	Actual Performance Multiplier	2017 Total Incentive Earned

William P. Foley, II	$600,000	250%	$1,500,000	58.0%	$870,000
Thomas J. Sanzone	$750,000	200%	$1,500,000	58.0%	$870,000
Joseph M. Nackashi	$600,000	100%	$600,000	58.0%	$348,000
Kirk T. Larsen	$450,000	100%	$450,000	58.0%	$261,000
Anthony Orefice	$450,000	100%	$450,000	58.0%	$261,000

Long-Term Equity Incentives

Performance-Based Restricted Stock

We typically approve our long-term equity incentive awards during the first quarter as the compensation committee begins its consideration of our compensation strategy for the year. In February 2017, we used our Omnibus Incentive Plan to grant long-term incentive awards to our executive officers in the form of performance-based restricted stock. The performance-based restricted stock awards granted in 2017 vest over four years (three years for Mr. Foley) based on continued employment with us and provided we achieve a performance target of Adjusted EBITDA of $464 million for the period of January 1, 2017 to December 31, 2017. The Adjusted EBITDA goal of $464 million exceeds our 2016 actual Adjusted EBITDA. We achieved Adjusted EBITDA, adjusted as described above for purposes of the awards, of $506.4 million for this period. The awards were designed with a primary objective of creating a long-term retention incentive, the value of which is tied to our stock price performance, and a secondary objective of requiring that management achieve Adjusted EBITDA results that were equal to or better than the prior year performance.

We selected Adjusted EBITDA because it is one of the most important measures in evaluating our operating strength and efficiency. It also reflects our ability to convert revenue into operating profits for shareholders and our progress toward achieving our long-term strategy. It is a key measure used by investors and has a significant effect on our long-term stock price. For our performance-based restricted stock, Adjusted EBITDA is calculated as noted above, under “Annual Performance-Based Cash Incentive.”

Credit is provided for any dividends paid on unvested shares, but payment of those dividends is subject to the same vesting requirements as the underlying shares—in other words, if the underlying shares do not vest, the dividends are forfeited. We have not paid any cash dividends to date and have no current plans to pay any cash dividends for the foreseeable future.

We Promote Long-Term Stock Ownership for our Executives

Our named executive officers and our board of directors maintain significant long-term investments in our company. Collectively, as reported in the table “Security Ownership of Management and Directors,” they beneficially own an aggregate of 9,389,218 shares of our common stock (excluding shares owned by THL), which represents 6.3% of our outstanding common stock. The fact that our executives and directors hold such a large investment in our shares is part of our culture and our compensation philosophy. Management’s sizable investment in our shares aligns their economic interests directly with the interests of our shareholders, and their wealth will rise and fall as our share price rises and falls. This promotes teamwork among our management team and strengthens the team’s focus on achieving long-term results and increasing shareholder return.

We have formal stock ownership guidelines for all corporate officers, including our named executive officers and members of our board of directors. The guidelines were established to encourage such individuals to hold a multiple of their base salary (or annual retainer) in our common stock and, thereby, align a significant portion of their own economic interests with those of our shareholders.  Further, the award agreements for our 2017 restricted stock awards provide that our executives who do not hold shares of our stock with a value sufficient to satisfy the applicable stock ownership guidelines must retain 50% of the shares acquired as a result of the lapse of vesting restrictions until the executive satisfies the applicable stock ownership guideline. The ownership levels are shown in the “Security Ownership of Management and Directors” table above. The guidelines call for the executive to reach the ownership multiple within four years. Shares of restricted stock count toward meeting the guidelines. The guidelines, including those applicable to non-employee directors, are as follows:

Position	Minimum Aggregate Value
Executive Chairman and Chief Executive Officer	7 × base salary
Other Executive Officers	2 × base salary
Members of the Board	5 × annual cash retainer

Each of our named executive officers and non-employee directors met these stock ownership guidelines as of December 31, 2017.

Benefit Plans

We provide retirement and other benefits to our U.S. employees under a number of compensation and benefit plans. Our named executive officers generally participate in the same compensation and benefit plans as our other executives and employees. In addition, our named executive officers are eligible to participate in broad-based health and welfare plans. We do not offer pensions or supplemental executive retirement plans for our named executive officers.

401(k) Plan.  Prior to the Spin-Off, our domestic employees, including our named executive officers, had the opportunity to participate in FNF’s defined contribution savings plan that is intended to be qualified under Section 401(a) of the Internal Revenue Code or FNF 401(k) Plan. The FNF 401(k) Plan contained a cash or deferred arrangement under Section 401(k) of the Internal Revenue Code. Participating employees could contribute up to 40% of their eligible compensation, but not more than statutory limits, generally $18,000 in 2017.

A participant could receive the value of his or her vested account balance upon termination of employment. A participant is always 100% vested in his or her voluntary contributions. Vesting in matching contributions, if any, occurs proportionally each year over three years based on continued employment.

Following the Spin-Off, our domestic employees, including our named executive officers, became eligible to participate in The Black Knight 401(k) Profit Sharing Plan or 401(k) Plan.  The terms of our 401(k) Plan are substantially similar to the terms of the FNF 401(k) Plan.

Employee Stock Purchase Plan.  We maintain an employee stock purchase plan, or ESPP, through which our executives and employees can purchase shares of our common stock through payroll deductions and through matching employer contributions. At the end of each calendar quarter, we make a matching contribution to the account of each participant who has been continuously employed by us or a participating subsidiary for the last four calendar quarters. For officers, including our named executive officers, matching contributions are equal to 1/2 of the amount contributed during the quarter that is one year earlier than the quarter in which the matching contribution was made. The matching contributions, together with the employee deferrals, are used to purchase shares of our common stock on the open market. For information regarding the matching contributions made to our named executive officers in 2017 see “—Summary Compensation Table” under the column “All Other Compensation” and the related footnote.

Deferred Compensation Plan.  Prior to the Spin-Off, our named executive officers were eligible to defer receipt of their compensation under FNF’s nonqualified deferred compensation plan. Following the Spin-Off, our named executive officers became eligible to defer receipt of their compensation under the Black Knight Deferred

Compensation Plan.  None of our named executive officers have deferred compensation allocable to us under FNF’s nonqualified deferred compensation plan or deferred any compensation under the Black Knight Deferred Compensation Plan.

Health and Welfare Benefits.  We sponsor various broad-based health and welfare benefit plans for our employees. We provide all our employees, including our named executive officers, with basic life insurance and the option for additional life insurance. The taxable portion of the premiums on this additional life insurance for our named executive officers is reflected below under “—Summary Compensation Table” under the column “All Other Compensation” and related footnote.

Other Benefits.  We provide few perquisites to our executives. In general, the perquisites provided are intended to help our executives be more productive and efficient and to protect us and the executive from certain business risks and potential threats. The compensation committee regularly reviews the perquisites provided to our executive officers. Further detail regarding executive perquisites in 2017 can be found in the “—Summary Compensation Table” under the column “All Other Compensation” and the related footnote.

Employment Agreements and Post-Termination Compensation and Benefits

We have entered into employment agreements with our named executive officers. These agreements provide us and the executives with certain rights and obligations following a termination of employment, and in some instances, following a change of control. We believe these agreements are necessary to protect our legitimate business interests, as well as to protect the executives in the event of certain termination events.  In July 2017, we entered into an amended and restated employment agreement with Mr. Nackashi to reflect his new role as President.  For a discussion of the material terms of the agreement, see the narrative following “—Grants of Plan-Based Awards” and “—Potential Parachute Payments Upon Termination or Change in Control.”

Role of Compensation Committee, Compensation Consultant and Executive Officers

Our compensation committee is responsible for reviewing, approving and monitoring all compensation programs for our named executive officers. Our compensation committee is also responsible for administering our annual cash incentives under our Annual Incentive Plan, our Omnibus Incentive Plan and approving individual grants and awards under those plans for our named executive officers.

Our compensation committee engaged SCG, an independent compensation consultant, to conduct an annual review of our compensation programs for our named executive officers and other key executives and our board of directors. SCG was selected, and its fees and terms of engagement were approved, by our compensation committee. SCG reported directly to the compensation committee, received compensation only for services related to executive compensation issues and neither it nor any affiliated company provided any other services to us. In March 2017, the compensation committee reviewed the independence of SCG in accordance with the rules of the NYSE regarding the independence of consultants to the compensation committee, and affirmed the consultant’s independence.

Our Executive Chairman, Mr. Foley, participated in the 2017 executive compensation process by making recommendations with respect to equity-based incentive compensation awards and Mr. Sanzone’s compensation generally. Our Chief Executive Officer, Mr. Sanzone, made recommendations with respect to his direct reports. In addition, Mr. Gravelle, our Executive Vice President, General Counsel and Corporate Secretary, coordinated with our compensation committee members and the consultant in preparing the committee’s meeting agendas and, at the direction of the committee, assisted SCG in gathering our financial information and information on our executives’ existing compensation arrangements for inclusion in SCG’s reports to our compensation committee. Our executive officers do not make recommendations to our compensation committee with respect to their own compensation.

While our compensation committee carefully considers the information provided by, and the recommendations of, SCG and the individuals who participate in the compensation process, our compensation committee retains complete discretion to accept, reject or modify any compensation recommendations.

Establishing Executive Compensation Levels

We operate in a highly competitive industry and compete with our peers and competitors to attract and retain highly skilled executives within that industry. To attract and retain talented executives with the leadership abilities and skills necessary for building long-term value, motivate our executives to perform at a high level and reward outstanding achievement, our executives’ compensation levels are set at levels that our compensation committee believes to be competitive in our market.

When determining the amount of the various compensation components that each of our named executive officers would receive, our compensation committee considered a number of important qualitative and quantitative factors including:

•                  the named executive officer’s experience, knowledge, skills, level of responsibility and potential to influence our Company’s performance;

•                  the business environment and our business objectives and strategy;

•                  the named executive officer’s ability to impact the Company’s achievement of the goals for which the compensation program was designed, including achieving the Company’s long-term financial goals and increasing shareholder value;

•                  market compensation data provided by the compensation committee’s compensation consultant, with a focus on the 50th percentile; and

•                  other corporate governance and regulatory factors related to executive compensation, including discouraging our named executive officers from taking unnecessary risks.

Our compensation decisions are not formulaic, and the members of our compensation committee did not assign precise weights to the factors listed above. Our compensation committee utilized their individual and collective business judgment to review, assess and approve compensation for our named executive officers. For instance, with respect to Messrs. Foley and Sanzone, our compensation committee considered, as it did when structuring all of their compensation arrangements, the material role they play in our organization, their personal financial positions, and the importance of retaining their services and continued focus and dedication. Our compensation committee recognizes Mr. Foley’s and Mr. Sanzone’s knowledge of, and history and experience in, our industry and our organization, and the key role they have played, and continue to play, in developing and implementing our short-term and long-term business strategies. The relative size of Mr. Foley’s and Mr. Sanzone’s incentives is reflective of our compensation committee’s subjective assessment of the value they add to our organization and its success. The structure and terms of the compensation provided to Mr. Foley and Mr. Sanzone is also reflective of the role they play within our organization, with the majority being performance-based. We believe that the cost of these incentives is outweighed by the immediate and long-term benefits we and our shareholders stand to gain by having Messrs. Foley and Sanzone dedicated, focused and materially aligned financially with our success.

To assist our compensation committee, SCG conducts marketplace reviews of the compensation we pay to our executive officers. It gathers marketplace compensation data on total compensation, which consists of annual salary, annual incentives, long-term incentives, executive benefits, executive ownership levels, overhang and dilution from our Omnibus Incentive Plan, compensation levels as a percent of revenue, pay mix and other key statistics. This data is collected and analyzed twice during the year, once in the first quarter and again in the fourth quarter. The marketplace compensation data provides a point of reference for our compensation committee, but our compensation committee ultimately makes subjective compensation decisions based on all of the factors described above.

For 2017, SCG used two marketplace data sources: (1) general industry companies with revenues between $900 million and $1.5 billion and (2) compensation information for a group of companies, or the peer group. The peer group was based on a revenue range of 1/2 to 2.5 times our projected 2017 revenue (which at the time was estimated to be about $1.1 billion), industry focus, nature and complexity of operations, and because they compete with us for business and/or executive talent.

In addition to the compensation surveys, SCG gathers compensation practices data from independent sources. That data is helpful to the compensation committee when reviewing our executive compensation practices.

The 2017 peer group was consistent with the peer group used by the compensation committee in 2016, except that Global Payments, Inc. and Heartland Payment were deleted because they merged with each other to form a much larger company.  IHS, Inc. was also deleted because it was merged into Markit Ltd.  Neustar, Verifone, and ANSYS, Inc. were added.  The 2017 peer group consisted of:

ANSYS, Inc.	Microstrategy, Inc.
Broadridge Financial	Moneygram International, Inc.
Corelogic, Inc.	MSCI, Inc.
Equifax, Inc.	Neustar
Euronet Worldwide	SS&C Technologies
Fair Isaac Corp.	Total System Services
Fleetcor	Vantiv, Inc.
Informatica Corp.	Verifone
Jack Henry & Associates, Inc.	Verint Systems, Inc.
Verisk Analytics, Inc.

The revenue range of these companies at that time was between $530 million and $3.16 billion, with median revenue of $1.435 billion. This compares to our 2017 revenue estimate at that time of about $1.1 billion.

We primarily focused on the 50th percentile of the data when considering what our named executive officers’ 2017 target total compensation levels should be.

The marketplace compensation information in this discussion is not deemed filed or a part of this compensation discussion and analysis for certification purposes.

Hedging and Pledging Policy

In order to more closely align the interests of our directors and executive officers with those of our shareholders and to protect against inappropriate risk taking, we maintain a hedging and pledging policy, which prohibits our executive officers and directors from engaging in hedging or monetization transactions with respect to our securities, engaging in short term or speculative transactions in our securities that could create heightened legal risk and/or the appearance of improper or inappropriate conduct or holding Black Knight securities in margin accounts or pledging them as collateral for loans without our approval. The policy was originally effective in April 2015. In October 2017, our board granted an exception to our hedging and pledging policy to Mr. Foley to allow him to enter into a forward purchase transaction. In connection with his exception request, Mr. Foley indicated that he had the financial ability to settle the pledge without resort to the pledged Black Knight shares.

In January 2018, Mr. Foley executed the forward purchase transaction with an unaffiliated third party which obligates Mr. Foley to deliver to the buyer up to an aggregate of 1,000,000 shares of Black Knight common stock or, at Mr. Foley’s election, an equivalent amount of cash based on the market price for our common stock at the time of settlement. The transaction will be settled in ten tranches of up to 100,000 shares (or an equivalent amount of cash) on designated dates in January 2021.

The pledged shares represent 0.7% of the outstanding shares of Black Knight common stock and 15% of Mr. Foley’s ownership in Black Knight. These shares are not included in our assessment that Mr. Foley has met our stock ownership guidelines discussed above.

Clawback Policy

In July 2016, our compensation committee adopted a policy to recover any incentive based compensation from our executive officers if we are required to prepare an accounting restatement due to material noncompliance with financial reporting requirements, and the incentive based compensation paid during the preceding three year period would have been lower had the compensation been based on the restated financial results. No clawbacks were made in 2017.

Tax and Accounting Considerations

Our compensation committee considers the effect of tax and accounting treatments when determining executive compensation.

Section 162(m) of the Internal Revenue Code places a limit of $1,000,000 on the amount that can be deducted in any one year for compensation paid to certain executive officers. Before being repealed by the Tax Cuts and Jobs Act in 2017, there was an exception for certain performance-based compensation. Our compensation committee took the deduction limitation under Section 162(m) into account when structuring and approving awards under our Annual Incentive Plan and our Omnibus Incentive Plan in 2017, and designed our named executive officers’ annual incentives and restricted stock awards with the intention that they would qualify for the performance-based compensation exception under Section 162(m). However, there are uncertainties as to the application of Section 162(m), making it possible that a deduction relating to amounts intended to qualify as performance-based compensation may be challenged or disallowed. The Tax Cuts and Jobs Act eliminated the performance-based compensation exception under Section 162(m) for awards that are not grandfathered and it increased the coverage of Section 162(m) to, among other things, include Chief Financial Officers.  These changes will cause more of our named executive officer’s compensation to be non-deductible under Section 162(m) in the future, and eliminate our ability to structure performance-based awards to be exempt from Section 162(m).  We will continue to monitor developments under Section 162(m).

Our compensation committee also considers the accounting effect when structuring and approving awards. We account for share based payments, including long term incentive grants, in accordance with Accounting Standards Codification (ASC) Topic 718, which governs the appropriate accounting treatment of share based payments under generally accepted accounting principles (GAAP).

Shareholder Vote on 2016 Executive Compensation

At our 2017 annual meeting of shareholders, we held a non binding advisory vote, also called a “say on pay” vote, on the compensation of our named executive officers as disclosed in the 2017 proxy statement. A majority of our shareholders approved our “say on pay” proposal, with 99% of the votes cast in favor of the proposal. The compensation committee considered these results in determining to keep our 2017 compensation programs generally consistent with those in place in 2016.

Executive Compensation

The following table contains information concerning the cash and non-cash compensation awarded to or earned by our named executive officers for the years indicated.

Summary Compensation Table

The following table sets forth certain information with respect to compensation awarded to, earned by or paid to our Chief Executive Officer, our Chief Financial Officer and our three other most highly compensated executive officers for the year ended December 31, 2017 (together, our named executive officers).

Name and Principal Position	Fiscal Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
William P. Foley, II,	2017	600,000	—	7,699,764	870,000	535,543	9,705,307
Executive	2016	592,568	—	6,999,993	3,861,000	191,296	11,644,857
Chairman	2015	212,500	—	—	918,000	10,375	1,140,875
Thomas J. Sanzone,	2017	750,000	—	5,499,669	870,000	27,417	7,147,086
Chief	2016	736,923	—	5,000,003	2,680,500	39,622	8,457,048
Executive Officer	2015	650,000	500,000	—	1,898,000	18,147	3,066,147
Joseph M. Nackashi	2017	542,308	—	2,399,828	348,000	52,528	3,342,664
President
Kirk T. Larsen,	2017	446,654	—	1,499,703	261,000	31,973	2,239,330
Executive Vice	2016	435,000	—	999,995	777,345	33,202	2,245,542
President and Chief	2015	367,664	350,000	—	536,790	19,380	1,273,834
Financial Officer
Anthony Orefice,	2017	444,423	—	1,999,983	261,000	6,125	2,711,531
Executive Vice	2016	425,000	—	—	759,475	22,155	1,206,630
President and Chief	2015	418,077	—	2,006,940	620,500	6,125	3,051,642
Operating Officer

(1)                                 Amounts are not reduced to reflect the named executive officers’ elections, if any, to defer receipt of salary under our ESPP, or under FNF’s or our 401(k) plan.

(2)                                 Represents the grant date fair value of performance-based restricted stock award granted on February 3, 2017, computed in accordance with ASC Topic 718, Compensation—Stock Compensation, excluding forfeiture assumptions. See the Grants of Plan-Based Awards table for details regarding the award. Assumptions used in the calculation of this amount are included in Footnote 13 to our Audited Consolidated Financial Statements for the fiscal year ended December 31, 2017 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2018.

(3)                                 Amounts shown for 2017 represent performance-based amounts earned as annual cash incentives under our Annual Incentive Plan.

(4)                                 Amounts shown for 2017 include matching contributions under our ESPP, our 401(k) plan and FNF’s 401(k) plan; life insurance premiums paid by us; health insurance fees paid by us under the executive medical plan; and personal use of corporate aircraft as set forth below.

2017	Foley ($)	Sanzone ($)	Nackashi ($)	Larsen ($)	Orefice ($)
401(k) Matching Contributions	5,738	5,738	5,738	5,738	5,738
ESPP Matching Contributions	37,011	—	37,500	26,100	—
Life Insurance Premiums	321	387	207	135	387
Executive Medical	38,830	—	—	—	—
Personal Airplane Use	453,643	21,292	9,083	—	—
Total	535,543	27,417	52,528	31,973	6,125

Grants of Plan-Based Awards

The following table sets forth information concerning awards granted to the named executive officers during the fiscal year ended December 31, 2017.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payments under Equity Incentive Plan	(h) Grant Date Fair Value of Restricted
(a) Name	(b) Grant Date	(c) Award Type	(d) Threshold ($)	(e) Target ($)	(f) Maximum ($)	Awards (g) Target (#)(2)	Stock Awards ($)(3)
William P. Foley, II	N/A	Annual Incentive Plan	750,000	1,500,000	4,500,000	—	—
	02/03/17	Performance-Based	—	—	—	203,160	7,699,764
		Restricted Stock
Thomas J. Sanzone	N/A	Annual Incentive Plan	750,000	1,500,000	3,000,000	—	—
	02/03/17	Performance-Based	—	—	—	145,110	5,499,669
		Restricted Stock
Joseph M. Nackashi	N/A	Annual Incentive Plan	300,000	600,000	1,200,000	—	—
	02/03/17	Performance-Based Restricted Stock	—	—	—	63,320	2,399,828
Kirk T. Larsen	N/A	Annual Incentive Plan	225,000	450,000	900,000	—	—
	02/03/17	Performance-Based	—	—	—	39,570	1,499,703
		Restricted Stock
Anthony Orefice	N/A	Annual Incentive Plan	225,000	450,000	900,000	—	—
	2/03/17	Performance-Based Restricted Stock	—	—	—	52,770	1,999,983

(1)                                 Amounts reflect potential payments to be made under our Annual Incentive Plan for fiscal 2017. The amounts shown in the Threshold column reflect the amount payable if the threshold level of performance is achieved, which is 50% of the target amount shown in the Target column. The amount shown in the Maximum column is 200% of such target amount for all executives other than Mr. Foley and 300% of such amount for Mr. Foley. Target amounts, as a percentage of base salary, for each of our named executive officers under our Annual Incentive Plan are as follows: Mr. Foley 250%, Mr. Sanzone 200%, Mr. Nackashi 100%, Mr. Orefice 100%, and Mr. Larsen 100%.

(2)                                 The amounts shown in column (g) represent the number of shares of performance-based restricted stock granted on February 3, 2017 under our Omnibus Incentive Plan, which are subject to our meeting an Adjusted EBITDA goal. These awards are also subject to time-based vesting over four years (three years for Mr. Foley) based on continued employment.

(3)                                 Represents the grant date fair value of restricted stock awards based upon a $37.90 per share grant date fair value.

Outstanding Equity Awards at Year End

The following table sets forth certain information with respect to outstanding equity awards held by our named executive officers at December 31, 2017.

Outstanding Restricted Stock Awards at Fiscal Year End

Name	Grant Date(1)(2)	Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested (#)	Equity Incentive Plan Awards: Market Value of Unearned Shares That Have Not Vested ($)(3)
William P. Foley, II	2/3/2016	164,958	7,282,896
	2/3/2017	203,160	8,969,514
Thomas J. Sanzone	2/3/2016	132,556	5,852,347
	2/3/2017	145,110	6,406,607
Joseph M. Nackashi	12/21/2015	23,334	1,030,196
	2/3/2017	63,320	2,795,578
Kirk T. Larsen	2/3/2016	26,511	1,170,461
	2/3/2017	39,570	1,747,016
Anthony Orefice	12/21/2015	20,667	912,448
	2/3/2017	52,770	2,329,796

(1)                                 With respect to restricted stock awards granted in 2015 and 2016, the awards vest over three years for Messrs. Foley, Nackashi and Orefice, and four years for Mr. Sanzone and Larsen, subject to (i) our achievement of Adjusted EBITDA of $413 million for the period of January 1, 2016 to December 31, 2016 (Adjusted EBITDA, as adjusted for purposes of the awards, of $456.8 million was achieved for this period), and (ii) the continued service of the award holder.

(2)                                 With respect to restricted stock awards granted in 2017, the awards vest over four years (three years for Mr. Foley), subject to (i) our achievement of Adjusted EBITDA of $464 million for the period of January 1, 2017 to December 31, 2017 (Adjusted EBITDA, as adjusted for purposes of the awards, of $506.4 million was achieved for this period), and (ii) the continued service of the award holder.

(3)                                 Market values are based on the December 29, 2017 closing price for our common stock of $44.15 per share.

The following table sets forth information concerning each vesting of restricted stock (on an aggregated basis) and ServiceLink profits interest awards during the fiscal year ended December 31, 2017 for each of the named executive officers:

Stock Vested

	Stock Vested Restricted Stock Awards		ServiceLink Profits Interest Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)	Number of Units Acquired on Vesting (#)	Value Realized on Vesting ($)
William P. Foley, II	82,479	3,167,194	2,777,778	—
Thomas J. Sanzone	609,059	25,281,214	833,334	—
Joseph M. Nackashi	88,791	3,525,495	55,556	—
Kirk T. Larsen	177,338	6,750,804	222,222	—
Anthony Orefice	83,458	3,305,779	55,556	—

Nonqualified Deferred Compensation

None of our named executive officers have deferred compensation allocable to us under FNF’s nonqualified deferred compensation plan or deferred any compensation under the Black Knight Deferred Compensation Plan.

Employment Agreements

We have entered into employment agreements with our named executive officers. Additional information regarding post-termination benefits provided under these employment agreements can be found under “—Potential Payments Upon Termination or Change of Control” below.

William P. Foley, II

We entered into an amended and restated three-year employment agreement with Mr. Foley, effective January 8, 2016, to serve as our Executive Chairman, with a provision for automatic annual extensions beginning on January 8, 2017 and continuing thereafter unless either party provides timely notice that the term should not be extended. The employment agreement provides that we will pay Mr. Foley a base salary of no less than $600,000 per year, and that Mr. Foley is eligible for an annual incentive bonus opportunity under the Annual Incentive Plan. Under the agreement, Mr. Foley’s annual cash incentive target shall be no less than 250% of his annual base salary, with amounts payable depending on performance relative to targeted results. Mr. Foley is entitled to the benefits we provide to our other employees generally except medical benefits, which he receives from FNF. Mr. Foley is also eligible to receive equity grants under our equity incentive plans, as determined by our compensation committee (provided that the grant date fair value of each annual grant shall be at least $7,000,000).

Mr. Foley’s employment agreement also provides that, if any payments or benefits to be paid to Mr. Foley pursuant to the terms of the employment agreement would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, then Mr. Foley may elect for such payments to be reduced to one dollar less than the amount that would constitute a “parachute payment” under Section 280G of the Internal Revenue Code; and that if Mr. Foley does not elect to have such payments so reduced, Mr. Foley is responsible for payment of any excise tax resulting from such payments and shall not be entitled to a gross-up payment under his employment agreement.

Mr. Foley’s employment agreement contains provisions related to the payment of benefits upon certain termination events. The details of these provisions are set forth under “—Potential Payments Upon Termination or Change of Control” below.

Mr. Foley’s director services agreement with FNF contains cross-termination provisions under which a termination for any reason under the agreement will constitute termination under Mr. Foley’s employment agreement with us, for the same reason.

Thomas J. Sanzone

We entered into a three-year amended and restated employment agreement with Mr. Sanzone, effective January 3, 2014, to serve as our Chief Executive Officer and President, with a provision for automatic annual extensions beginning on the second anniversary of the effective date unless either party gives written notice to the other not to extend the employment term at least 90 days prior to the conclusion of the then-current employment term. The employment agreement provides that we will pay Mr. Sanzone a base salary of no less than $650,000 per year, and that Mr. Sanzone is eligible for an annual incentive bonus opportunity under the Annual Incentive Plan, with amounts payable depending on performance relative to targeted results. For the period from January 3, 2014 through the remainder of his employment term, Mr. Sanzone’s target bonus is set at 200% of his base salary, with a maximum of up to 400% of his base salary. Mr. Sanzone is entitled to the benefits we provide to our other employees generally.

Mr. Sanzone’s employment agreement also provides that, if any payments or benefits to be paid to Mr. Sanzone pursuant to the terms of the employment agreement would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, then Mr. Sanzone may elect for such payments to be reduced to one dollar less than the amount that would constitute a “parachute payment” under Section 280G of the Internal Revenue Code; and that if

Mr. Sanzone does not elect to have such payments so reduced, Mr. Sanzone is responsible for payment of any excise tax resulting from such payments and shall not be entitled to a gross-up payment under his employment agreement.

Mr. Sanzone’s employment agreement contains provisions related to the payment of benefits upon certain termination events. The details of these provisions are set forth under “—Potential Payments Upon Termination or Change of Control” below.

Joseph M. Nackashi

We entered into a three-year amended and restated employment agreement with Mr. Nackashi, effective July 17, 2017, to serve as our President, with a provision for automatic annual extensions beginning on July 17, 2019 and continuing thereafter unless either party provides timely notice that the term should not be extended. Under the terms of the agreement, Mr. Nackashi’s minimum annual base salary is $600,000, and Mr. Nackashi is eligible for an annual incentive bonus opportunity under the Annual Incentive Plan (including a bonus for the full 12-month period for calendar year 2017), with amounts payable depending on performance relative to targeted results. Mr. Nackashi’s target bonus is set at 100% of his base salary, with a maximum of up to 200% of his base salary. Mr. Nackashi is entitled to the benefits we provide to our other employees generally.

Mr. Nackashi’s employment agreement also provides that, if any payments or benefits to be paid to Mr. Nackashi pursuant to the terms of the employment agreement would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, then Mr. Nackashi may elect for such payments to be reduced to one dollar less than the amount that would constitute a “parachute payment” under Section 280G of the Internal Revenue Code; and that if Mr. Nackashi does not elect to have such payments so reduced, Mr. Nackashi is responsible for payment of any excise tax resulting from such payments and shall not be entitled to a gross-up payment under his employment agreement.

Mr. Nackashi’s employment agreement contains provisions related to the payment of benefits upon certain termination events. The details of these provisions are set forth under “—Potential Payments Upon Termination or Change of Control” below.

Kirk T. Larsen

We entered into an amended and restated employment agreement with Mr. Larsen, effective April 23, 2015, to serve as our Chief Financial Officer. Effective March 17, 2016, we entered into an amendment to Mr. Larsen’s employment agreement, which provides for a three-year term ending on March 17, 2019, with a provision for automatic annual extensions beginning on March 17, 2018 and continuing thereafter unless either party provides timely notice that the term should not be extended. Under the terms of the agreement, Mr. Larsen’s minimum annual base salary is $435,000 and Mr. Larsen is eligible for an annual incentive bonus opportunity under the Annual Incentive Plan, with amounts payable depending on performance relative to targeted results. For the period from January 3, 2014 through the remainder of his employment term, Mr. Larsen’s target bonus is set at 100% of his base salary, with a maximum of up to 200% of his base salary. Mr. Larsen is entitled to the benefits we provide to our other employees generally.

Mr. Larsen’s employment agreement also provides that, if any payments or benefits to be paid to Mr. Larsen pursuant to the terms of the employment agreement would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, then Mr. Larsen may elect for such payments to be reduced to one dollar less than the amount that would constitute a “parachute payment” under Section 280G of the Internal Revenue Code; and that if Mr. Larsen does not elect to have such payments so reduced, Mr. Larsen is responsible for payment of any excise tax resulting from such payments and shall not be entitled to a gross-up payment under his employment agreement.

Mr. Larsen’s employment agreement contains provisions related to the payment of benefits upon certain termination events. The details of these provisions are set forth under “—Potential Payments Upon Termination or Change of Control” below.

Anthony Orefice

We entered into an amended and restated employment agreement with Mr. Orefice, effective January 3, 2014, to serve as our Executive Vice President and Chief Operating Officer. Effective January 3, 2016, we entered into an amendment to Mr. Orefice’s employment agreement, which provides for a three-year term ending on January 3, 2019, with a provision for automatic annual extensions beginning on January 3, 2018 and continuing thereafter unless either party provides timely notice that the term should not be extended. The employment agreement provides that we will pay Mr. Orefice a base salary of no less than $400,000 per year and that Mr. Orefice is eligible for an annual incentive bonus opportunity under the Annual Incentive Plan, with amounts payable depending on performance relative to targeted results. On September 2, 2014, we entered into an amendment to Mr. Orefice’s employment agreement that set his target bonus at 100% of his base salary, with a maximum of up to 200% of his base salary for the period from January 3, 2014 through the remainder of his employment term. Mr. Orefice is entitled to the benefits we provide to our other employees generally.

Mr. Orefice’s employment agreement also provides that, if any payments or benefits to be paid to Mr. Orefice pursuant to the terms of the employment agreement would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, then Mr. Orefice may elect for such payments to be reduced to one dollar less than the amount that would constitute a “parachute payment” under Section 280G of the Internal Revenue Code; and that if Mr. Orefice does not elect to have such payments so reduced, Mr. Orefice is responsible for payment of any excise tax resulting from such payments and shall not be entitled to a gross-up payment under his employment agreement.

Mr. Orefice’s employment agreement contains provisions related to the payment of benefits upon certain termination events. The details of these provisions are set forth under “—Potential Payments Upon Termination or Change of Control” below.

Potential Payments Upon Termination or Change of Control

In this section, we discuss the nature and estimated value of payments and benefits we would provide to our named executive officers in the event of termination of employment or a change of control. The amounts described in this section reflect amounts that would have been payable under (i) our plans, and (ii) where applicable with respect to the named executive officers, their employment agreements if their employment had terminated on December 31, 2017.

For the named executive officers, the types of termination situations include a voluntary termination by the executive, with or without good reason, a termination by us either for cause or not for cause and termination in the event of disability or death. We also describe the estimated payments and benefits that would be provided upon a change of control without a termination of employment. The actual payments and benefits that would be provided upon a termination of employment would be based on the named executive officers’ compensation and benefit levels at the time of the termination of employment.

For each type of employment termination, the named executive officers would be entitled to benefits that are available generally to our domestic salaried employees, such as distributions under our 401(k) savings plan, certain disability benefits and accrued vacation. We have not described or provided an estimate of the value of any payments or benefits under plans or arrangements that do not discriminate in scope, terms or operation in favor of a named executive officer and that are generally available to all salaried employees.

Potential Payments under Employment and Award Agreements

As discussed above, we have entered into employment agreements with our named executive officers. The agreements provide for the payment of severance benefits following certain termination events. Following is a summary of the payments and benefits that the named executive officers would receive in connection with various employment termination scenarios.

Termination without Cause or by the Executive for Good Reason

Under the terms of each employment agreement, if the executive’s employment is terminated by us for any reason other than for cause and not due to death or disability, or by the executive for good reason (or, in the case of Mr. Foley, because he is not nominated to run for re-election as chairman of the board, is nominated, but does not receive enough votes to be re-elected to the board, or is removed as chairman of the board for reasons other than cause) then the executive is entitled to receive:

•                  any accrued obligations, which includes any earned but unpaid base salary and annual bonus payments relating to the prior year and any unpaid expense reimbursements;

•                  a prorated annual bonus based on the actual incentive the named executive officer would have earned for the year of termination;

•                  a lump-sum payment equal to a percentage (300% in the case of Mr. Foley, 100% in the case of Mr. Sanzone, 200% in the case of Messrs. Larsen and Nackashi and 50% in the case of Mr. Orefice), of the sum of the executive’s (a) annual base salary and (b) the target bonus opportunity in the year in which the termination of employment occurs or, in the case of Mr. Foley, the highest annual bonus paid to Mr. Foley within the preceding three years if such amount is higher than his target annual bonus opportunity;

•                  in the case of each named executive officer other than Mr. Nackashi, the right to convert any life insurance provided by us into an individual policy, plus a lump sum cash payment equal to thirty-six months of premiums;

•                  in the case of each named executive officer other than Mr. Nackashi, other COBRA coverage (so long as the executive pays the premiums) for a period of three years or, if earlier, until eligible for comparable benefits from another employer, plus a lump sum cash payment equal to the sum of thirty-six monthly COBRA premium payments; and

•                  in the case of Mr. Foley, all stock option, restricted stock, profits interest and other equity-based incentive awards granted by us or ServiceLink that were outstanding but not vested as of the date of termination become immediately vested and/or payable, as the case may be, unless the equity incentive awards are based upon satisfaction of performance criteria and not based solely on the passage of time, which vest pursuant to the terms of the award.

Termination Due to Death or Disability

If the executive’s employment terminates due to death or disability, the executive, or his estate, will receive the following:

•                  any accrued obligations, which includes any earned but unpaid base salary and annual bonus payments relating to the prior year and any unpaid expense reimbursements,

•                  a prorated annual bonus based on (a) the target annual bonus opportunity in the year in which the termination occurs or the prior year if no target annual bonus opportunity has yet been determined and (b) the fraction of the year the executive was employed, or in the case of Messrs. Larsen and Nackashi, based on the amount of Messrs. Larsen and Nackashi’s accrued annual bonus as contained on the internal books of the Company for the month in which the termination occurs, and

•                  all stock option, restricted stock, profits interest and other equity-based incentive awards granted by us that were outstanding but not vested as of the date of termination become immediately vested and/or payable.

Termination for Cause or by the Executive without Good Reason

If the executive’s employment is terminated by us for cause or by the executive without good reason, our only obligation is the payment of any accrued obligations.

Definitions of Certain Terms Used in the Employment Agreements

For purposes of each employment agreement, “cause” means the executive’s:

•                  persistent failure to perform duties consistent with a commercially reasonable standard of care;

•                  willful neglect of duties;

•                  conviction of, or pleading nolo contendere to, criminal or other illegal activities involving dishonesty (or moral turpitude in the case of Messrs. Sanzone, Larsen, Orefice and Nackashi);

•                  material breach of the employment agreement; or

•                  impeding or failing to materially cooperate with an investigation authorized by our board of directors.

For purposes of Messrs. Sanzone, Larsen and Nackashi’s employment agreements, “cause” shall also mean the executive’s:

•                  material breach of the Company’s business policies, accounting practices or standards of ethics; or

•                  material breach of any applicable non-competition, non-solicitation, trade secrets, confidentiality or similar restrictive covenant.

For purposes of each employment agreement, other than Messrs. Foley’s and Orefice’s employment agreements, “good reason” includes:

•                  a material change in the geographic location of the executive’s principal working location;

•                  a material diminution of the executive’s title, base salary or annual bonus opportunity (maximum annual bonus opportunity in the case of Mr. Nackashi); or

•                  our material breach of any of our obligations under the employment agreement.

For purposes of Mr. Foley’s employment agreement, “good reason” includes:

•                  a material diminution in the executive’s position or title or the assignment of duties to the executive that are materially inconsistent with the executive’s position or title;

•                  a material diminution of the executive’s base salary or annual bonus opportunity;

•                  within six months immediately preceding or within two years immediately following a change of control, (1) a material adverse change in the executive’s status, authority or responsibility, (2) a material adverse change in the position to whom the executive reports or to the executive’s service relationship as a result of such reporting structure change, or a material diminution in the authority, duties or responsibilities of the position to whom the executive reports, (3) a material diminution in the budget over which the executive has managing authority, or (4) a material change in the geographic location of the executive’s place of employment;

•                  our material breach of any of our obligations under the employment agreement; or

•                  the election of a new director to our board of directors who Mr. Foley did not consent to or vote for.

For purposes of Mr. Orefice’s employment agreement, “good reason” includes:

•                  a material diminution of the executive’s title, base salary or annual bonus opportunity; or

•                  our material breach of any of our obligations under the employment agreement.

For purposes of Mr. Foley’s employment agreement, a “change of control” includes:

•                  an acquisition by an individual, entity or group of more than 50% of our voting power;

•                  a merger in which we are not the surviving entity, unless our shareholders immediately prior to the merger hold more than 50% of the combined voting power of the resulting corporation after the merger;

•                  a reverse merger in which we are the surviving entity but in which more than 50% of the combined voting power is transferred to persons different from those holding the securities immediately prior to such merger;

•                  during any period of two consecutive years during the employment term, a change in the majority of our board of directors, unless the changes are approved by 2/3 of the directors then in office;

•                  a sale, transfer or other disposition of our assets that have a total fair market value equal to or more than 1/3 of the total fair market value of all of our assets immediately before the sale, transfer or disposition, other than a sale, transfer or disposition to an entity (i) which immediately after the sale, transfer or disposition owns 50% of our voting stock or (ii) 50% of the voting stock of which is owned by us after the sale, transfer or disposition; or

•                  our shareholders’ approval of a plan or proposal for the liquidation or dissolution of our Company.

Potential Payments under Omnibus Incentive Plan

In addition to the post-termination rights and obligations set forth in the employment and award agreements, our Omnibus Incentive Plan provides for the potential acceleration of vesting and/or payment of equity awards in connection with a change in control. Under our Omnibus Incentive Plan, except as otherwise provided in a participant’s award agreement, upon the occurrence of a change in control any and all outstanding options and stock appreciation rights will become immediately exercisable, any restriction imposed on restricted stock, restricted stock units and other awards will lapse, and any and all performance shares, performance units and other awards with performance conditions will be deemed earned at the target level, or, if no target level is specified, the maximum level.

For purposes of our Omnibus Incentive Plan, the term “change in control” is defined as the occurrence of any of the following events:

•                  an acquisition by an individual, entity or group of 50% or more of our voting power (except for acquisitions by us or any of our employee benefit plans),

•                  during any period of two consecutive years, a change in the majority of our board, unless the change is approved by 2/3 of the directors then in office,

•                  a reorganization, merger, share exchange, consolidation or sale or other disposition of all or substantially all of our assets; excluding, however, a transaction pursuant to which we retain specified levels of stock ownership and board seats, or

•                  our shareholders approve a plan or proposal for our liquidation or dissolution.

Potential Payments Upon Change of Control

None of our named executive officers’ employment agreements provide for a payment or a benefit upon a change of control without termination.

Estimated Cash Payments Upon Termination of Employment

Our estimate of the cash severance amounts that would be provided to the named executive officers assumes that their employment terminated on December 31, 2017. The severance amounts do not include a prorated 2017 annual incentive since the named executive officers would have been paid based on their service through the end of the year and therefore would have received the annual incentive whether or not the termination occurred.

For a termination of employment by us not for cause or a termination by the executive for good reason (or, in the case of Mr. Foley, because he is not nominated to run for re-election as chairman of the board, is nominated, but does not receive enough votes to be re-elected to the board, or is removed as chairman of the board for reasons other than cause), effective December 31, 2017, the following cash payments would have been made under the employment agreements: Mr. Foley $13,532,596; Mr. Sanzone $2,321,208; Mr. Nackashi $2,400,000; Mr. Larsen $1,824,739; and Mr. Orefice $521,208. Upon a termination of the executives’ employment due to death or disability, the executives would receive any amounts that were earned and accrued, but not paid as of the date of termination, but no severance.

Estimated Equity Payments upon Termination of Employment or Change in Control

As disclosed in the Outstanding Equity Awards at Fiscal Year End table, each named executive officer had outstanding unvested restricted stock awards on December 31, 2017.

The estimated amounts below were determined by multiplying the number of shares of restricted stock that would vest by $44.15 per share, which was the closing price of our common stock on December 29, 2017. Our estimate of the value of equity that would vest assumes that the change in control and, as applicable, termination of employment occurred on December 31, 2017.

The estimated value of the Black Knight restricted stock awards held by the named executive officers that would vest upon a change of control would be as follows: Mr. Foley $16,252,410; Mr. Sanzone $12,258,954; Mr. Nackashi $3,825,774; Mr. Larsen $2,917,476; and Mr. Orefice $3,242,244. The estimated value of the Black Knight restricted stock awards held by the named executive officers that would vest upon a termination of the named executive officers’ employment by us without cause or a termination by the executives for good reason would be as follows: Mr. Foley $16,252,410; Mr. Sanzone $0; Mr. Nackashi $0; Mr. Larsen $0; and Mr. Orefice $0. The estimated value of the restricted stock awards held by the named executive officers that would vest upon a termination of the named executive officers’ employment due to death or disability would be as follows: Mr. Foley $16,252,410; Mr. Sanzone $12,258,954; Mr. Nackashi $3,825,774; Mr. Larsen $2,917,476; and Mr. Orefice $3,242,244.

Compensation Committee Interlocks and Insider Participation

The compensation committee is currently composed of Richard N. Massey (Chair) and Thomas M. Hagerty. During fiscal year 2017, no member of the compensation committee was a former or current officer or employee of Black Knight or any of its subsidiaries. In addition, during fiscal year 2017, none of our executive officers served (i) as a member of the compensation committee or board of directors of another entity, one of whose executive officers served on our compensation committee, or (ii) as a member of the compensation committee of another entity, one of whose executive officers served on our board.

Discussion of Our Compensation Policies and Practices as They Relate to Risk Management

We reviewed our compensation policies and practices for all employees including our named executive officers, and determined that our compensation programs are not reasonably likely to have a material adverse effect on our company. In conducting the analysis, we reviewed the structure of our executive, non-officer and sales commission incentive programs and the internal controls and risk abatement processes that are in place for each program. We also reviewed data compiled across our Software Solutions (Servicing and Origination), Data and Analytics and corporate operations relative to Adjusted Revenues, Adjusted EBITDA, total compensation expenses and incentive program expenses (including as a percentage of both revenue and total compensation expenses).

We believe that several design features of our executive compensation program mitigate risk. We set base salaries at levels that provide our employees with assured cash compensation that is appropriate to their job duties and level of responsibility and that, when taken together with incentive awards, motivate them to perform at a high level without encouraging inappropriate risk taking to achieve a reasonable level of secure compensation.

With respect to our executives’ incentive opportunities, we believe that our use of measurable corporate financial performance goals, multiple performance levels and minimum, target and maximum achievable payouts, together with the Compensation Committee’s discretion to reduce awards, serve to mitigate excessive risk taking. The risk of overstatement of financial figures to which incentives are tied is mitigated by our compensation committee’s review and approval of the awards and internal and external review of our financials. We also believe that our use of restricted stock and multi-year vesting schedules in our long-term incentive awards encourage recipients to deliver incremental value to our shareholders and aligns their interests with our sustainable long-term performance, thereby mitigating risk.

2017 CEO Pay Ratio

As required by the Dodd-Frank Wall Street Reform and Consumer Protection Act, we are providing the following information about the relationship of the annual total compensation of our CEO and the annual total compensation of our employees for 2017, which we refer to as our CEO pay ratio. Our CEO pay ratio information is a reasonable good faith estimate calculated in a manner consistent with Item 402(u) of Regulation S-K.

The ratio of the annual total compensation of our CEO, calculated as described above, to the median of the annual total compensation of all employees for 2017 was 80 to 1. This ratio was based on the following:

•                  the annual total compensation of our CEO, determined as described above, was $7,147,086; and

•                  the median of the annual total compensation of all employees (other than our CEO), determined in accordance with SEC rules, was $89,851.

Methodology for Determining Our Median Employee.  For purposes of the above CEO pay ratio disclosure, we are required to identify a median employee based on our worldwide workforce, without regard to their location, compensation arrangements, or employment status (full-time versus part-time). The median employee is determined by identifying the employee whose compensation is at the median of the compensation of our employee population (other than our CEO).  Accordingly, to identify the median of the compensation of our employee population, the methodology and the material assumptions and estimates that we used were as follows:

Employee Population.  We determined that, as of November 13, 2017, the date we selected to identify the median employee, our total global employee population consisted of approximately 4,300 individuals.

Compensation Measure Used to Identify the Median Employee.  Given the geographical distribution of our employee population, we use a variety of pay elements to structure the compensation arrangements of our employees. Consequently, for purposes of measuring the compensation of our employees to identify the median employee, rather than using annual total compensation, we selected base salary/wages and overtime pay, plus actual annual cash incentive compensation (annual bonus) and allowances paid through November 13, 2017 as the compensation measure.

•                  We annualized the compensation of employees to cover the full calendar year, and also annualized any new hires in 2017 as if they were hired at the beginning of the fiscal year, as permitted by SEC rules, in identifying the median employee.

•                  We did not make any cost-of-living adjustments in identifying the median employee.

•                  Using this methodology, we estimated that the median employee was an employee with base salary/wages and overtime pay plus actual annual bonuses and allowances paid for the year ended December 31, 2017 of $84,000.

Annual Total Compensation of Median Employee.  In order to determine the annual total compensation of the median employee, we identified and calculated the elements of that employee’s compensation for 2017 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation in the amount of $89,851.

Annual Total Compensation of Chief Executive Officer.  With respect to the annual total compensation of our CEO, in accordance with SEC rules, we included the amount reported for Mr. Sanzone in the “Total” column for 2017 in the Summary Compensation Table included in this Annual Report on Form 10-K.

Director Compensation

Directors who are our salaried employees receive no additional compensation for services as a director or as a member of a committee of our board. In 2017, all non employee directors received an annual retainer of $60,000, payable quarterly, plus $2,000 for each board meeting attended. The chairman and each member of the audit committee received an additional annual fee (payable in quarterly installments) of $25,000 and $15,000, respectively, for their service on the Audit Committee, plus a fee of $1,500 for each Audit Committee meeting attended. The chairmen and each member of the Compensation, Corporate Governance and Nominating, and Risk Committees received an additional annual fee (payable in quarterly installments) of $15,000 and $10,000, respectively, for their service on such committees, plus a fee of $1,500 for each committee meeting attended. Members of the special committee formed for purposes of evaluating the Spin-Off received a flat fee of $15,000.  In addition, in 2017 each non employee director received a long term incentive award of 3,300 restricted shares. The restricted shares were granted under our omnibus incentive plan and vest over a period of four years from the grant date subject to continued service on our board and the achievement of a performance target of Adjusted EBITDA of $464 million for the period of January 1, 2017 to December 31, 2017. We also reimburse each of our directors for all reasonable out of pocket expenses incurred in connection with attendance at board and committee meetings, as well as with any director education programs they attend relating to their service on our board of directors.

The following table sets forth information concerning the compensation of our directors for the fiscal year ended December 31, 2017:

	Director Compensation
Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Total ($)
Thomas M. Hagerty	95,500	125,070	220,570
David K. Hunt	130,500	125,070	255,570
Richard N. Massey	120,500	125,070	245,570
Ganesh B. Rao	99,000	125,070	224,070
John D. Rood	129,000	125,070	254,070

(1)                                 Amounts include the cash portion of annual board and committee retainers and meeting fees earned for services as a director in 2017.

(2)                                 Amounts shown for all directors represent the grant date fair value of restricted stock awards granted in 2017, computed in accordance with FASB ASC Topic 718. These awards consisted of 3,300 performance-based restricted shares granted in February 2017 that vest over a period of four years from the grant date, subject to (i) Black Knight achieving Adjusted EBITDA of $464 million for the period of January 1, 2017 to December 31, 2017 (Adjusted EBITDA, as adjusted for purposes of the awards, of $506.4 million was achieved for this period), and (ii) continued service on our board. Assumptions used in the calculation of these amounts are included in Note 13 to our audited financial statements for the fiscal year ended December 31, 2017 included in our Annual Report on Form 10-K filed with the SEC on February 23, 2018. The grant date fair value of the awards is based on a per share grant date fair value of $37.90. As of December 31, 2017, restricted stock awards outstanding for each director were as follows: Mr. Hagerty 6,615; Mr. Hunt 6,615; Mr. Massey 6,615; Mr. Rao 6,615; and Mr. Rood 6,615.

Item 12.                          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The number of our common shares beneficially owned by each individual or group is based upon information in documents filed by such person with the Securities and Exchange Commission, other publicly available information or information available to us. Percentage ownership in the following tables is based on 149,411,523 shares of voting common stock outstanding as of April 16, 2018. Unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned by that shareholder. The number of shares beneficially owned by each shareholder is determined under rules issued by the Securities and Exchange Commission.

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding beneficial ownership of our common stock by each shareholder who is known by the Company to beneficially own 5% or more of such class. Percentages in the table reflect the percent of common shares held by each shareholder.

Name	Shares Beneficially Owned (1)	Percent of Total Class (2)
THL Funds (3)	12,074,582	8.1%
c/o Thomas H. Lee Partners, L.P., 100 Federal Street, Boston, MA 02110
The Vanguard Group	9,430,598	6.3%
100 Vanguard Blvd., Malvern, PA 19355
T. Rowe Price Associates, Inc.	20,332,165	13.6%
100 E. Pratt Street, Baltimore, MD 21202

(1)                                 For all holders other than the THL Funds, amounts are based on information publicly filed with the Securities and Exchange Commission as of December 31, 2017. For the THL Funds, amounts are based on information publicly filed with the SEC as of March 15, 2018.

(2)                                 Applicable percentages based on 149,411,523 shares of our common stock outstanding as of April 16, 2018.

(3)                                 Includes 3,236,342 shares of common stock held by Thomas H. Lee Equity Fund VI, L.P., 2,191,480 shares of common stock held by Thomas H. Lee Parallel Fund VI, L.P., 382,808 shares of common stock held by Thomas H. Lee Parallel (DT) Fund VI, L.P., 3,277,386 shares of common stock held by THL Equity Fund VI Investors (BKFS), L.P., 2,052,679 shares of common stock held by THL Equity Fund VI Investors (BKFS) II, L.P., 344,989 shares of common stock held by THL Equity Fund VI Investors (BKFS) III, L.P., 106,170 shares of common stock held by THL Coinvestment Partners, L.P., 624 shares of common stock held by THL Operating Partners, L.P., 16,840 shares of common stock held by Great-West Investors LP, 16,780 shares of common stock held by Putnam Investments Employees’ Securities Company III LLC, 431,235 shares of common stock held by THL Equity Fund VI Investors (BKFS-LM), LLC, and 17,249 shares of common stock held by THL Equity Fund VI Investors (BKFS-NB), LLC.

Security Ownership of Management and Directors

The following table sets forth information regarding beneficial ownership of our common stock by:

•                  each of our directors and nominees for director;

•                  each of the named executive officers as defined in Item 402(a)(3) of Regulation S-K promulgated by the Securities and Exchange Commission; and

•                  all of our executive officers and directors as a group.

Percentages in the table reflect the percent of our common shares outstanding as of April 16, 2018. The mailing address of each director and executive officer shown in the table below is c/o Black Knight, Inc., 601 Riverside Avenue, Jacksonville, Florida 32204.

Name	Number of Shares	Percent of Shares(1)
William P. Foley, II(2)	6,587,071	4.4%
Thomas M. Hagerty(3)	12,111,281	8.1%
David K. Hunt	56,402	*
Anthony M. Jabbour	360,573	*
Richard N. Massey	108,866	*
Joseph M. Nackashi	242,700
Ganesh B. Rao(3)	12,085,027	8.1%
John D. Rood	69,036	*
Thomas J. Sanzone(4)	1,110,860	*
Kirk T. Larsen(5)	460,470	*
Anthony Orefice	156,220	*
All directors and officers (12 persons)	21,463,800	14.4%

*                                         Represents less than 1% of our common stock.

(1)                                 Applicable percentages based on 149,411,523 shares of our common stock outstanding as of April 16, 2018.

(2)                                 Includes 1,000,000 shares owned by Mr. Foley that are pledged as security, as approved by our board of directors. For additional information concerning these pledged shares, please see the section in this Annual Report on Form 10-K titled “Compensation Discussion and Analysis — Hedging and Pledging Policy.”

(3)                                 Messrs. Hagerty and Rao are managing directors of THL. The total shares represented for Messrs. Hagerty and Rao include 12,074,582 shares of common stock held by affiliates of THL.

(4)                                 Includes 223,874 shares of our common stock held by the Thomas J. Sanzone Revocable Trust.

(5)                                 Includes 182,621 shares of our common stock held by the Kirk Larsen Revocable Trust.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2017 about our common stock which may be issued under our equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(c)
Equity compensation plans approved by security holders	—	—	7,727,093	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	7,727,093	(1)

(1)                                 In addition to being available for future issuance upon exercise of options and stock appreciation rights, under the omnibus plan, common shares may be issued in connection with awards of restricted stock, restricted stock units, performance shares, performance units or other stock-based awards.

Item 13.                          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

Our nominating and corporate governance committee evaluates our relationships with each director and nominee and makes a recommendation to our board of directors as to whether to make an affirmative determination that such director or nominee is independent. Under our corporate governance guidelines, an “independent” director is one who meets the qualification requirements for being independent under applicable laws and the corporate governance listing standards of the NYSE.

During the first quarter of 2018, our board of directors determined that Thomas M. Hagerty, David K. Hunt, Richard N. Massey, Ganesh B. Rao and John D. Rood are independent. The board of directors also determined that Messrs. Massey and Hagerty meet the additional independence standards of the New York Stock Exchange for compensation committee members.

In determining independence, the board of directors considered all relationships that might bear on our directors’ independence from Black Knight. The board of directors determined that William P. Foley, II is not independent because he is the Executive Chairman and an employee of Black Knight. In connection with their election to the board in April 2018, the board determined that Thomas M. Sanzone and Anthony Jabbour are not independent because they are former or current executives of Black Knight.

In considering the independence of Thomas M. Hagerty, David K. Hunt, Richard N. Massey, Ganesh B. Rao and John D. Rood, the board of directors considered the following factors:

•                  Mr. Hagerty and Mr. Rao are each Managing Directors of THL, which currently owns approximately 8% of our common stock. In addition, we purchase software and systems services from certain entities over which THL exercises control and, prior to the IPO, THL provided certain corporate services to us, including management and consulting services. For additional information concerning the services provided by THL to us, please see “Certain Relationships and Related Transactions.”

•                  Messrs. Hagerty, Mr. Massey and Mr. Rood each serve as directors of and own equity interests in

FNF, our former parent.

•                  Each of the directors named above also serves as a director of, and Messrs. Hunt, Massey and Rood each hold a small profits interest in, FNF’s subsidiary ServiceLink.

•                  THL owns approximately 20.9% of the outstanding interests in ServiceLink.

•                  Messrs. Hagerty, Hunt, Massey and Rood each own a minority interest in Black Knight Sports and Entertainment LLC, which owns the Vegas Golden Knights. Mr. Foley is the majority interest holder, and is Chairman and Chief Executive Officer of Black Knight Sports and Entertainment LLC.

Following consideration of these matters, the board of directors determined that these relationships were not of a nature that would impair Mr. Hagerty’s, Mr. Hunt’s, Mr. Massey’s, Mr. Rao’s or Mr. Rood’s independence.

Certain Relationships and Related Transactions

Agreements with FNF

As a result of the Spin-Off, FNF and Black Knight are separate independent companies. Mr. Foley, our Executive Chairman, also serves as Chairman of the Board of FNF and is a director of both Black Knight and FNF, and Mr. Gravelle, our Executive Vice President, General Counsel and Corporate Secretary, serves as Executive Vice President, General Counsel and Corporate Secretary of FNF. In addition, Thomas M. Hagerty, Richard N. Massey and John D. Rood serve on the boards of directors of both FNF and Black Knight. In order to govern certain of the ongoing relationships between us and Black Knight following the Spin-Off, we have entered into certain agreements with Black Knight, the terms of which are summarized below.

Tax Matters Agreement

In connection with the Spin-Off, we entered into a tax matters agreement with FNF that governs our respective rights, responsibilities and obligations with respect to taxes, the filing of tax returns, the control of audits and other tax matters.

Under the tax matters agreement, FNF will be required to indemnify us for (i) any taxes of New BKH Corp. (New BKH), Black Knight Holdings, Inc. (BKHI) or Black Knight (except for taxes otherwise required to be indemnified by Black Knight, as described below) with respect to a pre-Spin-Off taxable period, (ii) any taxes (except for taxes otherwise required to be indemnified by us) pursuant to Treasury regulations Section 1.1502-6 (or comparable provision under any other applicable law) by reason of New BKH, BKHI, or Black Knight having been a member of an FNF Group on or prior to the Spin-Off date, (iii) any taxes resulting from the contributions or the Spin-Off failing to qualify as a reorganization within the meaning of Section 368(a) of the IRC and a distribution to which Section 355 of the IRC applies, (iv) any taxes arising as a result of the separation (other than taxes set forth in clause (iii), above), and (v) all transfer taxes, except, in each case, for taxes that arise from or are attributable to what we refer to as a Black Knight disqualifying action (as such term is described below).

Black Knight will be required to indemnify the FNF Group for (i) any taxes of New BKH or Black Knight attributable to a post-Spin-Off taxable period, (ii) any taxes, including with respect to a pre-Spin-Off taxable period, attributable to the ownership of BKFS LLC units by BKHI and other FNF Group members (excluding any taxes arising from any transfer of the BKFS LLC units by BKHI or any FNF Group member) except to the extent BKFS LLC previously made a tax distribution to BKHI or an FNF Group member in respect of such taxes, (iii) any taxes that arise from or are attributable to (a) any action by Black Knight or any of its subsidiaries, or the failure to take any action within their control which negates the tax-free status of the transactions; or (b) direct or indirect changes in ownership of Black Knight or New BKH equity interests that cause the Spin-Off to be a taxable event to FNF as a result of the application of Section 355(e) of the IRC or to be a taxable event as a result of a failure to satisfy the “continuity of interest” or “device” requirements for tax-free treatment under Section 355 of the IRC (clauses (a) and (b), together, which we refer to as Black Knight disqualifying actions.

FNF will be responsible for preparing and filing all tax returns that include one or more members of the FNF Group and one or more members of the Black Knight Group for taxable periods beginning on or before the Spin-Off date. After the Spin-Off date, Black Knight will prepare and file all tax returns filed by BKFS LLC that report taxes that will be reflected on a tax return of a member of the FNF Group, and FNF will have review and approval rights with respect to such tax returns.

Generally, each of FNF and Black Knight will be entitled to any refunds, credits, or offsets relating to taxes allocated to and paid by its respective group under the tax matters agreement. The members of the Black Knight Group will be required to waive their rights to carryback any tax attribute to a pre-Spin-Off taxable period of an FNF consolidated tax return to the extent permitted by applicable law. If such member is unable to elect to forego such carryback, FNF will be entitled to any refunds resulting from such carryback.

If a party to the tax matters agreement receives a notice of a tax audit from a tax authority, and believes it may have suffered or could potentially suffer any tax liability for which it may request indemnification, it must inform the party liable to make such indemnification payment, which we refer to as the indemnifying party. The indemnifying party will have the right to control such audit and compromise or settle such tax audit, provided that the indemnified party must consent to such compromise or settlement to the extent that the indemnified party may be materially affected by such compromise or settlement. FNF and Black Knight will each have the right to jointly control any audit or proceeding relating to taxes incurred in connection with a failure of the separation to qualify for tax-free treatment, and neither FNF nor Black Knight will be permitted to compromise or settle any such audit or proceeding without the other party’s consent.

To the extent permitted by applicable tax law, FNF, Black Knight and New BKH agree to treat any payments made under the tax matters agreement as a capital contribution or distribution (as applicable) immediately prior to the Spin-Off. The amount of any indemnification payment made under the tax matters agreement will be reduced by the amount of any reduction in taxes actually realized by the party receiving such payment as a result of the event giving rise to the indemnification payment by the end of the taxable year in which the indemnity payment is made, and will be increased if and to the extent necessary to ensure that, after all required taxes on the indemnity payment are paid (including taxes applicable to any increases in the indemnity payment), the indemnified party receives the amount it would have received if the indemnity payment was not taxable.

Finally, Black Knight and its subsidiaries are restricted by certain covenants related to the Spin-Off. These restrictive covenants require that none of Black Knight and its subsidiaries will:

•                  take, or fail to take, any action following the Spin-Off if such action, or failure to act, would be inconsistent with any covenant or representation made by Black Knight or any of its subsidiaries in any transaction document, or prohibit certain separation transactions related to the Spin-Off or the Spin-Off from qualifying for tax-free treatment for U.S. federal income tax purposes;

•                  during the restricted period, enter into any agreement, understanding, arrangement or substantial negotiations, pursuant to which any person or persons would (directly or indirectly) acquire, or have the right to acquire, Black Knight or New BKH equity interests (other than in connection with the mergers); or

•                  during the restricted period, sell or transfer, or cease to actively engage in, its active trade or business for purposes of Section 355(b) of the IRC.

Notwithstanding the foregoing, Black Knight and its affiliates may take an action prohibited by the foregoing if (i) FNF receives prior written notice describing the proposed action in reasonable detail, and (ii) Black Knight delivers to FNF either (x) an opinion from a nationally recognized U.S. tax advisor providing that the completion of a proposed action by the Black Knight Group (or any member thereof) would not affect the tax-free status of the transactions; or (y) a private letter ruling from the IRS providing that the completion of a proposed action by the Black Knight Group should not affect the tax-free status of the transactions, in each case in form and substance satisfactory to FNF; provided, however, that under certain circumstances, Black Knight shall be permitted to (A) redeem its shares on the open market pursuant to a certain share repurchase program and to issue reasonable Black Knight equity-based compensation for services rendered to a member of the Black Knight Group if such person is permitted to receive

Black Knight stock under Safe Harbor VIII in Treasury regulations section 1.355-7(d), (B) repurchase equity interests of Black Knight from any person who acquired such equity interests pursuant to the BKFS merger or the Interest Exchange Agreement entered into between Black Knight and THL in connection with the Spin-Off, or (C) issue equity in the manner described in U.S. Treasury Regulation Section 1.355-7(d)(9).

Services Agreements

We have various agreements with FNF, including certain of its subsidiaries, pursuant to which we provide technology, data and analytics services, as well as corporate shared services and information technology. In addition, FNF provides certain corporate services to us, including certain legal services and corporate administrative services. Pursuant to these arrangements, during the year ended December 31, 2017, we received $56.8 million in revenues and recorded $12.3 million in operating expenses from FNF and its subsidiaries.

Sales Promotion Agreement

In connection with the Spin-Off, we entered into a Sales Promotion Agreement with FNF, which we refer to as the sales promotion agreement. Pursuant to the agreement, each party agrees to co-operate with the other party in promoting such party’s products and services to its customers. If the promotional activities are mutually advantageous, each party will identify any customers who may be interested in the services of the other party, so that the parties can coordinate appropriate engagement of such promotional activities. The sales promotion agreement has an initial term of five years, and will renew automatically for additional five year terms unless terminated by either party with at least 90 days written notice prior to the start of the next term.

Non-Competition Agreement

In connection with the Spin-Off, we entered into a Non-Competition Agreement with FNF, which we refer to as the non-competition agreement. Pursuant to the agreement, we will not, among other things, without the prior written consent of FNF, engage in or acquire any businesses engaged in title generation/escrow services, appraisal, or default and field services work (other than technology solutions for such services). Such restrictions are subject to an exception allowing us to acquire a business engaged in such restricted services if at least 90% of such business’ revenue is contributed by activities other than such restricted activities. We also agreed not to engage in certain transactions such as a merger, sale of assets, or sale of greater than 5% of its equity interests to a buyer that derives 10% or more of its revenue from such restricted services. The non-competition agreement terminates on the tenth anniversary of the date of entry into such agreement.

Cross-Indemnity Agreement

We have entered into a cross-indemnity agreement with ServiceLink. Pursuant to the cross-indemnity agreement, ServiceLink indemnifies us for liabilities relating to, arising out of or resulting from the conduct of ServiceLink’s business or any action, suit or proceeding in which we or any of our subsidiaries are named by reason of being a successor to the business of LPS and the cause of such action, suit or proceeding relates to the business of ServiceLink. In return, we indemnify ServiceLink for liabilities relating to, arising out of, or resulting from the conduct of our business.

Agreements with THL

Thomas M. Hagerty and Ganesh B. Rao are managing directors of THL. As of December 31, 2017, THL owned 18.5% of our common stock and may be deemed to have been an affiliate of the Company during 2017.

Services Agreements

We purchased less than $0.1 million in software and maintenance services and recorded $0.3 million in operating expenses from these entities during the year ended December 31, 2017.

Registration Rights Agreement

In connection with the IPO, BKFS entered into a registration rights agreement with the holders of the outstanding Units of BKFS LLC and the THL affiliates that held shares of Class A common stock and Class B common stock of BKFS. This agreement provides these holders (and their permitted transferees) that own 7.5% of more of our common stock with the right to require Black Knight, at its expense, to register shares of Black Knight’s common stock that they hold. The agreement also provides that Black Knight will pay certain expenses of these electing holders relating to such registrations and indemnify them against certain liabilities that may arise under the Securities Act. The registration rights agreement was be assigned from BKFS to Black Knight in connection with the Spin-Off.

Our audit committee has reviewed and approved each of the transactions described above in accordance with the terms of our Code of Conduct related to the approval of related party transactions, which are described below. The audit committee also discussed and approved Mr. Foley’s involvement with FNF, the Vegas Golden Knights, FGL Holdings and Cannae.

Review, Approval or Ratification of Transactions with Related Persons

Pursuant to our codes of ethics, a “conflict of interest” occurs when an individual’s private interest interferes or appears to interfere with our interests, and can arise when a director, officer or employee takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Anything that would present a conflict for a director, officer or employee would also likely present a conflict if it is related to a member of his or her family. Our code of ethics states that clear conflict of interest situations involving directors, executive officers and other employees who occupy supervisory positions or who have discretionary authority in dealing with any third party specified below may include the following:

•                  any significant ownership interest in any supplier or customer;

•                  any consulting or employment relationship with any customer, supplier or competitor; and

•                  selling anything to us or buying anything from us, except on the same terms and conditions as comparable directors, officers or employees are permitted to so purchase or sell.

It is our policy to review all relationships and transactions in which we and our directors or executive officers (or their immediate family members) are participants in order to determine whether the director or officer in question has or may have a direct or indirect material interest. Our Chief Compliance Officer, together with our legal staff, is primarily responsible for developing and implementing procedures to obtain the necessary information from our directors and officers regarding transactions to/from related persons. Any material transaction or relationship that could reasonably be expected to give rise to a conflict of interest must be discussed promptly with our Chief Compliance Officer. The Chief Compliance Officer, together with our legal staff, then reviews the transaction or relationship, and considers the material terms of the transaction or relationship, including the importance of the transaction or relationship to us, the nature of the related person’s interest in the transaction or relationship, whether the transaction or relationship would likely impair the judgment of a director or executive officer to act in our best interest, and any other factors such officer deems appropriate. After reviewing the facts and circumstances of each transaction, the Chief Compliance Officer, with assistance from the legal staff, determines whether the director or officer in question has a direct or indirect material interest in the transaction and whether or not to approve the transaction in question.

With respect to our Chief Executive Officer, Chief Financial Officer and Senior Vice President, Finance, our codes of ethics require that each such officer must:

•                  discuss any material transaction or relationship that could reasonably be expected to give rise to a conflict of interest with our General Counsel;

•                  in the case of our Chief Financial Officer and Senior Vice President, Finance, obtain the prior written approval of our General Counsel for all material transactions or relationships that could reasonably be expected to give rise to a conflict of interest; and

•                  in the case of our Chief Executive Officer, obtain the prior written approval of the audit committee for all material transactions that could reasonably be expected to give rise to a conflict of interest.

In the case of any material transactions or relationships involving our Chief Financial Officer or our Senior Vice President, Finance, the General Counsel must submit a list of any approved material transactions semi-annually to the audit committee for its review.

Under Securities and Exchange Commission rules, certain transactions in which we are or will be a participant and in which our directors, executive officers, certain shareholders and certain other related persons had or will have a direct or indirect material interest are required to be disclosed in this related person transactions section of our Annual Report on Form 10-K. In addition to the procedures above, our audit committee reviews and approves or ratifies any such transactions that are required to be disclosed. The committee makes these decisions based on its consideration of all relevant factors. The review may be before or after the commencement of the transaction. If a transaction is reviewed and not approved or ratified, the committee may recommend a course of action to be taken.

Item 14.                          PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accountant Fees and Services

The audit committee has appointed KPMG LLP to audit the consolidated financial statements of the Company for the 2018 fiscal year. KPMG LLP has continuously acted as the independent registered public accounting firm for the Company (including BKFS Inc. prior to the Spin-Off and BKFS LLC prior to our IPO) commencing with the fiscal year ended December 31, 2014.

For services rendered to us during or in connection with our years ended December 31, 2017 and 2016, we were billed the following fees by KPMG LLP:

	2017	2016
	(In thousands)
Audit Fees	$2,125	$1,617
Audit-Related Fees	583	604
Tax Fees	70	119
All Other Fees	—	43

Audit Fees.  Audit fees consisted principally of fees for the audits, registration statements and other filings related to the Company’s 2017 and 2016 consolidated financial statements, and audits of the Company’s subsidiaries required for regulatory reporting purposes, including billings for out of pocket expenses incurred.

Audit-Related Fees.  Audit-related fees consisted principally of fees for Service Organization Control Attestations, including billings for out of pocket expenses incurred.

Tax Fees.  Tax fees in 2017 consisted of tax consulting services. Tax fees in 2016 consisted of tax due diligence services related to acquisitions.

All Other Services.  The Company did not incur any other fees for 2017. Other fees in 2016 consisted of readiness assessments for future Service Organization Control Attestations.

Approval of Accountants’ Services

In accordance with the requirements of the Sarbanes-Oxley Act of 2002, all audit and audit-related work and all non-audit work performed by KPMG LLP is approved in advance by the audit committee, including the proposed fees for such work. Our pre-approval policy provides that, unless a type of service to be provided by KPMG LLP has been generally pre-approved by the audit committee, it will require specific pre-approval by the audit committee. In addition, any proposed services exceeding pre-approved maximum fee amounts also require pre-approval by the audit committee. Our pre-approval policy provides that specific pre-approval authority is delegated to our audit committee chairman, provided that the estimated fee for the proposed service does not exceed a pre-approved maximum amount set by the committee. Our audit committee chairman must report any pre-approval decisions to the audit committee at its next scheduled meeting.

PART IV

Item 15.                          EXHIBITS

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

10.12	Black Knight, Inc. Deferred Compensation Plan, effective September 15, 2017 (1)(2)

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

10.21	Employment Agreement by and between BKFS I Services, LLC and Anthony M. Jabbour, effective as of April 1, 2018 (1)(2)

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

10.28	Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement (2018) under Black Knight, Inc. Amended and Restated 2015 Omnibus Incentive Plan (1)(2)

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

10.33	Black Knight, Inc. Amended and Restated 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to the Form 8-K filed by Black Knight, Inc. on October 2, 2017 (No. 001-37394)) (1)

10.34	Black Knight, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.2 to the Form S-8 Registration Statement filed by Black Knight, Inc. on October 3, 2017 (No. 333-205784))

10.35	Black Knight 401(k) Profit Sharing Plan (incorporated by reference to Exhibit 99.1 to the Form S-8 Registration Statement filed by Black Knight, Inc. on October 3, 2017 (No. 333-220786))

21.1	Subsidiaries of the Registrant (2)

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (2)

32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (2)

101	Interactive Data Files (2)

(1)	A management or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(c) of Form 10-K.

(2)	Previously filed or furnished, as applicable, as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Black Knight, Inc.

	By:	/s/ Anthony M. Jabbour
Anthony M. Jabbour
Chief Executive Officer

Date: April 26, 2018