Form 10-Q
period 2018-03-31
Black Knight, Inc.
filed 2018-05-08
CIK 1627014

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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
YES ☐ NO ☑
There were 149,411,578 shares outstanding of the Registrant's common stock as of May 7, 2018.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended March 31, 2018

i

Part I: FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
BLACK KNIGHT, INC.
Condensed Consolidated Balance Sheets
(In millions, except share data)

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9.9	$16.2
Trade receivables, net	169.5	201.8
Prepaid expenses and other current assets	55.4	44.6
Receivables from related parties	17.2	18.1
Total current assets	252.0	280.7
Property and equipment, net	182.6	179.9
Computer software, net	411.1	416.8
Other intangible assets, net	217.4	231.6
Goodwill	2,306.8	2,306.8
Other non-current assets	265.0	240.1
Total assets	$3,634.9	$3,655.9
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable and other accrued liabilities	$59.4	$65.0
Accrued compensation and benefits	33.0	51.9
Current portion of long-term debt	55.1	55.1
Deferred revenues	50.6	59.6
Total current liabilities	198.1	231.6
Deferred revenues	115.7	100.7
Deferred income taxes	235.3	224.6
Long-term debt, net of current portion	1,447.5	1,379.0
Other non-current liabilities	11.7	11.2
Total liabilities	2,008.3	1,947.1
Commitments and contingencies (Note 7)
Equity:
Common stock; $0.0001 par value; 550,000,000 shares authorized; 153,285,573 shares issued and 149,051,181 shares outstanding as of March 31, 2018, and 153,430,030 shares issued and 151,430,030 shares outstanding as of December 31, 2017	—	—
Preferred stock; $0.0001 par value; 25,000,000 shares authorized; issued and outstanding, none as of March 31, 2018 and December 31, 2017	—	—
Additional paid-in capital	1,560.1	1,593.6
Retained earnings	255.3	201.4
Accumulated other comprehensive earnings	8.3	3.9
Treasury stock, 4,234,392 and 2,000,000 shares as of March 31, 2018 and December 31, 2017, respectively, at cost	(197.1)	(90.1)
Total equity	1,626.6	1,708.8
Total liabilities and equity	$3,634.9	$3,655.9
See Notes to Condensed Consolidated Financial Statements (Unaudited).

BLACK KNIGHT, INC.
Condensed Consolidated Statements of Earnings and Comprehensive Earnings
(Unaudited)
(In millions, except per share data)

	Three months ended March 31,
	2018	2017
Revenues	$270.3	$258.1
Expenses:
Operating expenses	149.4	145.5
Depreciation and amortization	51.4	52.8
Transition and integration costs	1.3	1.2
Total expenses	202.1	199.5
Operating income	68.2	58.6
Other income and expense:
Interest expense	(12.8)	(16.7)
Other expense, net	(0.2)	(2.0)
Total other expense, net	(13.0)	(18.7)
Earnings before income taxes	55.2	39.9
Income tax expense	12.5	6.0
Net earnings	42.7	33.9
Less: Net earnings attributable to noncontrolling interests	—	21.7
Net earnings attributable to Black Knight	$42.7	$12.2
Other comprehensive earnings (loss):
Unrealized holding gains (losses), net of tax (1)	4.7	(0.8)
Reclassification adjustments for (gains) losses included in net earnings, net of tax (2)	(0.3)	0.1
Total unrealized gains (losses) on interest rate swaps, net of tax	4.4	(0.7)
Foreign currency translation adjustment	—	0.1
Other comprehensive earnings (loss)	4.4	(0.6)
Comprehensive earnings attributable to noncontrolling interests	—	20.4
Comprehensive earnings	$47.1	$32.0

	Three months ended March 31,
	2018	2017
Earnings per share:
Net earnings per share attributable to Black Knight common shareholders:
Basic	$0.29	$0.18
Diluted	$0.29	$0.18
Weighted average shares of common stock outstanding (Note 2):
Basic	148.8	67.6
Diluted	149.2	152.9
______________________________

(1)	Net of income tax (expense) benefit of ($1.5 million) and $0.4 million for the three months ended March 31, 2018 and 2017, respectively.

(2)
Amounts reclassified to net earnings relate to (gains) losses on interest rate swaps and are included in Interest expense on the Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited). Amounts are net of income tax benefit of less than $0.1 million for the three months ended March 31, 2018 and net of income tax expense of less than $0.1 million for the three months ended March 31, 2017.

See Notes to Condensed Consolidated Financial Statements (Unaudited).

BLACK KNIGHT, INC.
Condensed Consolidated Statement of Equity
(Unaudited)
(In millions)

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings	Treasury stock
	Shares	$				Shares	$	Total equity
Balance, December 31, 2017	153.4	$—	$1,593.6	$201.4	$3.9	2.0	$(90.1)	$1,708.8
Cumulative effect of ASC 606 adoption (Note 8)	—	—	—	11.2	—	—	—	11.2
Adjusted balance at January 1, 2018	153.4	—	1,593.6	212.6	3.9	2.0	(90.1)	1,720.0
Grant of restricted shares of common stock	—	—	(34.8)	—	—	(0.8)	34.8	—
Forfeitures of restricted shares of common stock	—	—	0.3	—	—	—	(0.3)	—
Tax withholding payments for restricted share vesting	(0.1)	—	(6.6)	—	—	—	—	(6.6)
Purchases of treasury stock	—	—	—	—	—	3.0	(141.5)	(141.5)
Equity-based compensation expense	—	—	7.6	—	—	—	—	7.6
Net earnings	—	—	—	42.7	—	—	—	42.7
Unrealized gains on interest rate swaps, net	—	—	—	—	4.4	—	—	4.4
Balance, March 31, 2018	153.3	$—	$1,560.1	$255.3	$8.3	4.2	$(197.1)	$1,626.6

See Notes to Condensed Consolidated Financial Statements (Unaudited).

BLACK KNIGHT, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In millions)

	Three months ended March 31,
	2018	2017
Cash flows from operating activities:
Net earnings	$42.7	$33.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	51.4	52.8
Amortization of debt issuance costs, bond premium and original issue discount	0.9	0.7
Loss on extinguishment of debt, net	—	0.4
Deferred income taxes, net	5.0	—
Equity-based compensation	7.7	5.2
Changes in assets and liabilities, net of acquired assets and liabilities:
Trade and other receivables, including receivables from related parties	32.7	(3.9)
Prepaid expenses and other assets	(6.4)	(9.4)
Deferred contract costs	(11.8)	(12.4)
Deferred revenues	1.1	8.5
Trade accounts payable and other accrued liabilities, including accrued compensation and benefits	(24.4)	(26.9)
Net cash provided by operating activities	98.9	48.9
Cash flows from investing activities:
Additions to property and equipment	(10.1)	(3.7)
Additions to computer software	(14.6)	(12.5)
Net cash used in investing activities	(24.7)	(16.2)
Cash flows from financing activities:
Borrowings	187.0	—
Debt service payments	(119.4)	(11.0)
Distributions to members	—	(38.0)
Purchases of treasury stock	(141.5)	—
Capital lease payments	—	(4.3)
Tax withholding payments for restricted share vesting	(6.6)	(4.1)
Debt issuance costs	—	(1.7)
Net cash used in financing activities	(80.5)	(59.1)
Net decrease in cash and cash equivalents	(6.3)	(26.4)
Cash and cash equivalents, beginning of period	16.2	133.9
Cash and cash equivalents, end of period	$9.9	$107.5

Supplemental cash flow information:
Interest paid	$(11.9)	$(9.4)
Income taxes (paid) refunded	$(0.5)	$0.1

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
The accompanying Condensed Consolidated Financial Statements (Unaudited) were prepared in accordance with U.S. generally accepted accounting principles ("GAAP"), and all adjustments considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated. The preparation of these Condensed Consolidated Financial Statements (Unaudited) in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the Condensed Consolidated Financial Statements (Unaudited), as well as the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. This Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission ("SEC") on February 23, 2018.
As a result of the Distribution and the THL Interest Exchange on September 29, 2017 (each as defined below), Black Knight, Inc. became the new public company and owns 100% of BKFS. There was no change to our underlying business and, for this reason, there was no change in reporting entity in accordance with GAAP.
Description of Business
We are a leading provider of software, data and analytics solutions to the mortgage and consumer loan, real estate and capital market verticals. We believe we differentiate ourselves by the breadth and depth of our comprehensive, integrated solutions and the insight we provide to our clients.
Reporting Segments
We conduct our operations through two reporting segments: (1) Software Solutions and (2) Data and Analytics. See further discussion in Note 10 — Segment Information.
Distribution of FNF's Ownership Interest and Related Transactions
On September 29, 2017, we completed a tax-free plan whereby Fidelity National Financial, Inc. ("FNF") distributed to FNF Group shareholders all 83.3 million shares of BKFS Class B common stock that it owned through a series of transactions (the "Distribution"). Black Knight, Inc. is the public company following the completion of the Distribution.
Shares of Black Knight, Inc. common stock are listed on the New York Stock Exchange under the trading symbol “BKI”, and began trading on October 2, 2017. Under the organizational documents of Black Knight, Inc., the rights of the holders of shares of Black Knight, Inc. common stock are substantially the same as the rights of former holders of BKFS Class A common stock.
Immediately following the completion of the Distribution, certain affiliates of Thomas H. Lee Partners, L.P. ("THL") contributed to Black Knight, Inc. all of their BKFS Class B common stock and all of their membership interests in Black Knight Financial Services, LLC ("BKFS LLC") Units in exchange for a number of shares of Black Knight, Inc. common stock equal to the number of shares of BKFS Class B common stock contributed (the "THL Interest Exchange"). Following the completion of the Distribution and the THL Interest Exchange, the shares of BKFS Class B common stock were canceled.
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

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

We account for noncontrolling interests in accordance with ASC 810. Noncontrolling interests represented Black Knight Holdings, Inc. and certain of its affiliates' and THL and THL Affiliates' share of net earnings or loss and of equity in BKFS LLC. BKFS Class A shareholders indirectly controlled BKFS LLC through our managing member interest. BKFS Class B shareholders had a noncontrolling interest in BKFS LLC. Prior to the Distribution, BKFS Class B shareholders' share of net earnings or loss in BKFS LLC was reported in Net earnings attributable to noncontrolling interests in our Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited). Net earnings attributable to noncontrolling interests did not include expenses incurred directly by us, including income tax expense attributable to us.
Subsequent to the Distribution, BKFS LLC is an indirect wholly-owned subsidiary of Black Knight, Inc., and therefore, there are no longer any noncontrolling interests in BKFS LLC.
Share Repurchase Program
During the three months ended March 31, 2018, we repurchased 3.0 million shares of our common stock for $141.5 million, or an average of $47.15 per share. As of March 31, 2018, we had approximately 3.8 million shares remaining under our share repurchase authorization.
Cash and Cash Equivalents
Cash and cash equivalents include the following (in millions):

	March 31, 2018	December 31, 2017
Unrestricted:
Cash	$8.7	$13.1
Cash equivalents	1.2	1.3
Total unrestricted cash and cash equivalents	9.9	14.4
Restricted cash equivalents (1)	—	1.8
Total cash and cash equivalents	$9.9	$16.2
_______________
(1) Restricted cash equivalents related to our subsidiary, I-Net Reinsurance Limited, were held in trust until the final reinsurance policy was canceled.
Trade Receivables, Net
A summary of Trade receivables, net of allowance for doubtful accounts, as of March 31, 2018 and December 31, 2017 is as follows (in millions):

	March 31, 2018	December 31, 2017
Trade receivables — billed	$137.2	$159.6
Trade receivables — unbilled	34.0	44.1
Total trade receivables	171.2	203.7
Allowance for doubtful accounts	(1.7)	(1.9)
Total trade receivables, net	$169.5	$201.8

In addition to the amounts above, we have unbilled receivables that we do not expect to collect within the next year included in Other non-current assets in our Condensed Consolidated Balance Sheets (Unaudited). Billings for these receivables are primarily based on contractual terms. Refer to Note 4 — Other Non-Current Assets.

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consists of the following (in millions):

	March 31, 2018	December 31, 2017
Prepaid expenses	$36.2	$36.1
Contract assets	12.2	—
Other current assets	7.0	8.5
Prepaid expenses and other current assets	$55.4	$44.6
Contract Assets
A contract asset represents our expectation of receiving consideration in exchange for products or services that we have transferred to our client. Contract assets and liabilities, or deferred revenues, are determined and netted at the contract level since the rights and obligations in a contract with a client are interdependent. In contrast, a receivable is our right to consideration that is unconditional except for the passage of time required before payment of that consideration is due. The difference in timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables, contract assets and deferred revenues from client advances and deposits. We account for receivables in accordance with ASC Topic 310, Receivables (“ASC 310”), and assess both contract assets and receivables for impairment in accordance with ASC 310. There were no impairment charges related to contract assets for the three months ended March 31, 2018.
Our short-term contract assets, including related party contract assets, are included in Prepaid expenses and other current assets in our Condensed Consolidated Balance Sheets (Unaudited). Refer to Note 3 — Related Party Transactions. Our long-term contract assets are included in Other non-current assets in our Condensed Consolidated Balance Sheets (Unaudited). Refer to Note 4 — Other Non-Current Assets.
Capital Leases
We entered into a one-year capital lease agreement commencing January 1, 2017 with a bargain purchase option for certain computer equipment. The leased equipment has a useful life of five years and is depreciating on a straight-line basis over this period. The leased equipment was valued based on the net present value of the minimum lease payments, which was $8.4 million (net of imputed interest of $0.1 million). The non-cash investing and financing activity for the three months ended March 31, 2017 was $6.7 million and relates to the unpaid portion of the capital lease obligation. There was no remaining capital lease obligation as of December 31, 2017.
Deferred Contract Costs
We capitalize incremental contract acquisition costs that relate directly to an existing contract or a specific anticipated contract, and are expected to be recovered. Costs that would have been incurred regardless of whether the contract was obtained are expensed as incurred. As a practical expedient, we expense incremental costs of obtaining a contract if the amortization period of the asset would be one year or less.
We also consider whether to capitalize costs to fulfill a contract that may be incurred before we commence performance on an obligation. These costs represent incremental, recoverable external costs and certain internal costs that are directly related to the contract and are primarily associated with costs of resources involved in installation of systems, processes and data conversion.
Deferred contract costs are amortized on a systematic basis consistent with the transfer to the client of the goods or services to which the asset relates. We consider the explicit term of the contract with the client, expected renewals and the rate of change related to our solutions in determining the amortization period.
In the event indications exist that a deferred contract cost balance related to a particular contract may not be recoverable, undiscounted estimated cash flows of the total period over which economic benefits for providing the related products or services are expected to be received are projected and compared to the unamortized deferred contract cost balance. If the projected cash flows and any unrecognized revenues are not adequate to recover the unamortized cost balance, the balance would be adjusted with a charge to earnings to reduce the carrying amount to the contract's net realizable value, including any termination fees provided for under the contract, in the period such a determination is made.
Our deferred contract costs are included in Other non-current assets in our Condensed Consolidated Balance Sheets (Unaudited). Refer to Note 4 — Other Non-Current Assets. Amortization expense for deferred contract costs is included in

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Depreciation and amortization in the our Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited). Refer to the "Depreciation and Amortization" section below.
Deferred Revenues
Deferred revenues represent our obligation to transfer products or services to our client for which we have received consideration, or an amount of consideration is due, from the client. During the three months ended March 31, 2018, revenues recognized related to the amount included in the Deferred revenues balance at the beginning of the period was $16.8 million.
Revenue Recognition
The following describes our primary types of revenues and our revenue recognition policies as they pertain to the types of contractual arrangements we enter into with our clients to provide products or services either individually or in combination with one another as part of an integrated offering of multiple services. These arrangements occasionally include offerings from more than one segment to the same client. We recognize revenues primarily relating to software and hosting solutions, professional services and data solutions. In some cases, these services are offered in combination with one another, and in other cases we offer them individually. Revenues from software and hosting solutions are typically volume-based agreements depending on factors such as the number of accounts processed, transactions processed and computer resources utilized.
In accordance with ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"), revenues are recognized when control of the promised goods or services is transferred to our clients, in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods and services. To achieve this core principle, we apply the following five steps:

1.
Identify the contract with a client. A contract with a client exists when: (1) we and the client have approved the contract and both parties are committed to perform their respective obligations; (2) we can identify each party’s rights regarding the products or services to be transferred; (3) we can identify the payment terms for the products or services to be transferred; (4) the contract has commercial substance as our future cash flows are expected to change; and (5) it is probable that we will collect substantially all of the consideration to which we are entitled in exchange for the products or services. Any subsequent contract modifications are analyzed to determine the treatment of the contract modification as a separate contract, prospectively or through a cumulative catch-up adjustment.

2.
Identify the performance obligations in the contract. Performance obligations are promises to transfer a good or service to the client. Performance obligations may be each individual promise in a contract, or may be groups of promises within a contract that significantly affect one another. To the extent a contract includes multiple promises, we must apply judgment to determine whether promises are capable of being distinct and distinct in the context of the contract. If these criteria are not met, the promises are accounted for as a combined performance obligation. Promises that are often considered distinct include our primary software and hosting solutions, while certain ancillary services are generally not distinct within the context of a contract. Professional services such as training, dedicated teams, and consulting services are generally distinct. Data solutions that support our software products also include licenses and valuation related analytical services that are generally distinct.

3.
Determine the transaction price. The transaction price is the total amount of consideration to which we expect to be entitled in exchange for transferring promised products and services to a client. Variable consideration refers to any consideration that changes during or after our performance or is contingent on the outcome of future events. Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. We estimate the amount of variable consideration that should be included in the transaction price utilizing either the most likely amount method or expected value method. The most prevalent form of variable consideration in our arrangements is a volume-based fee, which is generally estimated utilizing the most likely amount method based primarily on historical experience and expectations of future events. The amount of variable consideration is estimated at the contract’s inception and we update the estimates of variable consideration throughout the life of the contract or until the variable feature becomes fixed.

4.
Allocate the transaction price to performance obligations in the contract. The allocation of the transaction price to performance obligations is generally done in proportion to their standalone selling prices (“SSP”). SSP is the price that we would sell a distinct product or service separately to a client and is determined at contract inception. At times, there will be observable selling prices for our goods and services, such as for our mortgage servicing software platform. If SSP is not available through the analysis of observable inputs, this step is subject to significant judgment and additional analysis so that we can establish an estimated SSP. The estimated SSP considers all reasonably available information, including market conditions, demands, trends, our specific factors and information about the client or class of clients. The adjusted market approach is generally used for new products or solutions or when observable inputs are not available or limited.

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

5.
Recognize revenues when or as the company satisfies a performance obligation. We recognize revenues when, or as, distinct performance obligations are satisfied by transferring control of the product or service to the client. A performance obligation is considered transferred when the client obtains control of the product or service. Transfer of control is typically evaluated from the client's perspective. At contract inception, we determine whether we satisfy the performance obligation over time or at a point in time. Revenues from software and hosting solutions are primarily recognized ratably over time or as fee-bearing usages occur. Revenues from certain licenses that require a significant level of integration, interdependecy and interrelation with integral updates are generally recognized ratably over time as services are performed. Distinct professional services revenues are primarily billed on a time and materials basis and revenues are recognized over time as the services are performed. Revenues from data solutions related to a license for historical data or the license portion of certain distinct term licenses are recognized at a point in time upon delivery, while the remaining arrangement consideration allocated to updates is recognized ratably over the period the updates are provided.

Contracts with Multiple Performance Obligations
We are often party to multiple concurrent contracts or contracts pursuant to which a client may purchase a combination of goods and services. At contract inception, we determine whether multiple contracts will be combined and accounted for as a single arrangement. Combination is generally required when the economics of the individual contracts cannot be understood without reference to the whole. While certain contracts may be combined, they are reviewed to determine if the contract has multiple distinct performance obligations. These situations require judgment to determine whether the multiple promises are separate performance obligations. Once we have determined the performance obligations, we determine the transaction price, which includes estimating the amount of variable consideration to be included in the transaction price, if any. We then allocate the transaction price to each performance obligation in the contract based on a relative SSP method unless specific criteria for allocating variable consideration are met. If those criteria are met, which typically is the case for volume-based fees, variable fees are allocated only to the obligation to which they relate. In either case, the corresponding revenues are recognized as the related performance obligations are satisfied.
Depreciation and Amortization
Depreciation and amortization on the Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited) include the following (in millions):

	Three months ended March 31,
	2018	2017
Property and equipment	$7.5	$7.1
Computer software	22.0	20.5
Other intangible assets	14.1	17.0
Deferred contract costs	7.8	8.2
Total	$51.4	$52.8
Deferred contract costs amortization for the three months ended March 31, 2018 and 2017 includes accelerated amortization of $1.5 million and $3.3 million, respectively, related to certain deferred implementation costs.
Transition and Integration Costs
Transition and integration costs during the three months ended March 31, 2018 primarily represent transition-related costs as we transfer certain corporate functions from FNF and legal and professional fees related to THL's secondary offerings. Transition and integration costs during the three months ended March 31, 2017 represent legal and professional fees related to the Distribution.
Recent Accounting Pronouncements
Revenue Recognition (ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"))
On January 1, 2018, we adopted ASC 606 using the modified retrospective method. Under this method, we recognized the cumulative effect of applying the new revenue recognition standard to existing revenue contracts that were active as of the adoption date as an adjustment to the opening balance of Retained earnings. The reported results for the three months ended March 31, 2018 reflect the application of ASC 606, while the comparative information has not been restated and continues to be reported under the related accounting standards in effect for those periods. The adoption of ASC 606 represents a change in accounting principle that is intended to more closely align revenue recognition with the delivery of our services and provides financial statement readers with enhanced disclosures.

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

The effect of adopting ASC 606 on our Condensed Consolidated Financial Statements (Unaudited) as of and for the three months ended March 31, 2018 is disclosed in Note 8 — Revenues.
Leases (ASC Topic 842, Leases ("ASC 842"))
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under this ASU, lessees will be required to recognize the following for all leases (with the exception of leases with a term of 12 months or less) at the commencement date: (1) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Under this ASU, lessor accounting remains largely unchanged. The FASB has subsequently issued additional ASUs that add further clarification and other practical expedients. All of the new standards are effective for fiscal years, and interim periods within those years, beginning after December 15, 2018.
In preparation for adoption of ASC 842, we have formed a project team that is evaluating the requirements of ASC 842 and assessing the scope of existing lease agreements and other existing contracts that are not considered leases under the current guidance. We are applying an integrated approach to analyzing the effect of ASC 842, including a review of accounting policies and practices, evaluating differences from applying the requirements of the new standard to our existing agreements and business practices and assessing the need for any changes in our processes, accounting systems and design of relevant internal controls.
During the first quarter, we continued our assessment with increased focus on more detailed contract reviews and further identification of data and disclosure requirements, including the effect on our processes and design of internal controls.
This ASU requires a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expire before the earliest comparative period presented. We are still in the process of quantifying the effects ASC 842 will have on our results of operations, financial position and related disclosures.
(2)    Earnings Per Share
Basic earnings per share is computed by dividing Net earnings attributable to Black Knight by the weighted-average number of shares of common stock outstanding during the period.
For the periods presented, potentially dilutive securities include unvested restricted stock awards and the shares of BKFS Class B common stock prior to the Distribution. For the three months ended March 31, 2017, the numerator in the diluted net earnings per share calculation was adjusted to reflect our income tax expense at an expected effective tax rate assuming the conversion of the shares of BKFS Class B common stock into shares of BKFS Class A common stock on a one-for-one basis prior to the Distribution. The effective tax rate for the three months ended March 31, 2017 was 32.8%. The denominator includes approximately 84.8 million shares of BKFS Class B common stock outstanding for the three months ended March 31, 2017. The denominator also includes the dilutive effect of approximately 0.4 million and 0.5 million shares of unvested restricted shares of common stock for the three months ended March 31, 2018 and 2017, respectively.
The shares of BKFS Class B common stock did not share in the earnings or losses of Black Knight and were, therefore, not participating securities. Accordingly, basic and diluted net earnings per share of BKFS Class B common stock have not been presented.

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

	Three months ended March 31,
	2018	2017
Basic:
Net earnings attributable to Black Knight	$42.7	$12.2
Shares used for basic net earnings per share:
Weighted average shares of common stock outstanding	148.8	67.6
Basic net earnings per share	$0.29	$0.18

Diluted:
Earnings before income taxes		$39.9
Income tax expense excluding the effect of noncontrolling interests		13.1
Net earnings		$26.8
Net earnings attributable to Black Knight	$42.7
Shares used for diluted net earnings per share:
Weighted average shares of common stock outstanding	148.8	67.6
Dilutive effect of unvested restricted shares of common stock	0.4	0.5
Weighted average shares of BKFS Class B common stock outstanding	—	84.8
Weighted average shares of common stock, diluted	149.2	152.9
Diluted net earnings per share	$0.29	$0.18
(3)    Related Party Transactions
We are party to certain related party agreements, including certain agreements with FNF and THL. As a result of the Distribution, as described in Note 1 — Basis of Presentation, FNF no longer has an ownership interest in us; however, FNF is still considered a related party primarily due to the combination of certain shared board members, members of senior management and various agreements.
The following table sets forth the ownership interests of THL and other holders of our common stock (shares in millions):

	March 31, 2018		December 31, 2017
	Shares	Ownership Percentage	Shares	Ownership Percentage
Black Knight, Inc. common stock:
THL and its affiliates	12.1	8.1%	28.1	18.5%
Restricted shares	1.9	1.3%	1.6	1.1%
Other, including those publicly traded	135.1	90.6%	121.7	80.4%
Total shares of Black Knight, Inc. common stock	149.1	100.0%	151.4	100.0%
On February 15, 2018, an underwritten secondary offering of 8.0 million shares of our common stock by affiliates of THL pursuant to a post-effective amendment to the registration statement filed with the SEC on November 20, 2017 closed (the “February 2018 Offering”). We purchased from the underwriter 2.0 million shares of our common stock at a per-share price equal to the price payable by the underwriter to affiliates of THL.
On March 15, 2018, an underwritten secondary offering of 8.0 million shares of our common stock by affiliates of THL pursuant to a post-effective amendment to the registration statement filed with the SEC on November 20, 2017 closed (the "March 2018 Offering"). We purchased from the underwriter 1.0 million shares of our common stock at a per-share price equal to the price payable by the underwriter to affiliates of THL.
We did not sell any shares and did not receive any proceeds related to the February 2018 Offering or March 2018 Offering.

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Transactions with FNF and THL are described below.
FNF
We have various agreements with FNF and certain FNF subsidiaries to provide software, data and analytics services, as well as corporate shared services and information technology. We are also a party to certain other agreements under which we incur other expenses or receive revenues from FNF.
A detail of the revenues and expenses, net from FNF is set forth in the table below (in millions):

	Three months ended March 31,
	2018	2017
Revenues	$12.6	$12.2
Operating expenses	2.2	3.3
Guarantee fee	—	1.0
We paid to FNF a guarantee fee of 1.0% of the outstanding principal of the Senior Notes (as defined in Note 5 — Long-Term Debt) in exchange for the ongoing guarantee by FNF of the Senior Notes. The guarantee fee was included in Interest expense on the Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited). On April 26, 2017, the Senior Notes were redeemed, and we are no longer required to pay a guarantee fee.
FNF subsidiaries held $48.6 million and $48.8 million of principal amount of our Term B Loan (as defined in Note 5 — Long-Term Debt) as of March 31, 2018 and December 31, 2017, respectively, from our credit agreement dated May 27, 2015, as amended.
THL
Two managing directors of THL currently serve on our Board of Directors. We purchase software and systems services from certain entities over which THL exercises control.
A detail of the expenses, net from THL is set forth in the table below (in millions):

	Three months ended March 31,
	2018	2017
Operating expenses	$—	$0.1
Revenues and Expenses
A detail of related party items included in Revenues is as follows (in millions):

	Three months ended March 31,
	2018	2017
Data and analytics services	$4.9	$4.4
Servicing, origination and default software services	7.7	7.8
Total related party revenues	$12.6	$12.2
A detail of related party items included in Operating expenses (net of expense reimbursements) is as follows (in millions):

	Three months ended March 31,
	2018	2017
Data entry, indexing services and other operating expenses	$1.3	$1.4
Corporate services	1.2	2.5
Technology and corporate services	(0.3)	(0.5)
Total related party expenses, net	$2.2	$3.4
Additionally, related party prepaid fees were less than $0.1 million as of March 31, 2018 and $0.1 million as of December 31, 2017. These fees are included in Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets (Unaudited). As of March 31, 2018, related party contract assets of $4.1 million are also included in Prepaid expenses and other current assets in our Condensed Consolidated Balance Sheets (Unaudited).

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
(4)    Other Non-Current Assets
Other non-current assets consists of the following (in millions):

	March 31, 2018	December 31, 2017
Deferred contract costs, net of accumulated amortization	$153.5	$136.1
Property records database	59.7	59.7
Unbilled receivables	10.4	14.6
Contract assets	9.9	—
Other	31.5	29.7
Other non-current assets	$265.0	$240.1
(5)        Long-Term Debt
Long-term debt consists of the following (in millions):

	March 31, 2018				December 31, 2017
	Principal	Debt Issuance Costs	Discount	Total	Principal	Debt Issuance Costs	Premium (Discount)	Total
Term A Loan	$991.4	$(6.6)	$—	$984.8	$1,004.3	$(7.0)	$—	$997.3
Term B Loan	389.0	(2.3)	(1.4)	385.3	390.0	(2.5)	(1.4)	386.1
Revolving Credit Facility	136.5	(4.0)	—	132.5	55.0	(4.3)	—	50.7
Total long-term debt	1,516.9	(12.9)	(1.4)	1,502.6	1,449.3	(13.8)	(1.4)	1,434.1
Less: Current portion of long-term debt	55.5	(0.4)	—	55.1	55.5	(0.4)	—	55.1
Long-term debt, net of current portion	$1,461.4	$(12.5)	$(1.4)	$1,447.5	$1,393.8	$(13.4)	$(1.4)	$1,379.0
Principal maturities as of March 31, 2018 for each of the next five years and thereafter are as follows (in millions):

2018 (remaining)	$41.6
2019	81.3
2020	107.0
2021	132.8
2022	1,154.2
Total	$1,516.9
Scheduled maturities noted above exclude the effect of the debt issuance costs of $12.9 million as well as $1.4 million original issue discount.
Credit Agreement
On May 27, 2015, Black Knight InfoServ, LLC ("BKIS") entered into a credit and guaranty agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A., as administrative agent, the guarantors party thereto and the other agents and lenders party thereto. On February 27, 2017, BKIS entered into a First Amendment to Credit and Guaranty Agreement (the "Credit Agreement First Amendment") with JPMorgan Chase Bank, N.A. as administrative agent. On April 26, 2017, BKIS entered into a Second Amendment to Credit and Guaranty Agreement (the “Credit Agreement Second Amendment”) with the JPMorgan Chase Bank, N.A. as administrative agent, the guarantors party thereto, the other agents party thereto and the lenders party thereto.The Credit Agreement, as amended, provides for (i) a $1,030.0 million term loan A facility (the "Term A Loan"), (ii) a $400.0 million term

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

loan B facility (the "Term B Loan") and (iii) a $500.0 million revolving credit facility (the "Revolving Credit Facility", and collectively with the Term A Loan and Term B Loan, the "Facilities"). The Facilities are guaranteed by substantially all of BKIS's wholly-owned domestic restricted subsidiaries and BKFS LLC, and are secured by associated collateral agreements that pledge a lien on virtually all of BKIS's assets, including fixed assets and intangible assets, and the assets of the guarantors.
As of March 31, 2018, the Term A Loan and the Revolving Credit Facility bear interest at the Eurodollar rate plus a margin of 150 basis points, and the Term B Loan bears interest at the Eurodollar rate plus a margin of 225 basis points, subject to a Eurodollar rate floor of 75 basis points. As of March 31, 2018, we have $363.5 million capacity on the Revolving Credit Facility and pay an unused commitment fee of 20 basis points. During the three months ended March 31, 2018, there were $187.0 million of incremental borrowings and $105.5 million of payments on our Revolving Credit Facility. During the three months ended March 31, 2017, there were no incremental borrowings or payments on our Revolving Credit Facility. As of March 31, 2018, the interest rates on the Term A Loan, Term B Loan and Revolving Credit Facility were 3.44%, 4.19% and 3.25%, respectively.
Debt Refinancing
On April 30, 2018, BKIS entered into an amended and restated credit and guaranty agreement (the “Amended and Restated Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent, the guarantors party thereto, the other agents party thereto and the lenders party thereto.
The Amended and Restated Credit Agreement provides for (i) a $1,250.0 million term loan A facility (the “New Term Facility”) and (ii) a $750.0 million revolving credit facility (the “New Revolving Credit Facility” and, together with the New Term Facility, collectively, the “New Facilities”), the proceeds of which were used to repay in full the Term A Loan, Term B Loan and Revolving Credit Facility outstanding under the Credit Agreement, as amended.
The New Facilities are guaranteed by all of BKIS’s wholly-owned domestic restricted subsidiaries and Black Knight Financial Services, LLC, a Delaware limited liability company and the direct parent company of BKIS (“Holdings”), and are secured by associated collateral agreements which pledge a lien on substantially all of the BKIS’s assets, including fixed assets and intangibles, and the assets of the guarantors, in each case, subject to customary exceptions.
The New Term Facility and the New Revolving Credit Facility bear interest at rates based upon, at the option of BKIS, either (i) the base rate plus a margin of between 25 and 50 basis points depending on the total leverage ratio of Holdings and its restricted subsidiaries on a consolidated basis (the “Consolidated Leverage Ratio”) or (ii) the Eurodollar rate plus a margin of between 125 and 150 basis points depending on the Consolidated Leverage Ratio. Until the delivery of the initial financial statements under the Amended and Restated Credit Agreement, the New Term Facility and the New Revolving Credit Facility bear interest, at the option of BKIS, at either (i) the base rate plus a margin of 50 basis points or (ii) the Eurodollar rate plus a margin of 150 basis points. In addition, BKIS will pay an unused commitment fee of between 15 and 20 basis points on the undrawn commitments under the New Revolving Credit Facility, also depending on the Consolidated Leverage Ratio.
The New Term Facility is subject to amortization of principal, payable in quarterly installments on the last day of each fiscal quarter equal to the percentage set forth below of the initial aggregate principal amount of the term loans for such fiscal quarter:

Payment Dates	Percentage
September 30, 2018 through and including March 31, 2020	0.63%
Commencing on June 30, 2020 through and including March 31, 2022	1.25%
Commencing on June 30, 2022 through and including March 31, 2023	2.50%
The remaining principal balance of the term loans under the New Term Facility is due upon maturity. Pursuant to the terms of the Amended and Restated Credit Agreement, the loans under the New Term Facility and the New Revolving Credit Facility mature on April 30, 2023.

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

As a result of the Amended and Restated Credit Agreement, principal maturities as of April 30, 2018 for each of the next five years and thereafter are as follows (in millions):

2018 (remaining)	$15.6
2019	31.3
2020	54.7
2021	62.5
2022	109.4
Thereafter	1,231.5
Total	$1,505.0
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
Fair Value of Long-Term Debt
The fair value of our Facilities approximates their carrying value at March 31, 2018. The fair value of our Facilities is based upon established market prices for the securities using level 2 inputs.
Interest Rate Swaps
We have entered into interest rate swap agreements to hedge forecasted monthly interest rate payments on our floating rate debt. As of March 31, 2018, we have the following interest rate swap agreements (collectively, the "Swap Agreements") (in millions):

Effective Dates	Floating Rate Debt	Fixed Rates
February 1, 2016 through January 31, 2019	$200.0	1.01%
February 1, 2016 through January 31, 2019	$200.0	1.01%
March 31, 2017 through March 31, 2022	$200.0	2.08%
September 29, 2017 through September 30, 2021	$200.0	1.69%
Under the terms of the Swap Agreements, we receive payments based on the 1-month LIBOR rate (equal to 1.94% as of March 31, 2018).
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
It is our policy to execute such instruments with credit-worthy banks and not to enter into derivative financial instruments for speculative purposes. As of March 31, 2018, we believe our interest rate swap counterparties will be able to fulfill their obligations under our agreements, and we believe we will have debt outstanding through the various expiration dates of the swaps such that the occurrence of future cash flow hedges remains probable.
The estimated fair values of our Swap Agreements are as follows (in millions):

Balance Sheet Accounts	March 31, 2018	December 31, 2017
Prepaid expenses and other current assets	$3.7	$—
Other non-current assets	9.0	6.7

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

As of March 31, 2018, a cumulative gain of $12.7 million ($9.4 million net of tax) related to our interest rate swaps is reflected in Accumulated other comprehensive earnings. As of December 31, 2017, a cumulative gain of $6.7 million ($3.9 million net of tax) is reflected in Accumulated other comprehensive earnings. Below is a summary of the effect of derivative instruments on amounts recognized in Other comprehensive earnings (loss) ("OCE") on the accompanying Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited) for the three months ended March 31, 2018 and 2017 (in millions):

	Three months ended March 31, 2018		Three months ended March 31, 2017
	Amount of Gain Recognized in OCE	Amount of Gain Reclassified from Accumulated OCE into Net earnings	Amount of Loss Recognized in OCE	Amount of Loss Reclassified from Accumulated OCE into Net earnings
Swap agreements
Attributable to noncontrolling interests	$—	$—	$(1.6)	$0.2
Attributable to Black Knight	4.7	(0.3)	(0.8)	0.1
Total	$4.7	$(0.3)	$(2.4)	$0.3
Approximately $5.0 million ($3.7 million net of tax) of the balance in Accumulated other comprehensive earnings as of March 31, 2018 is expected to be reclassified into Interest expense over the next 12 months.
On April 11, 2018, we entered into the following interest rate swap agreement with a forward start date to hedge forecasted monthly interest rate payments on our floating rate debt (in millions):

Effective Date	Floating Rate Debt	Fixed Rate
April 30, 2018 through April 30, 2023	$250.0	2.61%
(6)        Income Taxes
Our effective tax rate for the three months ended March 31, 2018 and 2017 was 22.6% and 15.0%, respectively. The increase in the effective tax rate for the three months ended March 31, 2018 is driven by the effect of no longer having any noncontrolling interests subsequent to the Distribution, partially offset by the effect of the reduction to the Federal statutory corporate income tax rate as a result of the Tax Cuts and Jobs Act of 2017 and the effect of excess tax benefits related to the vesting of restricted shares of our common stock.
Tax Distributions
Prior to the Distribution, the taxable income of BKFS LLC was allocated to its members, including BKFS, and the members were required to reflect on their own income tax returns the items of income, gain, deduction and loss and other tax items of BKFS LLC that were allocated to them. BKFS LLC made tax distributions to its members for their allocable share of BKFS LLC's taxable income. Tax distributions are calculated based on allocations of income to a member for a particular taxable year without taking into account any losses allocated to the member in a prior taxable year. This practice is consistent with IRS regulations. Subject to certain reductions, tax distributions are generally made based on an assumed tax rate equal to the highest combined marginal federal, state and local income tax rate applicable to a U.S. corporation. BKFS LLC made tax distributions of $38.0 million during the three months ended March 31, 2017 and $75.3 million during the year ended December 31, 2017. The 2017 tax distributions were for the 2016 tax year and 2017 tax year relating to the period before the Distribution. Additional tax distributions may be made for any tax distribution adjustments as a result of the final partnership returns relating to the period before the Distribution, the timing and amount of which will be dependent upon the taxable income allocable to such holders.
(7)        Commitments and Contingencies
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

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

We review lawsuits and other legal and regulatory matters (collectively “legal proceedings”) on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings where it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts and which represents our best estimate has been recorded. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending cases is generally not yet determinable. While some of these matters could be material to our operating results or cash flows for any particular period if an unfavorable outcome results, at present we do not believe the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition.
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
Payments for data processing and maintenance services agreements with initial or remaining terms greater than one year are as follows (in millions):

2018	$20.9
2019	39.0
2020	27.8
2021	29.8
Total	$117.5
_______________
Note: The amounts above include the effect of a related financing agreement entered into in April 2018 for a certain data processing and maintenance services agreement.
These amounts could be more or less depending on various factors such as the inflation rate, the introduction of significant new technologies or changes in our data processing needs.

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

(8)     Revenues
Disaggregation of Revenues
The following table summarizes revenue from contracts with clients for the three months ended March 31, 2018 (in millions):

	Three months ended March 31, 2018
	Servicing Software	Origination Software	Software Solutions	Data and Analytics	Corporate and Other		Total
Software and hosting solutions	$176.2	$24.9	$201.1	$7.4	$—		$208.5
Professional services	18.3	11.4	29.7	0.4	(0.9)	(1)	29.2
Data solutions	—	—	—	29.1	—		29.1
Other	0.2	2.6	2.8	0.7	—		3.5
Revenues	$194.7	$38.9	$233.6	$37.6	$(0.9)		$270.3
_______________________________________________________

(1)	Revenues for Corporate and Other represent deferred revenue purchase accounting adjustments recorded in accordance with GAAP.

Our Software Solutions segment offers leading software and hosting solutions that facilitate and automate many of the mission critical business processes across the homeownership lifecycle. These solutions primarily consist of processing and workflow management software applications. Our servicing software business primarily includes our core servicing software solution that automates loan servicing, including loan setup and ongoing processing, customer service, accounting, reporting to the secondary mortgage market and investors and web-based workflow information systems. Our origination software business primarily includes our solutions that automate and facilitate the origination of mortgage loans and provide an interconnected network allowing the various parties and systems associated with lending transactions to exchange data quickly and efficiently. Professional services consists of pre-implementation and post-implementation support and services and are primarily billed on a time and materials basis. Professional services may also include dedicated teams provided as part of agreements with software and hosting solutions clients.
Our Data and Analytics segment offers data and analytics solutions to the mortgage, real estate and capital markets verticals. These solutions include property ownership data, lien data, servicing data, automated valuation models, collateral risk scores, behavioral models, multiple listing service software solution and other data solutions.
Effect of Adopting ASC 606
The primary effect of adopting ASC 606 relates to the timing of revenue recognition for professional services, certain distinct term license arrangements and timing differences related to the effect of straight-line revenue recognition due to escalating billings related to contractual minimums. We identified timing differences related to revenue recognition for distinct professional services performed during implementation of certain solutions within our origination software business, which will be recognized in the period the professional services are performed compared to deferred and recognized over the remaining contract term under the previous standard. Moreover, fees for certain post-implementation professional services related to minor customization of hosted software solutions that are determined not to be distinct from the hosted software solutions will be deferred and recognized over the remaining hosted software contract term compared to over the period the professional services are performed under the previous standard. Further, we identified timing differences related to recognizing the license portion of certain distinct term license arrangements within our Data and Analytics segment upon delivery rather than ratably over the license term. Finally, certain agreements within our origination software business with distinct services that are substantially the same and provided ratably over the agreement term will result in straight-line revenue recognition due to escalating billings related to contractual minimums.
In addition, based on our analysis of contract acquisition and fulfillment costs, we did not identify a material change to our current practice for capitalizing such costs; however, we will amortize certain capitalized contract costs over a longer time period for certain contracts. Based on the requirements of the new standard, we consider the explicit term of the contract with the client, expected renewals and the rate of change related to our solutions in determining the amortization period of our deferred contract costs.

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Opening Balance Sheet Adjustment on January 1, 2018
As a result of applying the modified retrospective method to adopt ASC 606, the following amounts on our Condensed Consolidated Balance Sheet (Unaudited) were adjusted as of January 1, 2018 to reflect the cumulative effect adjustment to the opening balance of Retained earnings (in millions):

	As reported December 31, 2017	Adjustments for ASC 606 adoption	Adjusted January 1, 2018
Trade receivables, net	$201.8	$(6.2)	$195.6
Prepaid expenses and other current assets	44.6	11.8	56.4
Receivables from related parties	18.1	(3.7)	14.4
Computer software, net	416.8	1.8	418.6
Other non-current assets	240.1	16.6	256.7
Total assets	3,655.9	20.3	3,676.2

Deferred revenues (current)	59.6	(1.9)	57.7
Deferred revenues (non-current)	100.7	6.8	107.5
Deferred income taxes	224.6	4.2	228.8
Total liabilities	1,947.1	9.1	1,956.2
Retained earnings	201.4	11.2	212.6
Total equity	1,708.8	11.2	1,720.0
Total liabilities and equity	3,655.9	20.3	3,676.2
Effect of ASC 606 as of and for the Three Months Ended March 31, 2018
The following table summarizes the effect of adopting ASC 606 on our Condensed Consolidated Balance Sheet (Unaudited) as of March 31, 2018 (in millions):

	As reported March 31, 2018	Effect of ASC 606 adoption	Amounts without adoption of ASC 606 March 31, 2018
Trade receivables, net	$169.5	$4.8	$174.3
Prepaid expenses and other current assets	55.4	(12.4)	43.0
Receivables from related parties	17.2	4.8	22.0
Computer software, net	411.1	(2.7)	408.4
Other non-current assets	265.0	(17.4)	247.6
Total assets	3,634.9	(22.9)	3,612.0

Deferred revenues (current)	50.6	2.0	52.6
Deferred revenues (non-current)	115.7	(5.7)	110.0
Deferred income taxes	235.3	(5.1)	230.2
Total liabilities	2,008.3	(8.8)	1,999.5
Retained earnings	255.3	(14.1)	241.2
Total equity	1,626.6	(14.1)	1,612.5
Total liabilities and equity	3,634.9	(22.9)	3,612.0

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

The following table summarizes the effect of adopting ASC 606 on our Condensed Consolidated Statement of Earnings and Comprehensive Earnings (Unaudited) for three months ended March 31, 2018 (in millions):

	As reported March 31, 2018	Effect of ASC 606 adoption	Amounts without adoption of ASC 606 March 31, 2018
Revenues	$270.3	$(2.6)	$267.7
Expenses:
Operating expenses	149.4	1.1	150.5
Depreciation and amortization	51.4	0.2	51.6
Income tax expense	12.5	(1.0)	11.5
Net earnings	42.7	(2.9)	39.8

Earnings per share:
Basic	$0.29	$(0.02)	$0.27
Diluted	$0.29	$(0.02)	$0.27
The following table summarizes the effect of adopting ASC 606 on our Condensed Consolidated Statement of Cash Flow for the three months ended March 31, 2018 (in millions):

	As reported March 31, 2018	Effect of ASC 606 adoption	Amounts without adoption of ASC 606 March 31, 2018
Cash flows from operating activities:
Net earnings	$42.7	$(2.9)	$39.8
Certain adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	51.4	0.2	51.6
Deferred income taxes, net	5.0	(1.0)	4.0
Changes in assets and liabilities:
Trade and other receivables, including receivables from related parties	32.7	0.3	33.0
Prepaid expenses and other assets	(6.4)	0.2	(6.2)
Deferred contract costs	(11.8)	1.0	(10.8)
Deferred revenues	1.1	1.2	2.3
Net cash provided by operating activities	98.9	(1.0)	97.9
Cash flows from investing activities:
Additions to computer software	(14.6)	1.0	(13.6)
Net cash used in investing activities	(24.7)	1.0	(23.7)
Transaction Price Allocated to Future Performance Obligation
ASC 606 allows for the use of certain practical expedients, which we have elected and applied to measure our future performance obligations as of March 31, 2018. As a result, our disclosure of transaction price allocated to these future performance obligations excludes the following:

•	Volume-based fees in excess of contractual minimums and other usage-based fees to the extent they are part of a single performance obligation and meet the variable allocation criteria in ASC 606;

•	Performance obligations that are part of a contract with an original expected duration of one year or less; and

•	Transactional fees based on a fixed fee per transaction when we have the right to invoice once we have completed the performance obligation.
As of March 31, 2018, the aggregate amount of the transaction price that is allocated to our future performance obligations was approximately $2.0 billion and is expected to be recognized as follows: 19% by December 31, 2018, 55% by December 31, 2020, 82% by December 31, 2022 and the rest thereafter.

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

(9)        Equity-Based Compensation
On February 9, 2018, we granted 772,642 restricted shares of our common stock from our treasury shares with a grant date fair value of $45.85 per share, which was based on the closing price of our common stock on the date of grant. The restricted shares vest over a three-year period; vesting is also based on certain operating performance criteria.
Restricted stock transactions in 2018 are as follows:

	Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2017	1,581,711	$34.48
Granted	772,642	$45.85
Forfeited	(13,998)	$41.93
Vested	(436,874)	$33.26
Balance, March 31, 2018	1,903,481	$39.32

On April 2, 2018, we granted 360,342 restricted shares of our common stock from our treasury shares with a grant date fair value of $46.90 per share, which was based on the closing price of our common stock on the date of grant. Of the 360,342 restricted shares granted, 159,915 restricted shares vest over a three-year period; vesting is also based on certain operating performance criteria. The other 200,427 restricted shares vest over a 27-month period.
Equity-based compensation expense was $7.6 million and $5.2 million for the three months ended March 31, 2018 and 2017, respectively. These expenses are included in Operating expenses in the Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited).
Total unrecognized compensation cost was $66.7 million as of March 31, 2018 and is expected to be recognized over a weighted average period of approximately 2.0 years.
(10)    Segment Information
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

•
Data and Analytics - offers data and analytics solutions to the mortgage, real estate and capital markets verticals. These solutions include property ownership data, lien data, servicing data, automated valuation models, collateral risk scores, behavioral models, multiple listing service software solution and other data solutions.

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

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

On January 1, 2018, we realigned the composition of our two reportable segments. Certain enterprise business intelligence offerings in our Data and Analytics segment were moved to our Software Solutions segment. This change aligns with our go-to-market strategy and with the internal management of our business operations, including the allocation of resources and assessment of performance. Prior period results have been reclassified to conform to the current segment presentation.
Summarized financial information concerning our segments is shown in the tables below (in millions):

	Three months ended March 31, 2018
	Software Solutions	Data and Analytics	Corporate and Other		Total
Revenues	$233.6	$37.6	$(0.9)	(1)	$270.3
Expenses:
Operating expenses	96.8	29.0	23.6		149.4
Transition and integration costs	—	—	1.3		1.3
EBITDA	136.8	8.6	(25.8)		119.6
Depreciation and amortization	26.7	3.2	21.5	(2)	51.4
Operating income (loss)	110.1	5.4	(47.3)		68.2
Interest expense					(12.8)
Other expense, net					(0.2)
Earnings before income taxes					55.2
Income tax expense					12.5
Net earnings					$42.7

Balance sheet data:
Total assets	$3,190.6	$315.8	$128.5		$3,634.9
Goodwill	$2,134.7	$172.1	$—		$2,306.8
_______________________________________________________

(1)	Revenues for Corporate and Other represent deferred revenue purchase accounting adjustments recorded in accordance with GAAP.

(2)
Depreciation and amortization for Corporate and Other primarily represents net incremental depreciation and amortization adjustments associated with the application of purchase accounting recorded in accordance with GAAP.

	Three months ended March 31, 2017
	Software Solutions	Data and Analytics	Corporate and Other		Total
Revenues	$223.1	$36.4	$(1.4)	(1)	$258.1
Expenses:
Operating expenses	97.7	29.5	18.3		145.5
Transition and integration costs	—	—	1.2		1.2
EBITDA	125.4	6.9	(20.9)		111.4
Depreciation and amortization	27.6	3.0	22.2	(2)	52.8
Operating income (loss)	97.8	3.9	(43.1)		58.6
Interest expense					(16.7)
Other expense, net					(2.0)
Earnings before income taxes					39.9
Income tax expense					6.0
Net earnings					$33.9

Balance sheet data:
Total assets	$3,242.2	$307.5	$182.2		$3,731.9
Goodwill	$2,134.7	$172.1	$—		$2,306.8
_______________________________________________________

(1)	Revenues for Corporate and Other represent deferred revenue purchase accounting adjustments recorded in accordance with GAAP.

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

•
other risks and uncertainties detailed in the "Statement Regarding Forward-Looking Information," "Risk Factors" and other sections of our Annual Report on Form 10-K for the year ended December 31, 2017 and other filings with the Securities and Exchange Commission ("SEC").

The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 23, 2017.
History
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
The table below summarizes active first and second lien mortgages on our mortgage servicing software solution and the related market data, reflecting our leadership in the mortgage servicing software solutions market (in millions):

	First lien mortgages				Second lien mortgages				Total first and second lien mortgages
	as of March 31,				as of March 31,				as of March 31,
	2018		2017		2018		2017		2018	2017
Active loans	32.0		31.3		2.6		1.1		34.6	32.4
Market size	51.2	(1)	50.6	(1)	15.4	(2)	15.4	(2)	66.6	66.0
Market share	63%		62%		17%		7%		52%	49%
_______________________________________________________
Note: Percentages above may not recalculate due to rounding.

(1)	According to the Black Knight Mortgage Monitor Report as of February 28, 2018 and March 31, 2017 for U.S. first lien mortgages.

(2)	According to the March 2018 Equifax National Consumer Credit Trends Report as of December 31, 2017 and March 31, 2017 for U.S. second lien mortgages.
Our business is organized into two segments:

•
Software Solutions - offers software and hosting solutions that support loan servicing, loan origination and settlement services. The Software Solutions segment was formerly known as the Technology segment.

•
Data and Analytics - offers data and analytics solutions to the mortgage, real estate and capital markets verticals. These solutions include property ownership data, lien data, servicing data, automated valuation models, collateral risk scores, behavioral models, multiple listing service software solution, and other data solutions.

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
Distribution of FNF's Ownership Interest and Related Transactions
On September 29, 2017, we completed a tax-free plan whereby FNF distributed to FNF Group shareholders all 83.3 million shares of BKFS common stock that it owned through a series of transactions (the "Distribution") as described in Note 1 of the Notes to Consolidated Financial Statements.
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
As a result of the Distribution and related transactions, our consolidated statements of earnings reflect a higher effective tax rate more closely aligned with other C-corporations in the U.S. and no longer reflect net earnings attributable to noncontrolling interests.

Segment Realignment
On January 1, 2018, we realigned the composition of our two reportable segments. Certain enterprise business intelligence offerings in our Data and Analytics segment were moved to our Software Solutions segment. This change aligns with our go-to-market strategy and with the internal management of our business operations, including the allocation of resources and assessment of performance. Prior period results have been reclassified to conform to the current segment presentation.
Share Repurchase Program
During the three months ended March 31, 2018, we repurchased 3.0 million shares of our common stock for $141.5 million, or an average of $47.15 per share. As of March 31, 2018, we had approximately 3.8 million shares remaining under our share repurchase authorization.
Debt Refinancing
On April 30, 2018, we entered into an Amended and Restated Credit Agreement, as described in Note 5 to the Notes to Condensed Consolidated Financial Statements (Unaudited). Refer to Note 5 to the Notes to Condensed Consolidated Financial Statements (Unaudited) for additional information related to the debt refinancing.
Results of Operations
ASC 606
On January 1, 2018, we adopted ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"), using the modified retrospective method. Under this method, we recognized the cumulative effect of applying the new revenue recognition standard to existing revenue contracts that were active as of the adoption date as an adjustment to the opening balance of Retained earnings. The reported results for the three months ended March 31, 2018 reflect the application of ASC 606, while the comparative information has not been restated and continues to be reported under the related accounting standards in effect for those periods. Refer to Note 8 to the Notes to Condensed Consolidated Financial Statements (Unaudited) for additional information related to the effect of the adoption of ASC 606 as of and for the three months ended March 31, 2018.
Non-GAAP Financial Measures
We use Adjusted Revenues, Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Earnings and Adjusted Net Earnings Per Share for financial and operational decision making and as a means to evaluate period-to-period comparisons. Adjusted Revenues, Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Earnings and Adjusted Net Earnings Per Share are non-GAAP financial measures, which we believe are useful for investors in evaluating our overall financial performance. We believe these measures provide useful information about operating results, enhance the overall understanding of past financial performance and future prospects and allow for greater transparency with respect to key metrics used by management in its financial and operational decision making, including determining a portion of executive compensation. We also present these non-GAAP financial performance measures because we believe investors, analysts and rating agencies consider them useful in measuring our ability to meet our debt service obligations. By disclosing these non-GAAP financial performance measures, we believe we offer investors a greater understanding of, and an enhanced level of transparency into, the means by which our management operates the company. These non-GAAP financial measures are not measures presented in accordance with GAAP, and our use of these terms may vary from that of others in our industry. These non-GAAP financial measures should not be considered as an alternative to revenues, operating income, net earnings, cash provided by operating activities or any other measures derived in accordance with GAAP as measures of operating performance or liquidity.
Adjusted Revenues, Adjusted EBITDA and Adjusted EBITDA Margin for the Software Solutions and Data and Analytics segments are presented in conformity with Accounting Standards Codification Topic 280, Segment Reporting. These measures are reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing their performance. For these reasons, these measures are excluded from the definition of non-GAAP financial measures under the Securities and Exchange Commission's ("SEC") Regulation G and Item 10(e) of Regulation S-K.

•
Adjusted Revenues - We define Adjusted Revenues as Revenues adjusted to include the revenues that were not recorded by us during the periods presented due to the deferred revenue purchase accounting adjustment recorded in accordance with GAAP. These adjustments are reflected in Corporate and Other.

•	Adjusted EBITDA - We define Adjusted EBITDA as Net earnings, with adjustments to reflect the addition or elimination of certain statement of earnings items including, but not limited to:

◦	Depreciation and amortization;

◦	Interest expense;

◦	Income tax expense;

◦	Other expense, net;

◦	deferred revenue purchase accounting adjustment;

◦	equity-based compensation, including related payroll taxes;

◦	costs associated with debt and/or equity offerings, including the Distribution; and

◦	spin-off related transition costs.
These adjustments are reflected in Corporate and Other.

•	Adjusted EBITDA Margin - Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by Adjusted Revenues.

•	Adjusted Net Earnings - We define Adjusted Net Earnings as Net earnings with adjustments to reflect the addition or elimination of certain statement of earnings items including, but not limited to:

•	the net incremental depreciation and amortization adjustments associated with the application of purchase accounting;

•	deferred revenue purchase accounting adjustment;

•	equity-based compensation, including related payroll taxes;

•	costs associated with debt and/or equity offerings, including the Distribution;

•	spin-off related transition costs;

•	significant legal and regulatory matters; and

•
adjustment for income tax expense assuming the conversion of all the shares of Class B common stock into shares of Class A common stock prior to the Distribution and the tax effect of the non-GAAP adjustments. Our adjusted effective tax rate was 26.6% and 37.0% for the three months ended March 31, 2018 and 2017, respectively.

•
Adjusted Net Earnings Per Share - For the periods prior to the Distribution, we calculate per share amounts assuming the exchange of all shares of Class B common stock into shares of Class A common stock at the beginning of the respective period. We also include the dilutive effect of any unvested restricted shares of common stock.

Consolidated Results of Operations
The following table presents certain financial data for the periods indicated (in millions):
	Three months ended March 31,
	2018	2017
Revenues	$270.3	$258.1
Expenses:
Operating expenses	149.4	145.5
Depreciation and amortization	51.4	52.8
Transition and integration costs	1.3	1.2
Total expenses	202.1	199.5
Operating income	68.2	58.6
Operating margin	25.2%	22.7%
Interest expense	(12.8)	(16.7)
Other expense, net	(0.2)	(2.0)
Earnings before income taxes	55.2	39.9
Income tax expense	12.5	6.0
Net earnings	$42.7	$33.9

Earnings per share:
Net earnings per share attributable to Black Knight common shareholders:
Diluted	$0.29	$0.18
Weighted average shares of common stock outstanding:
Diluted	149.2	152.9

Non-GAAP Financial Measures
Adjusted Revenues	$271.2	$259.5
Adjusted EBITDA	$129.9	$119.4
Adjusted EBITDA Margin	47.9%	46.0%
Adjusted Net Earnings	$64.1	$45.3
Adjusted Net Earnings Per Share	$0.43	$0.30
Reconciliations of the above non-GAAP financial measures to the most directly comparable GAAP financial measures are presented in the tables below (in millions):

	Three months ended March 31,
	2018	2017
Revenues	$270.3	$258.1
Deferred revenue purchase accounting adjustment	0.9	1.4
Adjusted Revenues	$271.2	$259.5

	Three months ended March 31,
	2018	2017
Net earnings	$42.7	$33.9
Depreciation and amortization	51.4	52.8
Interest expense	12.8	16.7
Income tax expense	12.5	6.0
Other expense, net	0.2	2.0
EBITDA	119.6	111.4
Deferred revenue purchase accounting adjustment	0.9	1.4
Equity-based compensation	8.1	5.4
Debt and/or equity offering expenses	0.5	1.2
Spin-off related transition costs	0.8	—
Adjusted EBITDA	$129.9	$119.4
Adjusted EBITDA Margin	47.9%	46.0%

	Three months ended March 31,
	2018	2017
Net earnings	$42.7	$33.9
Depreciation and amortization purchase accounting adjustment	21.5	22.0
Deferred revenue purchase accounting adjustment	0.9	1.4
Equity-based compensation	8.1	5.4
Debt and/or equity offering expenses	0.5	3.2
Spin-off related transition costs	1.0	—
Legal and regulatory matters	0.1	—
Income tax expense adjustment	(10.7)	(20.6)
Adjusted Net Earnings	$64.1	$45.3

Adjusted Net Earnings Per Share	$0.43	$0.30
Weighted Average Adjusted Shares Outstanding	149.2	152.9

Revenues
Consolidated Revenues were $270.3 million in the three months ended March 31, 2018 compared to $258.1 million in the 2017 period, an increase of $12.2 million, or 5%. The change in revenues is discussed further at the segment level below.
The following table sets forth revenues by segment for the periods presented (in millions):

	Three months ended March 31,
	2018	2017
Software Solutions	$233.6	$223.1
Data and Analytics	37.6	36.4
Corporate and Other (1)	(0.9)	(1.4)
Total	$270.3	$258.1
_______________________________________________________

(1)	Revenues for Corporate and Other represent deferred revenue purchase accounting adjustments recorded in accordance with GAAP.

Software Solutions
Revenues were $233.6 million in the three months ended March 31, 2018 compared to $223.1 million in the 2017 period, an increase of $10.5 million, or 5%. Our servicing software business grew 7%, or $12.2 million, primarily driven by strong loan growth on our core servicing software solution from new and existing clients, which increased 5.6% to 34.1 million average loans, price increases and new client wins. Our origination software business declined 4%, or $1.7 million, as increased professional services and new client wins were more than offset by lower Exchange volumes as a result of the 14% decline in refinancing originations as reported by the Mortgage Bankers Association and client contract termination fees in the prior year quarter.
Data and Analytics
Revenues were $37.6 million in the three months ended March 31, 2018 compared to $36.4 million in the 2017 period, an increase of $1.2 million, or 3%. The increase was driven by growth in our multiple listing service business and increased volumes in our tax and title data businesses.
Operating Expenses
Consolidated Operating expenses were $149.4 million in the three months ended March 31, 2018 compared to $145.5 million in the 2017 period, an increase of $3.9 million, or 3%. The changes in operating expenses are discussed further at the segment level below.
The following table sets forth operating expenses by segment for the periods presented (in millions):

	Three months ended March 31,
	2018	2017
Software Solutions	$96.8	$97.7
Data and Analytics	29.0	29.5
Corporate and Other	23.6	18.3
Total	$149.4	$145.5
Software Solutions
Operating expenses were $96.8 million in the three months ended March 31, 2018 compared to $97.7 million in the 2017 period, a decrease of $0.9 million, or 1%. The decrease was primarily due to lower net personnel costs.
Data and Analytics
Operating expenses were $29.0 million in the three months ended March 31, 2018 compared to $29.5 million in the 2017 period, a decrease of $0.5 million, or 2%. The decrease was primarily driven by lower net personnel costs.
Corporate and Other
Operating expenses were $23.6 million in the three months ended March 31, 2018 compared to $18.3 million in the 2017 period, an increase of $5.3 million, or 29%. The increase was primarily driven by higher equity-based compensation and incentive bonus accruals.
Depreciation and Amortization
Consolidated Depreciation and amortization was $51.4 million in the three months ended March 31, 2018 compared to $52.8 million in the 2017 period, a decrease of $1.4 million, or 3%. The changes in depreciation and amortization are discussed further at the segment level below.

The following table sets forth depreciation and amortization by segment for the periods presented (in millions):

	Three months ended March 31,
	2018	2017
Software Solutions	$26.7	$27.6
Data and Analytics	3.2	3.0
Corporate and Other (1)	21.5	22.2
Total	$51.4	$52.8
_______________________________________________________

(1)
Depreciation and amortization for Corporate and Other primarily represents net incremental depreciation and amortization adjustments associated with the application of purchase accounting recorded in accordance with GAAP.

Software Solutions
Depreciation and amortization was $26.7 million in the three months ended March 31, 2018 compared to $27.6 million in the 2017 period, a decrease of $0.9 million, or 3%. The decrease is primarily due to the effect of higher accelerated amortization in the prior year period.
Data and Analytics
Depreciation and amortization was $3.2 million in the three months ended March 31, 2018 compared to $3.0 million in the 2017 period, an increase of $0.2 million, or 7%. The increase is primarily due to software amortization.
Corporate and Other
Depreciation and amortization was $21.5 million in the three months ended March 31, 2018 compared to $22.2 million in the 2017 period, a decrease of $0.7 million, or 3%.
Transition and Integration Costs
Consolidated Transition and integration costs were $1.3 million in the three months ended March 31, 2018 compared to $1.2 million in the 2017 period. Transition and integration costs for the 2018 period primarily represent transition-related costs as we transfer certain corporate functions from FNF and legal and professional fees related to THL's secondary offerings. Transition and integration costs for the 2017 period represent legal and professional fees related to the Distribution.
Operating Income (Loss)
Consolidated Operating income was $68.2 million in the three months ended March 31, 2018 compared to $58.6 million in the 2017 period, an increase of $9.6 million, or 16%. The changes in operating income (loss) are discussed further at the segment level below.
The following table sets forth operating income (loss) by segment for the periods presented (in millions):

	Three months ended March 31,
	2018	2017
Software Solutions	$110.1	$97.8
Data and Analytics	5.4	3.9
Corporate and Other	(47.3)	(43.1)
Total	$68.2	$58.6
Software Solutions
Operating income was $110.1 million in the three months ended March 31, 2018 compared to $97.8 million in the 2017 period, an increase of $12.3 million, or 13%. Operating margin was 47.1% in the three months ended March 31, 2018 compared to 43.8% in 2017. The increase in operating income is primarily due to revenue growth within servicing software, lower net personnel costs and lower depreciation and amortization.
Data and Analytics
Operating income was $5.4 million in the three months ended March 31, 2018 compared to $3.9 million in the 2017 period, an increase of $1.5 million, or 38%. Operating margin was 14.4% in the three months ended March 31, 2018 compared to 10.7% in 2017. The increase is primarily due to revenue growth and lower net personnel costs.

Corporate and Other
Operating loss was $47.3 million in the three months ended March 31, 2018 compared to $43.1 million in the 2017 period, an increase of $4.2 million, or 10%. The increase in loss amount was primarily driven by higher equity-based compensation, incentive bonus accruals and incremental costs following the Distribution.
Interest Expense
Consolidated Interest expense was $12.8 million in the three months ended March 31, 2018 compared to $16.7 million in the 2017 period, a decrease of $3.9 million, or 23%. The decrease is driven by interest savings from the prior year term loan B facility ("Term B Loan") repricing and debt refinancing.
Other Expense, Net
Consolidated Other expense, net was $0.2 million in the three months ended March 31, 2018 compared to $2.0 million in the 2017 period. The 2017 amount was primarily related to expenses incurred in connection with the Term B Loan repricing.
Income Tax Expense
Consolidated Income tax expense was $12.5 million in the three months ended March 31, 2018 compared to $6.0 million in the 2017 period. Our effective tax rate was 22.6% in the three months ended March 31, 2018 compared to 15.0% in the 2017 period. The increase is primarily driven by the effect of no longer having any noncontrolling interests subsequent to the Distribution, partially offset by the effect of the reduction to the Federal statutory corporate income tax rate as a result of the Tax Cuts and Jobs Act of 2017 and the effect of excess tax benefits related to the vesting of restricted shares of our common stock.
Adjusted Revenues
Consolidated Adjusted Revenues were $271.2 million in the three months ended March 31, 2018 compared to $259.5 million in the 2017 period, an increase of $11.7 million, or 5%. The increase was primarily driven by growth in our servicing software business.
Adjusted EBITDA and Adjusted EBITDA Margin
Consolidated Adjusted EBITDA was $129.9 million in the three months ended March 31, 2018 compared to $119.4 million in the 2017 period, an increase of $10.5 million, or 9%. The changes in Adjusted EBITDA are discussed further at the segment level below.
Consolidated Adjusted EBITDA Margin was 47.9% in the three months ended March 31, 2018 compared to 46.0% in the 2017 period, an increase of 190 basis points. The changes in Adjusted EBITDA Margin are discussed further at the segment level below.
The following tables set forth Adjusted EBITDA (in millions) and Adjusted EBITDA Margin by segment for the periods presented (in millions):

	Three months ended March 31,
	2018	2017
Software Solutions	$136.8	$125.4
Data and Analytics	8.6	6.9
Corporate and Other	(15.5)	(12.9)
Total	$129.9	$119.4

	Three months ended March 31,
	2018	2017
Software Solutions	58.6%	56.2%
Data and Analytics	22.9%	19.0%
Corporate and Other	N/A	N/A
Total	47.9%	46.0%

Software Solutions
Adjusted EBITDA was $136.8 million in the three months ended March 31, 2018 compared to $125.4 million in the 2017 period, an increase of $11.4 million, or 9%, with an Adjusted EBITDA Margin of 58.6%, an increase of 240 basis points from the 2017 period. The increase was primarily driven by incremental margins on revenue growth.
Data and Analytics
Adjusted EBITDA was $8.6 million in the three months ended March 31, 2018 compared to $6.9 million in the 2017 period, an increase of $1.7 million, or 25%, with an Adjusted EBITDA Margin of 22.9%, compared to 19.0% in the prior year period, an increase of 390 basis points from the 2017 period. The Adjusted EBITDA Margin increase was primarily due to incremental margins on revenue growth and disciplined cost management.
Adjusted Net Earnings and Adjusted Net Earnings Per Share
Adjusted Net Earnings was $64.1 million in the three months ended March 31, 2018 compared to $45.3 million in the 2017 period, an increase of $18.8 million, or 42%. Adjusted Net Earnings Per Share was $0.43 in the three months ended March 31, 2018 compared to $0.30 in the 2017 period, an increase of $0.13, or 43%. The increase was primarily driven by increased earnings from revenue growth and lower interest expense and income tax expense.
Liquidity and Capital Resources
Cash Requirements
Our primary sources of liquidity are our existing cash balances, cash flows from operations and borrowings on our Revolving Credit Facility.
Our primary cash requirements include operating expenses, debt service payments (principal and interest), capital expenditures (including property, equipment and computer software expenditures), and income tax payments and may include share repurchases, business acquisitions and/or dividends. Our cash requirements may also include tax distributions to former holders of membership interests in Black Knight Financial Services, LLC ("BKFS LLC") for any tax distribution adjustments as a result of the final partnership returns relating to the period before the Distribution, the timing and amount of which will be dependent upon the taxable income allocable to such holders.
As of March 31, 2018, we had cash and cash equivalents of $9.9 million and debt of $1,516.9 million, excluding debt issuance costs and original issue discount. We believe that our cash flows from operations and available cash and cash equivalents are sufficient to meet our liquidity needs, including the repayment of our outstanding debt, for at least the next 12 months. We anticipate that to the extent that we require additional liquidity, it will be funded through borrowings on our Revolving Credit Facility, the incurrence of other indebtedness, equity issuance or a combination thereof. We cannot be assured that we will be able to obtain this additional liquidity on reasonable terms, or at all. The loss of the largest lender on our Revolving Credit Facility would reduce our borrowing capacity by $41.3 million. Additionally, our liquidity and our ability to meet our obligations and fund our capital requirements are also dependent on our future financial performance, which is subject to general economic, financial and other factors that are beyond our control. Accordingly, we cannot be assured that our business will generate sufficient cash flows from operations or that future borrowings will be available from additional indebtedness or otherwise to meet our liquidity needs. Although we have no specific current plans to do so, if we decide to pursue one or more significant acquisitions, we may incur additional debt or sell additional equity to finance such acquisitions.
Cash Flows
The following table provides a summary of cash flows from operating, investing and financing activities for the periods presented (in millions):

	Three months ended March 31,
	2018	2017
Cash flows provided by operating activities	$98.9	$48.9
Cash flows used in investing activities	(24.7)	(16.2)
Cash flows used in financing activities	(80.5)	(59.1)
Net decrease in cash and cash equivalents	$(6.3)	$(26.4)

Operating Activities
Cash provided by operating activities was $98.9 million and $48.9 million for the three months ended March 31, 2018 and 2017, respectively. The increase in cash provided by operating activities in the three months ended March 31, 2018 compared to the 2017 period is primarily related to increased earnings and the timing and amount of cash receipts for Trade receivables, net.
Investing Activities
Cash used in investing activities was $24.7 million and $16.2 million for the three months ended March 31, 2018 and 2017, respectively. The increase in cash used in investing activities in the three months ended March 31, 2018 as compared to the 2017 period is related to higher capital expenditures in 2018.
Financing Activities
Cash used in financing activities was $80.5 million and $59.1 million for the three months ended March 31, 2018 and 2017, respectively. The 2018 period includes cash outflows related to purchases of treasury stock of $141.5 million, debt service payments of $119.4 million and tax withholding payments for restricted share vesting of $6.6 million, partially offset by cash inflows of $187.0 million in borrowings. The 2017 period includes tax distributions to BKFS LLC members of $38.0 million, debt service payments of $11.0 million, capital lease payments of $4.3 million, tax withholding payments for restricted share vesting of $4.1 million and debt issuance costs of $1.7 million.
Financing
For a description of our financing arrangements, see Note 5 — Long-Term Debt in the Notes to Condensed Consolidated Financial Statements (Unaudited) included in Item 1 of Part 1 of this Report, which is incorporated by reference into this Part I Item 2.
Contractual Obligations
Our long-term contractual obligations generally include our debt and related interest payments, data processing and maintenance commitments and operating lease payments on certain computer equipment. Other than the item included below, there were no significant changes to contractual obligations from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2017.
In March 2018, we entered into a multi-year data processing and maintenance agreement for portions of our computer data processing operations and related functions. As of March 31, 2018, our required annual payments relating to our data processing and maintenance commitments were as follows (in millions):

		Payments due by period
	Total	2018	2019-2020	2021-2022	Thereafter
Data processing and maintenance commitments	$117.5	$20.9	$66.8	$29.8	$—
_______________
Note: The amounts above include the effect of a related financing agreement entered into in April 2018 for a certain data processing and maintenance services agreement.
On April 30, 2018, we entered into an Amended and Restated Credit Agreement, as described in Note 5 to the Notes to Condensed Consolidated Financial Statements (Unaudited). Refer to Note 5 to the Notes to Condensed Consolidated Financial Statements (Unaudited) for additional information related to the debt refinancing.
Share Repurchase Program
During the three months ended March 31, 2018, we repurchased 3.0 million shares of our common stock for $141.5 million, or an average of $47.15 per share. As of March 31, 2018, we had approximately 3.8 million shares remaining under our share repurchase authorization.

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
Critical Accounting Policies
There have been no material changes to our critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended December 31, 2017, except for the adoption of ASC 606 as described in Note 1 to the Notes to Condensed Consolidated Financial Statements (Unaudited). Refer to Note 1 and Note 8 to the Notes to Condensed Consolidated Financial Statements (Unaudited) for additional information related to the adoption of ASC 606, including a description of the related accounting policies and estimates.
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
Interest Rate Risk
In addition to existing cash balances and cash provided by operating activities, we use variable rate debt to finance our operations. We are exposed to interest rate risk on these debt obligations and related interest rate swaps. We had $1,516.9 million in long-term debt principal outstanding as of March 31, 2018, all of which is variable rate debt.
The credit facilities as described in Note 5 of the Notes to the Condensed Consolidated Financial Statements (Unaudited) represent all of our long-term debt obligations as of March 31, 2018. We performed a sensitivity analysis on the principal amount of debt as of March 31, 2018. This sensitivity analysis is based on the principal amount of our debt as of March 31, 2018, as well as the effect of our interest rate swaps. Further, in this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. An increase of 100 basis points in the applicable interest rate would cause an increase in interest expense of $15.2 million on an annual basis ($7.2 million including the effect of our current interest rate swaps). A decrease of 100 basis points in the applicable rate would cause a decrease in interest expense of $15.2 million on an annual basis ($7.2 million including the effect of our current interest rate swaps) as the 1-month LIBOR rate was 1.94% as of March 31, 2018.
We have entered into interest rate swap agreements to hedge forecasted monthly interest rate payments on our floating rate debt. As of March 31, 2018, we have the following interest rate swap agreements (collectively, the "Swap Agreements") (in millions):

Effective Dates	Floating Rate Debt	Fixed Rates
February 1, 2016 through January 31, 2019	$200.0	1.01%
February 1, 2016 through January 31, 2019	$200.0	1.01%
March 31, 2017 through March 31, 2022	$200.0	2.08%
September 29, 2017 through September 30, 2021	$200.0	1.69%
Under the terms of the Swap Agreements, we receive payments based on the 1-month LIBOR rate (equal to 1.94% as of March 31, 2018).
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
On April 11, 2018, we entered into the following interest rate swap agreement with a forward start date to hedge forecasted monthly interest rate payments on our floating rate debt (in millions):

Effective Date	Floating Rate Debt	Fixed Rate
April 30, 2018 through April 30, 2023	$250.0	2.61%
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2018, under the supervision and with the participation of our Chief Executive Officer ("CEO") and Executive Vice President and Chief Financial Officer ("CFO"), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q.
There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.
Based on that evaluation, our CEO and CFO concluded that as of March 31, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit with the SEC are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
On January 1, 2018, we implemented a new enterprise resource planning solution and adopted ASC 606. As a result, changes were made to the relevant business processes and related control activities in order to monitor and maintain appropriate controls over financial reporting. There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II: OTHER INFORMATION
Item 1. Legal Proceedings
See discussion of legal proceedings in Note 7 — Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements (Unaudited) included in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated by reference into this Item 1 of Part II.
Item 1A. Risk Factors
There have been no material changes in our risk factors since the filing of our Annual Report on Form 10-K for the year ended December 31, 2017.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes share repurchases during the three months ended March 31, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number of Shares That May Yet Be Purchased Under the Program (2)
1/1/2018 - 1/31/2018	—	$—	—	6,809,879
2/1/2018 - 2/28/2018	2,000,000	46.41	2,000,000	4,809,879
3/1/2018 - 3/31/2018	1,000,000	48.63	1,000,000	3,809,879
Total	3,000,000	$47.15	3,000,000
_______________________________________________________

(1)
On January 31, 2017, our board of directors authorized a three-year share repurchase program, effective February 3, 2017, under which we may repurchase up to 10 million shares of BKFS Class A common stock through February 2, 2020, through open market purchases, negotiated transactions or other means, in accordance with applicable securities laws and other restrictions. In connection with the Distribution, our board of directors approved a share repurchase program authorizing the repurchase of shares of Black Knight, Inc. common stock consistent with the previous BKFS share repurchase program.

(2)	As of the last day of the applicable month.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
     (a) Exhibits

10.1	Restricted Stock Grant and Restricted Stock Award Agreement (April 2018) under Black Knight, Inc. Amended and Restated 2015 Omnibus Incentive Plan

10.2
Amended and Restated Credit and Guaranty Agreement, dated as of April 30, 2018, by and among Black Knight InfoServ, LLC, a Delaware limited liability company, as the borrower, JPMorgan Chase Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Black Knight, Inc. on May 3, 2018 (No. 001-37394))

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

Date:	May 8, 2018	BLACK KNIGHT, INC. (registrant)
		By:	/s/ Kirk T. Larsen
Kirk T. Larsen
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description
10.1	Restricted Stock Grant and Restricted Stock Award Agreement (April 2018) under Black Knight, Inc. Amended and Restated 2015 Omnibus Incentive Plan

10.2
Amended and Restated Credit and Guaranty Agreement, dated as of April 30, 2018, by and among Black Knight InfoServ, LLC, a Delaware limited liability company, as the borrower, JPMorgan Chase Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Black Knight, Inc. on May 3, 2018 (No. 001-37394))

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