Form 10-Q
period 2018-06-30
Black Knight, Inc.
filed 2018-07-31
CIK 1627014

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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
YES ☐ NO ☑
There were 149,404,429 shares outstanding of the Registrant's common stock as of July 30, 2018.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended June 30, 2018

i

Part I: FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
BLACK KNIGHT, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In millions, except share data)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$11.4	$16.2
Trade receivables, net	158.5	201.8
Prepaid expenses and other current assets	67.4	44.6
Receivables from related parties	19.0	18.1
Total current assets	256.3	280.7
Property and equipment, net	179.1	179.9
Computer software, net	414.2	416.8
Other intangible assets, net	204.3	231.6
Goodwill	2,310.0	2,306.8
Other non-current assets	296.9	240.1
Total assets	$3,660.8	$3,655.9
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable and other accrued liabilities	$57.9	$65.0
Accrued compensation and benefits	45.5	51.9
Current portion of long-term debt	41.6	55.1
Deferred revenues	50.1	59.6
Total current liabilities	195.1	231.6
Deferred revenues	113.7	100.7
Deferred income taxes	235.8	224.6
Long-term debt, net of current portion	1,422.8	1,379.0
Other non-current liabilities	12.2	11.2
Total liabilities	1,979.6	1,947.1
Commitments and contingencies (Note 7)
Equity:
Common stock; $0.0001 par value; 550,000,000 shares authorized; 153,281,176 shares issued and 149,402,243 shares outstanding as of June 30, 2018, and 153,430,030 shares issued and 151,430,030 shares outstanding as of December 31, 2017	—	—
Preferred stock; $0.0001 par value; 25,000,000 shares authorized; issued and outstanding, none as of June 30, 2018 and December 31, 2017	—	—
Additional paid-in capital	1,555.5	1,593.6
Retained earnings	295.3	201.4
Accumulated other comprehensive earnings	10.9	3.9
Treasury stock, 3,878,933 and 2,000,000 shares as of June 30, 2018 and December 31, 2017, respectively, at cost	(180.5)	(90.1)
Total equity	1,681.2	1,708.8
Total liabilities and equity	$3,660.8	$3,655.9
See Notes to Condensed Consolidated Financial Statements (Unaudited).

BLACK KNIGHT, INC.
Condensed Consolidated Statements of Earnings and Comprehensive Earnings
(Unaudited)
(In millions, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenues	$276.6	$262.2	$546.9	$520.3
Expenses:
Operating expenses	155.4	142.0	304.8	287.5
Depreciation and amortization	53.6	50.1	105.0	102.9
Transition and integration costs	1.2	3.3	2.5	4.5
Total expenses	210.2	195.4	412.3	394.9
Operating income	66.4	66.8	134.6	125.4
Other income and expense:
Interest expense	(13.1)	(14.0)	(25.9)	(30.7)
Other expense, net	(6.2)	(14.5)	(6.4)	(16.5)
Total other expense, net	(19.3)	(28.5)	(32.3)	(47.2)
Earnings before income taxes	47.1	38.3	102.3	78.2
Income tax expense	7.1	9.1	19.6	15.1
Net earnings	40.0	29.2	82.7	63.1
Less: Net earnings attributable to noncontrolling interests	—	21.0	—	42.7
Net earnings attributable to Black Knight	$40.0	$8.2	$82.7	$20.4
Other comprehensive earnings (loss):
Unrealized holding gains, net of tax (1)	3.4	1.4	8.1	0.6
Reclassification adjustments for (gains) losses included in net earnings, net of tax (2)	(0.5)	0.1	(0.8)	0.2
Total unrealized gains on interest rate swaps, net of tax	2.9	1.5	7.3	0.8
Foreign currency translation adjustment (3)	(0.3)	—	(0.3)	0.1
Other comprehensive earnings	2.6	1.5	7.0	0.9
Comprehensive earnings attributable to noncontrolling interests	—	24.0	—	44.3
Comprehensive earnings	$42.6	$33.7	$89.7	$65.6

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Earnings per share:
Net earnings per share attributable to Black Knight common shareholders:
Basic	$0.27	$0.12	$0.56	$0.30
Diluted	$0.27	$0.11	$0.56	$0.29
Weighted average shares of common stock outstanding (Note 2):
Basic	147.1	67.7	148.0	67.7
Diluted	147.7	153.0	148.4	153.0
______________________________

(1)
Net of income tax expense of $1.0 million and $2.6 million for the three and six months ended June 30, 2018, respectively, and $0.9 million and $0.5 million for the three and six months ended June 30, 2017, respectively.

(2)
Amounts reclassified to net earnings relate to (gains) losses on interest rate swaps and are included in Interest expense on the Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited). Amounts are net of income tax benefit of $0.2 million and $0.3 million for the three and six months ended June 30, 2018, respectively, and income tax expense of less than $0.1 million and $0.1 million for the three and six months ended June 30, 2017, respectively.

(3)	Net of income tax benefit of $0.1 million for the three and six months ended June 30, 2018.

See Notes to Condensed Consolidated Financial Statements (Unaudited).

BLACK KNIGHT, INC.
Condensed Consolidated Statement of Equity
(Unaudited)
(In millions)

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings	Treasury stock
	Shares	$				Shares	$	Total equity
Balance, December 31, 2017	153.4	$—	$1,593.6	$201.4	$3.9	2.0	$(90.1)	$1,708.8
Cumulative effect of ASC 606 adoption (Note 8)	—	—	—	11.2	—	—	—	11.2
Adjusted balance at January 1, 2018	153.4	—	1,593.6	212.6	3.9	2.0	(90.1)	1,720.0
Grant of restricted shares of common stock	—	—	(51.7)	—	—	(1.1)	51.7	—
Forfeitures of restricted shares of common stock	—	—	0.6	—	—	—	(0.6)	—
Tax withholding payments for restricted share vesting	(0.1)	—	(6.7)	—	—	—	—	(6.7)
Purchases of treasury stock	—	—	—	—	—	3.0	(141.5)	(141.5)
Equity-based compensation expense	—	—	19.7	—	—	—	—	19.7
Net earnings	—	—	—	82.7	—	—	—	82.7
Foreign currency translation adjustment	—	—	—	—	(0.3)	—	—	(0.3)
Unrealized gains on interest rate swaps, net	—	—	—	—	7.3	—	—	7.3
Balance, June 30, 2018	153.3	$—	$1,555.5	$295.3	$10.9	3.9	$(180.5)	$1,681.2

See Notes to Condensed Consolidated Financial Statements (Unaudited).

BLACK KNIGHT, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In millions)

	Six months ended June 30,
	2018	2017
Cash flows from operating activities:
Net earnings	$82.7	$63.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	105.0	102.9
Amortization of debt issuance costs, bond premium and original issue discount	1.6	1.2
Loss on extinguishment of debt, net	5.8	12.6
Deferred income taxes, net	3.6	4.5
Equity-based compensation	19.9	10.1
Changes in assets and liabilities, net of acquired assets and liabilities:
Trade and other receivables, including receivables from related parties	44.3	(16.3)
Prepaid expenses and other assets	(44.9)	(15.1)
Deferred contract costs	(23.5)	(25.6)
Deferred revenues	(1.5)	13.7
Trade accounts payable and other liabilities	17.0	(27.7)
Net cash provided by operating activities	210.0	123.4
Cash flows from investing activities:
Additions to property and equipment	(14.5)	(4.0)
Additions to computer software	(37.5)	(26.5)
Business acquisition, net of cash acquired	(6.0)	—
Net cash used in investing activities	(58.0)	(30.5)
Cash flows from financing activities:
Borrowings	740.1	400.0
Debt repayments	(742.9)	(12.0)
Senior Notes redemption	—	(390.0)
Senior Notes redemption fee	—	(18.8)
Distributions to members	—	(38.3)
Purchases of treasury stock	(141.5)	(46.6)
Capital lease payments	—	(9.0)
Tax withholding payments for restricted share vesting	(6.7)	(4.3)
Debt issuance costs	(5.8)	(8.5)
Net cash used in financing activities	(156.8)	(127.5)
Net decrease in cash and cash equivalents	(4.8)	(34.6)
Cash and cash equivalents, beginning of period	16.2	133.9
Cash and cash equivalents, end of period	$11.4	$99.3

Supplemental cash flow information:
Interest paid	$(24.5)	$(32.6)
Income taxes paid	$(10.0)	$(11.9)

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
The accompanying Condensed Consolidated Financial Statements (Unaudited) were prepared in accordance with U.S. generally accepted accounting principles ("GAAP"), and all adjustments considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated. The preparation of these Condensed Consolidated Financial Statements (Unaudited) in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the Condensed Consolidated Financial Statements (Unaudited), as well as the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. This Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission ("SEC") on February 23, 2018 and other filings with the SEC.
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
Immediately following the completion of the Distribution, certain affiliates of Thomas H. Lee Partners, L.P. ("THL") contributed to Black Knight, Inc. all of their BKFS Class B common stock and all of their membership interests in Black Knight Financial Services, LLC ("BKFS LLC") in exchange for a number of shares of Black Knight, Inc. common stock equal to the number of shares of BKFS Class B common stock contributed (the "THL Interest Exchange"). Following the completion of the Distribution and the THL Interest Exchange, the shares of BKFS Class B common stock were canceled.
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

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

We account for noncontrolling interests in accordance with ASC 810. Noncontrolling interests represented Black Knight Holdings, Inc. and certain of its affiliates' and THL and certain of THL's affiliates' share of net earnings or loss and of equity in BKFS LLC. BKFS Class A shareholders indirectly controlled BKFS LLC through our managing member interest. BKFS Class B shareholders had a noncontrolling interest in BKFS LLC. Prior to the Distribution, BKFS Class B shareholders' share of net earnings or loss in BKFS LLC was reported in Net earnings attributable to noncontrolling interests in our Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited). Net earnings attributable to noncontrolling interests did not include expenses incurred directly by us, including income tax expense attributable to us.
Subsequent to the Distribution, BKFS LLC is an indirect wholly-owned subsidiary of Black Knight, Inc., and therefore, there are no longer any noncontrolling interests in BKFS LLC.
Share Repurchase Program
There were no share repurchases during the second quarter of 2018. During the six months ended June 30, 2018, we repurchased 3.0 million shares of our common stock for $141.5 million, or an average of $47.15 per share. As of June 30, 2018, we had approximately 3.8 million shares remaining under our share repurchase authorization.
Cash and Cash Equivalents
Cash and cash equivalents include the following (in millions):

	June 30, 2018	December 31, 2017
Unrestricted:
Cash	$3.5	$13.1
Cash equivalents	7.9	1.3
Total unrestricted cash and cash equivalents	11.4	14.4
Restricted cash equivalents (1)	—	1.8
Total cash and cash equivalents	$11.4	$16.2
_______________
(1) Restricted cash equivalents related to our subsidiary, I-Net Reinsurance Limited, were held in trust until the final reinsurance policy expired.
Trade Receivables, Net
A summary of Trade receivables, net of allowance for doubtful accounts is as follows (in millions):

	June 30, 2018	December 31, 2017
Trade receivables — billed	$123.5	$159.6
Trade receivables — unbilled	36.6	44.1
Total trade receivables	160.1	203.7
Allowance for doubtful accounts	(1.6)	(1.9)
Total trade receivables, net	$158.5	$201.8

In addition to the amounts above, we have unbilled receivables that we do not expect to collect within the next year included in Other non-current assets in our Condensed Consolidated Balance Sheets (Unaudited). Billings for these receivables are based on contractual terms. Refer to Note 4 — Other Non-Current Assets.

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consists of the following (in millions):

	June 30, 2018	December 31, 2017
Prepaid expenses	$46.0	$36.1
Contract assets	12.5	—
Other current assets	8.9	8.5
Prepaid expenses and other current assets	$67.4	$44.6
Contract Assets
A contract asset represents our expectation of receiving consideration in exchange for products or services that we have transferred to our client. Contract assets and liabilities, or deferred revenues, are determined and netted at the contract level since the rights and obligations in a contract with a client are interdependent. In contrast, a receivable is our right to consideration that is unconditional except for the passage of time required before payment of that consideration is due. The difference in timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables, contract assets and deferred revenues from client advances and deposits. We account for receivables in accordance with ASC Topic 310, Receivables (“ASC 310”), and assess both contract assets and receivables for impairment in accordance with ASC 310. There were no impairment charges related to contract assets for the three and six months ended June 30, 2018.
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
Capital Leases
We entered into a one-year capital lease agreement commencing January 1, 2017 with a bargain purchase option for certain computer equipment. The leased equipment has a useful life of five years and is depreciating on a straight-line basis over this period. The leased equipment was valued based on the net present value of the minimum lease payments, which was $8.4 million (net of imputed interest of $0.1 million). The non-cash investing and financing activity for the six months ended June 30, 2017 was $4.4 million and related to the unpaid portion of the capital lease obligation. There was no remaining capital lease obligation as of December 31, 2017.
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
Deferred contract costs are amortized on a systematic basis consistent with the transfer to the client of the goods or services to which the asset relates. We consider the explicit term of the contract with the client, expected renewals and the rate of change related to our solutions in determining the amortization period, which range from 5 years to 10 years.
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
Our deferred contract costs are included in Other non-current assets in our Condensed Consolidated Balance Sheets (Unaudited). Refer to Note 4 — Other Non-Current Assets. Amortization expense for deferred contract costs is included in

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Depreciation and amortization in our Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited). Refer to the "Depreciation and Amortization" section below.
Deferred Revenues
Deferred revenues represent our obligation to transfer products or services to our client for which we have received consideration, or an amount of consideration is due, from the client. During the six months ended June 30, 2018, revenues recognized related to the amount included in the Deferred revenues balance at January 1, 2018 was $28.8 million.
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

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

market conditions, demands, trends, our specific factors and information about the client or class of clients. The adjusted market approach is generally used for new products or solutions or when observable inputs are not available or limited.

5.
Recognize revenues when or as the company satisfies a performance obligation. We recognize revenues when, or as, distinct performance obligations are satisfied by transferring control of the product or service to the client. A performance obligation is considered transferred when the client obtains control of the product or service. Transfer of control is typically evaluated from the client's perspective. At contract inception, we determine whether we satisfy the performance obligation over time or at a point in time. Revenues from software and hosting solutions are primarily recognized ratably over time or as fee-bearing usages occur. Revenues from certain licenses that require a significant level of integration, interdependency and interrelation with integral updates are generally recognized ratably over time as services are performed. Distinct professional services revenues are primarily billed on a time and materials basis and revenues are recognized over time as the services are performed. Revenues from data solutions related to a license for historical data or the license portion of certain distinct term licenses are recognized at a point in time upon delivery, while the remaining arrangement consideration allocated to updates is recognized ratably over the period the updates are provided.

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
Depreciation and Amortization
Depreciation and amortization on the Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited) include the following (in millions):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Property and equipment	$7.9	$7.3	$15.4	$14.4
Computer software	23.4	20.7	45.4	41.2
Other intangible assets	14.2	17.0	28.3	34.0
Deferred contract costs	8.1	5.1	15.9	13.3
Total	$53.6	$50.1	$105.0	$102.9
Computer software amortization for the three months ended June 30, 2018 includes accelerated amortization of $1.0 million related to certain internally developed software. Deferred contract costs amortization for the three months ended June 30, 2018 includes accelerated amortization of $1.0 million related to certain deferred implementation costs. Deferred contract costs amortization for the six months ended June 30, 2018 and 2017 includes accelerated amortization of $2.5 million and $3.3 million, respectively, related to certain deferred implementation costs.
Transition and Integration Costs
Transition and integration costs during the three and six months ended June 30, 2018 primarily represent transition-related costs as we transfer certain corporate functions from FNF, and legal and professional fees related to THL's secondary offerings. Transition and integration costs during the three and six months ended June 30, 2017 primarily represent legal and professional fees related to the Distribution.

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Recent Accounting Pronouncements
Revenue Recognition (ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"))
On January 1, 2018, we adopted ASC 606 using the modified retrospective method. Under this method, we recognized the cumulative effect of applying the new revenue recognition standard to existing revenue contracts that were active as of the adoption date as an adjustment to the opening balance of Retained earnings. The reported results for the three and six months ended June 30, 2018 reflect the application of ASC 606, while the comparative information has not been restated and continues to be reported under the related accounting standards in effect for those periods. The adoption of ASC 606 represents a change in accounting principle that is intended to more closely align revenue recognition with the delivery of our services and provides financial statement readers with enhanced disclosures.
The effect of adopting ASC 606 on our Condensed Consolidated Financial Statements (Unaudited) as of June 30, 2018 and for the three and six months ended June 30, 2018 is disclosed in Note 8 — Revenues.
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
During the second quarter, we continued our assessment with increased focus on identifying a complete population of leases under the new standard, performing detailed contract reviews, developing accounting policies and positions and further identifying data and disclosure requirements, including the effect on our processes and design of internal controls.
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
For the periods presented, potentially dilutive securities include unvested restricted stock awards and the shares of BKFS Class B common stock prior to the Distribution. For the three and six months ended June 30, 2017, the numerator in the diluted net earnings per share calculation is adjusted to reflect our income tax expense at an expected effective tax rate assuming the conversion of the shares of BKFS Class B common stock into shares of BKFS Class A common stock on a one-for-one basis prior to the Distribution. The effective tax rate for the three and six months ended June 30, 2017 was 54.6% and 43.4%, respectively. The denominator includes approximately 84.7 million and 84.8 million shares of BKFS Class B common stock outstanding for the three and six months ended June 30, 2017, respectively. The denominator also includes the dilutive effect of approximately 0.6 million and 0.4 million shares of unvested restricted shares of common stock for the three and six months ended June 30, 2018, respectively, and approximately 0.6 million and 0.5 million shares for the three and six months ended June 30, 2017, respectively.

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

The shares of BKFS Class B common stock did not share in the earnings or losses of Black Knight and were, therefore, not participating securities. Accordingly, basic and diluted net earnings per share of BKFS Class B common stock have not been presented.
The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Basic:
Net earnings attributable to Black Knight	$40.0	$8.2	$82.7	$20.4
Shares used for basic net earnings per share:
Weighted average shares of common stock outstanding	147.1	67.7	148.0	67.7
Basic net earnings per share	$0.27	$0.12	$0.56	$0.30

Diluted:
Earnings before income taxes		$38.3		$78.2
Income tax expense excluding the effect of noncontrolling interests		20.9		33.9
Net earnings		$17.4		$44.3
Net earnings attributable to Black Knight	$40.0		$82.7
Shares used for diluted net earnings per share:
Weighted average shares of common stock outstanding	147.1	67.7	148.0	67.7
Dilutive effect of unvested restricted shares of common stock	0.6	0.6	0.4	0.5
Weighted average shares of BKFS Class B common stock outstanding	—	84.7	—	84.8
Weighted average shares of common stock, diluted	147.7	153.0	148.4	153.0
Diluted net earnings per share	$0.27	$0.11	$0.56	$0.29
(3)    Related Party Transactions
We are party to certain related party agreements, including certain agreements with FNF. As a result of the Distribution, as described in Note 1 — Basis of Presentation, FNF no longer has an ownership interest in us; however, FNF is still considered a related party primarily due to the combination of certain shared board members, members of senior management and various agreements.
We were party to certain related party agreements with THL until May 11, 2018, the date of the May 2018 Offering as defined below. As a result of the May 2018 Offering, certain affiliates of THL no longer have an ownership interest in us and are no longer considered a related party.
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
On May 11, 2018, an underwritten secondary offering of 13.6 million shares of our common stock by affiliates of THL and certain members of our board of directors and management pursuant to a post-effective amendment to the registration statement filed with SEC on November 20, 2017 closed (the "May 2018 Offering").
We did not sell any shares and did not receive any proceeds related to the February 2018 Offering, March 2018 Offering or May 2018 Offering.

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
A detail of the revenues and expenses, net from FNF is set forth in the table below (in millions):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenues	$13.7	$17.2	$26.3	$29.4
Operating expenses	2.8	3.1	5.0	6.4
Guarantee fee	—	0.2	—	1.2
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
In connection with our Amended and Restated Credit Agreement (as defined in Note 5 — Long-Term Debt), FNF subsidiaries no longer hold any principal amount of our debt. FNF subsidiaries held $48.8 million of principal amount of our Term B Loan (as defined in Note 5 — Long-Term Debt) as of December 31, 2017 from our credit agreement dated May 27, 2015, as amended.
THL
Two managing directors of THL currently serve on our Board of Directors. We purchase software and systems services from certain entities over which THL exercises control. Transactions with THL are summarized through May 11, 2018, the date of the May 2018 Offering described above.
A detail of the expenses, net from THL is set forth in the table below (in millions):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Operating expenses	$—	$0.1	$—	$0.2
Revenues and Expenses
A detail of related party items included in Revenues is as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Data and analytics services	$5.6	$8.3	$10.5	$12.7
Servicing, origination and default software services	8.1	8.9	15.8	16.7
Total related party revenues	$13.7	$17.2	$26.3	$29.4
A detail of related party items included in Operating expenses (net of expense reimbursements) is as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Data entry, indexing services and other operating expenses	$1.6	$1.1	$2.9	$2.5
Corporate services	1.5	2.5	2.7	5.0
Technology and corporate services	(0.3)	(0.4)	(0.6)	(0.9)
Total related party expenses, net	$2.8	$3.2	$5.0	$6.6
Additionally, related party prepaid fees were $0.1 million as of December 31, 2017. These fees are included in Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets (Unaudited). As of June 30, 2018, related party contract assets of $4.5 million are also included in Prepaid expenses and other current assets in our Condensed Consolidated Balance Sheets

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

(Unaudited). As of June 30, 2018, related party deferred revenues of $2.3 million are included in current Deferred revenues in our Condensed Consolidated Balance Sheets (Unaudited).
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
(4)    Other Non-Current Assets
Other non-current assets consists of the following (in millions):

	June 30, 2018	December 31, 2017
Deferred contract costs, net of accumulated amortization	$156.9	$136.1
Property records database	59.7	59.7
Prepaid expenses	25.9	4.0
Unrealized gains on interest rate swaps	13.7	6.7
Contract assets	10.6	—
Unbilled receivables	7.5	14.6
Other	22.6	19.0
Other non-current assets	$296.9	$240.1
(5)        Long-Term Debt
Long-term debt consists of the following (in millions):

	June 30, 2018				December 31, 2017
	Principal	Debt Issuance Costs	Discount	Total	Principal	Debt Issuance Costs	Discount	Total
Term A Loan	$1,250.0	$(7.7)	$—	$1,242.3	$1,004.3	$(7.0)	$—	$997.3
Term B Loan	—	—	—	—	390.0	(2.5)	(1.4)	386.1
Revolving Credit Facility	196.5	(6.0)	—	190.5	55.0	(4.3)	—	50.7
Other	32.9	—	(1.3)	31.6	—	—	—	—
Total long-term debt	1,479.4	(13.7)	(1.3)	1,464.4	1,449.3	(13.8)	(1.4)	1,434.1
Less: Current portion of long-term debt	42.2	(0.2)	(0.4)	41.6	55.5	(0.4)	—	55.1
Long-term debt, net of current portion	$1,437.2	$(13.5)	$(0.9)	$1,422.8	$1,393.8	$(13.4)	$(1.4)	$1,379.0

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Principal maturities as of June 30, 2018 for each of the next five years and thereafter are as follows (in millions):

2018 (remaining)	$15.6
2019	53.2
2020	65.7
2021	62.5
2022	109.4
Thereafter	1,173.0
Total	$1,479.4
Scheduled maturities noted above exclude the effect of debt issuance costs of $13.7 million and discount of $1.3 million.
Credit Agreement
On May 27, 2015, Black Knight InfoServ, LLC ("BKIS") entered into a credit and guaranty agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A., as administrative agent, the guarantors party thereto and the other agents and lenders party thereto. On February 27, 2017, BKIS entered into a First Amendment to Credit and Guaranty Agreement (the "Credit Agreement First Amendment") with JPMorgan Chase Bank, N.A. as administrative agent. On April 26, 2017, BKIS entered into a Second Amendment to Credit and Guaranty Agreement (the “Credit Agreement Second Amendment”) with JPMorgan Chase Bank, N.A. as administrative agent, the guarantors party thereto, the other agents party thereto and the lenders party thereto. The Credit Agreement, as amended, provided for (i) a $1,030.0 million term loan A facility (the "Term A Loan"), (ii) a $400.0 million term loan B facility (the "Term B Loan") and (iii) a $500.0 million revolving credit facility (the "Revolving Credit Facility", and collectively with the Term A Loan and Term B Loan, the "Facilities"). The Facilities were guaranteed by substantially all of BKIS's wholly-owned domestic restricted subsidiaries and BKFS LLC, and were secured by associated collateral agreements that pledge a lien on virtually all of BKIS's assets, including fixed assets and intangible assets, and the assets of the guarantors.
Debt Refinancing
On April 30, 2018, BKIS entered into an amended and restated credit and guaranty agreement (the “Amended and Restated Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent, the guarantors party thereto, the other agents party thereto and the lenders party thereto.
The Amended and Restated Credit Agreement provides for (i) a $1,250.0 million term loan A facility (the “New Term A Loan”) and (ii) a $750.0 million revolving credit facility (the “New Revolving Credit Facility” and, together with the New Term A Loan, collectively, the “New Facilities”), the proceeds of which were used to repay in full the Term A Loan, Term B Loan and Revolving Credit Facility outstanding under the Credit Agreement, as amended.
The New Term A Loan and the New Revolving Credit Facility bear interest at rates based upon, at the option of BKIS, either (i) the base rate plus a margin of between 25 and 50 basis points depending on the total leverage ratio of BKFS LLC and its restricted subsidiaries on a consolidated basis (the “Consolidated Leverage Ratio”) or (ii) the Eurodollar rate plus a margin of between 125 and 150 basis points depending on the Consolidated Leverage Ratio. In addition, BKIS will pay an unused commitment fee of between 15 and 20 basis points on the undrawn commitments under the New Revolving Credit Facility, also depending on the Consolidated Leverage Ratio.
As of June 30, 2018, the New Term A Loan and the New Revolving Credit Facility bear interest at the Eurodollar rate plus a margin of 150 basis points. As of June 30, 2018, we have $553.5 million capacity on the New Revolving Credit Facility and pay an unused commitment fee of 20 basis points. During the six months ended June 30, 2018, there were $481.5 million of incremental borrowings and $340.0 million of payments on our New Revolving Credit Facility. During the six months ended June 30, 2017, there were $100.0 million of incremental borrowings and no payments on our Revolving Credit Facility. As of June 30, 2018, the interest rates on the New Term A Loan and New Revolving Credit Facility were approximately 3.59% and 3.47%, respectively.

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

The New Facilities are guaranteed by all of BKIS’s wholly-owned domestic restricted subsidiaries and BKFS LLC, a Delaware limited liability company and the direct parent company of BKIS, and are secured by associated collateral agreements that pledge a lien on substantially all of BKIS’s assets, including fixed assets and intangibles, and the assets of the guarantors, in each case, subject to customary exceptions.
The New Term A Loan is subject to amortization of principal, payable in quarterly installments on the last day of each fiscal quarter equal to the percentage set forth below of the initial aggregate principal amount of the term loans for such fiscal quarter:

Payment Dates	Percentage
September 30, 2018 through and including March 31, 2020	0.63%
Commencing on June 30, 2020 through and including March 31, 2022	1.25%
Commencing on June 30, 2022 through and including March 31, 2023	2.50%
The remaining principal balance of the term loans under the New Term A Loan is due upon maturity. Pursuant to the terms of the Amended and Restated Credit Agreement, the loans under the New Term A Loan and the New Revolving Credit Facility mature on April 30, 2023.
For the six months ended June 30, 2018, the amount included in Other expense, net on the Condensed Consolidated Statement of Earnings and Comprehensive Earnings (Unaudited) related to the April 30, 2018 refinancing was $5.8 million. For the six months ended June 30, 2017, the amount included in Other expense, net on the Condensed Consolidated Statement of Earnings and Comprehensive Earnings (Unaudited) related to 2017 Term B Loan repricing, Term A Loan and Revolving Credit Facility refinancing was $4.4 million.
Other Debt
On April 1, 2018, we entered into a financing agreement for $32.9 million, with an imputed interest rate of 3.44%, primarily related to certain data processing and maintenance services. Quarterly payments are due beginning January 1, 2019 through April 1, 2020. As of June 30, 2018, $10.5 million is included in the Current portion of long-term debt in our Condensed Consolidated Balance Sheets (Unaudited).
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
Fair Value of Long-Term Debt
The fair value of our New Facilities approximates their carrying value at June 30, 2018. The fair value of our New Facilities is based upon established market prices for the securities using level 2 inputs.
Interest Rate Swaps
We have entered into interest rate swap agreements to hedge forecasted monthly interest rate payments on our floating rate debt. On April 11, 2018, we entered into a new interest rate swap agreement with a start date of April 30, 2018. On May 29, 2018, we entered into an interest rate swap agreement with a forward starting date on January 31, 2019. As of June 30, 2018, we have the following interest rate swap agreements (collectively, the "Swap Agreements") (in millions):

Effective Dates	Floating Rate Debt	Fixed Rates
February 1, 2016 through January 31, 2019	$200.0	1.01%
February 1, 2016 through January 31, 2019	200.0	1.01%
March 31, 2017 through March 31, 2022	200.0	2.08%
September 29, 2017 through September 30, 2021	200.0	1.69%
April 30, 2018 through April 30, 2023	250.0	2.61%
January 31, 2019 through January 31, 2023	300.0	2.65%

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Under the terms of the Swap Agreements, we receive payments based on the 1-month LIBOR rate (approximately 2.09% as of June 30, 2018).
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
It is our policy to execute such instruments with credit-worthy banks and not to enter into derivative financial instruments for speculative purposes. As of June 30, 2018, we believe our interest rate swap counterparties will be able to fulfill their obligations under our agreements, and we believe we will have debt outstanding through the various expiration dates of the swaps such that the occurrence of future cash flow hedges remains probable.
The estimated fair values of our Swap Agreements are as follows (in millions):

Balance Sheet Accounts	June 30, 2018	December 31, 2017
Prepaid expenses and other current assets	$2.9	$—
Other non-current assets	13.7	6.7
As of June 30, 2018, a cumulative gain of $16.6 million ($12.2 million net of tax) related to our interest rate swaps is reflected in Accumulated other comprehensive earnings. As of December 31, 2017, a cumulative gain of $6.7 million ($3.9 million net of tax) is reflected in Accumulated other comprehensive earnings. Below is a summary of the effect of derivative instruments on amounts recognized in Other comprehensive earnings (loss) ("OCE") on the accompanying Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited) for the three months ended June 30, 2018 and 2017 (in millions):

	Three months ended June 30, 2018		Three months ended June 30, 2017
	Amount of Gain Recognized in OCE	Amount of Gain Reclassified from Accumulated OCE into Net earnings	Amount of Gain Recognized in OCE	Amount of Loss Reclassified from Accumulated OCE into Net earnings
Swap agreements
Attributable to noncontrolling interests	$—	$—	$2.8	$0.2
Attributable to Black Knight	3.4	0.5	1.4	0.1
Total	$3.4	$0.5	$4.2	$0.3
Below is a summary of the effect of derivative instruments on amounts recognized in OCE on the accompanying Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited) for the six months ended June 30, 2018 and 2017 (in millions):

	Six months ended June 30, 2018		Six months ended June 30, 2017
	Amount of Gain Recognized in OCE	Amount of Gain Reclassified from Accumulated OCE into Net earnings	Amount of Gain Recognized in OCE	Amount of Loss Reclassified from Accumulated OCE into Net earnings
Swap agreements
Attributable to noncontrolling interests	$—	$—	$1.2	$0.4
Attributable to Black Knight	8.1	0.8	0.6	0.2
Total	$8.1	$0.8	$1.8	$0.6

Approximately $4.3 million ($3.1 million net of tax) of the balance in Accumulated other comprehensive earnings as of June 30, 2018 is expected to be reclassified into Interest expense over the next 12 months.
(6)        Income Taxes
Our effective tax rate for the three months ended June 30, 2018 and 2017 was 15.1% and 23.8%, respectively, and 19.2% and 19.3% for the six months ended June 30, 2018 and 2017, respectively. Our effective tax rate for three months ended June 30, 2018 includes the effect of a deferred tax revaluation adjustment as a result of a reduction in our blended state tax rate and higher than expected tax credits. Our effective tax rate for the six months ended June 30, 2018 also includes the effect of excess tax benefits

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

related to the vesting of restricted shares of our common stock. The effective tax rates for the three and six months ended June 30, 2017 were lower than the typical federal and state statutory rate because of the effect of our noncontrolling interests prior to the Distribution, partially offset by the effect of certain discrete items recorded during the 2017 period.
A reconciliation of the federal statutory income tax rate to our effective income tax rate for each period presented is as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Federal statutory rate	21.0%	35.0%	21.0%	35.0%
State income taxes, net of federal benefit	4.5	2.1	5.0	2.1
Noncontrolling interests	—	(19.1)	—	(19.0)
Tax credits	(2.2)	(0.3)	(1.3)	(0.4)
Restricted share vesting	—	—	(1.6)	(0.7)
Effect of deferred revaluation related to lower blended state tax rate	(8.9)	—	(4.1)	—
Domestic production activities deduction	—	(1.0)	—	(1.2)
Resolution of a legacy tax matter	—	6.5	—	3.2
Other	0.7	0.6	0.2	0.3
Effective tax rate	15.1%	23.8%	19.2%	19.3%
Tax Distributions
Prior to the Distribution, the taxable income of BKFS LLC was allocated to its members, including BKFS, and the members were required to reflect on their own income tax returns the items of income, gain, deduction and loss and other tax items of BKFS LLC that were allocated to them. BKFS LLC made tax distributions to its members for their allocable share of BKFS LLC's taxable income. Tax distributions are calculated based on allocations of income to a member for a particular taxable year without taking into account any losses allocated to the member in a prior taxable year. This practice is consistent with IRS regulations. Subject to certain reductions, tax distributions are generally made based on an assumed tax rate equal to the highest combined marginal federal, state and local income tax rate applicable to a U.S. corporation. BKFS LLC made tax distributions of $38.3 million during the six months ended June 30, 2017 and $75.3 million during the year ended December 31, 2017. The 2017 tax distributions were for the 2016 tax year and 2017 tax year relating to the period before the Distribution. Additional tax distributions may be made for any tax distribution adjustments as a result of the final partnership returns relating to the period before the Distribution, the timing and amount of which will be dependent upon the taxable income allocable to such holders.
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
Payments for data processing and maintenance services agreements with initial or remaining terms greater than one year are as follows (in millions):

2018 (remaining)	$9.4
2019	42.1
2020	40.7
2021	29.8
Total	$122.0
_______________
Note: The amounts above include the effect of a related financing agreement entered into on April 1, 2018 primarily for a certain data processing and maintenance services agreement. Refer to Note 5 — Long-Term Debt.
These amounts could be more or less depending on various factors such as the inflation rate, the introduction of significant new technologies or changes in our data processing needs.

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

(8)     Revenues
Disaggregation of Revenues
The following tables summarize revenues from contracts with clients (in millions):

	Three months ended June 30, 2018
	Servicing Software	Origination Software	Software Solutions	Data and Analytics	Corporate and Other		Total
Software and hosting solutions	$178.2	$27.5	$205.7	$7.6	$—		$213.3
Professional services	18.8	11.3	30.1	0.3	(0.8)	(1)	29.6
Data solutions	—	—	—	30.0	—		30.0
Other	0.3	2.6	2.9	0.8	—		3.7
Revenues	$197.3	$41.4	$238.7	$38.7	$(0.8)		$276.6

	Six months ended June 30, 2018
	Servicing Software	Origination Software	Software Solutions	Data and Analytics	Corporate and Other		Total
Software and hosting solutions	$354.4	$52.4	$406.8	$15.0	$—		$421.8
Professional services	37.1	22.7	59.8	0.7	(1.7)	(1)	58.8
Data solutions	—	—	—	59.1	—		59.1
Other	0.5	5.2	5.7	1.5	—		7.2
Revenues	$392.0	$80.3	$472.3	$76.3	$(1.7)		$546.9

_______________________________________________________

(1)	Revenues for Corporate and Other represent deferred revenue purchase accounting adjustments recorded in accordance with GAAP.

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

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

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
Effect of ASC 606 as of June 30, 2018 and for the Three and Six Months Ended June 30, 2018
The following table summarizes the effect of adopting ASC 606 on our Condensed Consolidated Balance Sheet (Unaudited) as of June 30, 2018 (in millions):

	As reported June 30, 2018	Effect of ASC 606 adoption	Amounts without adoption of ASC 606 June 30, 2018
Trade receivables, net	$158.5	$7.4	$165.9
Prepaid expenses and other current assets	67.4	(12.5)	54.9
Receivables from related parties	19.0	4.5	23.5
Computer software, net	414.2	(3.6)	410.6
Other non-current assets	296.9	(19.5)	277.4
Total assets	3,660.8	(23.7)	3,637.1

Deferred revenues (current)	50.1	1.0	51.1
Deferred revenues (non-current)	113.7	(3.1)	110.6
Deferred income taxes	235.8	(5.7)	230.1
Total liabilities	1,979.6	(7.8)	1,971.8
Retained earnings	295.3	(15.9)	279.4
Total equity	1,681.2	(15.9)	1,665.3
Total liabilities and equity	3,660.8	(23.7)	3,637.1

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

The following tables summarize the effect of adopting ASC 606 on our Condensed Consolidated Statement of Earnings and Comprehensive Earnings (Unaudited) (in millions):

	Three months ended June 30, 2018
	As reported	Effect of ASC 606 adoption	Amounts without adoption of ASC 606
Revenues	$276.6	$(0.9)	$275.7
Expenses:
Operating expenses	155.4	1.6	157.0
Depreciation and amortization	53.6	(0.2)	53.4
Income tax expense	7.1	(0.5)	6.6
Net earnings	40.0	(1.8)	38.2

Earnings per share:
Basic	$0.27	$(0.01)	$0.26
Diluted	$0.27	$(0.01)	$0.26

	Six months ended June 30, 2018
	As reported	Effect of ASC 606 adoption	Amounts without adoption of ASC 606
Revenues	$546.9	$(3.5)	$543.4
Expenses:
Operating expenses	304.8	2.7	307.5
Income tax expense	19.6	(1.5)	18.1
Net earnings	82.7	(4.7)	78.0

Earnings per share:
Basic	$0.56	$(0.03)	$0.53
Diluted	$0.56	$(0.03)	$0.53
The following table summarizes the effect of adopting ASC 606 on our Condensed Consolidated Statement of Cash Flow (in millions):

	Six months ended June 30, 2018
	As reported	Effect of ASC 606 adoption	Amounts without adoption of ASC 606
Cash flows from operating activities:
Net earnings	$82.7	$(4.7)	$78.0
Certain adjustments to reconcile net earnings to net cash provided by operating activities:
Deferred income taxes, net	3.6	(1.5)	2.1
Changes in assets and liabilities:
Trade and other receivables, including receivables from related parties	44.3	(2.0)	42.3
Prepaid expenses and other assets	(44.9)	0.8	(44.1)
Deferred contract costs	(23.5)	2.7	(20.8)
Deferred revenues	(1.5)	2.8	1.3
Net cash provided by operating activities	210.0	(1.9)	208.1
Cash flows from investing activities:
Additions to computer software	(37.5)	1.9	(35.6)
Net cash used in investing activities	(58.0)	1.9	(56.1)

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Transaction Price Allocated to Future Performance Obligation
ASC 606 allows for the use of certain practical expedients, which we have elected and applied to measure our future performance obligations as of June 30, 2018. As a result, our disclosure of transaction price allocated to these future performance obligations excludes the following:

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
As of June 30, 2018, the aggregate amount of the transaction price that is allocated to our future performance obligations was approximately $2.1 billion and is expected to be recognized as follows: 12% by December 31, 2018, 55% by December 31, 2020, 82% by December 31, 2022 and the rest thereafter.
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
Restricted stock transactions in 2018 are as follows:

	Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2017	1,581,711	$34.48
Granted	1,134,480	$46.19
Forfeited	(22,515)	$42.71
Vested	(445,045)	$33.26
Balance, June 30, 2018	2,248,631	$40.54
Equity-based compensation expense was $12.2 million and $4.9 million for the three months ended June 30, 2018 and 2017, respectively, and $19.9 million and $10.1 million for the six months ended June 30, 2018 and 2017, respectively. These expenses are included in Operating expenses in the Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited).
Total unrecognized compensation cost was $71.2 million as of June 30, 2018 and is expected to be recognized over a weighted average period of approximately 1.9 years.
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

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

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
Summarized financial information concerning our segments is shown in the tables below (in millions):

	Three months ended June 30, 2018
	Software Solutions	Data and Analytics	Corporate and Other		Total
Revenues	$238.7	$38.7	$(0.8)	(1)	$276.6
Expenses:
Operating expenses	96.9	28.9	29.6		155.4
Transition and integration costs	—	—	1.2		1.2
EBITDA	141.8	9.8	(31.6)		120.0
Depreciation and amortization	28.4	3.5	21.7	(2)	53.6
Operating income (loss)	113.4	6.3	(53.3)		66.4
Interest expense					(13.1)
Other expense, net					(6.2)
Earnings before income taxes					47.1
Income tax expense					7.1
Net earnings					$40.0
_______________________________________________________

(1)	Revenues for Corporate and Other represent deferred revenue purchase accounting adjustments recorded in accordance with GAAP.

(2)
Depreciation and amortization for Corporate and Other primarily represents net incremental depreciation and amortization adjustments associated with the application of purchase accounting recorded in accordance with GAAP.

	Three months ended June 30, 2017
	Software Solutions	Data and Analytics	Corporate and Other		Total
Revenues	$223.0	$40.4	$(1.2)	(1)	$262.2
Expenses:
Operating expenses	95.5	28.5	18.0		142.0
Transition and integration costs	—	—	3.3		3.3
EBITDA	127.5	11.9	(22.5)		116.9
Depreciation and amortization	24.0	3.3	22.8	(2)	50.1
Operating income (loss)	103.5	8.6	(45.3)		66.8
Interest expense					(14.0)
Other expense, net					(14.5)
Earnings before income taxes					38.3
Income tax expense					9.1
Net earnings					$29.2
_______________________________________________________

(1)	Revenues for Corporate and Other represent deferred revenue purchase accounting adjustments recorded in accordance with GAAP.

(2)
Depreciation and amortization for Corporate and Other primarily represents net incremental depreciation and amortization adjustments associated with the application of purchase accounting recorded in accordance with GAAP.

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

	Six months ended June 30, 2018
	Software Solutions	Data and Analytics	Corporate and Other		Total
Revenues	$472.3	$76.3	$(1.7)	(1)	$546.9
Expenses:
Operating expenses	193.7	57.9	53.2		304.8
Transition and integration costs	—	—	2.5		2.5
EBITDA	278.6	18.4	(57.4)		239.6
Depreciation and amortization	55.1	6.7	43.2	(2)	105.0
Operating income (loss)	223.5	11.7	(100.6)		134.6
Interest expense					(25.9)
Other expense, net					(6.4)
Earnings before income taxes					102.3
Income tax expense					19.6
Net earnings					$82.7

Balance sheet data:
Total assets	$3,214.7	$310.1	$136.0		$3,660.8
Goodwill	$2,137.9	$172.1	$—		$2,310.0
_______________________________________________________

(1)	Revenues for Corporate and Other represent deferred revenue purchase accounting adjustments recorded in accordance with GAAP.

(2)
Depreciation and amortization for Corporate and Other primarily represents net incremental depreciation and amortization adjustments associated with the application of purchase accounting recorded in accordance with GAAP.

	Six months ended June 30, 2017
	Software Solutions	Data and Analytics	Corporate and Other		Total
Revenues	$446.1	$76.8	$(2.6)	(1)	$520.3
Expenses:
Operating expenses	193.2	58.0	36.3		287.5
Transition and integration costs	—	—	4.5		4.5
EBITDA	252.9	18.8	(43.4)		228.3
Depreciation and amortization	51.6	6.3	45.0	(2)	102.9
Operating income (loss)	201.3	12.5	(88.4)		125.4
Interest expense					(30.7)
Other expense, net					(16.5)
Earnings before income taxes					78.2
Income tax expense					15.1
Net earnings					$63.1

Balance sheet data:
Total assets	$3,230.9	$303.9	$184.4		$3,719.2
Goodwill	$2,134.7	$172.1	$—		$2,306.8
_______________________________________________________

(1)	Revenues for Corporate and Other represent deferred revenue purchase accounting adjustments recorded in accordance with GAAP.

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

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including statements regarding expectations, hopes, intentions or strategies regarding the future. Forward-looking statements are based on Black Knight management's beliefs, as well as assumptions made by, and information currently available to, them. Because such statements are based on expectations as to future financial and operating results and are not statements of fact, actual results may differ materially from those projected. Black Knight, Inc. ("Black Knight," the "Company," "we," "us" or "our") undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. The risks and uncertainties that forward-looking statements are subject to include, but are not limited to:

•	security breaches against our information systems;

•	our ability to maintain and grow our relationships with our customers;

•	changes to the laws, rules and regulations that affect our and our customers' businesses;

•	our ability to adapt our services to changes in technology or the marketplace;

•	the effect of any potential defects, development delays, installation difficulties or system failures on our business and reputation;

•	changes in general economic, business, regulatory and political conditions, particularly as they affect the mortgage industry;

•	risks associated with the availability of data;

•	the effects of our existing leverage on our ability to make acquisitions and invest in our business;

•	our ability to successfully integrate strategic acquisitions;

•	risks associated with our spin-off from FNF, including limitations on our strategic and operating flexibility as a result of the tax-free nature of the spin-off; and

•
other risks and uncertainties detailed in the "Statement Regarding Forward-Looking Information," "Risk Factors" and other sections of our Annual Report on Form 10-K for the year ended December 31, 2017 and other filings with the Securities and Exchange Commission ("SEC").

The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 23, 2018 and other filings with the SEC.
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
We believe our comprehensive end-to-end, integrated solutions differentiate us from other software providers and position us particularly well for evolving opportunities. We have served the mortgage and real estate industries for over 50 years and utilize this experience to design and develop solutions that fit the industry's ever-evolving needs. The cost of origination and servicing are at, or near, all-time highs according to the Mortgage Bankers Association ("MBA"). Our proprietary software solutions and data and analytics capabilities reduce manual processes, improve compliance and quality, mitigate risk, deliver significant cost savings to our clients and allows our clients to invest more in retaining their customers and gaining new ones. Our scale allows us to continually and cost-effectively invest in our business in order to meet evolving industry requirements and maintain our position as an industry-standard platform for mortgage market participants.
The table below summarizes active first and second lien mortgages on our mortgage servicing software solution and the related market data, reflecting our leadership in the mortgage servicing software solutions market (in millions):

	First lien mortgages				Second lien mortgages				Total first and second lien mortgages
	as of June 30,				as of June 30,				as of June 30,
	2018		2017		2018		2017		2018	2017
Active loans	31.9		31.4		2.6		2.0		34.5	33.4
Market size	51.3	(1)	50.8	(1)	14.5	(2)	15.4	(2)	65.8	66.2
Market share	62%		62%		18%		13%		52%	50%
_______________________________________________________
Note: Percentages above may not recalculate due to rounding.

(1)	According to the Black Knight Mortgage Monitor Report as of May 31, 2018 and 2017 for U.S. first lien mortgages.

(2)	According to the May 2018 and 2017 Equifax National Consumer Credit Trends Report as of March 31, 2018 and 2017 for U.S. second lien mortgages.
Our business is organized into two segments:

•	Software Solutions - offers software and hosting solutions that support loan servicing, loan origination and settlement services.

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
Underlying the three major components of the mortgage loan lifecycle are the software, data and analytics support behind each process, which have become increasingly critical to industry participants due to the complexity of regulatory requirements. As the industry has grown in complexity, participants have responded by outsourcing to large scale specialty providers, automating manual processes and seeking end-to-end solutions that support the processes required to manage the entire mortgage loan lifecycle.
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

Mortgage Market
Our business has limited exposure to origination volumes.
The largest component of our business, servicing software, is predicated on the number of active loans outstanding on our system, which has been very stable. Our servicing software business has some exposure to defaulted loan volumes; however, outside of the most recent financial crisis, the number of loans that fall into seriously delinquent status has been quite stable.
For our origination software business, our loan origination system ("LOS") revenues are based on closed loan volumes; however, it has a minimum level of billable loan volumes that are contractually obligated. Our lending solutions business is exposed to variances in origination volumes, primarily related to refinance volumes due to the nature of the service it provides.
Finally, our data and analytics business is predominantly based on longer-term strategic data licenses, other data licenses and subscription-based revenues. Our data and analytics business has some exposure related to origination volumes as it provides data related to title insurance and other settlement service-related activities.
Distribution of FNF's Ownership Interest and Related Transactions
On September 29, 2017, we completed a tax-free plan whereby FNF distributed to FNF Group shareholders all 83.3 million shares of BKFS common stock that it owned through a series of transactions (the "Distribution") as described in Note 1 of the Notes to Condensed Consolidated Financial Statements.
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
Share Repurchase Program
There were no repurchases during the second quarter of 2018. During the six months ended June 30, 2018, we repurchased 3.0 million shares of our common stock for $141.5 million, or an average of $47.15 per share. As of June 30, 2018, we had approximately 3.8 million shares remaining under our share repurchase authorization.

Debt Refinancing
On April 30, 2018, we entered into an Amended and Restated Credit Agreement, as described in Note 5 to the Notes to Condensed Consolidated Financial Statements (Unaudited). Refer to Note 5 to the Notes to Condensed Consolidated Financial Statements (Unaudited) for additional information related to the debt refinancing.
Results of Operations
ASC 606
On January 1, 2018, we adopted ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"), using the modified retrospective method. Under this method, we recognized the cumulative effect of applying the new revenue recognition standard to existing revenue contracts that were active as of the adoption date as an adjustment to the opening balance of Retained earnings. The reported results for the three and six months ended June 30, 2018 reflect the application of ASC 606, while the comparative information has not been restated and continues to be reported under the related accounting standards in effect for those periods. Refer to Note 8 to the Notes to Condensed Consolidated Financial Statements (Unaudited) for additional information related to the effect of the adoption of ASC 606 as of June 30, 2018 and for the three and six months ended June 30, 2018.
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

•	Adjusted EBITDA - We define Adjusted EBITDA as Net earnings, with adjustments to reflect the addition or elimination of certain statement of earnings items including, but not limited to:

◦	Depreciation and amortization;

◦	Interest expense;

◦	Income tax expense;

◦	Other expense, net;

◦	deferred revenue purchase accounting adjustment;

◦	equity-based compensation, including related payroll taxes;

◦	costs associated with debt and/or equity offerings, including the Distribution;

◦	spin-off related transition costs; and

◦	acquisition-related costs, including ongoing costs pursuant to a purchase agreement.
These adjustments are reflected in Corporate and Other.

•	Adjusted EBITDA Margin - Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by Adjusted Revenues.

•	Adjusted Net Earnings - We define Adjusted Net Earnings as Net earnings with adjustments to reflect the addition or elimination of certain statement of earnings items including, but not limited to:

•	the net incremental depreciation and amortization adjustments associated with the application of purchase accounting;

•	deferred revenue purchase accounting adjustment;

•	equity-based compensation, including related payroll taxes;

•	costs associated with debt and/or equity offerings, including the Distribution;

•	spin-off related transition costs;

•	acquisition-related costs, including ongoing costs pursuant to a purchase agreement;

•	significant legal and regulatory matters; and

•
adjustment for income tax expense assuming the conversion of all the shares of Class B common stock into shares of Class A common stock prior to the Distribution, the tax effect of the non-GAAP adjustments and the revaluation of our net deferred tax liability related to purchase accounting, equity-based compensation and debt modifications.

•
Adjusted Net Earnings Per Share - For the periods prior to the Distribution, we calculate per share amounts assuming the exchange of all shares of Class B common stock into shares of Class A common stock at the beginning of the respective period. We also include the dilutive effect of any unvested restricted shares of common stock.

Consolidated Results of Operations
The following table presents certain financial data for the periods indicated (in millions):
	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenues	$276.6	$262.2	$546.9	$520.3
Expenses:
Operating expenses	155.4	142.0	304.8	287.5
Depreciation and amortization	53.6	50.1	105.0	102.9
Transition and integration costs	1.2	3.3	2.5	4.5
Total expenses	210.2	195.4	412.3	394.9
Operating income	66.4	66.8	134.6	125.4
Operating margin	24.0%	25.5%	24.6%	24.1%
Interest expense	(13.1)	(14.0)	(25.9)	(30.7)
Other expense, net	(6.2)	(14.5)	(6.4)	(16.5)
Earnings before income taxes	47.1	38.3	102.3	78.2
Income tax expense	7.1	9.1	19.6	15.1
Net earnings	$40.0	$29.2	$82.7	$63.1

Earnings per share:
Net earnings per share attributable to Black Knight common shareholders:
Diluted	$0.27	$0.11	$0.56	$0.29
Weighted average shares of common stock outstanding:
Diluted	147.7	153.0	148.4	153.0

Non-GAAP Financial Measures
Adjusted Revenues	$277.4	$263.4	$548.6	$522.9
Adjusted EBITDA	$134.2	$126.3	$264.1	$245.7
Adjusted EBITDA Margin	48.4%	47.9%	48.1%	47.0%
Adjusted Net Earnings	$68.4	$53.4	$132.5	$98.7
Adjusted Net Earnings Per Share	$0.46	$0.35	$0.89	$0.65

Reconciliations of the above non-GAAP financial measures to the most directly comparable GAAP financial measures are presented in the tables below (in millions):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenues	$276.6	$262.2	$546.9	$520.3
Deferred revenue purchase accounting adjustment	0.8	1.2	1.7	2.6
Adjusted Revenues	$277.4	$263.4	$548.6	$522.9

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net earnings	$40.0	$29.2	$82.7	$63.1
Depreciation and amortization	53.6	50.1	105.0	102.9
Interest expense	13.1	14.0	25.9	30.7
Income tax expense	7.1	9.1	19.6	15.1
Other expense, net	6.2	14.5	6.4	16.5
EBITDA	120.0	116.9	239.6	228.3
Deferred revenue purchase accounting adjustment	0.8	1.2	1.7	2.6
Equity-based compensation	12.2	4.9	20.3	10.3
Debt and/or equity offering expenses	0.2	2.2	0.7	3.4
Spin-off related transition costs	0.9	1.1	1.7	1.1
Acquisition-related costs	0.1	—	0.1	—
Adjusted EBITDA	$134.2	$126.3	$264.1	$245.7
Adjusted EBITDA Margin	48.4%	47.9%	48.1%	47.0%

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net earnings	$40.0	$29.2	$82.7	$63.1
Depreciation and amortization purchase accounting adjustment	21.9	22.9	43.4	44.9
Deferred revenue purchase accounting adjustment	0.8	1.2	1.7	2.6
Equity-based compensation	12.2	4.9	20.3	10.3
Debt and/or equity offering expenses	6.0	12.9	6.5	16.1
Spin-off related transition costs	0.9	1.1	1.9	1.1
Acquisition-related costs	0.1	—	0.1	—
Legal and regulatory matters	0.3	3.5	0.4	3.5
Income tax expense adjustment	(13.8)	(22.3)	(24.5)	(42.9)
Adjusted Net Earnings	$68.4	$53.4	$132.5	$98.7

Adjusted Net Earnings Per Share	$0.46	$0.35	$0.89	$0.65
Weighted Average Adjusted Shares Outstanding	147.7	153.0	148.4	153.0

Revenues
Consolidated Revenues were $276.6 million in the three months ended June 30, 2018 compared to $262.2 million in the 2017 period, an increase of $14.4 million, or 5%. Consolidated Revenues were $546.9 million in the six months ended June 30, 2018 compared to $520.3 million in the 2017 period, an increase of $26.6 million, or 5%. The change in revenues is discussed further at the segment level below.
The following table sets forth revenues by segment for the periods presented (in millions):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Software Solutions	$238.7	$223.0	$472.3	$446.1
Data and Analytics	38.7	40.4	76.3	76.8
Corporate and Other (1)	(0.8)	(1.2)	(1.7)	(2.6)
Total	$276.6	$262.2	$546.9	$520.3
_______________________________________________________

(1)	Revenues for Corporate and Other represent deferred revenue purchase accounting adjustments recorded in accordance with GAAP.
Software Solutions
Revenues were $238.7 million in the three months ended June 30, 2018 compared to $223.0 million in the 2017 period, an increase of $15.7 million, or 7%. Our servicing software business grew 7%, or $13.7 million, primarily driven by strong loan growth on our core servicing software solution from new and existing clients, which increased 5.4% to 34.5 million average loans, and an increase in our average revenue per loan. Our origination software business grew 5%, or $2.0 million, driven by 35% growth in our loan origination system business, partially offset by lower Lending Solutions revenues as a result of the 20% decline in refinancing originations as reported by the Mortgage Bankers Association.
Revenues were $472.3 million in the six months ended June 30, 2018 compared to $446.1 million in the 2017 period, an increase of $26.2 million, or 6%. Our servicing software business grew 7%, or $25.9 million, primarily driven by strong loan growth on our core servicing software solution from new and existing clients, which increased 5.5% to 34.3 million average loans, an increase in our average revenue per loan and new client wins. Our origination software business grew by $0.3 million, as new client implementations and increased professional services were partially offset by client contract termination fees in the prior period and lower Lending Solutions revenues as a result of the 17% decline in refinancing originations as reported by the Mortgage Bankers Association.
Data and Analytics
Revenues were $38.7 million in the three months ended June 30, 2018 compared to $40.4 million in the 2017 period, a decrease of $1.7 million, or 4%. The decrease was primarily driven by growth in the title data and multiple listing service businesses that were more than offset by upfront revenues of $3.0 million from long-term strategic license deals in the 2017 period.
Revenues were $76.3 million in the six months ended June 30, 2018 compared to $76.8 million in the 2017 period, a decrease of $0.5 million, or 1%. The decrease was driven by growth in the title data and multiple listing service businesses that were more than offset by upfront revenues of $4.5 million from long-term strategic license deals in the 2017 period.
Operating Expenses
Consolidated Operating expenses were $155.4 million in the three months ended June 30, 2018 compared to $142.0 million in the 2017 period, an increase of $13.4 million, or 9%. Consolidated Operating expenses were $304.8 million in the six months ended June 30, 2018 compared to $287.5 million in the 2017 period, an increase of $17.3 million, or 6%. The changes in operating expenses are discussed further at the segment level below.

The following table sets forth operating expenses by segment for the periods presented (in millions):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Software Solutions	$96.9	$95.5	$193.7	$193.2
Data and Analytics	28.9	28.5	57.9	58.0
Corporate and Other	29.6	18.0	53.2	36.3
Total	$155.4	$142.0	$304.8	$287.5
Software Solutions
Operating expenses were $96.9 million in the three months ended June 30, 2018 compared to $95.5 million in the 2017 period, an increase of $1.4 million, or 1%. The increase was primarily due to hardware and software related costs in support of business growth, partially offset by lower net personnel costs and other operating costs.
Operating expenses were $193.7 million in the six months ended June 30, 2018 compared to $193.2 million in the 2017 period, an increase of $0.5 million. The increase was primarily due to hardware and software related costs in support of business growth, partially offset by lower net personnel costs and other operating costs.
Data and Analytics
Operating expenses were $28.9 million in the three months ended June 30, 2018 compared to $28.5 million in the 2017 period, an increase of $0.4 million, or 1%. The increase was primarily driven by higher cost of goods sold related to data purchases.
Operating expenses were $57.9 million in the six months ended June 30, 2018 compared to $58.0 million in the 2017 period, a decrease of $0.1 million.
Corporate and Other
Operating expenses were $29.6 million in the three months ended June 30, 2018 compared to $18.0 million in the 2017 period, an increase of $11.6 million, or 64%. The increase was primarily driven by $7.3 million of higher equity-based compensation and $1.8 million of higher incentive bonus expense.
Operating expenses were $53.2 million in the six months ended June 30, 2018 compared to $36.3 million in the 2017 period, an increase of $16.9 million, or 47%. The increase was primarily driven by $9.8 million of higher equity-based compensation, $3.2 million of higher incentive bonus expense and incremental costs following the Distribution.
Depreciation and Amortization
Consolidated Depreciation and amortization was $53.6 million in the three months ended June 30, 2018 compared to $50.1 million in the 2017 period, an increase of $3.5 million, or 7%. Consolidated Depreciation and amortization was $105.0 million in the six months ended June 30, 2018 compared to $102.9 million in the 2017 period, an increase of $2.1 million, or 2%. The changes in depreciation and amortization are discussed further at the segment level below.
The following table sets forth depreciation and amortization by segment for the periods presented (in millions):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Software Solutions	$28.4	$24.0	$55.1	$51.6
Data and Analytics	3.5	3.3	6.7	6.3
Corporate and Other (1)	21.7	22.8	43.2	45.0
Total	$53.6	$50.1	$105.0	$102.9
_______________________________________________________

(1)
Depreciation and amortization for Corporate and Other primarily represents net incremental depreciation and amortization adjustments associated with the application of purchase accounting recorded in accordance with GAAP.

Software Solutions
Depreciation and amortization was $28.4 million in the three months ended June 30, 2018 compared to $24.0 million in the 2017 period, an increase of $4.4 million, or 18%. The increase is primarily due to amortization of implementation expense related to new client wins, new hardware and software placed in service and accelerated amortization related to certain deferred implementation costs and internally developed software.
Depreciation and amortization was $55.1 million in the six months ended June 30, 2018 compared to $51.6 million in the 2017 period, an increase of $3.5 million, or 7%. The increase is primarily due to amortization of implementation expense related to new client wins and new hardware and software placed in service.
Data and Analytics
Depreciation and amortization was $3.5 million in the three months ended June 30, 2018 compared to $3.3 million in the 2017 period, an increase of $0.2 million, or 6%. The increase is primarily due to higher software amortization.
Depreciation and amortization was $6.7 million in the six months ended June 30, 2018 compared to $6.3 million in the 2017 period, an increase of $0.4 million, or 6%. The increase is primarily due to higher software amortization.
Corporate and Other
Depreciation and amortization was $21.7 million in the three months ended June 30, 2018 compared to $22.8 million in the 2017 period, a decrease of $1.1 million, or 5%.
Depreciation and amortization was $43.2 million in the six months ended June 30, 2018 compared to $45.0 million in the 2017 period, a decrease of $1.8 million, or 4%.
Transition and Integration Costs
Consolidated Transition and integration costs were $1.2 million in the three months ended June 30, 2018 compared to $3.3 million in the 2017 period. Consolidated Transition and integration costs were $2.5 million in the six months ended June 30, 2018 compared to $4.5 million in the 2017 period. Transition and integration costs for the 2018 period primarily represent transition-related costs as we transfer certain corporate functions from FNF and legal and professional fees related to THL's secondary offerings. Transition and integration costs for the 2017 period primarily represent legal and professional fees related to the Distribution.
Operating Income (Loss)
Consolidated Operating income was $66.4 million in the three months ended June 30, 2018 compared to $66.8 million in the 2017 period, a decrease of $0.4 million, or 1%. Consolidated Operating income was $134.6 million in the six months ended June 30, 2018 compared to $125.4 million in the 2017 period, an increase of $9.2 million, or 7%. The changes in operating income (loss) are discussed further at the segment level below.
The following table sets forth operating income (loss) by segment for the periods presented (in millions):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Software Solutions	$113.4	$103.5	$223.5	$201.3
Data and Analytics	6.3	8.6	11.7	12.5
Corporate and Other	(53.3)	(45.3)	(100.6)	(88.4)
Total	$66.4	$66.8	$134.6	$125.4
Software Solutions
Operating income was $113.4 million in the three months ended June 30, 2018 compared to $103.5 million in the 2017 period, an increase of $9.9 million, or 10%. Operating margin was 47.5% in the three months ended June 30, 2018 compared to 46.4% in 2017. The increase in operating income is primarily due to revenue growth within servicing software, partially offset by higher depreciation and amortization.
Operating income was $223.5 million in the six months ended June 30, 2018 compared to $201.3 million in the 2017 period, an increase of $22.2 million, or 11%. Operating margin was 47.3% in the six months ended June 30, 2018 compared to 45.1% in 2017. The increase in operating income is primarily due to revenue growth within servicing software, partially offset by higher depreciation and amortization.

Data and Analytics
Operating income was $6.3 million in the three months ended June 30, 2018 compared to $8.6 million in the 2017 period, a decrease of $2.3 million, or 27%. Operating margin was 16.3% in the three months ended June 30, 2018 compared to 21.3% in 2017. The decrease in operating income is primarily due to upfront revenues from long-term strategic license deals in the 2017 period.
Operating income was $11.7 million in the six months ended June 30, 2018 compared to $12.5 million in the 2017 period, a decrease of $0.8 million, or 6%. Operating margin was 15.3% in the six months ended June 30, 2018 compared to 16.3% in 2017. The decrease in operating income is primarily due to higher software amortization.
Corporate and Other
Operating loss was $53.3 million in the three months ended June 30, 2018 compared to $45.3 million in the 2017 period, an increase of $8.0 million, or 18%. The increase in loss amount was primarily driven by higher equity-based compensation and incentive bonus accruals.
Operating loss was $100.6 million in the six months ended June 30, 2018 compared to $88.4 million in the 2017 period, an increase of $12.2 million, or 14%. The increase in loss amount was primarily driven by higher equity-based compensation, incentive bonus accruals and incremental costs following the Distribution.
Interest Expense
Consolidated Interest expense was $13.1 million in the three months ended June 30, 2018 compared to $14.0 million in the 2017 period, a decrease of $0.9 million, or 6%. Consolidated Interest expense was $25.9 million in the six months ended June 30, 2018 compared to $30.7 million in the 2017 period, a decrease of $4.8 million, or 16%. The decrease for the six months ended June 30, 2018 is primarily driven by the lower outstanding debt balance in 2018 and interest savings from the Senior Notes redemption in April 2017.
Other Expense, Net
Consolidated Other expense, net was $6.2 million in the three months ended June 30, 2018 compared to $14.5 million in the 2017 period. Consolidated Other expense, net was $6.4 million in the six months ended June 30, 2018 compared to $16.5 million in the 2017 period. The 2018 amounts were primarily related to the New Term A Loan and New Revolving Credit Facility, as described in Note 5 to the Notes to Condensed Consolidated Financial Statements (Unaudited). The 2017 amounts were primarily related to the Senior Notes redemption, Term A Loan and Revolving Credit Facility refinancing, as described in Note 5 to the Notes to Condensed Consolidated Financial Statements (Unaudited), and the resolution of a legacy legal matter.
Income Tax Expense
Consolidated Income tax expense was $7.1 million in the three months ended June 30, 2018 compared to $9.1 million in the 2017 period. Consolidated Income tax expense was $19.6 million in the six months ended June 30, 2018 compared to $15.1 million in the 2017 period. Our effective tax rate was 15.1% in the three months ended June 30, 2018 compared to 23.8% in the 2017 period. Our effective tax rate was 19.2% in the six months ended June 30, 2018 compared to 19.3% in the 2017 period. Our effective tax rate for three months ended June 30, 2018 includes the effect of a deferred tax revaluation adjustment as a result of a reduction in our blended state tax rate and higher than expected tax credits. Our effective tax rate for the six months ended June 30, 2018 also includes the effect of excess tax benefits related to the vesting of restricted shares of our common stock. The effective tax rates for the three and six months ended June 30, 2017 were lower than the typical federal and state statutory rate because of the effect of our noncontrolling interests prior to the Distribution, partially offset by the effect of certain discrete items recorded during the 2017 period.
Adjusted Revenues
Consolidated Adjusted Revenues were $277.4 million in the three months ended June 30, 2018 compared to $263.4 million in the 2017 period, an increase of $14.0 million, or 5%. The increase was primarily driven by growth in our servicing software business.
Consolidated Adjusted Revenues were $548.6 million in the six months ended June 30, 2018 compared to $522.9 million in the 2017 period, an increase of $25.7 million, or 5%. The increase was primarily driven by growth in our servicing software business.
Adjusted EBITDA and Adjusted EBITDA Margin
Consolidated Adjusted EBITDA was $134.2 million in the three months ended June 30, 2018 compared to $126.3 million in the 2017 period, an increase of $7.9 million, or 6%. Consolidated Adjusted EBITDA was $264.1 million in the six months ended

June 30, 2018 compared to $245.7 million in the 2017 period, an increase of $18.4 million, or 7%. The changes in Adjusted EBITDA are discussed further at the segment level below.
Consolidated Adjusted EBITDA Margin was 48.4% in the three months ended June 30, 2018 compared to 47.9% in the 2017 period, an increase of 50 basis points. Consolidated Adjusted EBITDA Margin was 48.1% in the six months ended June 30, 2018 compared to 47.0% in the 2017 period, an increase of 110 basis points. The changes in Adjusted EBITDA Margin are discussed further at the segment level below.
The following tables set forth Adjusted EBITDA (in millions) and Adjusted EBITDA Margin by segment for the periods presented (in millions):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Software Solutions	$141.8	$127.5	$278.6	$252.9
Data and Analytics	9.8	11.9	18.4	18.8
Corporate and Other	(17.4)	(13.1)	(32.9)	(26.0)
Total	$134.2	$126.3	$264.1	$245.7

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Software Solutions	59.4%	57.2%	59.0%	56.7%
Data and Analytics	25.3%	29.5%	24.1%	24.5%
Corporate and Other	N/A	N/A	N/A	N/A
Total	48.4%	47.9%	48.1%	47.0%
Software Solutions
Adjusted EBITDA was $141.8 million in the three months ended June 30, 2018 compared to $127.5 million in the 2017 period, an increase of $14.3 million, or 11%, with an Adjusted EBITDA Margin of 59.4%, an increase of 220 basis points from the 2017 period. The increase was primarily driven by incremental margins on revenue growth.
Adjusted EBITDA was $278.6 million in the six months ended June 30, 2018 compared to $252.9 million in the 2017 period, an increase of $25.7 million, or 10%, with an Adjusted EBITDA Margin of 59.0%, an increase of 230 basis points from the 2017 period. The increase was primarily driven by incremental margins on revenue growth.
Data and Analytics
Adjusted EBITDA was $9.8 million in the three months ended June 30, 2018 compared to $11.9 million in the 2017 period, a decrease of $2.1 million, or 18%, with an Adjusted EBITDA Margin of 25.3% compared to 29.5% in the 2017 period. The Adjusted EBITDA Margin decrease was primarily due to lower revenue along with an increase in cost of goods sold.
Adjusted EBITDA was $18.4 million in the six months ended June 30, 2018 compared to $18.8 million in the 2017 period, a decrease of $0.4 million, or 2%, with an Adjusted EBITDA Margin of 24.1% compared to 24.5% in the 2017 period. The Adjusted EBITDA Margin decrease was primarily due to an increase in cost of goods sold.
Adjusted Net Earnings and Adjusted Net Earnings Per Share
Adjusted Net Earnings was $68.4 million in the three months ended June 30, 2018 compared to $53.4 million in the 2017 period, an increase of $15.0 million, or 28%. Adjusted Net Earnings Per Share was $0.46 in the three months ended June 30, 2018 compared to $0.35 in the 2017 period, an increase of $0.11, or 31%. The increase was primarily driven by increased earnings from revenue growth and lower income tax expense.
Adjusted Net Earnings was $132.5 million in the six months ended June 30, 2018 compared to $98.7 million in the 2017 period, an increase of $33.8 million, or 34%. Adjusted Net Earnings Per Share was $0.89 in the six months ended June 30, 2018 compared to $0.65 in the 2017 period, an increase of $0.24, or 37%. The increase was primarily driven by increased earnings from revenue growth and lower income tax expense and interest expense.

Liquidity and Capital Resources
Cash Requirements
Our primary sources of liquidity are our existing cash balances, cash flows from operations and borrowings on our New Revolving Credit Facility.
Our primary cash requirements include operating expenses, debt service payments (principal and interest), capital expenditures (including property, equipment and computer software expenditures) and income tax payments and may include share repurchases and business acquisitions. Our cash requirements may also include tax distributions to former holders of membership interests in Black Knight Financial Services, LLC ("BKFS LLC") for any tax distribution adjustments as a result of the final partnership returns relating to the period before the Distribution, the timing and amount of which will be dependent upon the taxable income allocable to such holders.
As of June 30, 2018, we had cash and cash equivalents of $11.4 million and debt principal of $1,479.4 million. We believe that our cash flows from operations and available cash and cash equivalents are sufficient to meet our liquidity needs, including the repayment of our outstanding debt, for at least the next 12 months. We anticipate that to the extent that we require additional liquidity, it will be funded through borrowings on our New Revolving Credit Facility, the incurrence of other indebtedness, equity issuance or a combination thereof. We cannot be assured that we will be able to obtain this additional liquidity on reasonable terms, or at all. The loss of the largest lender on our New Revolving Credit Facility would reduce our borrowing capacity by $68.0 million. Additionally, our liquidity and our ability to meet our obligations and fund our capital requirements are also dependent on our future financial performance, which is subject to general economic, financial and other factors that are beyond our control. Accordingly, we cannot be assured that our business will generate sufficient cash flows from operations or that future borrowings will be available from additional indebtedness or otherwise to meet our liquidity needs. Although we have no specific current plans to do so, if we decide to pursue one or more significant acquisitions, we may incur additional debt or sell additional equity to finance such acquisitions.
Cash Flows
The following table provides a summary of cash flows from operating, investing and financing activities for the periods presented (in millions):

	Six months ended June 30,
	2018	2017
Cash flows provided by operating activities	$210.0	$123.4
Cash flows used in investing activities	(58.0)	(30.5)
Cash flows used in financing activities	(156.8)	(127.5)
Net decrease in cash and cash equivalents	$(4.8)	$(34.6)
Operating Activities
Cash provided by operating activities was $210.0 million and $123.4 million for the six months ended June 30, 2018 and 2017, respectively. The increase in cash provided by operating activities in the six months ended June 30, 2018 compared to the 2017 period is primarily related to increased earnings and the timing and amount of cash receipts for Trade receivables, net.
Investing Activities
Cash used in investing activities was $58.0 million and $30.5 million for the six months ended June 30, 2018 and 2017, respectively. The increase in cash used in investing activities in the six months ended June 30, 2018 compared to the 2017 period is primarily related to higher capital expenditures in 2018.
Financing Activities
Cash used in financing activities was $156.8 million and $127.5 million for the six months ended June 30, 2018 and 2017, respectively. The increase in cash used in financing activities in the six months ended June 30, 2018 compared to the 2017 period is primarily related to incremental purchases of treasury stock, partially offset by cash outflows in the 2017 period related to tax distributions to BKFS LLC members and the Senior Notes redemption fee.

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
In March 2018, we entered into a multi-year data processing and maintenance agreement for portions of our computer data processing operations and related functions. Payments for data processing and maintenance services agreements with initial or remaining terms greater than one year are described in Note 7 to the Notes to Condensed Consolidated Financial Statements (Unaudited).
On April 1, 2018, we entered into a financing agreement primarily related to certain data processing and maintenance services. On April 30, 2018, we entered into an Amended and Restated Credit Agreement, as described in Note 5 to the Notes to Condensed Consolidated Financial Statements (Unaudited). Refer to Note 5 to the Notes to Condensed Consolidated Financial Statements (Unaudited) for additional information.
As of June 30, 2018, our required annual payments relating to our long-term debt and related interest were as follows (in millions):

		Payments due by period
	Total	2018	2019-2020	2021-2022	Thereafter
Long-term debt	$1,479.4	$15.6	$118.9	$171.9	$1,173.0
Interest on long-term debt (1)	229.2	24.6	91.5	98.2	14.9
Total	$1,708.6	$40.2	$210.4	$270.1	$1,187.9
_______________
(1) These calculations include the effect of our interest rate swaps and assume that (a) applicable margins remain constant; (b) the New Term A Loan and New Revolving Credit Facility variable rate debt is priced at the one-months LIBOR rate in effect as of June 30, 2018; (c) only mandatory debt repayments are made; and (d) no refinancing occurs at debt maturity.
Share Repurchase Program
There were no repurchases during the second quarter of 2018. During the six months ended June 30, 2018, we repurchased 3.0 million shares of our common stock for $141.5 million, or an average of $47.15 per share. As of June 30, 2018, we had approximately 3.8 million shares remaining under our share repurchase authorization.
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
Interest Rate Risk
In addition to existing cash balances and cash provided by operating activities, we use variable rate debt to finance our operations. We are exposed to interest rate risk on these debt obligations and related interest rate swaps. We had $1,446.5 million in long-term debt principal outstanding as of June 30, 2018 from our New Facilities, as described in Note 5 of the Notes to Condensed Consolidated Financial Statements (Unaudited), all of which is variable rate debt.
The New Facilities represent our long-term debt obligations as of June 30, 2018 exposed to interest rate risk. We performed a sensitivity analysis on the principal amount of debt as of June 30, 2018. This sensitivity analysis is based on the principal amount of our debt as of June 30, 2018, as well as the effect of our interest rate swaps. Further, in this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. An increase of 100 basis points in the applicable interest rate would cause an increase in interest expense of $14.5 million on an annual basis ($4.0 million including the effect of our current interest rate swaps). A decrease of 100 basis points in the applicable rate would cause a decrease in interest expense of $14.5 million on an annual basis ($4.0 million including the effect of our current interest rate swaps) as the 1-month LIBOR rate was 2.09% as of June 30, 2018.
We have entered into interest rate swap agreements to hedge forecasted monthly interest rate payments on our floating rate debt. On April 11, 2018, we entered into a new interest rate swap agreement with a start date on April 30, 2018. On May 29, 2018, we entered into an interest rate swap agreement with a forward starting date on January 31, 2019. As of June 30, 2018, we have the following interest rate swap agreements (collectively, the "Swap Agreements") (in millions):

Effective Dates	Floating Rate Debt	Fixed Rates
February 1, 2016 through January 31, 2019	$200.0	1.01%
February 1, 2016 through January 31, 2019	200.0	1.01%
March 31, 2017 through March 31, 2022	200.0	2.08%
September 29, 2017 through September 30, 2021	200.0	1.69%
April 30, 2018 through April 30, 2023	250.0	2.61%
January 31, 2019 through January 31, 2023	300.0	2.65%
Under the terms of the Swap Agreements, we receive payments based on the 1-month LIBOR rate (approximately 2.09% as of June 30, 2018).
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2018, under the supervision and with the participation of our Chief Executive Officer ("CEO") and Executive Vice President and Chief Financial Officer ("CFO"), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q.
There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

Based on that evaluation, our CEO and CFO concluded that as of June 30, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit with the SEC are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2018 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date:	July 31, 2018	BLACK KNIGHT, INC. (registrant)
		By:	/s/ Kirk T. Larsen
Kirk T. Larsen
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)