Form 10-Q
period 2018-09-30
Black Knight, Inc.
filed 2018-10-30
CIK 1627014

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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
YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
YES ☐ NO ☑
There were 149,399,633 shares outstanding of the Registrant's common stock as of October 29, 2018.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended September 30, 2018

Page
Part I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
A. Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2018 and December 31, 2017	1
B. Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited) for the three and nine months ended September 30, 2018 and 2017	2
C. Condensed Consolidated Statement of Equity (Unaudited) for the nine months ended September 30, 2018	3
D. Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2018 and 2017	4
E. Notes to Condensed Consolidated Financial Statements (Unaudited)	5
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3. Quantitative and Qualitative Disclosure About Market Risk	39
Item 4. Controls and Procedures	40
Part II: OTHER INFORMATION	41
Item 1. Legal Proceedings	41
Item 1A. Risk Factors	41
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 3. Defaults Upon Senior Securities	41
Item 4. Mine Safety Disclosures	41
Item 5. Other Information	41
Item 6. Exhibits	41

i

Part I: FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
BLACK KNIGHT, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In millions, except share data)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$16.9	$16.2
Trade receivables, net	170.3	201.8
Prepaid expenses and other current assets	61.2	44.6
Receivables from related parties	11.9	18.1
Total current assets	260.3	280.7
Property and equipment, net	176.1	179.9
Computer software, net	407.0	416.8
Other intangible assets, net	190.0	231.6
Goodwill	2,310.0	2,306.8
Other non-current assets	299.8	240.1
Total assets	$3,643.2	$3,655.9
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable and other accrued liabilities	$43.9	$65.0
Accrued compensation and benefits	52.7	51.9
Current portion of long-term debt	47.0	55.1
Deferred revenues	48.3	59.6
Total current liabilities	191.9	231.6
Deferred revenues	112.9	100.7
Deferred income taxes	235.0	224.6
Long-term debt, net of current portion	1,351.0	1,379.0
Other non-current liabilities	12.8	11.2
Total liabilities	1,903.6	1,947.1
Commitments and contingencies (Note 7)
Equity:
Common stock; $0.0001 par value; 550,000,000 shares authorized; 153,266,360 shares issued and 149,399,633 shares outstanding as of September 30, 2018, and 153,430,030 shares issued and 151,430,030 shares outstanding as of December 31, 2017	—	—
Preferred stock; $0.0001 par value; 25,000,000 shares authorized; issued and outstanding, none as of September 30, 2018 and December 31, 2017	—	—
Additional paid-in capital	1,567.6	1,593.6
Retained earnings	338.3	201.4
Accumulated other comprehensive earnings	13.7	3.9
Treasury stock, at cost, 3,866,727 shares as of September 30, 2018 and 2,000,000 shares as of December 31, 2017	(180.0)	(90.1)
Total equity	1,739.6	1,708.8
Total liabilities and equity	$3,643.2	$3,655.9
See Notes to Condensed Consolidated Financial Statements (Unaudited).

BLACK KNIGHT, INC.
Condensed Consolidated Statements of Earnings and Comprehensive Earnings
(Unaudited)
(In millions, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenues	$281.7	$263.8	$828.6	$784.1
Expenses:
Operating expenses	157.4	140.7	462.2	428.2
Depreciation and amortization	54.0	51.3	159.0	154.2
Transition and integration costs	3.3	4.0	5.8	8.5
Total expenses	214.7	196.0	627.0	590.9
Operating income	67.0	67.8	201.6	193.2
Other income and expense:
Interest expense	(13.2)	(14.1)	(39.1)	(44.8)
Other expense, net	—	(0.6)	(6.4)	(17.1)
Total other expense, net	(13.2)	(14.7)	(45.5)	(61.9)
Earnings before income taxes	53.8	53.1	156.1	131.3
Income tax expense	10.8	9.2	30.4	24.3
Net earnings	43.0	43.9	125.7	107.0
Less: Net earnings attributable to noncontrolling interests	—	29.2	—	71.9
Net earnings attributable to Black Knight	$43.0	$14.7	$125.7	$35.1
Other comprehensive earnings (loss):
Unrealized holding gains, net of tax (1)	3.6	0.3	11.7	0.9
Reclassification adjustments for (gains) losses included in net earnings, net of tax (2)	(0.7)	—	(1.5)	0.2
Total unrealized gains on interest rate swaps, net of tax	2.9	0.3	10.2	1.1
Foreign currency translation adjustment (3)	(0.1)	—	(0.4)	0.1
Other comprehensive earnings	2.8	0.3	9.8	1.2
Comprehensive earnings attributable to noncontrolling interests	—	29.8	—	74.1
Comprehensive earnings	$45.8	$44.8	$135.5	$110.4

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Earnings per share:
Net earnings per share attributable to Black Knight common shareholders:
Basic	$0.29	$0.22	$0.85	$0.52
Diluted	$0.29	$0.21	$0.85	$0.51
Weighted average shares of common stock outstanding (Note 2):
Basic	147.2	67.9	147.7	67.7
Diluted	147.8	68.5	148.2	152.7
______________________________

(1)
Net of income tax expense of $1.1 million and $3.7 million for the three and nine months ended September 30, 2018, respectively, and $0.2 million and $0.7 million for the three and nine months ended September 30, 2017, respectively.

(2)
Amounts reclassified to net earnings relate to (gains) losses on interest rate swaps and are included in Interest expense on the Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited). Amounts are net of income tax benefit of $0.3 million and $0.6 million for the three and nine months ended September 30, 2018, respectively, and income tax expense of less than $0.1 million and $0.1 million for the three and nine months ended September 30, 2017, respectively.

(3)	Net of income tax benefit of less than $0.1 million and $0.2 million for the three and nine months ended September 30, 2018, respectively.

See Notes to Condensed Consolidated Financial Statements (Unaudited).

BLACK KNIGHT, INC.
Condensed Consolidated Statement of Equity
(Unaudited)
(In millions)

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings	Treasury stock
	Shares	$				Shares	$	Total equity
Balance, December 31, 2017	153.4	$—	$1,593.6	$201.4	$3.9	2.0	$(90.1)	$1,708.8
Cumulative effect of ASC 606 adoption (Note 8)	—	—	—	11.2	—	—	—	11.2
Adjusted balance at January 1, 2018	153.4	—	1,593.6	212.6	3.9	2.0	(90.1)	1,720.0
Grant of restricted shares of common stock	—	—	(52.2)	—	—	(1.1)	52.2	—
Forfeitures of restricted shares of common stock	—	—	0.6	—	—	—	(0.6)	—
Tax withholding payments for restricted share vesting	(0.1)	—	(7.6)	—	—	—	—	(7.6)
Purchases of treasury stock	—	—	—	—	—	3.0	(141.5)	(141.5)
Equity-based compensation expense	—	—	33.2	—	—	—	—	33.2
Net earnings	—	—	—	125.7	—	—	—	125.7
Foreign currency translation adjustment	—	—	—	—	(0.4)	—	—	(0.4)
Unrealized gains on interest rate swaps, net	—	—	—	—	10.2	—	—	10.2
Balance, September 30, 2018	153.3	$—	$1,567.6	$338.3	$13.7	3.9	$(180.0)	$1,739.6

See Notes to Condensed Consolidated Financial Statements (Unaudited).

BLACK KNIGHT, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In millions)

	Nine months ended September 30,
	2018	2017
Cash flows from operating activities:
Net earnings	$125.7	$107.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	159.0	154.2
Amortization of debt issuance costs, bond premium and original issue discount	2.3	2.5
Loss on extinguishment of debt, net	5.8	12.6
Deferred income taxes, net	1.6	4.8
Equity-based compensation	33.4	14.2
Changes in assets and liabilities, net of acquired assets and liabilities:
Trade and other receivables, including receivables from related parties	38.7	(19.9)
Prepaid expenses and other assets	(32.6)	3.1
Deferred contract costs	(35.1)	(35.6)
Deferred revenues	(4.1)	27.6
Trade accounts payable and other liabilities	10.7	(30.7)
Net cash provided by operating activities	305.4	239.8
Cash flows from investing activities:
Additions to property and equipment	(20.1)	(5.3)
Additions to computer software	(53.6)	(37.1)
Business acquisition, net of cash acquired	(6.0)	—
Other investing activities	—	(4.0)
Net cash used in investing activities	(79.7)	(46.4)
Cash flows from financing activities:
Borrowings	781.8	400.0
Debt repayments	(851.9)	(25.9)
Senior Notes redemption	—	(390.0)
Senior Notes redemption fee	—	(18.8)
Distributions to members	—	(75.3)
Purchases of treasury stock	(141.5)	(46.6)
Capital lease payments	—	(11.6)
Tax withholding payments for restricted share vesting	(7.6)	(4.3)
Debt issuance costs	(5.8)	(8.6)
Net cash used in financing activities	(225.0)	(181.1)
Net increase in cash and cash equivalents	0.7	12.3
Cash and cash equivalents, beginning of period	16.2	133.9
Cash and cash equivalents, end of period	$16.9	$146.2

Supplemental cash flow information:
Interest paid	$(36.2)	$(45.2)
Income taxes paid	$(21.6)	$(13.6)

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
Description of Business
We are a leading provider of integrated software, data and analytics solutions to the mortgage and consumer loan, real estate and capital market verticals. We believe we differentiate ourselves by the breadth and depth of our comprehensive, integrated solutions and the insight we provide to our clients.
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
Share Repurchase Program
There were no share repurchases during the third quarter of 2018. During the nine months ended September 30, 2018, we repurchased 3.0 million shares of our common stock for $141.5 million, or an average of $47.15 per share. As of September 30, 2018, we had approximately 3.8 million shares remaining under our share repurchase authorization.
Cash and Cash Equivalents
Cash and cash equivalents include the following (in millions):

	September 30, 2018	December 31, 2017
Unrestricted:
Cash	$3.4	$13.1
Cash equivalents	13.5	1.3
Unrestricted cash and cash equivalents	16.9	14.4
Restricted cash equivalents (1)	—	1.8
Cash and cash equivalents	$16.9	$16.2
_______________
(1) Restricted cash equivalents related to our subsidiary, I-Net Reinsurance Limited, were held in trust until the final reinsurance policy expired.
Trade Receivables, Net
A summary of Trade receivables, net of allowance for doubtful accounts is as follows (in millions):

	September 30, 2018	December 31, 2017
Trade receivables — billed	$131.5	$159.6
Trade receivables — unbilled	40.1	44.1
Trade receivables	171.6	203.7
Allowance for doubtful accounts	(1.3)	(1.9)
Trade receivables, net	$170.3	$201.8

In addition to the amounts above, we have unbilled receivables that we do not expect to collect within the next year included in Other non-current assets in our Condensed Consolidated Balance Sheets (Unaudited). Billings for these receivables are based on contractual terms. Refer to Note 4 — Other Non-Current Assets.

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consists of the following (in millions):

	September 30, 2018	December 31, 2017
Prepaid expenses	$39.0	$36.1
Contract assets	12.9	—
Other current assets	9.3	8.5
Prepaid expenses and other current assets	$61.2	$44.6
Contract Assets
A contract asset represents our expectation of receiving consideration in exchange for products or services that we have transferred to our client. Contract assets and liabilities, or deferred revenues, are determined and netted at the contract level since the rights and obligations in a contract with a client are interdependent. In contrast, a receivable is our right to consideration that is unconditional except for the passage of time required before payment of that consideration is due. The difference in timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables, contract assets and deferred revenues from client advances and deposits. We account for receivables in accordance with ASC Topic 310, Receivables (“ASC 310”), and assess both contract assets and receivables for impairment in accordance with ASC 310. There were no impairment charges related to contract assets for the three and nine months ended September 30, 2018.
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
Capital Leases
We entered into a one-year capital lease agreement commencing January 1, 2017 with a bargain purchase option for certain computer equipment. The leased equipment has a useful life of five years and is depreciating on a straight-line basis over this period. The leased equipment was valued based on the net present value of the minimum lease payments, which was $8.4 million (net of imputed interest of $0.1 million). The non-cash investing and financing activity for the nine months ended September 30, 2017 was $2.2 million and related to the unpaid portion of the capital lease obligation. There was no remaining capital lease obligation as of December 31, 2017.
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
Deferred contract costs are amortized on a systematic basis consistent with the transfer to the client of the goods or services to which the asset relates. We consider the explicit term of the contract with the client, expected renewals and the rate of change related to our solutions in determining the amortization period, which ranges from 5 years to 10 years.
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
Deferred Revenues
Deferred revenues represent our obligation to transfer products or services to our client for which we have received consideration, or an amount of consideration is due, from the client. During the nine months ended September 30, 2018, revenues recognized related to the amount included in the Deferred revenues balance at January 1, 2018 was $39.4 million.
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
Depreciation and Amortization
Depreciation and amortization on the Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited) include the following (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Property and equipment	$8.3	$7.3	$23.7	$21.7
Computer software	23.3	21.2	68.7	62.4
Other intangible assets	14.2	16.9	42.5	50.9
Deferred contract costs	8.2	5.9	24.1	19.2
Total	$54.0	$51.3	$159.0	$154.2
Computer software amortization for the nine months ended September 30, 2018 includes accelerated amortization of $1.0 million related to certain internally developed software. Deferred contract costs amortization for the three months ended September 30, 2018 includes accelerated amortization of $0.9 million related to certain deferred implementation costs. Deferred contract costs amortization for the nine months ended September 30, 2018 and 2017 includes accelerated amortization of $3.4 million and $3.3 million, respectively, related to certain deferred implementation costs.
Transition and Integration Costs
Transition and integration costs during the three and nine months ended September 30, 2018 primarily represent costs associated with executive transition and transition-related costs as we transfer certain corporate functions from FNF. Transition and integration costs during the three and nine months ended September 30, 2017 primarily represent legal and professional fees related to the Distribution.

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Recent Accounting Pronouncements
Revenue Recognition (ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"))
On January 1, 2018, we adopted ASC 606 using the modified retrospective method. Under this method, we recognized the cumulative effect of applying the new revenue recognition standard to existing revenue contracts that were active as of the adoption date as an adjustment to the opening balance of Retained earnings. The reported results for the three and nine months ended September 30, 2018 reflect the application of ASC 606, while the comparative information has not been restated and continues to be reported under the related accounting standards in effect for those periods. The adoption of ASC 606 represents a change in accounting principle that is intended to more closely align revenue recognition with the delivery of our services and provides financial statement readers with enhanced disclosures.
The effect of adopting ASC 606 on our Condensed Consolidated Financial Statements (Unaudited) as of September 30, 2018 and for the three and nine months ended September 30, 2018 is disclosed in Note 8 — Revenues.
Leases (ASC Topic 842, Leases ("ASC 842"))
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842). Under this update, lessees will be required to recognize the following for all leases (with the exception of leases with a term of 12 months or less) at the commencement date: (1) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use ("ROU") asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Leases will be classified as finance or operating, with such classification affecting the pattern and classification of expense recognition in the income statement. Under update, lessor accounting remains largely unchanged. The FASB has also issued other updates since this time that add further clarification.
In preparation for adoption of ASC 842, we have formed a project team that is evaluating the requirements of ASC 842 and assessing the scope of existing lease agreements and other existing service contracts that are not considered leases under the current guidance. We are applying an integrated approach to analyzing the effect of ASC 842, including a review of accounting policies and practices, evaluating differences from applying the requirements of the new standard to our existing agreements and business practices and assessing the need for any changes in our processes, accounting systems and design of relevant internal controls.
During the third quarter of 2018, we continued our assessment with increased focus on identifying a complete population of leases under the new standard, performing detailed contract reviews, developing accounting policies and positions and further identifying data and disclosure requirements, including the effect on our processes and design of internal controls. We also continued our evaluation of the available practical expedients. We plan to elect the practical expedient to combine lease and non-lease components.
During the third quarter of 2018, the FASB also issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. This update provides an alternative transition method that allows entities to apply ASC 842 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of Retained earnings in the period of adoption. We plan to adopt ASC 842 on January 1, 2019 using this transition method. While we continue to assess all of these updates, the primary effect of adopting ASC 842 relates to the recognition of ROU assets and lease liabilities on our Consolidated Balance Sheets for our operating leases and providing additional disclosures about our leasing activities.
Other Accounting Pronouncements
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This update expands and refines hedge accounting for both non-financial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. This update also includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. This update is effective for fiscal years beginning after December 15, 2018 with early adoption permitted. We do not expect the adoption of this update to have a material effect on our consolidated financial statements and related disclosures.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This update removes, modifies and adds certain disclosure requirements for fair value measurements. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 with early adoption permitted. We do not expect the adoption of this update to have a material effect on our consolidated financial statements and related disclosures.
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

update more closely aligns the accounting treatment of implementation costs for cloud solutions to the treatment of costs to develop or obtain internal-use software. Costs incurred during the planning and post-implementation stages are typically expensed, while costs incurred during the development stage are typically capitalized. The capitalized implementation costs are to be expensed over the term of the hosting arrangement including renewal options to the extent those options are expected to be utilized.  This update also requires the capitalized implementation costs to be presented in the consolidated financial statements consistent with the presentation of the ongoing fees and payments associated with the cloud arrangement. This update is effective for fiscal years beginning after December 15, 2019 with early adoption permitted. We are currently evaluating the effect the adoption of this update will have on our consolidated financial statements and related disclosures.
(2)    Earnings Per Share
Basic earnings per share is computed by dividing Net earnings attributable to Black Knight by the weighted-average number of shares of common stock outstanding during the period.
For the periods presented, potentially dilutive securities include unvested restricted stock awards and the shares of BKFS Class B common stock prior to the Distribution. For the nine months ended September 30, 2017, the numerator in the diluted net earnings per share calculation was adjusted to reflect our income tax expense at an expected effective tax rate assuming the conversion of the shares of BKFS Class B common stock into shares of BKFS Class A common stock on a one-for-one basis prior to the Distribution. The effective tax rate for the nine months ended September 30, 2017 was 41.1%. The denominator includes approximately 84.4 million shares of BKFS Class B common stock outstanding for the nine months ended September 30, 2017. However, approximately 83.7 million shares of BKFS Class B common stock for the three months ended September 30, 2017 have been excluded in computing diluted net earnings per share because including them on an "if-converted" basis would have an anti-dilutive effect. The denominator also includes the dilutive effect of approximately 0.6 million and 0.5 million shares of unvested restricted shares of common stock for the three and nine months ended September 30, 2018, respectively, and approximately 0.6 million shares for the three and nine months ended September 30, 2017.
The shares of BKFS Class B common stock did not share in the earnings or losses of Black Knight and were, therefore, not participating securities. Accordingly, basic and diluted net earnings per share of BKFS Class B common stock have not been presented.
The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Basic:
Net earnings attributable to Black Knight	$43.0	$14.7	$125.7	$35.1
Shares used for basic net earnings per share:
Weighted average shares of common stock outstanding	147.2	67.9	147.7	67.7
Basic net earnings per share	$0.29	$0.22	$0.85	$0.52

Diluted:
Earnings before income taxes				$131.3
Income tax expense excluding the effect of noncontrolling interests				54.0
Net earnings				$77.3
Net earnings attributable to Black Knight	$43.0	$14.7	$125.7
Shares used for diluted net earnings per share:
Weighted average shares of common stock outstanding	147.2	67.9	147.7	67.7
Dilutive effect of unvested restricted shares of common stock	0.6	0.6	0.5	0.6
Weighted average shares of BKFS Class B common stock outstanding	—	—	—	84.4
Weighted average shares of common stock, diluted	147.8	68.5	148.2	152.7
Diluted net earnings per share	$0.29	$0.21	$0.85	$0.51

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
We were party to certain related party agreements with THL until May 11, 2018, the date of the May 2018 Offering as defined below. As a result of the May 2018 Offering, certain affiliates of THL no longer have an ownership interest in us and are no longer considered related parties.
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
A detail of the revenues and expenses, net from FNF is set forth in the table below (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenues	$17.6	$13.8	$43.9	$43.2
Operating expenses	4.5	3.4	9.5	9.8
Guarantee fee	—	—	—	1.2
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

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

A detail of the expenses, net from THL is set forth in the table below (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Operating expenses	$—	$—	$—	$0.2
Revenues and Expenses
A detail of related party items included in Revenues is as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Data and analytics services	$5.6	$5.7	$16.1	$18.4
Servicing, origination and default software services	12.0	8.1	27.8	24.8
Total related party revenues	$17.6	$13.8	$43.9	$43.2
A detail of related party items included in Operating expenses (net of expense reimbursements) is as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Data entry, indexing services and other operating expenses	$3.4	$1.4	$6.3	$3.9
Corporate services	1.3	2.4	4.0	7.4
Technology and corporate services	(0.2)	(0.4)	(0.8)	(1.3)
Total related party expenses, net	$4.5	$3.4	$9.5	$10.0
Additionally, related party prepaid fees were $0.1 million as of December 31, 2017. These fees are included in Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets (Unaudited). As of September 30, 2018, related party contract assets of $4.6 million are also included in Prepaid expenses and other current assets in our Condensed Consolidated Balance Sheets (Unaudited). As of September 30, 2018, related party deferred revenues of $1.1 million are included in current Deferred revenues in our Condensed Consolidated Balance Sheets (Unaudited).
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
(4)    Other Non-Current Assets
Other non-current assets consists of the following (in millions):

	September 30, 2018	December 31, 2017
Deferred contract costs, net of accumulated amortization	$160.3	$136.1
Property records database	59.7	59.7
Prepaid expenses	21.1	4.0
Unrealized gains on interest rate swaps	18.8	6.7
Contract assets	12.1	—
Unbilled receivables	6.6	14.6
Other	21.2	19.0
Other non-current assets	$299.8	$240.1

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

(5)        Long-Term Debt
Long-term debt consists of the following (in millions):

	September 30, 2018				December 31, 2017
	Principal	Debt Issuance Costs	Discount	Total	Principal	Debt Issuance Costs	Discount	Total
Term A Loan	$1,242.2	$(7.3)	$—	$1,234.9	$1,004.3	$(7.0)	$—	$997.3
Term B Loan	—	—	—	—	390.0	(2.5)	(1.4)	386.1
Revolving Credit Facility	137.0	(5.7)	—	131.3	55.0	(4.3)	—	50.7
Other	32.9	—	(1.1)	31.8	—	—	—	—
Total long-term debt	1,412.1	(13.0)	(1.1)	1,398.0	1,449.3	(13.8)	(1.4)	1,434.1
Less: Current portion of long-term debt	47.7	(0.2)	(0.5)	47.0	55.5	(0.4)	—	55.1
Long-term debt, net of current portion	$1,364.4	$(12.8)	$(0.6)	$1,351.0	$1,393.8	$(13.4)	$(1.4)	$1,379.0
Principal maturities as of September 30, 2018 for each of the next five years and thereafter are as follows (in millions):

2018 (remaining)	$7.8
2019	53.2
2020	65.7
2021	62.5
2022	109.4
Thereafter	1,113.5
Total	$1,412.1
Scheduled maturities noted above exclude the effect of debt issuance costs of $13.0 million and discount of $1.1 million.
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

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

between 125 and 150 basis points depending on the Consolidated Leverage Ratio. In addition, BKIS will pay an unused commitment fee of between 15 and 20 basis points on the undrawn commitments under the New Revolving Credit Facility, also depending on the Consolidated Leverage Ratio.
As of September 30, 2018, the New Term A Loan and the New Revolving Credit Facility bear interest at the Eurodollar rate plus a margin of 150 basis points. As of September 30, 2018, we have $613.0 million capacity on the New Revolving Credit Facility and pay an unused commitment fee of 20 basis points. During the nine months ended September 30, 2018, there were $523.2 million of incremental borrowings and $441.2 million of payments on our New Revolving Credit Facility. During the nine months ended September 30, 2017, there were $100.0 million of incremental borrowings and no payments on our Revolving Credit Facility. As of September 30, 2018, the interest rates on the New Term A Loan and New Revolving Credit Facility were approximately 3.74% and 3.67%, respectively.
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
For the nine months ended September 30, 2018, the amount included in Other expense, net on the Condensed Consolidated Statement of Earnings and Comprehensive Earnings (Unaudited) related to the April 30, 2018 refinancing was $5.8 million. For the nine months ended September 30, 2017, the amount included in Other expense, net on the Condensed Consolidated Statement of Earnings and Comprehensive Earnings (Unaudited) related to 2017 Term B Loan repricing, Term A Loan and Revolving Credit Facility refinancing was $4.4 million.
Other Debt
On April 1, 2018, we entered into a financing agreement for $32.9 million, with an imputed interest rate of 3.44%, primarily related to certain data processing and maintenance services. Quarterly payments are due beginning January 1, 2019 through April 1, 2020. As of September 30, 2018, $15.9 million is included in the Current portion of long-term debt in our Condensed Consolidated Balance Sheets (Unaudited).
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
Fair Value of Long-Term Debt
The fair value of our New Facilities approximates their carrying value at September 30, 2018. The fair value of our New Facilities is based upon established market prices for the securities using level 2 inputs.

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Interest Rate Swaps
We have entered into interest rate swap agreements to hedge forecasted monthly interest rate payments on our floating rate debt. On April 11, 2018, we entered into a new interest rate swap agreement with a start date of April 30, 2018. On May 29, 2018, we entered into an interest rate swap agreement with a forward starting date on January 31, 2019. As of September 30, 2018, we have the following interest rate swap agreements (collectively, the "Swap Agreements") (in millions):

Effective Dates	Notional Amount	Fixed Rates
February 1, 2016 through January 31, 2019	$200.0	1.01%
February 1, 2016 through January 31, 2019	$200.0	1.01%
March 31, 2017 through March 31, 2022	$200.0	2.08%
September 29, 2017 through September 30, 2021	$200.0	1.69%
April 30, 2018 through April 30, 2023	$250.0	2.61%
January 31, 2019 through January 31, 2023	$300.0	2.65%
Under the terms of the Swap Agreements, we receive payments based on the 1-month LIBOR rate (approximately 2.24% as of September 30, 2018).
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
It is our policy to execute such instruments with credit-worthy banks and not to enter into derivative financial instruments for speculative purposes. As of September 30, 2018, we believe our interest rate swap counterparties will be able to fulfill their obligations under our agreements, and we believe we will have debt outstanding through the various expiration dates of the swaps such that the occurrence of future cash flow hedges remains probable.
The estimated fair values of our Swap Agreements are as follows (in millions):

Balance Sheet Accounts	September 30, 2018	December 31, 2017
Prepaid expenses and other current assets	$1.8	$—
Other non-current assets	$18.8	$6.7
As of September 30, 2018, a cumulative gain of $20.6 million ($15.3 million net of tax) related to our interest rate swaps is reflected in Accumulated other comprehensive earnings. As of December 31, 2017, a cumulative gain of $6.7 million ($3.9 million net of tax) is reflected in Accumulated other comprehensive earnings. Below is a summary of the effect of derivative instruments on amounts recognized in Other comprehensive earnings (loss) ("OCE") on the accompanying Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited) for the three months ended September 30, 2018 and 2017 (in millions):

	Three months ended September 30, 2018		Three months ended September 30, 2017
	Amount of Gain Recognized in OCE	Amount of Gain Reclassified from Accumulated OCE into Net earnings	Amount of Gain Recognized in OCE	Amount of Loss Reclassified from Accumulated OCE into Net earnings
Swap agreements
Attributable to noncontrolling interests	$—	$—	$0.5	$0.1
Attributable to Black Knight	3.6	0.7	0.3	—
Total	$3.6	$0.7	$0.8	$0.1

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Below is a summary of the effect of derivative instruments on amounts recognized in OCE on the accompanying Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited) for the nine months ended September 30, 2018 and 2017 (in millions):

	Nine months ended September 30, 2018		Nine months ended September 30, 2017
	Amount of Gain Recognized in OCE	Amount of Gain Reclassified from Accumulated OCE into Net earnings	Amount of Gain Recognized in OCE	Amount of Loss Reclassified from Accumulated OCE into Net earnings
Swap agreements
Attributable to noncontrolling interests	$—	$—	$1.7	$0.5
Attributable to Black Knight	11.7	1.5	0.9	0.2
Total	$11.7	$1.5	$2.6	$0.7

Approximately $4.9 million ($3.6 million net of tax) of the balance in Accumulated other comprehensive earnings as of September 30, 2018 is expected to be reclassified into Interest expense over the next 12 months.
(6)        Income Taxes
Our effective tax rate for the three months ended September 30, 2018 and 2017 was 20.1% and 17.3%, respectively. Our effective tax rate for the nine months ended September 30, 2018 and 2017 was 19.5% and 18.5%, respectively. Our effective tax rate for the nine months ended September 30, 2018 includes the effect of a deferred tax revaluation adjustment as a result of a reduction in our blended state tax rate, higher than expected tax credits and excess tax benefits related to the vesting of restricted shares of our common stock. The effective tax rates for the three and nine months ended September 30, 2017 were lower than the typical federal and state statutory rate because of the effect of our noncontrolling interests prior to the Distribution, partially offset by the effect of certain discrete items recorded during the 2017 period.
A reconciliation of the federal statutory income tax rate to our effective income tax rate for each period presented is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Federal statutory rate	21.0%	35.0%	21.0%	35.0%
State income taxes, net of federal benefit	5.0	4.1	5.0	2.9
Noncontrolling interests	—	(19.0)	—	(19.0)
Tax credits	(2.6)	(0.9)	(1.7)	(0.6)
Restricted share vesting	—	—	(1.1)	(0.4)
Effect of deferred revaluation related to lower blended state tax rate	—	—	(2.7)	—
State net operating losses	(2.3)	—	(0.8)	—
Resolution of a legacy tax matter	—	—	—	1.9
Other	(1.0)	(1.9)	(0.2)	(1.3)
Effective tax rate	20.1%	17.3%	19.5%	18.5%
Tax Distributions
Prior to the Distribution, the taxable income of BKFS LLC was allocated to its members, including BKFS, and the members were required to reflect on their own income tax returns the items of income, gain, deduction and loss and other tax items of BKFS LLC that were allocated to them. BKFS LLC made tax distributions to its members for their allocable share of BKFS LLC's taxable income. Tax distributions are calculated based on allocations of income to a member for a particular taxable year without taking into account any losses allocated to the member in a prior taxable year. This practice is consistent with IRS regulations. Subject to certain reductions, tax distributions are generally made based on an assumed tax rate equal to the highest combined marginal federal, state and local income tax rate applicable to a U.S. corporation. BKFS LLC made tax distributions of $75.3 million during the nine months ended September 30, 2017. The 2017 tax distributions were for the 2016 tax year and 2017 tax year relating to the period before the Distribution. Additional tax distributions may be made for any tax distribution adjustments as a result of the final partnership returns relating to the period before the Distribution, the timing and amount of which will be dependent upon the taxable income allocable to such holders.

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

(7)        Commitments and Contingencies
Legal and Regulatory Matters
In the ordinary course of business, we are involved in various pending and threatened litigation and regulatory matters related to our operations, some of which include claims for punitive or exemplary damages. Our ordinary course litigation may include class action lawsuits, which make allegations related to various aspects of our business. From time to time, we also receive requests for information from various state and federal regulatory authorities, some of which take the form of civil investigative demands or subpoenas. Some of these regulatory inquiries may result in the assessment of fines for violations of regulations or settlements with such authorities requiring a variety of remedies. We believe that none of these actions depart from customary litigation or regulatory inquiries incidental to our business.
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
As of September 30, 2018, payments for data processing and maintenance services agreements with initial or remaining terms greater than one year are as follows (in millions):

2018 (remaining)	$13.9
2019	54.0
2020	53.2
2021	29.8
Total	$150.9
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

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

(8)     Revenues
Disaggregation of Revenues
The following tables summarize revenues from contracts with clients (in millions):

	Three months ended September 30, 2018
	Servicing Software	Origination Software	Software Solutions	Data and Analytics	Corporate and Other		Total
Software and hosting solutions	$180.4	$29.8	$210.2	$7.7	$—		$217.9
Professional services	20.0	11.7	31.7	0.3	(0.6)	(1)	31.4
Data solutions	—	—	—	29.7	—		29.7
Other	—	2.0	2.0	0.7	—		2.7
Revenues	$200.4	$43.5	$243.9	$38.4	$(0.6)		$281.7

	Nine months ended September 30, 2018
	Servicing Software	Origination Software	Software Solutions	Data and Analytics	Corporate and Other		Total
Software and hosting solutions	$534.8	$82.2	$617.0	$22.7	$—		$639.7
Professional services	57.1	34.4	91.5	1.0	(2.3)	(1)	90.2
Data solutions	—	—	—	88.8	—		88.8
Other	0.5	7.2	7.7	2.2	—		9.9
Revenues	$592.4	$123.8	$716.2	$114.7	$(2.3)		$828.6

_______________________________________________________

(1)	Revenues for Corporate and Other represent deferred revenue purchase accounting adjustments recorded in accordance with GAAP.

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
Opening Balance Sheet Adjustment on January 1, 2018
As a result of applying the modified retrospective method to adopt ASC 606, the following amounts on our Condensed Consolidated Balance Sheet (Unaudited) were adjusted as of January 1, 2018 to reflect the cumulative effect adjustment to the opening balance of Retained earnings (in millions):

	As reported December 31, 2017	Adjustments for ASC 606 adoption	Adjusted January 1, 2018
Trade receivables, net	$201.8	$(6.2)	$195.6
Prepaid expenses and other current assets	44.6	11.8	56.4
Receivables from related parties	18.1	(3.7)	14.4
Computer software, net	416.8	1.8	418.6
Other non-current assets	240.1	16.6	256.7
Total assets	3,655.9	20.3	3,676.2

Deferred revenues (current)	59.6	(1.9)	57.7
Deferred revenues (non-current)	100.7	6.8	107.5
Deferred income taxes	224.6	4.2	228.8
Total liabilities	1,947.1	9.1	1,956.2
Retained earnings	201.4	11.2	212.6
Total equity	1,708.8	11.2	1,720.0
Total liabilities and equity	3,655.9	20.3	3,676.2
Effect of ASC 606 as of September 30, 2018 and for the Three and Nine Months Ended September 30, 2018
The following table summarizes the effect of adopting ASC 606 on our Condensed Consolidated Balance Sheet (Unaudited) (in millions):

	As reported September 30, 2018	Effect of ASC 606 adoption	Amounts without adoption of ASC 606 September 30, 2018
Trade receivables, net	$170.3	$6.3	$176.6
Prepaid expenses and other current assets	61.2	(12.9)	48.3
Receivables from related parties	11.9	4.9	16.8
Computer software, net	407.0	(3.9)	403.1
Other non-current assets	299.8	(21.0)	278.8
Total assets	3,643.2	(26.6)	3,616.6

Deferred revenues (current)	48.3	3.0	51.3
Deferred revenues (non-current)	112.9	(5.0)	107.9
Deferred income taxes	235.0	(6.6)	228.4
Total liabilities	1,903.6	(8.6)	1,895.0
Retained earnings	338.3	(18.0)	320.3
Total equity	1,739.6	(18.0)	1,721.6
Total liabilities and equity	3,643.2	(26.6)	3,616.6

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

The following tables summarize the effect of adopting ASC 606 on our Condensed Consolidated Statement of Earnings and Comprehensive Earnings (Unaudited) (in millions):

	Three months ended September 30, 2018
	As reported	Effect of ASC 606 adoption	Amounts without adoption of ASC 606
Revenues	$281.7	$(2.8)	$278.9

Operating expenses	157.4	0.6	158.0
Depreciation and amortization	54.0	(0.4)	53.6
Income tax expense	10.8	(0.9)	9.9
Net earnings	43.0	(2.1)	40.9

Earnings per share:
Basic	$0.29	$(0.01)	$0.28
Diluted	$0.29	$(0.01)	$0.28

	Nine months ended September 30, 2018
	As reported	Effect of ASC 606 adoption	Amounts without adoption of ASC 606
Revenues	$828.6	$(6.3)	$822.3

Operating expenses	462.2	3.3	465.5
Depreciation and amortization	159.0	(0.4)	158.6
Income tax expense	30.4	(2.4)	28.0
Net earnings	125.7	(6.8)	118.9

Earnings per share:
Basic	$0.85	$(0.04)	$0.81
Diluted	$0.85	$(0.05)	$0.80

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

The following table summarizes the effect of adopting ASC 606 on our Condensed Consolidated Statement of Cash Flow (in millions):

	Nine months ended September 30, 2018
	As reported	Effect of ASC 606 adoption	Amounts without adoption of ASC 606
Cash flows from operating activities:
Net earnings	$125.7	$(6.8)	$118.9
Certain adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	159.0	(0.4)	158.6
Deferred income taxes, net	1.6	(2.4)	(0.8)
Changes in assets and liabilities:
Trade and other receivables, including receivables from related parties	38.7	(1.3)	37.4
Prepaid expenses and other assets	(32.6)	2.4	(30.2)
Deferred contract costs	(35.1)	3.3	(31.8)
Deferred revenues	(4.1)	2.9	(1.2)
Net cash provided by operating activities	$305.4	$(2.3)	$303.1
Cash flows from investing activities:
Additions to computer software	$(53.6)	$2.3	$(51.3)
Net cash used in investing activities	$(79.7)	$2.3	$(77.4)
Transaction Price Allocated to Future Performance Obligation
ASC 606 allows for the use of certain practical expedients, which we have elected and applied to measure our future performance obligations as of September 30, 2018. As a result, our disclosure of transaction price allocated to these future performance obligations excludes the following:

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
As of September 30, 2018, the aggregate amount of the transaction price that is allocated to our future performance obligations was approximately $2.1 billion and is expected to be recognized as follows: 6% by December 31, 2018, 51% by December 31, 2020, 80% by December 31, 2022 and the rest thereafter.
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

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Restricted stock transactions in 2018 are as follows:

	Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2017	1,581,711	$34.48
Granted	1,146,586	$46.27
Forfeited	(22,515)	$42.71
Vested	(494,141)	$34.14
Balance, September 30, 2018	2,211,641	$40.58
Equity-based compensation expense was $13.5 million and $4.1 million for the three months ended September 30, 2018 and 2017, respectively. Equity-based compensation expense was $33.4 million and $14.2 million for the nine months ended September 30, 2018 and 2017, respectively. These expenses are included in Operating expenses in the Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited).
Total unrecognized compensation cost was $58.4 million as of September 30, 2018 and is expected to be recognized over a weighted average period of approximately 1.7 years.
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
Summarized financial information concerning our segments is shown in the tables below (in millions):

	Three months ended September 30, 2018
	Software Solutions	Data and Analytics	Corporate and Other		Total
Revenues	$243.9	$38.4	$(0.6)	(1)	$281.7
Expenses:
Operating expenses	99.3	28.6	29.5		157.4
Transition and integration costs	—	—	3.3		3.3
EBITDA	144.6	9.8	(33.4)		121.0
Depreciation and amortization	27.9	3.4	22.7	(2)	54.0
Operating income (loss)	116.7	6.4	(56.1)		67.0
Interest expense					(13.2)
Earnings before income taxes					53.8
Income tax expense					10.8
Net earnings					$43.0
_______________________________________________________

(1)	Revenues for Corporate and Other represent deferred revenue purchase accounting adjustments recorded in accordance with GAAP.

(2)
Depreciation and amortization for Corporate and Other primarily represents net incremental depreciation and amortization adjustments associated with the application of purchase accounting recorded in accordance with GAAP.

	Three months ended September 30, 2017
	Software Solutions	Data and Analytics	Corporate and Other		Total
Revenues	$227.2	$37.6	$(1.0)	(1)	$263.8
Expenses:
Operating expenses	97.7	28.0	15.0		140.7
Transition and integration costs	—	—	4.0		4.0
EBITDA	129.5	9.6	(20.0)		119.1
Depreciation and amortization	24.8	3.2	23.3	(2)	51.3
Operating income (loss)	104.7	6.4	(43.3)		67.8
Interest expense					(14.1)
Other expense, net					(0.6)
Earnings before income taxes					53.1
Income tax expense					9.2
Net earnings					$43.9
_______________________________________________________

(1)	Revenues for Corporate and Other represent deferred revenue purchase accounting adjustments recorded in accordance with GAAP.

(2)
Depreciation and amortization for Corporate and Other primarily represents net incremental depreciation and amortization adjustments associated with the application of purchase accounting recorded in accordance with GAAP.

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

	Nine months ended September 30, 2018
	Software Solutions	Data and Analytics	Corporate and Other		Total
Revenues	$716.2	$114.7	$(2.3)	(1)	$828.6
Expenses:
Operating expenses	293.0	86.5	82.7		462.2
Transition and integration costs	—	—	5.8		5.8
EBITDA	423.2	28.2	(90.8)		360.6
Depreciation and amortization	83.0	10.1	65.9	(2)	159.0
Operating income (loss)	340.2	18.1	(156.7)		201.6
Interest expense					(39.1)
Other expense, net					(6.4)
Earnings before income taxes					156.1
Income tax expense					30.4
Net earnings					$125.7

Balance sheet data:
Total assets	$3,197.9	$309.5	$135.8	(3)	$3,643.2
Goodwill	$2,137.9	$172.1	$—		$2,310.0
_______________________________________________________

(1)	Revenues for Corporate and Other represent deferred revenue purchase accounting adjustments recorded in accordance with GAAP.

(2)
Depreciation and amortization for Corporate and Other primarily represents net incremental depreciation and amortization adjustments associated with the application of purchase accounting recorded in accordance with GAAP.

(3)	Receivables from related parties is included in Corporate and Other.

	Nine months ended September 30, 2017
	Software Solutions	Data and Analytics	Corporate and Other		Total
Revenues	$673.3	$114.4	$(3.6)	(1)	$784.1
Expenses:
Operating expenses	290.9	86.0	51.3		428.2
Transition and integration costs	—	—	8.5		8.5
EBITDA	382.4	28.4	(63.4)		347.4
Depreciation and amortization	76.4	9.5	68.3	(2)	154.2
Operating income (loss)	306.0	18.9	(131.7)		193.2
Interest expense					(44.8)
Other expense, net					(17.1)
Earnings before income taxes					131.3
Income tax expense					24.3
Net earnings					$107.0

Balance sheet data:
Total assets	$3,200.8	$304.6	$244.6	(3)	$3,750.0
Goodwill	$2,134.7	$172.1	$—		$2,306.8
_______________________________________________________

(1)	Revenues for Corporate and Other represent deferred revenue purchase accounting adjustments recorded in accordance with GAAP.

(2)
Depreciation and amortization for Corporate and Other primarily represents net incremental depreciation and amortization adjustments associated with the application of purchase accounting recorded in accordance with GAAP.

(3)	Receivables from related parties is included in Corporate and Other.

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
We believe our comprehensive end-to-end, integrated solutions differentiate us from other software providers and position us particularly well for evolving opportunities. We have served the mortgage and real estate industries for over 50 years and utilize this experience to design and develop solutions that fit the industry's ever-evolving needs. The cost of origination and servicing are at historically high levels according to the Mortgage Bankers Association ("MBA"). Our proprietary software solutions and data and analytics capabilities reduce manual processes, improve compliance and quality, mitigate risk, deliver significant cost savings to our clients and allows our clients to invest more in retaining their customers and gaining new ones. Our scale allows us to continually and cost-effectively invest in our business in order to meet evolving industry requirements and maintain our position as an industry-standard platform for mortgage market participants.
The table below summarizes active first and second lien mortgages on our mortgage servicing software solution and the related market data, reflecting our leadership in the mortgage servicing software solutions market (in millions):

	First lien mortgages				Second lien mortgages				Total first and second lien mortgages
	as of September 30,				as of September 30,				as of September 30,
	2018		2017		2018		2017		2018	2017
Active loans	32.0		31.5		2.5		1.9		34.5	33.4
Market size	51.6	(1)	51.0	(1)	14.3	(2)	15.4	(2)	65.9	66.4
Market share	62%		62%		17%		12%		52%	50%
_______________________________________________________
Note: Percentages above may not recalculate due to rounding.

(1)	According to the Black Knight Mortgage Monitor Report as of August 31, 2018 and 2017 for U.S. first lien mortgages.

(2)	According to the August 2018 and July 2017 Equifax National Consumer Credit Trends Report as of June 30, 2018 and June 30, 2017 for U.S. second lien mortgages.
Our business is organized into two segments:

•	Software Solutions - offers software and hosting solutions that support loan servicing, loan origination and settlement services.

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
The U.S. mortgage market has seen significant change since the financial crisis and is expected to continue to evolve going forward. Key regulatory actions arising from the financial crisis, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act") and the establishment of the Bureau of Consumer Financial Protection ("BCFP"), imposed new and evolving standards for market participants. These regulatory changes have spurred lenders and servicers to seek software solutions that facilitate the meeting of compliance obligations in the face of a changing regulatory environment while remaining efficient and profitable.

•
Evolving regulation. Most U.S. mortgage market participants have become subject to increased regulatory oversight and regulatory requirements as federal and state governments have enacted various new laws, rules and regulations. One example of such legislation is the Dodd-Frank Act, which contained broad changes for many sectors of the financial services and lending industries and established the BCFP, the federal regulatory agency responsible for regulating consumer financial protection within the United States. It is our experience that mortgage lenders have become more focused on minimizing the risk of non-compliance with these evolving regulations and are looking toward technologies and solutions that help them to comply with the increased regulatory oversight and requirements.

•
Lenders increasingly focused on core operations. As a result of greater regulatory scrutiny and the higher cost of doing business, we believe lenders have become more focused on their core operations and customers. The effects of lower refinance volumes and a shift to a purchase-driven market also necessitate the need for a more efficient operating model. We believe that lenders are increasingly shifting from in-house technologies to solutions with third-party providers who can provide better technology and services more efficiently. Lenders require these vendors to provide best-in-class technology and deep domain expertise and to assist them in maintaining regulatory compliance.

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

Mortgage Market
The largest component of our business, servicing software, is predicated on the number of active loans outstanding on our system, which has been very stable and growing. Our servicing software business has some exposure to defaulted loan volumes; however, outside of the most recent financial crisis, the number of loans that fall into seriously delinquent status has been quite stable.
For our origination software business, our loan origination system ("LOS") revenues are based on closed loan volumes; however, it has a minimum base software fee that is contractually obligated. This limits our exposure to origination volumes in our origination software business. Our lending solutions business is exposed to variances in origination volumes, primarily related to refinance volumes due to the nature of the services it provides.
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
Share Repurchase Program
There were no share repurchases during the third quarter of 2018. During the nine months ended September 30, 2018, we repurchased 3.0 million shares of our common stock for $141.5 million, or an average of $47.15 per share. As of September 30, 2018, we had approximately 3.8 million shares remaining under our share repurchase authorization.

Debt Refinancing
On April 30, 2018, we entered into an Amended and Restated Credit Agreement, as described in Note 5 to the Notes to Condensed Consolidated Financial Statements (Unaudited). Refer to Note 5 to the Notes to Condensed Consolidated Financial Statements (Unaudited) for additional information related to the debt refinancing.
Results of Operations
ASC 606
On January 1, 2018, we adopted ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"), using the modified retrospective method. Under this method, we recognized the cumulative effect of applying the new revenue recognition standard to existing revenue contracts that were active as of the adoption date as an adjustment to the opening balance of Retained earnings. The reported results for the three and nine months ended September 30, 2018 reflect the application of ASC 606, while the comparative information has not been restated and continues to be reported under the related accounting standards in effect for those periods. Refer to Note 8 to the Notes to Condensed Consolidated Financial Statements (Unaudited) for additional information related to the effect of the adoption of ASC 606 as of September 30, 2018 and for the three and nine months ended September 30, 2018.
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

•	Adjusted EBITDA - We define Adjusted EBITDA as Net earnings, with adjustments to reflect the addition or elimination of certain statement of earnings items including, but not limited to:

•	Depreciation and amortization;

•	Interest expense;

•	Income tax expense;

•	Other expense, net;

•	deferred revenue purchase accounting adjustment;

•	equity-based compensation, including related payroll taxes;

•	costs associated with debt and/or equity offerings, including the Distribution;

•	spin-off related transition costs;

•	acquisition-related costs, including ongoing costs pursuant to a purchase agreement; and

•	costs associated with executive transition.
These adjustments are reflected in Corporate and Other.

•	Adjusted EBITDA Margin - Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by Adjusted Revenues.

•	Adjusted Net Earnings - We define Adjusted Net Earnings as Net earnings with adjustments to reflect the addition or elimination of certain statement of earnings items including, but not limited to:

•	the net incremental depreciation and amortization adjustments associated with the application of purchase accounting;

•	deferred revenue purchase accounting adjustment;

•	equity-based compensation, including related payroll taxes;

•	costs associated with debt and/or equity offerings, including the Distribution;

•	spin-off related transition costs;

•	acquisition-related costs, including ongoing costs pursuant to a purchase agreement;

•	costs associated with executive transition;

•	significant legal and regulatory matters; and

•
adjustment for income tax expense primarily related to assuming the conversion of all the shares of Class B common stock into shares of Class A common stock prior to the Distribution, the tax effect of the non-GAAP adjustments and the revaluation of our net deferred tax liability related to purchase accounting, equity-based compensation and debt modifications.

•
Adjusted Net Earnings Per Share - For the periods prior to the Distribution, we calculate per share amounts assuming the exchange of all shares of Class B common stock into shares of Class A common stock at the beginning of the respective period. We also include the dilutive effect of any unvested restricted shares of common stock.

Consolidated Results of Operations
The following table presents certain financial data for the periods indicated (in millions):
	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenues	$281.7	$263.8	$828.6	$784.1
Expenses:
Operating expenses	157.4	140.7	462.2	428.2
Depreciation and amortization	54.0	51.3	159.0	154.2
Transition and integration costs	3.3	4.0	5.8	8.5
Total expenses	214.7	196.0	627.0	590.9
Operating income	67.0	67.8	201.6	193.2
Operating margin	23.8%	25.7%	24.3%	24.6%
Interest expense	(13.2)	(14.1)	(39.1)	(44.8)
Other expense, net	—	(0.6)	(6.4)	(17.1)
Earnings before income taxes	53.8	53.1	156.1	131.3
Income tax expense	10.8	9.2	30.4	24.3
Net earnings	$43.0	$43.9	$125.7	$107.0

Earnings per share:
Net earnings per share attributable to Black Knight common shareholders:
Diluted	$0.29	$0.21	$0.85	$0.51
Weighted average shares of common stock outstanding:
Diluted	147.8	68.5	148.2	152.7

Non-GAAP Financial Measures
Adjusted Revenues	$282.3	$264.8	$830.9	$787.7
Adjusted EBITDA	$138.4	$128.2	$402.5	$373.9
Adjusted EBITDA Margin	49.0%	48.4%	48.4%	47.5%
Adjusted Net Earnings	$71.3	$54.3	$203.8	$153.0
Adjusted Net Earnings Per Share	$0.48	$0.36	$1.38	$1.00
Reconciliations of the above non-GAAP financial measures to the most directly comparable GAAP financial measures are presented in the tables below (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenues	$281.7	$263.8	$828.6	$784.1
Deferred revenue purchase accounting adjustment	0.6	1.0	2.3	3.6
Adjusted Revenues	$282.3	$264.8	$830.9	$787.7

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net earnings	$43.0	$43.9	$125.7	$107.0
Depreciation and amortization	54.0	51.3	159.0	154.2
Interest expense	13.2	14.1	39.1	44.8
Income tax expense	10.8	9.2	30.4	24.3
Other expense, net	—	0.6	6.4	17.1
EBITDA	121.0	119.1	360.6	347.4
Deferred revenue purchase accounting adjustment	0.6	1.0	2.3	3.6
Equity-based compensation	13.5	4.1	33.8	14.4
Debt and/or equity offering expenses	—	2.4	0.7	5.8
Spin-off related transition costs	0.5	1.6	2.2	2.7
Acquisition-related costs	0.5	—	0.6	—
Executive transition costs	2.3	—	2.3	—
Adjusted EBITDA	$138.4	$128.2	$402.5	$373.9
Adjusted EBITDA Margin	49.0%	48.4%	48.4%	47.5%

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net earnings	$43.0	$43.9	$125.7	$107.0
Depreciation and amortization purchase accounting adjustment	22.7	23.3	66.1	68.2
Deferred revenue purchase accounting adjustment	0.6	1.0	2.3	3.6
Equity-based compensation	13.5	4.1	33.8	14.4
Debt and/or equity offering expenses	—	2.4	6.5	18.5
Spin-off related transition costs	0.5	1.6	2.4	2.7
Acquisition-related costs	0.5	—	0.6	—
Executive transition costs	2.3	—	2.3	—
Legal and regulatory matters	0.1	0.5	0.5	4.0
Income tax expense adjustment	(11.9)	(22.5)	(36.4)	(65.4)
Adjusted Net Earnings	$71.3	$54.3	$203.8	$153.0

Adjusted Net Earnings Per Share	$0.48	$0.36	$1.38	$1.00
Weighted Average Adjusted Shares Outstanding	147.8	152.2	148.2	152.7
Revenues
Consolidated Revenues were $281.7 million in the three months ended September 30, 2018 compared to $263.8 million in the 2017 period, an increase of $17.9 million, or 7%. Consolidated Revenues were $828.6 million in the nine months ended September 30, 2018 compared to $784.1 million in the 2017 period, an increase of $44.5 million, or 6%. The change in revenues is discussed further at the segment level below.

The following table sets forth revenues by segment for the periods presented (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Software Solutions	$243.9	$227.2	$716.2	$673.3
Data and Analytics	38.4	37.6	114.7	114.4
Corporate and Other (1)	(0.6)	(1.0)	(2.3)	(3.6)
Total	$281.7	$263.8	$828.6	$784.1
_______________________________________________________

(1)	Revenues for Corporate and Other represent deferred revenue purchase accounting adjustments recorded in accordance with GAAP.
Software Solutions
Revenues were $243.9 million in the three months ended September 30, 2018 compared to $227.2 million in the 2017 period, an increase of $16.7 million, or 7%. Our servicing software business increased 7%, or $13.4 million, driven by loan growth on our core servicing software solution from new and existing clients, which increased 3.0% to 34.4 million average loans, an increase in our average revenue per loan and cross-sales to existing clients. Our origination software business increased 8%, or $3.3 million, driven by 30% growth in our loan origination system business and a software license fee in our Lending Solutions business, partially offset by lower Exchange revenues primarily as a result of the 28% decline in refinancing originations as reported by the Mortgage Bankers Association.
Revenues were $716.2 million in the nine months ended September 30, 2018 compared to $673.3 million in the 2017 period, an increase of $42.9 million, or 6%. Our servicing software business increased 7%, or $39.3 million, primarily driven by strong loan growth on our core servicing software solution from new and existing clients, which increased 4.6% to 34.4 million average loans, an increase in our average revenue per loan and cross-sales to existing clients. Our origination software business increased 3%, or $3.6 million, primarily driven by new client implementations, increased professional services in our loan origination system business and a software license fee in our Lending Solutions business, partially offset by client contract termination fees in the prior period and lower Exchange revenues primarily as a result of the 20% decline in refinancing originations as reported by the Mortgage Bankers Association.
Data and Analytics
Revenues were $38.4 million in the three months ended September 30, 2018 compared to $37.6 million in the 2017 period, an increase of $0.8 million, or 2%. The increase was primarily driven by growth in our property data and multiple listing service businesses.
Revenues were $114.7 million in the nine months ended September 30, 2018 compared to $114.4 million in the 2017 period, an increase of $0.3 million. The increase was driven by growth in our title data and multiple listing service businesses that were partially offset by upfront revenues of $3.8 million from long-term strategic license deals in the 2017 period.
Operating Expenses
Consolidated Operating expenses were $157.4 million in the three months ended September 30, 2018 compared to $140.7 million in the 2017 period, an increase of $16.7 million, or 12%. Consolidated Operating expenses were $462.2 million in the nine months ended September 30, 2018 compared to $428.2 million in the 2017 period, an increase of $34.0 million, or 8%. The changes in operating expenses are discussed further at the segment level below.
The following table sets forth operating expenses by segment for the periods presented (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Software Solutions	$99.3	$97.7	$293.0	$290.9
Data and Analytics	28.6	28.0	86.5	86.0
Corporate and Other	29.5	15.0	82.7	51.3
Total	$157.4	$140.7	$462.2	$428.2

Software Solutions
Operating expenses were $99.3 million in the three months ended September 30, 2018 compared to $97.7 million in the 2017 period, an increase of $1.6 million, or 2%. The increase was primarily due to hardware and software related costs in support of business growth, partially offset by increased software capitalization.
Operating expenses were $293.0 million in the nine months ended September 30, 2018 compared to $290.9 million in the 2017 period, an increase of $2.1 million, or 1%. The increase was primarily due to hardware and software related costs in support of business growth, partially offset by increased software capitalization.
Data and Analytics
Operating expenses were $28.6 million in the three months ended September 30, 2018 compared to $28.0 million in the 2017 period, an increase of $0.6 million, or 2%. The increase was primarily driven by higher net personnel costs.
Operating expenses were $86.5 million in the nine months ended September 30, 2018 compared to $86.0 million in the 2017 period, an increase of $0.5 million, or 1%. The increase was primarily driven by the cost of acquiring data.
Corporate and Other
Operating expenses were $29.5 million in the three months ended September 30, 2018 compared to $15.0 million in the 2017 period, an increase of $14.5 million, or 97%. The increase was primarily driven by $9.5 million of higher equity-based compensation, $3.5 million of higher incentive bonus expense and incremental costs following the Distribution.
Operating expenses were $82.7 million in the nine months ended September 30, 2018 compared to $51.3 million in the 2017 period, an increase of $31.4 million, or 61%. The increase was primarily driven by $19.5 million of higher equity-based compensation, $7.2 million of higher incentive bonus expense and incremental costs following the Distribution.
Depreciation and Amortization
Consolidated Depreciation and amortization was $54.0 million in the three months ended September 30, 2018 compared to $51.3 million in the 2017 period, an increase of $2.7 million, or 5%. Consolidated Depreciation and amortization was $159.0 million in the nine months ended September 30, 2018 compared to $154.2 million in the 2017 period, an increase of $4.8 million, or 3%. The changes in depreciation and amortization are discussed further at the segment level below.
The following table sets forth depreciation and amortization by segment for the periods presented (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Software Solutions	$27.9	$24.8	$83.0	$76.4
Data and Analytics	3.4	3.2	10.1	9.5
Corporate and Other (1)	22.7	23.3	65.9	68.3
Total	$54.0	$51.3	$159.0	$154.2
_______________________________________________________

(1)
Depreciation and amortization for Corporate and Other primarily represents net incremental depreciation and amortization adjustments associated with the application of purchase accounting recorded in accordance with GAAP.

Software Solutions
Depreciation and amortization was $27.9 million in the three months ended September 30, 2018 compared to $24.8 million in the 2017 period, an increase of $3.1 million, or 13%. The increase is primarily due to amortization of implementation expense related to new client wins, new hardware and software placed in service and accelerated amortization related to certain deferred implementation costs.
Depreciation and amortization was $83.0 million in the nine months ended September 30, 2018 compared to $76.4 million in the 2017 period, an increase of $6.6 million, or 9%. The increase is primarily due to amortization of implementation expense related to new client wins and new hardware and software placed in service.
Data and Analytics
Depreciation and amortization was $3.4 million in the three months ended September 30, 2018 compared to $3.2 million in the 2017 period, an increase of $0.2 million, or 6%. The increase is primarily due to higher software amortization.

Depreciation and amortization was $10.1 million in the nine months ended September 30, 2018 compared to $9.5 million in the 2017 period, an increase of $0.6 million, or 6%. The increase is primarily due to higher software amortization.
Corporate and Other
Depreciation and amortization was $22.7 million in the three months ended September 30, 2018 compared to $23.3 million in the 2017 period, a decrease of $0.6 million, or 3%.
Depreciation and amortization was $65.9 million in the nine months ended September 30, 2018 compared to $68.3 million in the 2017 period, a decrease of $2.4 million, or 4%.
Transition and Integration Costs
Consolidated Transition and integration costs were $3.3 million in the three months ended September 30, 2018 compared to $4.0 million in the 2017 period. Consolidated Transition and integration costs were $5.8 million in the nine months ended September 30, 2018 compared to $8.5 million in the 2017 period. Transition and integration costs for the 2018 period primarily represent costs associated with executive transition and transition-related costs as we transfer certain corporate functions from FNF. Transition and integration costs for the 2017 period primarily represent legal and professional fees related to the Distribution.
Operating Income (Loss)
Consolidated Operating income was $67.0 million in the three months ended September 30, 2018 compared to $67.8 million in the 2017 period, a decrease of $0.8 million, or 1%. Consolidated Operating income was $201.6 million in the nine months ended September 30, 2018 compared to $193.2 million in the 2017 period, an increase of $8.4 million, or 4%. The changes in operating income (loss) are discussed further at the segment level below.
The following table sets forth operating income (loss) by segment for the periods presented (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Software Solutions	$116.7	$104.7	$340.2	$306.0
Data and Analytics	6.4	6.4	18.1	18.9
Corporate and Other	(56.1)	(43.3)	(156.7)	(131.7)
Total	$67.0	$67.8	$201.6	$193.2
Software Solutions
Operating income was $116.7 million in the three months ended September 30, 2018 compared to $104.7 million in the 2017 period, an increase of $12.0 million, or 11%. Operating margin was 47.8% in the three months ended September 30, 2018 compared to 46.1% in the 2017 period. The increase in operating income is primarily due to revenue growth within servicing software, partially offset by higher depreciation and amortization.
Operating income was $340.2 million in the nine months ended September 30, 2018 compared to $306.0 million in the 2017 period, an increase of $34.2 million, or 11%. Operating margin was 47.5% in the nine months ended September 30, 2018 compared to 45.4% in the 2017 period. The increase in operating income is primarily due to revenue growth within servicing software, partially offset by higher depreciation and amortization.
Data and Analytics
Operating income was $6.4 million in the three months ended September 30, 2018 and 2017. Operating margin was 16.7% in the three months ended September 30, 2018 compared to 17.0% in 2017. The decrease in operating margin is primarily due to higher net personnel costs and higher software amortization.
Operating income was $18.1 million in the nine months ended September 30, 2018 compared to $18.9 million in the 2017 period, a decrease of $0.8 million, or 4%. Operating margin was 15.8% in the nine months ended September 30, 2018 compared to 16.5% in 2017. The decrease in operating income is primarily due to the cost of acquiring data and higher software amortization.
Corporate and Other
Operating loss was $56.1 million in the three months ended September 30, 2018 compared to $43.3 million in the 2017 period, an increase of $12.8 million, or 30%. The increase in loss amount was primarily driven by higher equity-based compensation and incentive bonus accruals.

Operating loss was $156.7 million in the nine months ended September 30, 2018 compared to $131.7 million in the 2017 period, an increase of $25.0 million, or 19%. The increase in loss amount was primarily driven by higher equity-based compensation, incentive bonus accruals and incremental costs following the Distribution, partially offset by lower depreciation and amortization.
Interest Expense
Consolidated Interest expense was $13.2 million in the three months ended September 30, 2018 compared to $14.1 million in the 2017 period, a decrease of $0.9 million, or 6%. Consolidated Interest expense was $39.1 million in the nine months ended September 30, 2018 compared to $44.8 million in the 2017 period, a decrease of $5.7 million, or 13%. The decrease for the nine months ended September 30, 2018 is primarily driven by the lower outstanding debt balance in 2018 and interest savings from the Senior Notes redemption in April 2017.
Other Expense, Net
Consolidated Other expense, net was less than $0.1 million in the three months ended September 30, 2018 compared to $0.6 million in the 2017 period. Consolidated Other expense, net was $6.4 million in the nine months ended September 30, 2018 compared to $17.1 million in the 2017 period. The 2018 amounts were primarily related to the New Term A Loan and New Revolving Credit Facility, as described in Note 5 to the Notes to Condensed Consolidated Financial Statements (Unaudited). The 2017 amounts were primarily related to the Senior Notes redemption, Term A Loan and Revolving Credit Facility refinancing, as described in Note 5 to the Notes to Condensed Consolidated Financial Statements (Unaudited), and the resolution of a legacy legal matter.
Income Tax Expense
Consolidated Income tax expense was $10.8 million in the three months ended September 30, 2018 compared to $9.2 million in the 2017 period. Consolidated Income tax expense was $30.4 million in the nine months ended September 30, 2018 compared to $24.3 million in the 2017 period. Our effective tax rate was 20.1% in the three months ended September 30, 2018 compared to 17.3% in the 2017 period. Our effective tax rate was 19.5% in the nine months ended September 30, 2018 compared to 18.5% in the 2017 period. Our effective tax rate for the nine months ended September 30, 2018 includes the effect of a deferred tax revaluation adjustment as a result of a reduction in our blended state tax rate, higher than expected tax credits and excess tax benefits related to the vesting of restricted shares of our common stock. The effective tax rates for the three and nine months ended September 30, 2017 were lower than the typical federal and state statutory rate because of the effect of our noncontrolling interests prior to the Distribution, partially offset by the effect of certain discrete items recorded during the 2017 period.
Adjusted Revenues
Consolidated Adjusted Revenues were $282.3 million in the three months ended September 30, 2018 compared to $264.8 million in the 2017 period, an increase of $17.5 million, or 7%. The increase was primarily driven by growth in our servicing software business.
Consolidated Adjusted Revenues were $830.9 million in the nine months ended September 30, 2018 compared to $787.7 million in the 2017 period, an increase of $43.2 million, or 5%. The increase was primarily driven by growth in our servicing software business.
Adjusted EBITDA and Adjusted EBITDA Margin
Consolidated Adjusted EBITDA was $138.4 million in the three months ended September 30, 2018 compared to $128.2 million in the 2017 period, an increase of $10.2 million, or 8%. Consolidated Adjusted EBITDA was $402.5 million in the nine months ended September 30, 2018 compared to $373.9 million in the 2017 period, an increase of $28.6 million, or 8%. The changes in Adjusted EBITDA are discussed further at the segment level below.
Consolidated Adjusted EBITDA Margin was 49.0% in the three months ended September 30, 2018 compared to 48.4% in the 2017 period, an increase of 60 basis points. Consolidated Adjusted EBITDA Margin was 48.4% in the nine months ended September 30, 2018 compared to 47.5% in the 2017 period, an increase of 90 basis points. The changes in Adjusted EBITDA Margin are discussed further at the segment level below.

The following tables set forth Adjusted EBITDA (in millions) and Adjusted EBITDA Margin by segment for the periods presented (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Software Solutions	$144.6	$129.5	$423.2	$382.4
Data and Analytics	9.8	9.6	28.2	28.4
Corporate and Other	(16.0)	(10.9)	(48.9)	(36.9)
Total	$138.4	$128.2	$402.5	$373.9

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Software Solutions	59.3%	57.0%	59.1%	56.8%
Data and Analytics	25.5%	25.5%	24.6%	24.8%
Corporate and Other	N/A	N/A	N/A	N/A
Total	49.0%	48.4%	48.4%	47.5%
Software Solutions
Adjusted EBITDA was $144.6 million in the three months ended September 30, 2018 compared to $129.5 million in the 2017 period, an increase of $15.1 million, or 12%, with an Adjusted EBITDA Margin of 59.3%, an increase of 230 basis points from the 2017 period. The increase was primarily driven by incremental margins on revenue growth and disciplined cost management.
Adjusted EBITDA was $423.2 million in the nine months ended September 30, 2018 compared to $382.4 million in the 2017 period, an increase of $40.8 million, or 11%, with an Adjusted EBITDA Margin of 59.1%, an increase of 230 basis points from the 2017 period. The increase was primarily driven by incremental margins on revenue growth.
Data and Analytics
Adjusted EBITDA was $9.8 million in the three months ended September 30, 2018 compared to $9.6 million in the 2017 period, an increase of $0.2 million, or 2%, with an Adjusted EBITDA Margin of 25.5% in both periods.
Adjusted EBITDA was $28.2 million in the nine months ended September 30, 2018 compared to $28.4 million in the 2017 period, a decrease of $0.2 million, or 1%, with an Adjusted EBITDA Margin of 24.6% compared to 24.8% in the 2017 period. The Adjusted EBITDA Margin decrease was primarily due to an increase in cost of goods sold.
Adjusted Net Earnings and Adjusted Net Earnings Per Share
Adjusted Net Earnings was $71.3 million in the three months ended September 30, 2018 compared to $54.3 million in the 2017 period, an increase of $17.0 million, or 31%. Adjusted Net Earnings Per Share was $0.48 in the three months ended September 30, 2018 compared to $0.36 in the 2017 period, an increase of $0.12, or 33%. The increase was primarily driven by increased earnings from revenue growth and lower income tax expense.
Adjusted Net Earnings was $203.8 million in the nine months ended September 30, 2018 compared to $153.0 million in the 2017 period, an increase of $50.8 million, or 33%. Adjusted Net Earnings Per Share was $1.38 in the nine months ended September 30, 2018 compared to $1.00 in the 2017 period, an increase of $0.38, or 38%. The increase was primarily driven by increased earnings from revenue growth and lower income tax expense and interest expense.
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
As of September 30, 2018, we had cash and cash equivalents of $16.9 million and debt principal of $1,412.1 million. We believe that our cash flows from operations and available cash and cash equivalents are sufficient to meet our liquidity needs, including the repayment of our outstanding debt, for at least the next 12 months. We anticipate that to the extent we require additional liquidity, it will be funded through borrowings on our New Revolving Credit Facility, the incurrence of other indebtedness, equity issuance or a combination thereof. We cannot be assured that we will be able to obtain this additional liquidity on reasonable terms, or at all. The loss of the largest lender on our New Revolving Credit Facility would reduce our borrowing capacity by $68.0 million. Additionally, our liquidity and our ability to meet our obligations and fund our capital requirements are also dependent on our future financial performance, which is subject to general economic, financial and other factors that are beyond our control. Accordingly, we cannot be assured that our business will generate sufficient cash flows from operations or that future borrowings will be available from additional indebtedness or otherwise to meet our liquidity needs. Although we have no specific current plans to do so, if we decide to pursue one or more significant acquisitions, we may incur additional debt or sell additional equity to finance such acquisitions.
Cash Flows
The following table provides a summary of cash flows from operating, investing and financing activities for the periods presented (in millions):

	Nine months ended September 30,
	2018	2017
Cash flows provided by operating activities	$305.4	$239.8
Cash flows used in investing activities	(79.7)	(46.4)
Cash flows used in financing activities	(225.0)	(181.1)
Net increase in cash and cash equivalents	$0.7	$12.3
Operating Activities
Cash provided by operating activities was $305.4 million and $239.8 million for the nine months ended September 30, 2018 and 2017, respectively. The increase in cash provided by operating activities in the nine months ended September 30, 2018 compared to the 2017 period is primarily related to increased earnings and the timing and amount of cash receipts for Trade receivables, net.
Investing Activities
Cash used in investing activities was $79.7 million and $46.4 million for the nine months ended September 30, 2018 and 2017, respectively. The increase in cash used in investing activities in the nine months ended September 30, 2018 compared to the 2017 period is primarily related to higher capital expenditures in 2018.
Financing Activities
Cash used in financing activities was $225.0 million and $181.1 million for the nine months ended September 30, 2018 and 2017, respectively. The increase in cash used in financing activities in the nine months ended September 30, 2018 compared to the 2017 period is primarily related to incremental purchases of treasury stock and net debt-related payments, partially offset by cash outflows in the 2017 period related to tax distributions to BKFS LLC members and the Senior Notes redemption fee.
Financing
For a description of our financing arrangements, see Note 5 — Long-Term Debt in the Notes to Condensed Consolidated Financial Statements (Unaudited) included in Item 1 of Part 1 of this Report, which is incorporated by reference into this Part I Item 2.
Contractual Obligations
Our long-term contractual obligations generally include our debt and related interest payments, data processing and maintenance commitments and operating lease payments on certain computer equipment. Other than the items described below, there were no significant changes to contractual obligations from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2017.
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
Share Repurchase Program
There were no share repurchases during the third quarter of 2018. During the nine months ended September 30, 2018, we repurchased 3.0 million shares of our common stock for $141.5 million, or an average of $47.15 per share. As of September 30, 2018, we had approximately 3.8 million shares remaining under our share repurchase authorization.
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
Interest Rate Risk
In addition to existing cash balances and cash provided by operating activities, we use variable rate debt to finance our operations. We are exposed to interest rate risk on these debt obligations and related interest rate swaps. We had $1,379.2 million in long-term debt principal outstanding as of September 30, 2018 from our New Facilities, as described in Note 5 of the Notes to Condensed Consolidated Financial Statements (Unaudited), all of which is variable rate debt.
The New Facilities represent our long-term debt obligations as of September 30, 2018 exposed to interest rate risk. We performed a sensitivity analysis on the principal amount of debt as of September 30, 2018. This sensitivity analysis is based on the principal amount of our debt as of September 30, 2018, as well as the effect of our interest rate swaps. Further, in this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. An increase of 100 basis points in the applicable interest rate would cause an increase in interest expense of $13.8 million on an annual basis ($3.3 million including the effect of our current interest rate swaps). A decrease of 100 basis points in the applicable rate would cause a decrease in interest expense of $13.8 million on an annual basis ($3.3 million including the effect of our current interest rate swaps) as the 1-month LIBOR rate was 2.24% as of September 30, 2018.

We have entered into interest rate swap agreements to hedge forecasted monthly interest rate payments on our floating rate debt. On April 11, 2018, we entered into a new interest rate swap agreement with a start date on April 30, 2018. On May 29, 2018, we entered into an interest rate swap agreement with a forward starting date on January 31, 2019. As of September 30, 2018, we have the following interest rate swap agreements (collectively, the "Swap Agreements") (in millions):

Effective Dates	Notional Amount	Fixed Rates
February 1, 2016 through January 31, 2019	$200.0	1.01%
February 1, 2016 through January 31, 2019	$200.0	1.01%
March 31, 2017 through March 31, 2022	$200.0	2.08%
September 29, 2017 through September 30, 2021	$200.0	1.69%
April 30, 2018 through April 30, 2023	$250.0	2.61%
January 31, 2019 through January 31, 2023	$300.0	2.65%
Under the terms of the Swap Agreements, we receive payments based on the 1-month LIBOR rate (approximately 2.24% as of September 30, 2018).
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2018, under the supervision and with the participation of our Chief Executive Officer ("CEO") and Executive Vice President and Chief Financial Officer ("CFO"), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q.
There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.
Based on that evaluation, our CEO and CFO concluded that as of September 30, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit with the SEC are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2018 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date:	October 30, 2018	BLACK KNIGHT, INC. (registrant)
		By:	/s/ Kirk T. Larsen
Kirk T. Larsen
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)