Form 10-K
period 2018-12-31
Black Knight, Inc.
filed 2019-02-22
CIK 1627014

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2018
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
The aggregate market value of the shares of Black Knight, Inc. common stock held by non-affiliates of the registrant as of June 30, 2018 was $7,534,921,486 based on the closing price of $53.55 as reported by the New York Stock Exchange.
As of February 21, 2019, there were 150,011,919 shares of Black Knight, Inc. common stock outstanding.
The information in Part III hereof is incorporated by reference to the registrant's proxy statement for the fiscal year ended December 31, 2018. The registrant intends to file the proxy statement within 120 days after the close of the fiscal year that is the subject of this Report.

BLACK KNIGHT, INC.
FORM 10-K

i

Statement Regarding Forward-Looking Information
 The statements contained in this Annual Report on Form 10-K or in our other documents or in oral presentations or other statements made by our management that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, hopes, intentions or strategies regarding the future. These statements relate to, among other things, future financial and operating results of Black Knight. In many cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "could," "potential" or "continue," or the negative of these terms and other comparable terminology. Actual results could differ materially from those anticipated in these statements as a result of a number of factors, including, but not limited to the following:

•	security breaches against our information systems;

•	changes to our relationships with our top clients, whom we rely on for a significant portion of our revenues and profit;

•	limitation of our growth due to the time and expense associated with switching from competitors' software and services;

•	providing credits or refunds for prepaid amounts or contract terminations in connection with our service level commitments;

•	our ability to offer high-quality technical support services;

•	our ability to comply with or changes in laws, rules and regulations that affect our and our customers' businesses;

•	consolidation in our end client market;

•	regulatory developments with respect to use of consumer data and public records;

•	efforts by the government to reform or address the mortgage market and current economic environment;

•	our clients' relationships with government-sponsored enterprises;

•	our ability to adapt our solutions to technological changes or evolving industry standards;

•	our ability to compete effectively;

•	increase in the availability of free or relatively inexpensive information;

•	our ability to protect our proprietary software and information rights;

•	infringement on the proprietary rights of others by our applications or services;

•	our ability to successfully consummate and integrate acquisitions;

•	our reliance on third parties;

•	our dependence on our ability to access data from external sources;

•	our international operations and third-party service providers;

•	our investment in The Dun & Bradstreet Corporation ("D&B");

•	our ability to develop widespread brand awareness cost-effectively;

•	system failures, damage or interruption with respect to our software solutions;

•	delays or difficulty in developing or implementing new, enhanced or existing mortgage processing or software solutions;

•	change in the strength of the economy and housing market generally;

•	our existing indebtedness and any additional significant debt we incur;

•	the adequacy of our risk management policies and procedures;

•	our ability to achieve our growth strategies;

•	litigation, investigations or other actions against us;

•	the market price of our common stock may be volatile;

•	future sales of our common stock in the public market;

•	industry or securities analysts could publish unfavorable or inaccurate information about us;

•	our charter and bylaws and provisions of Delaware law may discourage or prevent strategic transactions;

•	our intention not to pay dividends on our common stock for the foreseeable future;

•
if the spin-off from Fidelity National Financial, Inc. and its subsidiaries ("FNF") (the "Distribution") is treated as a taxable transaction due to our acts or failure to act, we may have a significant indemnity obligation to FNF, which is not limited in amount or subject to any cap;

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
Except as otherwise indicated or unless the context otherwise requires, all references to "Black Knight," the "Company," "we," "us" or "our" (1) prior to the Distribution, are to Black Knight Financial Services, Inc., a Delaware corporation, and its subsidiaries ("BKFS") and (2) after the Distribution, are to Black Knight, Inc., a Delaware corporation, and its subsidiaries ("BKI").
Overview
We are a leading provider of integrated software, data and analytics solutions to the mortgage and consumer loan, real estate and capital markets verticals. Our solutions facilitate and automate many of the mission-critical business processes across the homeownership lifecycle. We are committed to being a premier business partner that clients rely on to achieve their strategic goals, realize greater success and better serve their customers by delivering best-in-class software, services and insights with a relentless commitment to excellence, innovation, integrity and leadership.
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
We believe the breadth and depth of our comprehensive end-to-end, integrated solutions and the insight we provide to our clients differentiate us from other software providers and position us particularly well for emerging opportunities. We have served the mortgage and real estate industries for over 55 years and utilize this experience to design and develop solutions that fit our clients' ever-evolving needs. The cost of origination and servicing are at historically high levels according to the Mortgage Bankers Association ("MBA"). Our proprietary software solutions and data and analytics capabilities reduce manual processes, improve compliance and quality, mitigate risk and deliver significant cost savings to our clients. Our scale allows us to continually and cost-effectively invest in our business in order to meet industry requirements and maintain our position as an industry-standard platform for mortgage market participants.
The table below summarizes the number of active first and second lien mortgages on our mortgage servicing software solution and the related market data, reflecting our leadership in the mortgage servicing software solutions market (in millions):

	First lien mortgages				Second lien mortgages				Total first and second lien mortgages
	2018		2017		2018		2017		2018	2017
Active loans	32.1		31.6		2.5		2.0		34.6	33.6
Market size	51.8	(1)	51.2	(1)	13.4	(2)	15.4	(2)	65.2	66.6
Market share	62%		62%		19%		13%		53%	50%
_______________________________________________________

(1)	According to the December Black Knight Mortgage Monitor Reports as of December 31, 2018 and 2017 for U.S. first lien mortgages.

(2)	According to the October 2018 and November 2017 Equifax National Consumer Credit Trends Reports as of September 30, 2018 and 2017, respectively, for U.S. second lien mortgages.
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
Underlying the three major components of the mortgage loan lifecycle are the software, data and analytics support behind each process, which has become critical to industry participants due to the complexity of regulatory requirements. As the industry has grown in complexity, participants have responded by outsourcing to large scale specialty providers, automating manual processes and seeking end-to-end solutions that support the processes required to manage the entire mortgage loan lifecycle.
Overview of the Markets We Serve
The U.S. mortgage servicing market is comprised of first and second lien mortgage loans. Even through housing downturns, the mortgage servicing market generally remains stable, as the total number of first lien mortgage loans outstanding tends to stay relatively constant. The number of second lien mortgage loans outstanding can vary based on a number of factors including loan-to-value ratios, interest rates and lenders' desire to own such loans.
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
The U.S. mortgage origination market consists of both purchase and refinance originations. The mortgage origination process is complex and involves multiple parties, significant data exchange and significant regulatory oversight, which requires a comprehensive, scalable solution developed by a company with substantial industry experience. According to the MBA, the U.S. mortgage origination market for purchase and refinance originations is estimated as follows (in billions):

	2018	2017	2016
Mortgage Originations (1):
Purchase	$1,185.0	$1,143.0	$1,052.0
Refinance	458.0	616.0	999.0
Total	$1,643.0	$1,760.0	$2,051.0
_______________________________________________________
Note: Amounts may not recalculate due to rounding.
(1) The 2018, 2017 and 2016 U.S. mortgage origination market for purchase and refinance originations is estimated by the MBA Mortgage Finance Forecast as of February 11, 2019, October 16, 2018 and January 20, 2018, respectively.
Market Trends
Market trends that have spurred lenders and servicers to seek software solutions are as follows:
Growing role of technology in the U.S. mortgage industry. Banks and other lenders and servicers have become increasingly focused on automation and workflow management to operate more efficiently and meet their regulatory requirements. We believe technology providers must be able to support the complexity of the market, display extensive industry knowledge and possess the financial resources to make the necessary investments in technology to support lenders. This includes an enhanced digital experience along with the application of artificial intelligence, robotic process automation and adaptive learning.
Lenders increasingly focused on core operations. As a result of regulatory scrutiny and the higher cost of doing business, we believe lenders have become more focused on their core operations and customers. We believe lenders are increasingly shifting from in-house solutions to third-party solutions that provide a more comprehensive and efficient solution. Lenders require these providers to deliver best-in-class solutions and deep domain expertise and to assist them in maintaining regulatory compliance.
Increased demand for enhanced transparency and analytic insight. As U.S. mortgage market participants work to minimize the risk in lending, servicing and capital markets, they rely on the integration of data and analytics with solutions that enhance the decision-making process. These industry participants rely on large comprehensive third-party databases coupled with enhanced analytics to achieve these goals.
Regulatory oversight. Most U.S. mortgage market participants are subject to a high level of regulatory oversight and regulatory requirements as federal and state governments have enacted various new laws, rules and regulations. One example of such legislation is the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act"), which contained broad changes for many sectors of the financial services and lending industries and established the Consumer Financial Protection Bureau ("CFPB"), the federal regulatory agency responsible for regulating consumer financial protection within the United States. It is our experience that mortgage lenders have become more focused on minimizing the risk of non-compliance with regulatory requirements and are looking toward solutions that assist them in complying with their regulatory requirements. In addition, recent high-profile data security incidents have resulted in an increased focus on data security by our clients and our clients' regulators. We expect the industry focus on privacy and data security to continue to increase.
Our Solutions and Services
Our solutions provide clients with a comprehensive, integrated software and workflow management solution set that is supported by data and analytics to enhance capabilities and drive efficiencies while assisting our clients with regulatory compliance.
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
The primary applications and services within our Software Solutions segment are as follows:

Solution:	Description:
MSP®
A software as a service application that delivers one central, comprehensive platform for mortgage and home equity loans. MSP® provides servicers the ability to automate all areas of loan servicing, including setup and maintenance, customer service, cashiering, escrow administration, investor accounting and default management. It serves as a core application and database of record for first and second lien mortgages.

BankruptcySM/ ForeclosureSM
This flexible and scalable solution can be used for managing and automating the wide range of different workflow processes involving distressed and non-performing loans. It provides a real-time integration with MSP® and increases process efficiencies while increasing processing volumes.

InvoicingSM	Sophisticated web-based solution that helps servicers save time and eliminate errors by automating every aspect of the billing and invoice process - from invoice set-up to post payment activities.

Empower®
Dynamic, innovative, enterprise-wide loan origination system used by lenders to originate their first mortgages, home equity loans and lines of credit across the retail, wholesale, consumer-direct and correspondent lending channels. It provides functionality for every facet of the origination process, including first and second mortgage products support, loan fulfillment and closing, pre- and post-closing audit and compliance functions, product and pricing, electronic document management and industry-standard interfaces.

LendingSpace®
Comprehensive, end-to-end correspondent lending platform designed specifically to support the entire correspondent process. A correspondent loan is a loan that is originated and funded by one lender and sold to another lender who services the loan or sells it on the secondary market. LendingSpace facilitates real-time communication between correspondent loan sellers and purchasers. It standardizes operations, enhances data integrity and helps ensure that process and compliance rules are consistently applied.

ExchangeSM
Platform that provides a fully interconnected network of originators, agents, settlement services providers and mortgage investors in the U.S. It currently connects lenders with more than 25,000 service providers. This secure and integrated solution allows lenders and their service providers to connect and do business electronically.

Expedite®
A suite of products and services used by lenders, title underwriters, settlement agents and real estate professionals to automate and streamline internal business processes, manage compliance and accelerate the application-to-close cycle. Expedite’s data-enriched “transaction workspace” enables all participants to seamlessly interact throughout real estate transaction lifecycle.

We build all of our software platforms to be scalable, secure, flexible, standards-based and web-connected for easy use by our clients. Further, we have a history of being able to bring solutions to market quickly due to investments we have made in integrating our software and development processes. Servicing DigitalSM and our artificial intelligence virtual assistant ("AIVASM"), which we acquired through our HeavyWater, Inc. acquisition, are two recent solution initiatives we introduced to the market to offer an enhanced digital experience along with the application of robotic process automation and adaptive learning. A description of each of these solutions is included below:

•
Servicing DigitalSM - A cutting-edge, interactive, customer-centric solution that delivers detailed, timely and highly personalized information about the value of consumer’s home and the wealth that can be built from the underlying real estate asset. It enables servicers to strengthen their relationship with the customer.

•
AIVASM - An artificial intelligence virtual assistant that reads, comprehends and draws conclusions based on context to mimic cognitive thinking and build expertise over time. This scalable solution helps deliver operational efficiencies to reduce turn times and origination costs by automating many of the task-oriented and repetitive manual functions that lenders manage every day and accelerating the speed of processing.

Data and Analytics
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
Our primary data and analytics services are as follows:

•
Property data: A large collection of property information on real estate parcels in the United States. The data is delivered through a variety of distribution mechanisms, including web portals, application programming interfaces, bulk files and through integrations with our proprietary mortgage enterprise software platforms.

•	Title plant software: A software platform that helps title companies navigate a vast collection of data regarding property ownership, legal, and vesting.

•
Multiple listing service software solution: A software platform that helps regional Multiple Listing Service Associations manage their local area property listings. The platform also enables membership management.

•
McDashSM loan data: An extensive repository of mortgage performance data, representing the majority of the mortgage industry. With advanced data-processing capabilities, customized record layouts and flexible delivery options, it offers current, reliable and high-quality information to meet our clients' needs.

•
AFTSM: Model that forecasts prepayments, default, delinquencies and losses on residential mortgage loans and securities. It allows servicers to enhance their collection strategies through our Dialer Optimizer solution, which offers the capability to risk rank the servicing portfolio based on expected loss and borrower payment pattern using a proven analytical model.

We also recently introduced to the market our Actionable Intelligence Platform ("AIPSM"), a unified framework for delivering actionable intelligence across the loan lifecycle. AIP supports origination, servicing and home equity businesses and is designed to address our clients' revenue, efficiency and compliance initiatives.
Our Competitive Strengths
We believe our competitive strengths include the following:

•
Market leadership with comprehensive and integrated solutions. We are a leading provider of comprehensive and integrated solutions. We believe our leadership position is, in part, the result of our unique expertise and insight developed from over 55 years serving the needs of clients in the mortgage industry. We have used this insight to develop an integrated and comprehensive suite of proprietary software, data and analytics solutions to automate many of the mission-critical business processes across the entire homeownership lifecycle. These integrated solutions are designed to reduce manual processes, assist in improving organizational compliance and mitigating risk, and to ultimately deliver significant cost savings to our clients.

•
Broad and deep client relationships with significant recurring revenues. We have long-standing, sticky relationships with our largest clients. We frequently enter into long-term contracts with our software solutions clients that contain a base fee that is contractually obligated. Our products are typically embedded within our clients' mission-critical workflow and decision-making processes across various parts of their organizations.

•
Extensive data assets and analytics capabilities. We develop and maintain large, accurate and comprehensive data sets on the mortgage and housing industry that we believe are competitively differentiated. Our unique data sets provide a combination of public and proprietary data, and each of our data records features a large number of attributes. Our data scientists utilize our data sets, subject to any applicable use restrictions, and comprehensive analytical capabilities to create highly customized reports, including models of customer behavior for originators and servicers, portfolio analytics for capital markets and government agencies and proprietary market insights for real estate agencies. Our data and analytics capabilities are also embedded into our software solutions and workflow products, providing our clients with integrated and comprehensive solutions.

•
Scalable and cost-effective operating model. We believe we have a highly attractive and scalable operating model derived from our market leadership, hosted software solutions and the large number of clients we serve. Our scalable operating model provides us with significant benefits. Our scale and operating leverage allows us to add incremental clients to our existing platforms with limited incremental cost. As a result, our operating model drives attractive margins and generates significant cash flow. Also, by leveraging our scale and leading market position, we are able to make cost-effective investments in our software solutions to assist with complex regulatory and compliance requirements, which we believe increases our value proposition to clients.

Our Strategy
Our comprehensive and integrated software solutions, robust data and analytic capabilities, differentiated business model, broad and deep client relationships and other competitive strengths enable us to pursue multiple growth opportunities. We intend to continue to expand our business and grow through the following key strategies:

•
Cross-sell existing products. We believe our established client base presents a substantial opportunity for growth. We seek to capitalize on the trend of standardization and increased adoption of leading third-party solutions and increase the number of solutions provided to our existing client base. We intend to broaden and deepen our client relationships by cross-selling our suite of end-to-end software solutions, as well as our robust data and analytics. By helping our clients understand the full extent of our comprehensive solutions and the value of leveraging the multiple solutions we offer, we believe we can expand our existing relationships by allowing our clients to focus on their core businesses and their customers.

•
Win new clients. We intend to attract new clients by leveraging the value proposition provided by our software and comprehensive solutions offering. In particular, we believe there is a significant opportunity to penetrate the mid-tier mortgage originators and servicers market. We believe these institutions can benefit from our proven solutions suite in order to address complex regulatory requirements and compete more effectively in the evolving mortgage market. We intend to continue to pursue this channel and benefit from the low incremental cost of adding new customers to our scalable applications and infrastructure.

•
Solution development. Our long-term vision is to be the industry-leading provider for participants of the mortgage and consumer loan, real estate and capital markets verticals for their platform, data and analytic needs. We intend to enhance what we believe is a leadership position by continuing to innovate our solutions and refine the insight we provide to our clients. We have a strong track record of introducing and developing new solutions that span the homeownership lifecycle, are tailored to specific industry trends and enhance our clients' core operating functions. By working in partnership with key clients, we have been able to develop and market new and advanced solutions to our client base that meet the evolving demands of the mortgage and consumer loan, real estate and capital markets verticals. In addition, we will continue to develop and leverage insights from our large public and proprietary data assets to further improve our customer value proposition.

•
Selectively pursue strategic acquisitions. The core focus of our strategy is to grow organically. However, we may selectively evaluate strategic acquisition opportunities that would allow us to expand our footprint, broaden our client base and deepen our product and service offerings. We believe that there are meaningful synergies that result from acquiring small companies that provide best-in-class single point solutions. Integrating and cross-selling these point solutions into our broader client base and integrating acquisitions into our efficient operating environment would potentially result in revenues and cost synergies.

Our Clients
We have numerous clients in each category of service that we offer. A significant focus of our marketing efforts is on the top U.S. mortgage originators and servicers. We also provide our solutions to a number of other financial institutions, investors, attorneys, trustees and real estate professionals.
The U.S. mortgage industry is concentrated among the top 25 mortgage institutions and our most significant and long-term relationships tend to follow the industry landscape. We typically provide an extensive number of solutions to each client. Because of the depth of these relationships, we derive a significant portion of our aggregate revenues from our largest clients.
During the year ended December 31, 2018, Wells Fargo, N.A. accounted for approximately 12% of our consolidated revenues and approximately 13% of our Software Solutions segment revenues. We also had one client that accounted for approximately 14% of our Data and Analytics segment revenues.
During the year ended December 31, 2018, our five largest clients accounted for approximately 34% of our consolidated revenues and approximately 36% of our Software Solutions segment revenues. However, the revenues in each case are spread across a range of services and are subject to multiple, separate contracts. Although the diversity of the services we provide to each of these clients reduces the risk that we would lose all of the revenues associated with any of these clients, a significant deterioration in our relationships with or the loss of any one or more of these clients could have a significant effect on our results of operations. See Item 1A. Risk Factors of Part I of this Report.
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
Given the broad range of solutions we offer and the concentration and scale of many of our existing clients, we have the opportunity to expand our sales to our existing client base through cross-selling efforts. We have established a core team of account managers who cross-sell the full range of our services to existing and potential clients at the top U.S. mortgage originators and servicers, as well as a number of other financial institutions, investors and real estate professionals. The individuals who participate in this effort spend a significant amount of their time on sales and marketing efforts.
We engage in strategic account reviews, during which our executives share their knowledge of clients and the market in order to determine the best sales approach on a client-by-client basis. As a result, we believe we have created an effective cross-selling culture within our organization.
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
Software Solutions. With respect to our Software Solutions segment, we compete with our clients' internal technology departments and other providers of similar systems, such as Ellie Mae, Inc., Sagent Lending Technologies and Mortgage Cadence. Competitive factors include the quality of the technology-based application or service, application features and functions, ease of delivery and integration, ability of the provider to maintain, enhance and support the applications or services and pricing. We believe that our integrated software solutions and economies of scale in the mortgage processing business provide us with a competitive advantage in each of these categories.
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
Our financial institution clients are required to comply with various privacy laws and regulations under state and federal law, including the Gramm-Leach-Bliley Act. These laws and regulations place restrictions on the use of non-public personal information. All financial institutions must disclose detailed privacy policies to their customers and offer them the opportunity to direct the financial institution not to share information with third parties. The regulations, however, permit financial institutions to share information with non-affiliated parties who perform services for the financial institutions. As a provider of services to financial institutions, we are required to comply with the same privacy regulations and are generally bound by the same limitations on disclosure of the information received from our clients as those that apply to the financial institutions themselves.
The most recent financial crisis resulted in increased scrutiny of all parties involved in the mortgage industry by governmental authorities. This scrutiny has included federal and state governmental review of all aspects of the mortgage lending business, including an increased legislative and regulatory focus on consumer protection practices. Future legislative or regulatory changes are difficult to predict and new laws or regulations that may be implemented by the CFPB or other regulatory bodies may require us to change our business practices or cause us to incur increased costs to comply.
Many consumer advocates, privacy advocates and government regulators believe that existing laws and regulations do not adequately protect privacy or ensure the accuracy of consumer-related data. As a result, they have implemented or are seeking to implement further restrictions, such as the California Consumer Privacy Act ("CCPA"), New York Department of Financial Services Cybersecurity Requirements for Financial Services Companies ("NY DFS Cybersecurity Regulation") and the Vermont Act Relating to Data Brokers and Consumer Protection ("Vermont Data Broker Law"), on the acquisition, dissemination or commercial use of personal information within the public and private sectors and are also contemplating requirements relative to data accuracy and the ability of consumers to opt to have their personal data removed from databases such as ours. We are also subject to these state regulations.
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
We remain focused on making strategic investments in information security to protect our clients and our information systems. This includes both capital expenditures and operating expenses on hardware, software, personnel and consulting services. As our primary solutions and services evolve, we apply a comprehensive approach to the mitigation of identified security risks. We have established risk management policies, including those related to information security and cybersecurity, and we employ a broad and diversified set of risk monitoring and risk mitigation techniques. We also participate in industry and governmental initiatives to improve information security for our clients.
Employees
As of December 31, 2018, we had approximately 4,700 employees and approximately 200 independent contractors. None of our workforce currently is unionized. We have not experienced any work stoppages, and we consider our relations with employees to be good.
Financial Information by Segment
In addition to our two reporting segments, we have a corporate organization that consists primarily of general and administrative expenses that are not included in the other segments. For financial information by reporting segment, see Note 19 to the Notes to Consolidated Financial Statements.
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
We are highly dependent on information technology networks and systems, including the Internet, to securely process, transmit and store electronic information. Security breaches of this infrastructure, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, and the evolving threat landscape can create system disruptions, shutdowns or unauthorized disclosure of confidential information, including non-public personal information, consumer data and proprietary business information. Cyber-based attacks, including those to extort payment in return for the release of sensitive information, are increasing. Unauthorized access, including through use of fraudulent schemes such as "phishing" schemes, could jeopardize the security of information stored in our systems. In addition, malware or viruses could jeopardize the security of information stored or used in a user's computer. If we are unable to prevent or detect such security or privacy breaches, our operations could be disrupted, or we may suffer loss of reputation, financial loss, lawsuits and regulatory imposed restrictions and penalties because of lost or misappropriated information, including sensitive consumer data, which could have a material adverse effect on our business, financial condition and results of operations. Likewise, our clients are increasingly imposing more stringent contractual obligations on us relating to our information security protections. If we are unable to maintain protections and processes at a level commensurate with that required by our large clients, it could negatively affect our relationships with those clients, increase our operating or litigation costs or subject us to liability under those contractual obligations, which could have a material adverse effect on our business, financial condition and results of operations.
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
Our clients are in a consolidated industry and, as a result, a small number of our clients have accounted for a significant portion of our revenues. We expect that a limited number of our clients will continue to represent a significant portion of our revenues for the foreseeable future. The significant portion of our revenues that a limited number of our clients currently represent may increase in the future. During the year ended December 31, 2018, our largest client, Wells Fargo, N.A., or Wells Fargo, accounted for approximately 12% of our consolidated revenues, and our five largest clients accounted for approximately 34% of our consolidated revenues.
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
The costs for a mortgage lender or servicer to switch providers of software, data and analytics solutions and services can be significant and the process can take 12 to 18 months, or longer, to complete. As a result, potential clients may decide that it is not worth the time and expense to begin using our solutions and services, even if we offer competitive and economic advantages. If we are unable to convince these potential clients to switch to our software and services, our ability to increase market share will be limited, which could have a material adverse effect on our business, financial condition and results of operations.

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
In addition, our businesses are subject to an increased degree of compliance oversight by regulators and by our clients. Specifically, the CFPB has authority to write rules affecting the business of, supervise, conduct examinations of and enforce compliance with federal consumer financial laws and regulations with respect to certain "non-depository covered persons" determined by the CFPB to be "larger participants" that offer consumer financial products and services. The CFPB and the prudential financial institution regulators such as the OCC also have the authority to examine us in our role as a service provider to large financial institutions. In addition, we believe some of our largest bank clients' regulators are requiring the banks to exercise greater oversight and perform more rigorous audits of their key service providers such as us.
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
Changes to laws and regulations and regulatory oversight of our clients and us, including those that may result from changes in the political landscape, may cause us to increase our prices in certain situations or decrease our prices in other situations, may restrict our ability to implement price increases or otherwise limit the manner in which we conduct our business. We may also incur additional expense in keeping our software solutions services up to date as laws and regulations change, and we may not be able to pass those additional costs on to our clients. In addition, in response to increased regulatory oversight, participants in the mortgage lending industry may develop policies pursuant to which they limit the extent to which they can rely on any one vendor or service provider. Conversely, in an environment with less stringent regulatory oversight, prospective clients may choose to retain their in-house platforms, or current service providers, or seek alternative service providers who provide services that are less compliance and quality oriented at a lower price point. If we are unable to adapt our products and services to conform to increased or evolving laws and regulations, or if these laws and regulations have a negative effect on our clients, we may experience client losses or increased operating costs, which could have a material adverse effect on our business, financial condition and results of operations.
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
Because our databases include certain public and non-public personal information concerning consumers, we are subject to government regulation and potential adverse publicity concerning our use of consumer data. We acquire, store, use and provide many types of consumer data and related services that are subject to regulation under the Fair Credit Reporting Act, the Gramm-Leach-Bliley Act, the Driver's Privacy Protection Act and, to a lesser extent, various other federal, state and local laws and regulations. These laws and regulations are designed to protect the privacy of consumers and to prevent security breaches, cyber-based attacks, other unauthorized access and misuse of personal information in the marketplace. Our failure to comply with these laws, or any future laws or regulations of a similar nature, could result in substantial regulatory penalties, litigation expense and loss of revenues, which could have a material adverse effect on our business, financial condition and results of operations.
In addition, some of our data suppliers face similar regulatory requirements and, consequently, they may cease to be able to provide data to us or may substantially increase the fees they charge us for this data, which may make it financially burdensome or impossible for us to acquire data that is necessary to offer our products and services. Further, many consumer advocates, privacy advocates and government regulators believe that existing laws and regulations do not adequately protect privacy or ensure the accuracy of consumer-related data. As a result, they have implemented or are seeking to implement further restrictions, such as the CCPA, NY DFS Cybersecurity Regulations and Vermont Data Broker Law, on the acquisition, dissemination or commercial use of personal information within the public and private sectors and are also contemplating requirements relative to data accuracy and the ability of consumers to opt to have their personal data removed from databases such as ours. Privacy laws may be interpreted and applied inconsistently from state to state and impose inconsistent or conflicting requirements. Complying with varying jurisdictional requirements could increase the cost and complexity of compliance. Any future laws, regulations or other restrictions limiting the dissemination or use of personal information may reduce the quality and availability of our solutions and services, which could have a material adverse effect on our business, financial condition and results of operations. Further, violations of privacy laws can result in significant penalties and damage to our brand and business.
Participants in the mortgage industry are subject to efforts by the government to regulate the mortgage industry or address the mortgage market and current economic environment, which could have a material adverse effect on our business, financial condition and results of operations.
The mortgage industry is heavily regulated and continues to be subject to review by governmental authorities. Inquiries may include federal and state governmental review of all aspects of the mortgage lending business. Such efforts may include actions to address the housing market and the economy in general and to maintain rigorous mortgage servicing standards.
Additional state and federal government actions directed at housing and the mortgage industry may occur and could have a material adverse effect on our business, financial condition and results of operations.
Our clients' relationships with government-sponsored enterprises ("GSEs") are subject to change, which could have a material adverse effect on our business, financial condition and results of operations.
Our clients have significant relationships with Fannie Mae and Freddie Mac, which are GSEs tasked with working with financial institutions to provide liquidity to the mortgage market. The GSEs do this by purchasing loans from the lenders either for cash or in exchange for mortgage-backed securities that are backed by those loans and that, for a fee, carry the GSEs' guarantee of timely payment of interest and principal to investors of those mortgage-backed securities. Because our clients service the loans owned by GSEs, we provide solutions and services for many of those loans. As a result of these relationships, GSEs have been able to implement changes to our pricing structure on certain products and services we provide. GSEs or other governmental agencies may be able to exert similar pressure on the pricing of our solutions and services in the future, which could have a material adverse effect on our business, financial condition and results of operations.

If we fail to adapt our solutions to technological changes or evolving industry standards and regulations, or if our ongoing efforts to upgrade our technology are not successful, we could lose clients and have difficulty attracting new clients for our solutions, which could have a material adverse effect on our business, financial condition and results of operations.
The markets for our solutions are characterized by constant technological changes, frequent introductions of new products and services and evolving industry standards and regulations. Our future success will be significantly affected by our ability to successfully enhance our current solutions, and to develop and introduce new solutions and services that address the increasingly sophisticated needs of our clients and their customers. These initiatives carry the risks associated with any new product or service development effort, including cost overruns, delays in delivery and performance issues. There can be no assurance that we will be successful in developing, marketing and selling new solutions and services that meet these changing demands, that we will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these solutions and services or that our new solutions and services and their enhancements will adequately meet the demands of the marketplace and achieve market acceptance. If our efforts are unsuccessful, it could have a material adverse effect on our business, financial condition and results of operations.
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
Further, because many of our larger potential clients have historically developed their key processing applications in-house, and therefore, view their system requirements from a make-versus-buy perspective, we often compete against our potential clients' in-house capabilities. As a result, gaining new clients in our servicing and origination software businesses can be difficult. For banks and other potential clients, switching from an internally designed system to an outside vendor, or from one vendor of servicing and origination software services to a new vendor, is a significant undertaking. These potential clients worry about possible disadvantages such as loss of custom functionality, increased costs and business disruption. As a result, these potential clients often resist change. There can be no assurance that our strategies for overcoming potential clients' reluctance to change will be successful, and if we are unsuccessful, it could have a material adverse effect on our business, financial condition and results of operations.
To the extent the availability of free or relatively inexpensive information increases, the demand for some of our data and information solutions may decrease, which could have a material adverse effect on our business, financial condition and results of operations.
Public sources of free or relatively inexpensive information have become increasingly available, particularly through the Internet, and this trend is expected to continue. Governmental agencies in particular have increased the amount of information to which they provide free public access. Public sources of free or relatively inexpensive information may reduce demand for, or the price that clients are willing to pay for, our data and information solutions. To the extent that clients choose not to obtain data and information from us and instead rely on information obtained at little or no cost from these public sources, it could have a material adverse effect on our business, financial condition and results of operations.
We rely upon proprietary technology and information rights, and if we are unable to protect our rights, it could have a material adverse effect on our business, financial condition and results of operations.
Our success depends, in part, upon our intellectual property rights. We rely primarily on a combination of patents, copyrights, trade secrets and trademark laws and nondisclosure and other contractual restrictions on copying, distribution and creation of derivative products to protect our proprietary technology and information. This protection is limited, and our intellectual property could be used by others without our consent. In addition, patents may not be issued with respect to our pending or future patent applications, and our patents may not be upheld as valid or may not prevent the development of competitive products. Any infringement, disclosure, loss, invalidity of or failure to protect our intellectual property could have a material adverse effect on our business, financial condition and results of operations. Moreover, litigation may be necessary to enforce or protect our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could be time-consuming, result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations.

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
Some of our solutions contain “open source” software, and any failure to comply with the terms of one or more of these open source licenses could negatively affect our business.
We use a limited amount of software licensed by its authors or other third parties under so-called “open source” licenses and may continue to use such software in the future. Some of these licenses contain requirements that we make available source code for modifications or derivative works we create based upon the open source software, and that we license such modifications or derivative works under the terms of a particular open source license or other license granting third parties certain rights of further use. By the terms of certain open source licenses, we could be required to release the source code of our proprietary software if we combine our proprietary software with open source software in a certain manner. Additionally, the terms of many open source licenses have not been interpreted by the United States or other courts, and there is a risk that these licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our solutions. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on origin of the software. We cannot be sure that all open source software is submitted for approval prior to use in our solutions. In addition, many of the risks associated with using open source software cannot be eliminated, and could, if not properly addressed, have a material adverse effect on our business, financial condition and results of operations.
If we are unable to successfully consummate acquisitions or experience delays in integrating acquisitions, it could have a material adverse effect on our business, financial condition and results of operations.
One of our strategies to grow our business is to opportunistically acquire complementary businesses, technologies and services. This strategy will depend on our ability to find suitable acquisitions and finance them on acceptable terms. We may require additional debt or equity financing for future acquisitions, and doing so will be made more difficult by our indebtedness. Raising additional capital for acquisitions through debt financing could result in increased interest expense and may involve agreements that include covenants limiting or restricting our ability to take certain actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional capital for acquisitions through equity financing, the ownership interests of existing shareholders will be diluted.
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
We rely upon third parties for various business process and information technology products and services, including cloud-based providers. Although we have contractual provisions with our providers that specify performance requirements, we do not ultimately control their performance, which may make our operations vulnerable to their performance failures. In addition, our failure to adequately monitor and regulate the performance of our third-party vendors could subject us to additional risk. Reliance on third parties also makes us vulnerable to changes in our vendors' businesses, financial condition and other matters outside of our control, including their violations of laws or regulations, which could increase our exposure to liability or otherwise increase the costs associated with the operation of our business. If for any reason our relationship with any of these third parties, including cloud-based providers, were to end unexpectedly, it could require a significant amount of cost and time to transition to new third-party service providers. The failure of our providers to perform as expected or as contractually required could result in significant disruptions and costs to our operations and to the services we provide to our clients, or could result in loss of revenues, which could have a material adverse effect on our business, financial condition and results of operations.
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
We rely extensively upon data from a variety of external sources to maintain our proprietary and non-proprietary databases, including data from third-party suppliers, various government and public record sources and data contributed by our clients. Our data sources could cease providing or reduce the availability of their data to us, increase the price we pay for their data or limit our use of their data for a variety of reasons, including legislatively or judicially imposed restrictions on use. If a number of suppliers are no longer able or are unwilling to provide us with certain data, or if our public record sources of data become unavailable or too expensive, we may need to find alternative sources. If we are unable to identify and contract with suitable alternative data suppliers and efficiently and effectively integrate these data sources into our service offerings, we could experience service disruptions, increased costs and reduced quality of our services. Moreover, some of our data suppliers compete with us in certain product offerings, which may make us vulnerable to unpredictable price increases from them. Significant price increases could require us to seek other sources of data on more favorable economic terms, which may not be available at all. Loss of such access or the availability of data in the future on commercially reasonable terms or at all may reduce the quality and availability of our services and solutions, which could have a material adverse effect on our business, financial condition and results of operations.
Our international third-party service providers and our own international operations subject us to additional risks, which could have a material adverse effect on our business, financial condition and results of operations.
Over the last few years, we have sought to reduce our costs by utilizing lower-cost labor in India. This country may be subject to higher degrees of political and social instability than the United States and may lack the infrastructure to withstand political unrest or natural disasters. Such disruptions can affect our ability to deliver our solutions on a timely basis, if at all, and to a lesser extent can decrease efficiency and increase our costs. Weakness of the U.S. dollar in relation to the currency used and higher inflation rates experienced in this country may also reduce anticipated savings. Furthermore, the practice of utilizing labor based in foreign countries has come under increased scrutiny in the United States and, as a result, many of our clients may require us to use labor based in the United States. We may not be able to pass on the increased costs of higher-priced United States-based labor to our clients, which could have a material adverse effect on our business, financial condition and results of operations.
In addition, India could adopt new legislation or regulations that could make it difficult, more costly or impossible for us to continue our foreign activities as currently being conducted. In addition, in many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by laws and regulations applicable to us, such as the Foreign Corrupt Practices Act ("FCPA") or other local anti-corruption laws. Any violations of FCPA or local anti-corruption laws by us or our subsidiaries, could result in substantial financial and other penalties, which could have a material adverse effect on our business, financial condition and results of operations.
We have substantial investments in recorded goodwill and other intangible assets as a result of prior acquisitions, and an economic downturn or troubled mortgage market could cause these investments to become impaired, requiring write-downs that could have a material adverse effect on our results of operations.
Goodwill was $2.3 billion, or approximately 64% of our total assets, as of December 31, 2018. Other intangible assets, net were $188.0 million, or approximately 5% of our total assets. Current accounting rules require that goodwill and other indefinite lived intangible assets be assessed for impairment at least annually or whenever changes in circumstances indicate that the carrying amount may not be recoverable. Current accounting rules require that intangible assets with finite useful lives be assessed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Factors that may indicate the carrying value of our intangible assets, including goodwill, may not be recoverable include, but are not limited to, significant underperformance relative to historical or projected future results of operations, a significant decline in our stock price and market capitalization, and negative industry or economic trends. No goodwill or other intangible assets impairment charge was recorded during 2018. However, if there is an economic downturn in the future, the carrying amount of our goodwill or other intangible assets may no longer be recoverable, and we may be required to record an impairment charge, which could have a material adverse effect on our results of operations. We will continue to monitor our market capitalization and the effect of the economy to determine if there is an impairment of goodwill or other intangible assets in future periods.

Our investment in D&B may expose us to certain risks, which could have a material adverse effect on our results of operations.
On February 8, 2019, an investment consortium completed the acquisition of D&B. We invested $375.0 million as part of this transaction. Refer to Note 3 to the Notes to Consolidated Financial Statements for additional information.
D&B’s strategy is designed to drive long-term sustainable growth as one global company delivering content through modern channels to serve customer needs with their forward-leaning culture. The achievement of their strategic initiatives depends on a number of factors, including but not limited to their ability to maintain the integrity of their brand and reputation, customer demand for their products, the effect of macro-economic challenges on their customers and vendors, their reliance on third parties to provide data and certain operational services and their ability to protect their information technology. D&B may not be able to successfully implement their strategic initiatives in accordance with their expectations, or in the timeframe they desire, which may result in us not realizing our expected return on investment, or a negative return on investment.
D&B has undertaken a strategic and operational review of their business to help them find ways to accelerate value realization, including certain cost saving initiatives. Based on this review, D&B intends to undertake certain strategic and cost saving initiatives, which they believe will help them to achieve this goal. They cannot guarantee they will be able to successfully implement these strategic or cost saving initiatives. Furthermore, they may be unable to achieve, or may be delayed in achieving, some or all of the benefits from such initiatives. Additionally, even if they achieve these goals, they may not receive the expected benefits of the initiatives, or the costs of implementing these initiatives could exceed the related benefits. If they are unable to successfully implement these initiatives, if these initiatives are not as successful as planned or if they do not receive the expected benefits of these initiatives, they may not be able to meet their value realization expectations, which may result in us not realizing our expected return on investment, or a negative return on investment.
We expect our investment will be accounted for under the equity method of accounting, through which we will record our proportionate share of their net earnings or loss in our consolidated financial statements. Equity-method investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. If our equity-method investment is not recoverable, we may be required to record an impairment charge, which could have a material adverse effect on our results of operations.
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
We may experience system failures with respect to our software solutions resulting in damage or interruption that could harm our business and reputation and expose us to potential liability.
We depend heavily upon the computer systems and our existing technology infrastructure located in our data centers. Certain system interruptions or events beyond our control could interrupt or terminate the delivery of our solutions and services to our clients and may interfere with our suppliers' ability to provide necessary data to us and our employees' ability to perform their responsibilities.
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
Our future financial performance depends upon the successful development, implementation and client acceptance of new, existing and enhanced versions of our software and hosting solutions. We continually seek to develop enhancements to our solutions, including updates in response to changes in applicable laws, as well as new offerings to supplement our existing solutions. As a result, we are subject to the risks inherent in the development and integration of new technologies, including defects or undetected errors in our software solutions, difficulties in installing or integrating our technologies on platforms used by our clients or other unanticipated performance, stability and compatibility problems. Any of these problems could result in material delays in the introduction or acceptance of our solutions, increased costs, decreased client satisfaction, breach of contract claims, harm to our industry reputation and reduced or delayed revenues. If we are unable to implement existing solutions or deliver new solutions or upgrades or other enhancements to our existing solutions on a timely and cost-effective basis, it could have a material adverse effect on our business, financial condition and results of operations.
In addition, as a significant focus of our sales efforts is on the top U.S. mortgage originators and servicers, larger clients may demand more complex integration, implementation services and features, which may result in implementations that take longer than we forecast or delays in these clients using our solutions. Furthermore, if implementations take longer than planned or these clients delay their use of our solutions, we may be required to delay revenue recognition on some of these transactions until the technical or implementation requirements have been met, and we may not generate revenues from these clients as quickly as we had forecast.
Because our revenues from clients in the mortgage lending industry are affected by the strength of the economy and the housing market generally, including the volume of real estate transactions, a change in any of these conditions could have a material adverse effect on our business, financial condition and results of operations.
Our revenues are primarily generated from software and hosting solutions, professional services and data solutions we provide to the mortgage industry and, as a result, a weak economy or housing market may have a material adverse effect on our business, financial condition and results of operations. The volume of mortgage origination and residential real estate transactions is highly variable and reductions in these transaction volumes could have a direct effect on the revenues we generate from our software solutions business and some of our data and analytics businesses.
The revenues we generate from our servicing software solutions primarily depend upon the total number of mortgage loans processed on MSP®, which tends to be comparatively consistent regardless of economic conditions. However, in the event that a difficult economy or other factors lead to a decline in levels of home ownership and a reduction in the number of mortgage loans outstanding and we are not able to counter the effect of those events with increased market share or higher fees, our MSP® revenues could be adversely affected. Moreover, negative economic conditions, including increased unemployment or interest rates or a downturn in other general economic factors, among other things, could adversely affect the performance and financial condition of some of our clients in many of our businesses, which may have a material adverse effect on our business, financial condition and results of operations if these clients go bankrupt or otherwise exit certain businesses.
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
As of December 31, 2018, we had approximately $1.3 billion of total debt outstanding.

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

•
requiring us to use a portion of the money we earn to pay principal and interest on our debt, which could reduce the amount of money available to finance operations, acquisitions and other business activities;

•
exposing us to the risk of increased interest rates as $1.3 billion in principal amount of our debt bears interest at a floating rate as of December 31, 2018 (an increase of one percentage point in the applicable interest rate could cause an increase in interest expense of approximately $13.2 million on an annual basis ($2.7 million including the effect of our current interest rate swaps) based on the principal outstanding as of December 31, 2018, which may make it more difficult for us to service our debt);

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
Despite our indebtedness, we still may be able to incur significant additional amounts of debt, which could further exacerbate the risks associated with our existing indebtedness.
We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although the 2018 Credit Agreement governing the 2018 Facilities, as defined in Note 11 to the Notes to Consolidated Financial Statements, imposes operating and financial restrictions on our activities, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. If new debt is added to our outstanding debt levels, the risks related to our indebtedness that we will face could increase.
Certain of our financing arrangements subject us to various restrictions that could limit our operating flexibility.
The 2018 Credit Agreement governing the 2018 Facilities imposes operating and financial restrictions on our activities, and future debt instruments may as well. These restrictions include compliance with, or maintenance of, certain financial tests and ratios, including a minimum interest coverage ratio and maximum leverage ratio, and limit or prohibit our ability to, among other things:

•	create, incur or assume any additional debt and issue preferred stock;

•	create, incur or assume certain liens;

•	redeem and/or prepay certain subordinated debt we might issue in the future;

•	pay dividends on our stock or repurchase stock;

•	make certain investments and acquisitions;

•	enter into or permit to exist contractual limits on the ability of our subsidiaries to pay dividends to us;

•	enter new lines of business;

•	engage in mergers and acquisitions;

•	engage in specified sales of assets; and

•	enter into transactions with affiliates.
These restrictions on our ability to operate our business could limit our ability to take advantage of financing, mergers and acquisitions and other corporate opportunities, which could have a material adverse effect on our business, financial condition and results of operations.
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

Our risk management policies and procedures, including those related to cybersecurity, may prove inadequate for the risks we face, which could have a material adverse effect on our business, financial condition and results of operations.
We have devoted significant resources to develop our risk management policies and procedures and expect to continue to do so in the future. Nonetheless, our risk management strategies may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk, including risks that are unidentified or unanticipated. If our solutions change and as the markets in which we operate evolve, our risk management strategies may not always adapt to such changes. Some of our methods of managing risk are based upon our use of observed historical market behavior and management's judgment. Other of our methods of managing risk depend on the evaluation of information regarding markets, customers, catastrophe occurrence or other matters that are publicly available or otherwise accessible to us. This information may not always be accurate, complete, up-to-date or properly evaluated. As a result, these methods may not predict future risk exposures, which could be significantly greater than the historical measures or available information indicate. In addition, management of operational, legal and regulatory risks requires, among other things, policies and procedures to record and verify large numbers of transactions and events, which may not be fully effective. While we employ a broad and diversified set of risk monitoring and risk mitigation techniques, those techniques and the judgments that accompany their application cannot anticipate every economic and financial outcome or the timing of such outcomes. If our risk management efforts are ineffective, we could suffer losses that could have a material adverse effect on our business, financial condition and results of operations. In addition, we could be subject to litigation, particularly from our clients, and sanctions or fines from regulators.
Certain members of our Board of Directors and certain of our officers and directors have or will have interests and positions that could present potential conflicts.
We are party to a variety of related party agreements and relationships with FNF. One of our executive officers is employed by FNF and four of our directors serve on the board of directors of FNF. Also, on February 8, 2019, we invested in D&B. Concurrent with the closing of this transaction, our Executive Chairman began serving as Executive Chairman of D&B, and our Chief Executive Officer ("CEO") also began serving as CEO of D&B. Five of our directors, including Mr. Foley and Mr. Jabbour, also serve on the board of directors of D&B. Due to the combination of these factors, D&B is considered to be a related party as of February 8, 2019.
As a result of the foregoing, there may be circumstances where one of our executive officers and certain directors may be subject to conflicts of interest with respect to, among other things: (i) our ongoing relationships with FNF or D&B, including any related party agreements; (ii) the quality, pricing and other terms associated with services that we provide to FNF or D&B, or that they provide to us, under related party agreements; (iii) business opportunities arising for any of us, FNF or D&B; and (iv) conflicts of time with respect to matters potentially or actually involving or affecting us.
We have in place a code of business conduct and ethics prescribing procedures for managing conflicts of interest and our chief compliance officer and audit committee are responsible for the review, approval or ratification of any potential conflicts of interest transactions. Additionally, we expect that interested directors will abstain from decisions with respect to conflicts of interest as a matter of practice. However, there can be no assurance that such measures will be effective, that we will be able to resolve all potential conflicts or that the resolution of any such conflicts will be no less favorable to us than if we were dealing with an unaffiliated third party.
Our senior leadership team is critical to our continued success, and the loss of such personnel could have a material adverse effect on our business, financial condition and results of operations.
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
Our business relies on large numbers of skilled employees, and our success depends on our ability to attract, train and retain a sufficient number of qualified employees. If our attrition rate increases, our operating efficiency and productivity may decrease. We compete for employees not only with other companies in our industry but also with companies in other industries, such as software services, engineering services and financial services companies, and there is a limited pool of employees who have the skills and training needed to do our work. If our business continues to grow, the number of people we will need to hire will increase. We will also need to increase our hiring if we are not able to maintain our attrition rate through our current recruiting and retention policies. Increased competition for employees could have a material adverse effect on our ability to expand our business and service our clients, as well as cause us to incur greater personnel expenses and training costs.
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
Although certain matters may be subject to a cross-indemnity agreement between Black Knight Financial Services, LLC ("BKFS LLC") and ServiceLink Holdings, LLC ("ServiceLink"), there can be no assurance that we will not incur additional material costs and expenses in connection with any potential future investigations or claims, including but not limited to fines or penalties and legal costs, or be subject to other remedies, any of which could have a material adverse effect on our business, financial condition and results of operations. Insurance may not cover such investigations and claims, may not be sufficient for one or more such investigations and claims and may not continue to be available on terms acceptable to us. An investigation or claim brought against us that is uninsured or underinsured could result in unanticipated costs, management distraction or reputational harm, which could have a material adverse effect on our business, financial condition and results of operations.
The distribution by FNF of the shares of New BKH common stock to the holders of FNF Group common stock on a pro-rata basis (the "Spin-off") could result in significant tax liability to FNF and to holders of FNF Group common stock, and under certain circumstances, we may have a significant indemnity obligation to FNF, which is not limited in amount or subject to any cap, if the Spin-off is treated as a taxable transaction due to our acts or failure to act.
FNF received a private letter ruling from the Internal Revenue Service (“IRS”) in connection with the Spin-off, and an opinion of Deloitte Tax LLP, tax advisor to FNF, to the effect that certain contributions made by FNF to Black Knight Holdings, Inc. ("BKHI") and the Spin-off qualify as a tax-free reorganization under Sections 368(a) and 355 of the Internal Revenue Code (the “IRC”) and a distribution to which Sections 355 and 361 of the IRC applies, respectively. The IRS private letter ruling and the opinion are based upon various factual representations and assumptions and, in the case of the opinion, certain undertakings, made by FNF and Black Knight. Any inaccuracy in the representations or assumptions upon which such tax opinion was based, or failure by FNF or Black Knight to comply with any undertakings made in connection with such tax opinion, could alter the conclusions reached in such opinion. Opinions with respect to these matters are not binding on the IRS or the courts. As a result, the conclusions expressed in these opinions could be challenged by the IRS and a court could sustain such a challenge.
Even if the Spin-off otherwise qualifies for tax-free treatment under Sections 355, 361 and 368(a) of the IRC, the Spin-off would result in a significant U.S. federal income tax liability to FNF (but not to holders of FNF Group common stock) under Section 355(e) of the IRC if one or more persons acquire a 50% or greater interest (measured by vote or value) in the stock of Black Knight as part of a plan or series of related transactions that includes the Spin-off. Current U.S. federal income tax law generally creates a presumption that any acquisitions of the stock of Black Knight within two years before or after the Spin-off are part of a plan that includes the Spin-off, although the parties may be able to rebut that presumption. The process for determining whether an acquisition is part of a plan under these rules is complex, inherently factual and subject to interpretation of the facts and circumstances of a particular case. We do not expect that the mergers and the interest exchange agreement between BKFS and certain affiliates of Thomas H. Lee Partners, L.P. ("THL") (the "THL Interest Exchange"), by themselves, will cause Section 355(e) to apply to the Spin-off. Notwithstanding the IRS ruling and the opinion of Deloitte Tax LLP described above, Black Knight might inadvertently cause or permit a prohibited change in the ownership of Black Knight to occur, thereby triggering a tax liability to FNF. If the Spin-off is determined to be taxable to FNF, FNF would recognize gain equal to the excess of the fair market value of the New BKH Corp. ("New BKH") common stock held by it immediately before the Spin-off over FNF’s tax basis therein. Open market purchases of Black Knight common stock by third parties without any negotiation with Black Knight will generally not cause Section 355(e) of the IRC to apply to the Spin-off.

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
Under the Tax Matters Agreement, we covenanted not to take or fail to take any reasonably required action, following the Spin-off, which action or failure to act, would (i) be inconsistent with any covenant or representation made by Black Knight in any document related to the Spin-off, or (ii) prevent, or be reasonably likely to prevent, the tax-free status of the Spin-off. Further, the Tax Matters Agreement requires us to generally indemnify FNF for any taxes or losses resulting from any action by Black Knight or our subsidiaries, or the failure to take any action within our control which, negates the tax-free status of the Spin-off; or direct or indirect changes in ownership of Black Knight equity interests that cause the Spin-off to be a taxable event to FNF as a result of the application of Section 355(e) of the IRC or to be a taxable event as a result of a failure to satisfy the “continuity of interest” or “device” requirements for tax-free treatment under Section 355 of the IRC. As a result, we may determine to forgo certain transactions that might have otherwise been advantageous in order to preserve the tax-free treatment of the Spin-off.
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
In connection with the Distribution, we entered into a non-competition agreement with FNF pursuant to which we agreed to certain restrictions on the scope of the business that we may conduct for the ten-year period following completion of the transactions, including that we are prohibited from (i) engaging in title generation/escrow services, appraisal or default and field services work (other than technology solutions for such settlement services) without the prior written consent of FNF (subject to an exception allowing us to acquire a business engaged in such restricted services if at least 90% of such business’ revenues is contributed by activities other than such restricted services) and (ii) engaging in certain transactions, such as a merger, sale of assets or sale of greater than 5% of its equity interests, with a buyer that derives 10% or more of its revenues from such restricted services. Although we do not presently engage in any of these restricted services and our current business is not restricted, as a result of these restrictions, we may have to forgo certain transactions that might have otherwise been advantageous in compliance with our obligations under the non-competition agreement.
In particular, the restriction on engaging in a merger, sale of assets or sale of greater than 5% of its equity interests with a buyer that derives 10% or more of its revenues from restricted services may discourage a third party engaged in such restricted services from pursuing such a transaction with us during the ten-year period following completion of the transactions.
Our charter and bylaws and provisions of Delaware law may discourage or prevent strategic transactions, including a takeover of our company, even if such a transaction would be beneficial to our shareholders.
Provisions contained in our charter and bylaws and provisions of the Delaware General Corporation Law ("DGCL") could delay or prevent a third party from entering into a strategic transaction with us, as applicable, even if such a transaction would benefit our shareholders. For example, our charter and bylaws:

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

By virtue of not opting out of Section 203 of the DGCL in our amended and restated certificate of incorporation, we are subject to Section 203 of the DGCL, which prohibits a publicly held Delaware corporation from engaging in a "business combination" with an "interested stockholder" for a period of three years after the time the shareholder became an interested stockholder, subject to certain exceptions, including if, prior to such time, the board of directors approved the business combination or the transaction which resulted in the shareholder becoming an interested stockholder. "Business combinations" include mergers, asset sales and other transactions resulting in a financial benefit to the "interested stockholder." Subject to various exceptions, an "interested stockholder" is a person who, together with his or her affiliates and associates, owns or within three years did own 15% or more of the corporation's outstanding voting stock. These restrictions generally prohibit or delay the accomplishment of mergers or other takeover or change of control attempts that are not approved by a company's board of directors.
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
The market price of our common stock could fluctuate significantly, and you may not be able to resell your shares at or above the price at which your shares were acquired. Those fluctuations could be based on various factors, including those described above and the following:

•	our operating performance and the performance of our competitors and fluctuations in our operating results;

•	the public's reaction to our press releases, our other public announcements and our filings with the SEC;

•	changes in earnings estimates or recommendations by research analysts who follow us or other companies in our industry;

•	global, national or local economic, legal and regulatory factors unrelated to our performance;

•	announcements of positive news by us or our competitors, such as announcements of new products, services, strategic investments or acquisitions;

•	announcements of negative news by us or our competitors, such as announcements of poorer than expected results of operations, data breaches or significant litigation;

•	actual or anticipated variations in our or our competitors' operating results, and our and our competitors' growth rates;

•	failure by us or our competitors to meet analysts' projections or guidance we or our competitors may give the market;

•	changes in laws or regulations, or new interpretations or applications of laws and regulations, that are applicable to our business;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	the arrival or departure of key personnel;

•	the number of shares publicly traded;

•	future sales or issuances of our common stock, including sales, distributions or issuances by us, our officers or directors and our significant shareholders; and

•	other developments affecting us, our industry or our competitors.
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
Our corporate headquarters is located at 601 Riverside Avenue, Jacksonville, Florida 32204, which we own. We also own a facility in Sharon, Pennsylvania. As of December 31, 2018, we lease office space as follows:

Location	Number of locations
California	4
Texas	3
Florida	3
Colorado	2
Other states (1)	9
India	2
__________________

(1)	Represents one location in each of nine states.

Item 3.	Legal Proceedings
For a description of our legal proceedings, see Note 13 to the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report, which is incorporated by reference into this Part I, Item 3.

Item 4.	Mine Safety Disclosure
Not applicable.
PART II

Item 5.	Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
On May 26, 2015, we completed the our initial public offering ("IPO") of 18,000,000 shares of BKFS Class A common stock, par value $0.0001 per share ("Class A common stock"), at an offering price of $24.50 per share. We granted the underwriters a 30-day option to purchase an additional 2,700,000 shares of BKFS Class A common stock at the offering price, which was exercised in full. A total of 20,700,000 shares of Class A common stock were issued on May 26, 2015.
BKFS Class A common stock was listed on the New York Stock Exchange ("NYSE") and traded under the trading symbol "BKFS" from May 20, 2015 through September 29, 2017, the date of the Distribution, as defined in Note 1 to the Notes to Consolidated Financial Statements. Prior to that time, there was no public market for BKFS Class A common stock. There was no established public trading market for BKFS Class B common stock.
We completed the Distribution on September 29, 2017. Shares of Black Knight, Inc. (formerly known as Black Knight Holdco Corp.) common stock are listed on the NYSE and have been trading under the trading symbol "BKI" since October 2, 2017.
Information concerning securities authorized for issuance under our equity compensation plans will be included in Item 12 of Part III of this Report.

Share Repurchase Program
The following table summarizes share repurchases under our share repurchase program described below during the year ended December 31, 2018:

Period in 2018	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program (1)	Maximum number of shares that may yet be purchased under the program (2)
January	—	$—	—	6,809,879
February	2,000,000	46.41	2,000,000	4,809,879
March	1,000,000	48.63	1,000,000	3,809,879
April	—	—	—	3,809,879
May	—	—	—	3,809,879
June	—	—	—	3,809,879
July	—	—	—	3,809,879
August	—	—	—	3,809,879
September	—	—	—	3,809,879
October	—	—	—	3,809,879
November	—	—	—	3,809,879
December	—	—	—	3,809,879
Total	3,000,000	$47.15	3,000,000	3,809,879
_______________________________________________________

(1)
On January 31, 2017, our Board of Directors authorized a three-year share repurchase program, effective February 3, 2017, under which we may repurchase up to 10 million shares of BKFS Class A common stock through February 2, 2020, through open market purchases, negotiated transactions or other means, in accordance with applicable securities laws and other restrictions. In connection with the Distribution, our Board of Directors approved a share repurchase program authorizing the repurchase of shares of BKI common stock consistent with the previous BKFS share repurchase program.

(2)	As of the last day of the applicable month.

PERFORMANCE GRAPH
The following graph shows a comparison of the cumulative total return for our common stock from May 20, 2015 (the date BKFS Class A common stock commenced trading on the NYSE) through December 31, 2018, and the S&P 500 Index and the S&P North American Technology Sector Index from May 20, 2015 through December 31, 2018. The data for the S&P 500 Index and the S&P North American Technology Sector Index assumes reinvestment of dividends. The graph assumes an initial investment of $100.00, and the cumulative returns are based on the market price as of each year end. Note that historic stock price performance is not necessarily indicative of future stock price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN
Among Black Knight, the S&P 500 Index
and the S&P North American Technology Sector Index
$200
$150
$100
$50
05/20/15
12/31/15
12/31/16
12/31/17
12/31/18
Black Knight
S&P 500
S&P North American Technology Sector

*$100 invested on May 20, 2015 in Black Knight or each respective index, including reinvestment of dividends.
Copyright© 2019 Standard & Poor's, a division of S&P Global. All rights reserved.

		December 31,
	Initial	2015	2016	2017	2018
Black Knight	$100.00	$121.95	$139.43	$162.86	$166.21
S&P 500 Index	$100.00	$97.41	$109.06	$132.87	$127.05
S&P North American Technology Sector Index	$100.00	$102.61	$114.97	$156.64	$159.58
On January 31, 2019, the closing price of our common stock on the NYSE was $49.19 per share. We had 6,354 holders of record of our common stock. The actual number of shareholders is greater than this number of record holders, and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
There were no unregistered sales of equity securities during the years ended December 31, 2018, 2017 and 2016.

Item 6.	Selected Financial Data
The information set forth below should be read in conjunction with the Consolidated Financial Statements, Notes to Consolidated Financial Statements, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other information included elsewhere in this Annual Report on Form 10-K.
Acquisition of LPS by FNF and Internal Reorganization
On January 2, 2014, FNF acquired Lender Processing Services, Inc. ("LPS") (the "Acquisition"), and as a result, LPS became an indirect, wholly-owned subsidiary of FNF.

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
As a result of the Internal Reorganization, BKFS LLC acquired substantially all of the former Technology, Data and Analytics segment of LPS and Fidelity National Commerce Velocity, LLC ("Commerce Velocity"), a former indirect subsidiary of FNF. BKFS LLC did not acquire the former Transaction Services segment of LPS.
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
Contribution of Property Insight
On June 2, 2014, two wholly-owned subsidiaries of FNF contributed their respective interests in Property Insight, LLC ("Property Insight") to BKFS LLC. In connection with the Property Insight contribution, BKFS LLC issued an additional 6.4 million Units to certain affiliates of BKHI. As a result of this issuance, THL Affiliates' and THL Intermediaries' combined percentage ownership in BKFS LLC was reduced from 35.0% to 32.9%, and FNF's percentage of beneficial ownership of BKFS LLC increased from 65.0% to 67.1%.
In accordance with U.S. generally accepted accounting principles ("GAAP") requirements for transactions between entities under common control, the Consolidated and Combined Financial Statements of BKFS LLC were adjusted to reflect Commerce Velocity and Property Insight as of October 16, 2013, the date on which BKFS LLC was formed. LPS is considered the legal predecessor of BKFS LLC. For financial reporting purposes, BKFS LLC, including Commerce Velocity and Property Insight, is a predecessor for the day ended January 1, 2014. The successor period is presented as BKFS LLC for periods subsequent to January 1, 2014 through May 25, 2015, the day prior to the IPO, BKFS for the period from May 26, 2015, the date we completed our IPO, through September 29, 2017, the date of the Distribution, and Black Knight, Inc. for the period from September 30, 2017, the day subsequent to the Distribution, through December 31, 2018.
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
Distribution of FNF's Ownership Interest and Related Transactions
On September 29, 2017, we completed a tax-free plan whereby FNF distributed to FNF Group shareholders all 83.3 million shares of BKFS Class B common stock that it owned through a series of transactions (the "Distribution") as defined in Note 1 of the Notes to Consolidated Financial Statements.
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
As a result of the Distribution and related transactions, our Consolidated Statements of Earnings and Comprehensive Earnings reflect an effective tax rate more closely aligned with other C - corporations in the U.S. and no longer reflect net earnings attributable to noncontrolling interests.

Selected Historical Consolidated and Combined Financial Data of Black Knight
The Consolidated Statements of Earnings data for the years ended December 31, 2018, 2017 and 2016 and the Consolidated Balance Sheets data as of December 31, 2018 and 2017 are derived from the audited Consolidated Financial Statements of Black Knight included in this Annual Report on Form 10-K. The Combined Statements of Operations data for the years ended December 31, 2015 and 2014 and the Consolidated Balance Sheets data as of December 31, 2016, 2015 and 2014 are derived from the audited Consolidated and Combined Financial Statements of BKFS and BKFS LLC not included or incorporated by reference into this Annual Report on Form 10-K.

	Year ended December 31,
	2018	2017	2016	2015	2014

	(In millions, except per share data)
Statements of Operations Data:
Revenues	$1,114.0	$1,051.6	$1,026.0	$930.7	$852.1
Expenses:
Operating expenses	625.4	569.5	582.6	538.2	514.9
Depreciation and amortization	217.0	206.5	208.3	194.3	188.8
Transition and integration costs	6.6	13.1	2.3	8.0	119.3
Total expenses	849.0	789.1	793.2	740.5	823.0
Operating income	265.0	262.5	232.8	190.2	29.1
Other income and expense:
Interest expense, net	(51.7)	(57.5)	(67.6)	(89.8)	(128.7)
Other expense, net	(7.1)	(12.6)	(6.4)	(4.6)	(12.0)
Total other expense, net	(58.8)	(70.1)	(74.0)	(94.4)	(140.7)
Earnings (loss) from continuing operations before income taxes	206.2	192.4	158.8	95.8	(111.6)
Income tax expense (benefit)	37.7	(61.8)	25.8	13.4	(5.3)
Net earnings (loss) from continuing operations	168.5	254.2	133.0	82.4	(106.3)
Loss from discontinued operations, net of tax	—	—	—	—	(0.8)
Net earnings (loss)	168.5	254.2	133.0	82.4	(107.1)
Less: Net earnings (loss) attributable to noncontrolling interests	—	71.9	87.2	62.4	(107.1)
Net earnings attributable to Black Knight	$168.5	$182.3	$45.8	$20.0	$—

				May 26, 2015 through December 31, 2015
	Year ended December 31,
	2018	2017	2016
Net earnings per share attributable to Black Knight common shareholders:
Basic	$1.14	$2.06	$0.69	$0.31
Diluted	$1.14	$1.47	$0.67	$0.29
Weighted average shares of common stock outstanding:
Basic	147.6	88.7	65.9	64.4
Diluted	148.2	152.4	67.9	67.9

	December 31,
	2018	2017	2016	2015	2014
	(In millions)
Balance Sheets Data:
Cash and cash equivalents	$20.3	$16.2	$133.9	$186.0	$61.9
Total assets	$3,653.4	$3,655.9	$3,762.0	$3,703.7	$3,598.3
Total debt (current and long-term)	$1,336.7	$1,434.1	$1,570.2	$1,661.5	$2,135.1

Selected Historical Consolidated Financial Data of LPS
The Consolidated Statement of Operations data for the day ended January 1, 2014 and the Consolidated Balance Sheet data as of January 1, 2014 are derived from the audited Consolidated Financial Statements of LPS not included or incorporated by reference into this Annual Report on Form 10-K.

Day ended January 1, 2014
(In millions, except per share data)
Statements of Operations Data:
Revenues	$—
Net loss from continuing operations	$(39.0)
Net loss	$(39.0)
Balance Sheets Data:
Cash and cash equivalents	$278.4
Total assets	$2,446.6
Total debt (current and long-term)	$1,068.1
Cash dividends per share	$—

Selected Quarterly Financial Data of Black Knight (Unaudited)
Selected quarterly financial data is as follows:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,

	(In millions, except per share data)
2018
Revenues	$270.3	$276.6	$281.7	$285.4
Earnings before income taxes	$55.2	$47.1	$53.8	$50.1
Net earnings	$42.7	$40.0	$43.0	$42.8
Basic earnings per share	$0.29	$0.27	$0.29	$0.29
Diluted earnings per share	$0.29	$0.27	$0.29	$0.29
2017
Revenues	$258.1	$262.2	$263.8	$267.5
Earnings before income taxes and noncontrolling interests	$39.9	$38.3	$53.1	$61.1
Net earnings	$33.9	$29.2	$43.9	$147.2
Net earnings attributable to Black Knight	$12.2	$8.2	$14.7	$147.2
Basic earnings per share attributable to Black Knight	$0.18	$0.12	$0.22	$0.98
Diluted earnings per share attributable to Black Knight	$0.18	$0.11	$0.21	$0.97

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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
Except as otherwise indicated or unless the context otherwise requires, all references to "Black Knight," the "Company," "we," "us" or "our" (1) prior to the Distribution (as defined in the "Distribution of FNF's Ownership Interest and Related Transactions" section below), are to Black Knight Financial Services, Inc., a Delaware corporation, and its subsidiaries ("BKFS") and (2) after the Distribution, are to Black Knight, Inc., a Delaware corporation, and its subsidiaries ("BKI").

Overview
We are a leading provider of integrated software, data and analytics solutions to the mortgage and consumer loan, real estate and capital markets verticals. Our solutions facilitate and automate many of the mission-critical business processes across the homeownership lifecycle. We are committed to being a premier business partner that clients rely on to achieve their strategic goals, realize greater success and better serve their customers by delivering best-in-class software, services and insights with a relentless commitment to excellence, innovation, integrity and leadership.
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
We believe the breadth and depth of our comprehensive end-to-end, integrated solutions and the insight we provide to our clients differentiate us from other software providers and position us particularly well for evolving opportunities. We have served the mortgage and real estate industries for over 55 years and utilize this experience to design and develop solutions that fit our clients' ever-evolving needs. The cost of origination and servicing are at historically high levels according to the Mortgage Bankers Association ("MBA"). Our proprietary software solutions and data and analytics capabilities reduce manual processes, improve compliance and quality, mitigate risk and deliver significant cost savings to our clients. Our scale allows us to continually and cost-effectively invest in our business in order to meet evolving industry requirements and maintain our position as an industry-standard platform for mortgage market participants.
The table below summarizes the number of active first and second lien mortgages on our mortgage servicing software solution and the related market data, reflecting our leadership in the mortgage servicing software solutions market (in millions):

	First lien mortgages				Second lien mortgages				Total first and second lien mortgages
	2018		2017		2018		2017		2018	2017
Active loans	32.1		31.6		2.5		2.0		34.6	33.6
Market size	51.8	(1)	51.2	(1)	13.4	(2)	15.4	(2)	65.2	66.6
Market share	62%		62%		19%		13%		53%	50%
_______________________________________________________

(1)	According to the December Black Knight Mortgage Monitor Reports as of December 31, 2018 and 2017 for U.S. first lien mortgages.

(2)	According to the October 2018 and November 2017 Equifax National Consumer Credit Trends Reports as of September 30, 2018 and 2017, respectively, for U.S. second lien mortgages.
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
Recent Developments
Acquisitions
2018 Acquisitions
On May 31, 2018, we completed our acquisition of HeavyWater, Inc. ("HeavyWater"), a provider of artificial intelligence and machine learning to the financial services industry. Heavywater's AIVA solution will be integrated into our premier solutions and will allow clients to deploy artificial intelligence and machine learning within other parts of their organizations to help enhance efficiency, effectiveness and accuracy.
On November 6, 2018, we completed the acquisition of Ernst Publishing Co., LLC and two related entities (collectively, "Ernst"), a provider of technology and closing cost data for the real estate and mortgage industries. Ernst's capabilities will be integrated into our premier suite of origination solutions and will augment our existing fee engine to create a unified access point for all fee-related needs.
2016 Acquisitions
On May 16, 2016, we completed our acquisition of eLynx Holdings, Inc. ("eLynx"), a leading lending document and data delivery platform that we now refer to as our eLending business. On June 22, 2016, we completed our acquisition of Motivity Solutions, Inc. ("Motivity"), which provides customized mortgage business intelligence software solutions.
Refer to Note 3 to the Notes to Consolidated Financial Statements for additional information related to our acquisitions.
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
BKFS was a holding company and its sole asset was its interest in BKFS LLC. BKFS, through its sole managing member interest, had 100% of the voting power in BKFS LLC and, through its ownership of Units, had 44.5% of the economic interests in BKFS LLC immediately following our initial public offering. Investors in BKFS held an indirect interest in BKFS LLC through us.
Subsequent to the Distribution and related transactions, BKFS LLC is an indirect wholly-owned subsidiary of BKI, and we no longer have any noncontrolling interests in BKFS LLC. In addition, the Up-C structure is no longer in place.
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
Market Trends
Market trends that have spurred lenders and servicers to seek software solutions are as follows:
Growing role of technology in the U.S. mortgage industry. Banks and other lenders and servicers have become increasingly focused on automation and workflow management to operate more efficiently and meet their regulatory requirements. We believe technology providers must be able to support the complexity of the market, display extensive industry knowledge and possess the financial resources to make the necessary investments in technology to support lenders. This includes an enhanced digital experience along with the application of artificial intelligence, robotic process automation and adaptive learning.
Lenders increasingly focused on core operations. As a result of regulatory scrutiny and the higher cost of doing business, we believe lenders have become more focused on their core operations and customers. We believe lenders are increasingly shifting from in-house solutions to third-party solutions that provide a more comprehensive and efficient solution. Lenders require these providers to deliver best-in-class solutions and deep domain expertise and to assist them in maintaining regulatory compliance.
Increased demand for enhanced transparency and analytic insight. As U.S. mortgage market participants work to minimize the risk in lending, servicing and capital markets, they rely on the integration of data and analytics with solutions that enhance the decision-making process. These industry participants rely on large comprehensive third-party databases coupled with enhanced analytics to achieve these goals.
Regulatory oversight. Most U.S. mortgage market participants are subject to a high level of regulatory oversight and regulatory requirements as federal and state governments have enacted various new laws, rules and regulations. One example of such legislation is the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act"), which contained broad changes for many sectors of the financial services and lending industries and established the Consumer Financial Protection Bureau ("CFPB"), the federal regulatory agency responsible for regulating consumer financial protection within the United States. It is our experience that mortgage lenders have become more focused on minimizing the risk of non-compliance with regulatory requirements and are looking toward solutions that assist them in complying with their regulatory requirements. In addition, recent high-profile data security incidents have resulted in an increased focus on data security by our clients and our clients' regulators. We expect the industry focus on privacy and data security to continue to increase.
Mortgage Market
The largest component of our business, servicing software, primarily generates revenues based on the number of active loans outstanding on our system, which has been very stable and growing. Our servicing software business has some exposure to defaulted loan volumes; however, outside of the most recent financial crisis, the number of loans that fall into seriously delinquent status has been quite stable.
For our origination software solutions, our loan origination system revenues are based on closed loan volumes subject to minimum base software fees that are contractually obligated. These arrangements limit our exposure to origination volumes in our origination software business. Our lending solutions business is exposed to fluctuations in origination volumes, primarily related to refinance volumes due to the nature of the services provided.
Finally, our data and analytics business is predominantly based on longer-term strategic data licenses, other data licenses and subscription-based revenues. Our data and analytics business has some exposure to origination volumes where we provide data related to title insurance and other settlement service-related activities.

Regulatory Requirements
There continues to be a high level of legislative and regulatory focus on consumer protection practices. As a result, federal and state governments have enacted various new laws, rules and regulations. One example of such legislation is the Dodd-Frank Act, which contained broad changes for many sectors of the financial services and lending industries and established the CFPB, the federal regulatory agency responsible for regulating consumer financial protection within the U.S. This has led banks and other lenders to seek software solutions that assist them in satisfying their regulatory compliance obligations in the face of a changing regulatory environment. We have developed solutions that target this need, which has resulted in additional revenues.
The CFPB has issued guidance that applies to "supervised service providers," which the CFPB has defined to include service providers, like us, to CFPB-supervised banks and non-banks. In addition, the Dodd-Frank Act contains the Mortgage Reform and Anti-Predatory Lending Act that imposes additional requirements on lenders and servicers of residential mortgage loans. Future legislative or regulatory changes are difficult to predict and new laws or regulations that may be implemented by the CFPB or other regulatory bodies may require us to change our business practices or incur increased costs to comply.
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
The accounting policies described below are those we consider to be the most critical to an understanding of our financial condition and results of operations and that require the most complex and subjective management judgment.
Revenue Recognition
We recognize revenues in accordance with Financial Accounting Standards Board ("FASB"), Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers ("ASC 606"). Recording revenues requires judgment, including determining whether an arrangement includes multiple performance obligations, whether any of those obligations are distinct and cannot be combined and allocation of the transaction price to each performance obligation based on the relative standalone selling prices ("SSP"). Clients receive certain contract elements over time. Changes to the elements in an arrangement or, in our determination, to the relative SSP for these elements, could materially affect the amount of earned and unearned revenues reflected in our consolidated financial statements.
The primary judgments relating to our revenue recognition include determining whether (i) the contract with a client exists; (ii) performance obligations are identified; (iii) the transaction price is determined; (iv) the transaction price is allocated to performance obligations; and (v) the distinct performance obligations are satisfied by transferring control of the product or service to the client. Transfer of control is typically evaluated from the client's perspective.
At contract inception, we determine whether we satisfy the performance obligation over time or at a point in time. Revenues from software and hosting solutions are primarily recognized ratably over time or as fee-bearing usages occur. Revenues from certain licenses that require a significant level of integration, interdependency and interrelation with integral updates are generally recognized ratably over time as services are performed. Distinct professional services revenues are primarily billed on a time and materials basis, and revenues are recognized over time as the services are performed. Revenues from data solutions related to a license for historical data or the license portion of certain distinct term licenses are recognized at a point in time upon delivery, while the remaining arrangement consideration allocated to updates is recognized ratably over the period the updates are provided.
We are often party to multiple concurrent contracts or contracts pursuant to which a client may purchase a combination of goods and services. These situations require judgment to determine whether multiple contracts should be combined and accounted for as a single arrangement. In making this determination, we consider whether the economics of the individual contracts cannot be understood without reference to the whole and multiple promises represent one single performance obligation.
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
Goodwill and Other Intangible Assets
We have significant intangible assets that were recorded in connection with business acquisitions. These assets primarily consist of client relationships and the excess of purchase price over the fair value of identifiable net assets acquired (goodwill).
As of December 31, 2018, Goodwill was $2,329.7 million. Goodwill is not amortized, but is tested for impairment annually or more frequently if circumstances indicate potential impairment. In evaluating the recoverability of goodwill, we consider the amount of excess fair value over the carrying value of each reporting unit, the period of time since a reporting unit's last quantitative test and other factors to determine whether or not to first perform a qualitative test. When performing the annual goodwill impairment analysis based on review of qualitative factors, we evaluate if events and circumstances exist that lead to a determination that the fair value of each reporting unit is more likely than not greater than its carrying amount. Based on the results of this qualitative analysis or other factors mentioned above, a quantitative goodwill impairment test may be completed. The quantitative process of determining whether or not an asset, such as goodwill, is impaired or recoverable relies on a weighted average of multiple valuation methods, primarily a combination of an income approach and a market approach. The income approach includes the present value of estimated future cash flows, while the market approach uses earnings multiples of similar guideline public companies. Such projections are inherently uncertain and, accordingly, actual future cash flows may differ materially from projected cash flows. A quantitative goodwill impairment analysis is sensitive to changes in estimates of future net cash flows and discount rates. Changes to these estimates might result in material changes in the fair value of the reporting units and determination of the recoverability of goodwill that may result in charges against earnings and a reduction in the carrying value of our goodwill. We completed our annual goodwill impairment analysis in each of the past three years and, as a result, no impairment charges were recorded to goodwill in 2018, 2017 and 2016.
As of December 31, 2018, Other intangible assets, net of accumulated amortization, were $188.0 million, which consist primarily of client relationships. Long-lived assets and intangible assets with definite useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The valuation of these assets involves significant estimates and assumptions concerning matters such as client retention, future cash flows and discount rates. If any of these assumptions change, it could affect the recoverability of the carrying value of these assets. Client relationships are amortized over their estimated useful lives using an accelerated method that takes into consideration expected client attrition rates over a period of up to 10 years from the acquisition date. All intangible assets that have been determined to have indefinite lives are not amortized, but are reviewed for impairment at least annually in accordance with ASC Topic 350, Intangibles-Goodwill and Other ("ASC 350"). The initial determination of estimated useful lives and the allocation of the purchase price to the fair values of the intangible assets other than goodwill require significant judgment and may affect the amount of future amortization of such intangible assets.
Definite-lived intangible assets are amortized over their estimated useful lives ranging from 3 to 10 years using accelerated methods. There is an inherent uncertainty in determining the expected useful life of or cash flows to be generated from intangible assets. We have not historically experienced material changes in these estimates but could be subject to them in the future.
Computer Software
Computer software includes the fair value of software acquired in business combinations, purchased software and capitalized software development costs. As of December 31, 2018, computer software, net of accumulated amortization, was $405.6 million. Purchased software is recorded at cost and amortized using the straight-line method over its estimated useful life. Software acquired in business combinations is recorded at fair value and amortized using straight-line or accelerated methods over the estimated useful life, ranging from 3 to 10 years.
Capitalized software development costs are accounted for in accordance with either ASC Topic 985, Software, Subtopic 20, Costs of Software to Be Sold, Leased, or Marketed ("ASC 985-20") or ASC 350, Subtopic 40, Internal-Use Software ("ASC 350-40"). For computer software products to be sold, leased or marketed (ASC 985-20 software), all costs incurred to establish the technological feasibility are research and development costs and are expensed as they are incurred. Costs incurred subsequent to establishing technological feasibility, such as programmers' salaries, related payroll costs and costs of independent contractors, are capitalized and amortized on a product-by-product basis commencing on the date of general release to clients. We do not capitalize any costs once the product is available for general release to clients. For internal-use computer software products (ASC 350-40 software), internal and external costs incurred during the preliminary project stage are expensed as they are incurred. Internal and external costs incurred during the application development stage are capitalized and amortized on a product-by-product basis commencing on the date the software is ready for its intended use. We do not capitalize any costs once the software is ready for its intended use. Internally developed software costs are amortized using straight-line or accelerated methods over the estimated useful life. Useful lives of computer software range from 3 to 10 years.

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
Factors Affecting the Comparability of Our Results of Operations
Our results of operations for periods prior to the adoption of ASC 606, Tax Reform Act and Distribution are not comparable to periods thereafter. Our historical results of operations are not be comparable to our results of operations in future periods as a result of these and a number of other factors. In addition, our results of operations may vary from period to period. Set forth below is a brief discussion of the key factors affecting the comparability of our results of operations.
Revenues. On January1, 2018 we adopted ASC 606 using the modified retrospective approach. Under this method, we recognized the cumulative effect of applying the new revenue recognition standard to existing revenue contracts that were active as of the adoption date as an adjustment to the opening balance of Retained earnings. The reported results for 2018 reflect the application of ASC 606, while the comparative information has not been restated and continues to be reported under the related accounting standards in effect for those periods. Refer to Note 14 to the Notes to Consolidated Financial Statements for additional information related to the effect of adopting ASC 606.
Income Taxes. On December 22, 2017, the Tax Cuts and Jobs Act of 2017 ("Tax Reform Act") was signed into law. Among other provisions, the Tax Reform Act reduced the federal statutory corporate income tax rate from 35% to 21%. During the fourth quarter of 2017, we recorded a one-time non-cash net tax benefit of $110.9 million related to the revaluation of our deferred income tax assets and liabilities as a result of the Tax Reform Act. The effect of this adjustment on our 2017 effective tax rate was (57.6)%. Our effective tax rate for the years ended December 31, 2018, 2017 and 2016 was 18.3%, (32.1)% and 16.2%, respectively. Refer to Note 17 to the Notes to Consolidated Financial Statements for additional information related to the reconciliation of our federal tax rate to our effective tax rate.
Noncontrolling interests. Prior to the Distribution, noncontrolling interests represented BKHI and certain of its affiliates' and THL and certain THL affiliates' share of net earnings or loss and of equity in BKFS LLC. Subsequent to the Distribution and related transactions, we no longer have any noncontrolling interests in BKFS LLC. Refer to Note 1 to the Notes to Consolidated Financial Statements for additional information related to the Distribution.
Key Components of Results of Operations
Revenues
We generate revenues through contractual arrangements we enter into with our clients to provide products or services either individually or in combination with one another as part of an integrated offering of multiple services. These arrangements occasionally include offerings from more than one segment to the same client.
Software Solutions
Our Software Solutions segment revenues are primarily derived from software and hosting solutions and professional services. Revenues from software and hosting solutions are typically volume-based agreements driven by factors such as the number of accounts processed, transactions processed and computer resources utilized. Professional services consists of pre-implementation and post-implementation support and services and are primarily billed on a time and materials basis. Professional services may also include dedicated teams provided as part of agreements with software and hosting solutions clients.
Data and Analytics
Our Data and Analytics segment revenues are primarily derived from property ownership data, lien data, servicing data, automated valuation models, collateral risk scores, behavioral models, a multiple listing service software solution and other data solutions.
Expenses
The following is a brief description of the components of our expenses:

•
Operating expenses primarily include compensation costs, including benefits and equity-based compensation, hardware and software maintenance costs, third-party software costs, rent-related costs and professional services.

•
Transition and integration costs for 2018 primarily represent costs associated with executive transition, transition-related costs from the transfer of certain corporate functions from FNF following the Distribution and acquisition-related costs. Transition and integration costs for 2017 primarily consisted of legal and professional fees related to the Distribution and transition-related costs following the Distribution. In 2016, these costs consisted of acquisition-related costs and professional services related to the Distribution.

•
Depreciation and amortization expense consists of our depreciation related to investments in property and equipment, including hardware, as well as amortization of purchased and developed software and other intangible assets, principally client relationship assets recorded in connection with acquisitions. It also includes the amortization of previously deferred contract costs.

•
Interest expense, net consists primarily of interest expense on our borrowings, a guarantee fee that we paid FNF for their guarantee of our senior notes prior to the Senior Notes Redemption, amortization of our debt issuance costs, bond premium and original issue discount, payments on our interest rate swaps, commitment fees on our revolving credit facility and administrative agent fees net of capitalized interest and interest income. See Note 11 in the Notes to Consolidated Financial Statements for a more detailed discussion of our Interest expense and our senior notes redemption.

•
Other expense, net for 2018 primarily related to the loss on extinguishment of debt and costs incurred in connection with our debt refinancing on April 30, 2018. Other expense, net for 2017 primarily consisted of losses on the extinguishment of debt and costs incurred in connection with our senior notes redemption, term A loan and revolving credit facility refinancing and the term B loan repricing, partially offset by the resolution of a legacy legal matter. Other expense, net for 2016 primarily consisted of legal fees associated with litigation matters.

•
Income tax expense (benefit) represents federal, state, local and foreign taxes based on income attributable to Black Knight. In 2017, it also includes a one-time, non-cash net tax benefit of $110.9 million related to the revaluation of our deferred income tax assets and liabilities as a result of the Tax Reform Act.

Results of Operations
Key Performance Metrics
We use non-GAAP financial measures such as Adjusted Revenues, Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Earnings and Adjusted Net Earnings Per Share for financial and operational decision-making and as a means to evaluate period-to-period comparisons. We believe these non-GAAP financial measures are useful for investors in evaluating our overall financial performance. We believe these measures provide useful information about our operating results, enhance the overall understanding of past financial performance and future prospects and allow for greater transparency with respect to key metrics used by management in financial and operational decision-making, including determining a portion of executive compensation. We also present these non-GAAP financial measures because we believe investors, analysts and rating agencies consider them useful in measuring our ability to meet our debt service obligations. By disclosing these non-GAAP financial measures, we believe we offer investors a greater understanding of, and an enhanced level of transparency into, the means by which our management operates the Company. These non-GAAP financial measures are not measures presented in accordance with GAAP, and our use of these terms may vary from that of others in our industry. These non-GAAP financial measures should not be considered as an alternative to revenues, net earnings, net earnings per share or any other measures derived in accordance with GAAP as measures of operating performance or liquidity.
Adjusted Revenues, Adjusted EBITDA and Adjusted EBITDA Margin for the Software Solutions and Data and Analytics segments are presented in conformity with ASC Topic 280, Segment Reporting. These measures are reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing their performance. For these reasons, these measures are excluded from the definition of non-GAAP financial measures under the Securities and Exchange Commission's ("SEC") Regulation G and Item 10(e) of Regulation S-K.

•
Adjusted Revenues — We define Adjusted Revenues as Revenues adjusted to include the revenues that were not recorded by us during the periods presented due to the deferred revenue purchase accounting adjustment recorded in accordance with GAAP. These adjustments are reflected in Corporate and Other.

•	Adjusted EBITDA — We define Adjusted EBITDA as Net earnings, with adjustments to reflect the addition or elimination of certain statement of earnings items including, but not limited to:

◦	Depreciation and amortization;

◦	Impairment charges;

◦	Interest expense, net;

◦	Income tax expense (benefit);

◦	Other expense, net;

◦	deferred revenue purchase accounting adjustment;

◦	equity-based compensation, including related payroll taxes;

◦	costs associated with debt and/or equity offerings, including the Distribution;

◦	spin-off related transition costs;

◦	acquisition-related costs, including ongoing costs pursuant to a purchase agreement; and

◦	costs associated with executive transition.
These adjustments are reflected in Corporate and Other.

•	Adjusted EBITDA Margin — Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by Adjusted Revenues.

•	Adjusted Net Earnings - We define Adjusted Net Earnings as Net earnings with adjustments to reflect the addition or elimination of certain statement of earnings items including, but not limited to:

•	the net incremental depreciation and amortization adjustments associated with the application of purchase accounting;

•	deferred revenue purchase accounting adjustment;

•	equity-based compensation, including related payroll taxes;

•	costs associated with debt and/or equity offerings, including the Distribution;

•	spin-off related transition costs;

•	acquisition-related costs, including ongoing costs pursuant to a purchase agreement;

•	costs associated with executive transition;

•	significant legal and regulatory matters; and

•
adjustment for income tax expense primarily related to assuming the conversion of all the shares of Class B common stock into shares of Class A common stock prior to the Distribution, the tax effect of the non-GAAP adjustments, the revaluation of our net deferred tax liability related to purchase accounting, equity-based compensation and debt modifications and the deferred tax revaluation adjustment as a result of the Tax Reform Act.

•	Adjusted Net Earnings Per Share - Adjusted Net Earnings Per Share is calculated by dividing Adjusted Net Earnings by the diluted weighted average shares of common stock outstanding. For the periods prior to the Distribution, the denominator includes the effect of assuming the exchange of all shares of Class B common stock into shares of Class A common stock at the beginning of the respective period.
Consolidated Results of Operations
The following tables present certain financial data for the periods indicated (dollars in millions):

	Year ended December 31,
	2018	2017	2016
Revenues	$1,114.0	$1,051.6	$1,026.0
Expenses:
Operating expenses	625.4	569.5	582.6
Depreciation and amortization	217.0	206.5	208.3
Transition and integration costs	6.6	13.1	2.3
Total expenses	849.0	789.1	793.2
Operating income	265.0	262.5	232.8
Operating margin	23.8%	25.0%	22.7%
Interest expense, net	(51.7)	(57.5)	(67.6)
Other expense, net	(7.1)	(12.6)	(6.4)
Earnings before income taxes	206.2	192.4	158.8
Income tax expense (benefit)	37.7	(61.8)	25.8
Net earnings	$168.5	$254.2	$133.0

Earnings per share:
Net earnings per share attributable to Black Knight common shareholders:
Diluted	$1.14	$1.47	$0.67
Weighted average shares of common stock outstanding:
Diluted	148.2	152.4	67.9

Non-GAAP Financial Measures
Adjusted Revenues	$1,116.5	$1,056.1	$1,033.3
Adjusted EBITDA	$542.5	$505.8	$463.1
Adjusted EBITDA Margin	48.6%	47.9%	44.8%
Adjusted Net Earnings	$277.9	$209.6	$175.4
Adjusted Net Earnings Per Share	$1.87	$1.38	$1.15

Reconciliations of the above non-GAAP financial measures to the most directly comparable GAAP financial measures are presented in the tables below (in millions):

	Year ended December 31,
	2018	2017	2016
Revenues	$1,114.0	$1,051.6	$1,026.0
Deferred revenue purchase accounting adjustment	2.5	4.5	7.3
Adjusted Revenues	$1,116.5	$1,056.1	$1,033.3

	Year ended December 31,
	2018	2017	2016
Net earnings	$168.5	$254.2	$133.0
Depreciation and amortization	217.0	206.5	208.3
Interest expense, net	51.7	57.5	67.6
Income tax expense (benefit)	37.7	(61.8)	25.8
Other expense, net	7.1	12.6	6.4
EBITDA	482.0	469.0	441.1
Deferred revenue purchase accounting adjustment	2.5	4.5	7.3
Equity-based compensation	51.4	19.2	12.4
Debt and/or equity offering expenses	0.7	7.5	0.6
Spin-off related transition costs	2.2	5.6	—
Acquisition-related costs	1.3	—	1.7
Executive transition costs	2.4	—	—
Adjusted EBITDA	$542.5	$505.8	$463.1
Adjusted EBITDA Margin	48.6%	47.9%	44.8%

	Year ended December 31,
	2018	2017	2016
Net earnings	$168.5	$254.2	$133.0
Depreciation and amortization purchase accounting adjustment	90.6	92.2	90.1
Deferred revenue purchase accounting adjustment	2.5	4.5	7.3
Equity-based compensation	51.4	19.2	12.4
Debt and/or equity offering expenses	6.5	20.1	0.6
Spin-off related transition costs	2.4	5.8	—
Acquisition-related costs	1.3	—	1.7
Executive transition costs	2.4	—	—
Legal and regulatory matters	0.8	(0.3)	6.4
Income tax expense adjustment	(48.5)	(75.2)	(76.1)
Tax Reform Act adjustment	—	(110.9)	—
Adjusted Net Earnings	$277.9	$209.6	$175.4

Adjusted Net Earnings Per Share	$1.87	$1.38	$1.15
Weighted Average Adjusted Shares Outstanding	148.2	152.4	152.7
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Revenues
Consolidated Revenues were $1,114.0 million in 2018 and $1,051.6 million in 2017, an increase of $62.4 million, or 6%. The change in revenues is discussed further at the segment level below.

The following table sets forth revenues by segment for the periods presented (in millions):

	Year ended December 31,
	2018	2017
Software Solutions	$962.0	$904.5
Data and Analytics	154.5	151.6
Corporate and Other (1)	(2.5)	(4.5)
Total	$1,114.0	$1,051.6
_______________________________________________________

(1)	Revenues for Corporate and Other represent deferred revenue purchase accounting adjustments recorded in accordance with GAAP.
Software Solutions
Revenues were $962.0 million in 2018 compared to $904.5 million in 2017, an increase of $57.5 million, or 6%. Our servicing software solutions revenues increased 7%, or $52.5 million, primarily driven by loan growth on MSP® from new and existing clients, which increased 4.3% to 34.4 million average loans, an increase in our average revenue per loan and cross-sales to existing clients. Our origination software solutions revenues increased 3%, or $5.0 million, primarily driven by 31% growth in our loan origination system solutions and a software license fee in our Lending Solutions business, partially offset by the effect of lower volumes on our Exchange and eLending platforms primarily as a result of the 26% decline in refinancing originations as reported by the Mortgage Bankers Association.
Data and Analytics
Revenues were $154.5 million in 2018 compared to $151.6 million in 2017, an increase of $2.9 million, or 2%. The increase was primarily driven by growth in our property data and multiple listing service businesses, partially offset by upfront revenues from long-term strategic license deals in 2017.
Operating Expenses
Consolidated Operating expenses were $625.4 million in 2018 compared to $569.5 million in 2017, an increase of $55.9 million, or 10%. The changes in operating expenses are discussed further at the segment level below.
The following table sets forth operating expenses by segment for the periods presented (in millions):

	Year ended December 31,
	2018	2017
Software Solutions	$394.8	$388.0
Data and Analytics	115.0	113.2
Corporate and Other	115.6	68.3
Total	$625.4	$569.5
Software Solutions
Operating expenses were $394.8 million in 2018 compared to $388.0 million in 2017, an increase of $6.8 million, or 2%. The increase was primarily due to higher personnel costs, hardware and software maintenance costs in support of business growth and the effect of the HeavyWater and Ernst acquisitions, partially offset by increased capitalization of software development costs.
Data and Analytics
Operating expenses were $115.0 million in 2018 compared to $113.2 million in 2017, an increase of $1.8 million, or 2%. The increase was primarily driven by data acquisition costs.
Corporate and Other
Operating expenses were $115.6 million in 2018 compared to $68.3 million in 2017, an increase of $47.3 million, or 69%. The increase was primarily driven by a $32.0 million increase in equity-based compensation of which $6.9 million of the increase related to accelerated expense, $8.9 million of higher incentive bonus expense and incremental costs following the Distribution.
Depreciation and Amortization
Consolidated Depreciation and amortization was $217.0 million in 2018 compared to $206.5 million in 2017, an increase of $10.5 million, or 5%. The changes in depreciation and amortization are discussed further at the segment level below.

The following table sets forth depreciation and amortization by segment for the periods presented (in millions):

	Year ended December 31,
	2018	2017
Software Solutions	$112.9	$101.2
Data and Analytics	14.1	12.8
Corporate and Other (1)	90.0	92.5
Total	$217.0	$206.5
_______________________________________________________

(1)
Depreciation and amortization for Corporate and Other primarily represents net incremental depreciation and amortization adjustments associated with the application of purchase accounting recorded in accordance with GAAP.

Software Solutions
Depreciation and amortization was $112.9 million in 2018 compared to $101.2 million in 2017, an increase of $11.7 million, or 12%. The increase is primarily due to amortization of deferred contract costs related to new client wins and new hardware and software placed in service.
Data and Analytics
Depreciation and amortization was $14.1 million in 2018 compared to $12.8 million in 2017, an increase of $1.3 million, or 10%. The increase is primarily due to higher software amortization from new software placed in service for new solutions and enhancements for existing solutions.
Transition and Integration Costs
Consolidated Transition and integration costs were $6.6 million in 2018 compared to $13.1 million in 2017, a decrease of $6.5 million. Transition and integration costs in 2018 primarily consisted of costs associated with executive transition, transition-related costs from the transfer of certain corporate functions from FNF following the Distribution and acquisition-related costs. Transition and integration costs in 2017 primarily consisted of legal and professional fees related to the Distribution and transition-related costs following the Distribution.
Operating Income (Loss)
Consolidated Operating income was $265.0 million in 2018 compared to $262.5 million in 2017, an increase of $2.5 million, or 1%. The change in operating income (loss) is discussed further at the segment level below.
The following table sets forth operating income (loss) by segment for the periods presented (in millions):

	Year ended December 31,
	2018	2017
Software Solutions	$454.3	$415.3
Data and Analytics	25.4	25.6
Corporate and Other	(214.7)	(178.4)
Total	$265.0	$262.5
Software Solutions
Operating income was $454.3 million in 2018 compared to $415.3 million in 2017, an increase of $39.0 million, or 9%. Operating margin was 47.2% in 2018 compared to 45.9% in 2017. The increase in operating income is primarily due to revenue growth within servicing software, partially offset by higher depreciation and amortization.
Data and Analytics
Operating income was $25.4 million in 2018 compared to $25.6 million in 2017, a decrease of $0.2 million. Operating margin was 16.4% in 2018 compared to 16.9% in 2017. The decrease in operating income is primarily due to data acquisition costs and higher software amortization.
Corporate and Other
Operating loss was $214.7 million in 2018 compared to $178.4 million in 2017, an increase of $36.3 million, or 20%. The increase in loss was primarily driven by an increase in equity-based compensation, incentive bonus accruals and incremental costs following the Distribution.

Interest Expense, Net
Consolidated Interest expense, net was $51.7 million in 2018 compared to $57.5 million in 2017, a decrease of $5.8 million, or 10%. The decrease is driven by the lower outstanding debt balance in 2018 and interest savings from the Senior Notes redemption in April 2017.
Other Expense, Net
Consolidated Other expense, net was $7.1 million in 2018 compared to $12.6 million in 2017. The 2018 amounts were primarily related to the loss on extinguishment of debt and costs incurred in connection with our debt refinancing on April 30, 2018, as discussed in Note 11 to the Notes to Consolidated Financial Statements. The 2017 amount primarily consisted of losses on the extinguishment of debt and costs incurred in connection with our senior notes redemption, term A loan and revolving credit facility refinancing and the term B loan repricing, as discussed in Note 11 to the Notes to Consolidated Financial Statements, and well as a resolution of a legacy legal matter.
Income Tax Expense (Benefit)
Consolidated Income tax expense was $37.7 million in 2018 compared to a benefit of $61.8 million in 2017. Our effective tax rate was 18.3% in 2018 compared to (32.1)% in 2017. Our effective tax rate for 2018 includes the effect of a reduction in our blended state tax rate, a prior year return to provision adjustment, higher than expected tax credits and excess tax benefits related to the vesting of the restricted shares of our common stock. The effective tax rate for 2017 was lower than the typical federal and state statutory rate because of the effect of the Tax Reform Act and our noncontrolling interests prior to the Distribution, partially offset by the effect of certain discrete items recorded during 2017.
Adjusted Revenues
Consolidated Adjusted Revenues were $1,116.5 million in 2018 compared to $1,056.1 million in 2017, an increase of $60.4 million, or 6%. The increase was primarily driven by growth in our servicing software solutions.
Adjusted EBITDA and Adjusted EBITDA Margin
Consolidated Adjusted EBITDA was $542.5 million in 2018 compared to $505.8 million in 2017, an increase of $36.7 million, or 7%. The changes in Adjusted EBITDA are discussed further at the segment level below.
Consolidated Adjusted EBITDA Margin was 48.6% in 2018 compared to 47.9% in 2017, an increase of 70 basis points. The changes in Adjusted EBITDA Margin are discussed further at the segment level below.
The following tables set forth Adjusted EBITDA (in millions) and Adjusted EBITDA Margin by segment for the periods presented:

	Year ended December 31,
	2018	2017
Software Solutions	$567.2	$516.5
Data and Analytics	39.5	38.4
Corporate and Other	(64.2)	(49.1)
Total	$542.5	$505.8

	Year ended December 31,
	2018	2017
Software Solutions	59.0%	57.1%
Data and Analytics	25.6%	25.3%
Corporate and Other	N/A	N/A
Total	48.6%	47.9%
Software Solutions
Adjusted EBITDA was $567.2 million in 2018 compared to $516.5 million in 2017, an increase of $50.7 million, or 10%, with an Adjusted EBITDA Margin of 59.0%, an increase of 190 basis points from the prior year. The increase was primarily driven by incremental margins on revenue growth.

Data and Analytics
Adjusted EBITDA was $39.5 million in 2018 compared to $38.4 million in 2017, an increase of $1.1 million, or 3%, with an Adjusted EBITDA Margin of 25.6% in 2018 compared to 25.3% in 2017, an increase of 30 basis points from the prior year. The Adjusted EBITDA Margin increase was primarily due to incremental margins on revenue growth.
Adjusted Net Earnings and Adjusted Net Earnings Per Share
Adjusted Net Earnings was $277.9 million in 2018 compared to $209.6 million in 2017, an increase of $68.3 million, or 33%. Adjusted Net Earnings Per Share was $1.87 in 2018 compared to $1.38 in 2017, an increase of $0.49, or 36%. The increase was primarily driven by increased earnings from revenue growth and lower income tax expense and interest expense.
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Revenues
Consolidated Revenues were $1,051.6 million in 2017 compared to $1,026.0 million in 2016, an increase of $25.6 million, or 2%. The change in revenues is discussed further at the segment level below.
The following table sets forth revenues by segment for the periods presented (in millions):

	Year ended December 31,
	2017	2016
Software Solutions	$904.5	$860.7
Data and Analytics	151.6	172.6
Corporate and Other	(4.5)	(7.3)
Total	$1,051.6	$1,026.0
Software Solutions
Revenues were $904.5 million in 2017 compared to $860.7 million in 2016, an increase of $43.8 million, or 5%. Our servicing software business grew 8%, or $57.2 million, primarily driven by higher loan volumes on MSP, which increased 3.3% to 33.0 million average loans, price increases and higher transactional volumes. Our origination software business declined 8%, or $13.4 million, primarily driven by lower Exchange volumes as a result of a decline in refinancing originations, consulting revenues and client contract termination fees, partially offset by incremental revenues from business acquisitions.
Data and Analytics
Revenues were $151.6 million in 2017 compared to $172.6 million in 2016, a decrease of $21.0 million, or 12%. The decrease was driven by the effect of the Property Insight realignment, partially offset by growth in our property data and multiple listing service businesses. Had the realignment taken place on January 1, 2016, revenues for 2016 would have been lower by $30.1 million.
Operating Expenses
Consolidated Operating expenses were $569.5 million in 2017 compared to $582.6 million in 2016, a decrease of $13.1 million, or 2%. The changes in operating expenses are discussed further at the segment level below.
The following table sets forth operating expenses by segment for the periods presented (in millions):

	Year ended December 31,
	2017	2016
Software Solutions	$388.0	$374.6
Data and Analytics	113.2	144.4
Corporate and Other	68.3	63.6
Total	$569.5	$582.6
Software Solutions
Operating expenses were $388.0 million in 2017 compared to $374.6 million in 2016, an increase of $13.4 million, or 4%. The increase was primarily due to business acquisitions and the effect of costs associated with the Data Hub®.
Data and Analytics
Operating expenses were $113.2 million in 2017 compared to $144.4 million in 2016, a decrease of $31.2 million, or 22%. The decrease was primarily driven by the Property Insight realignment.

Corporate and Other
Operating expenses were $68.3 million in 2017 compared to $63.6 million in 2016, an increase of $4.7 million, or 7%. The increase was primarily driven by an increase in equity-based compensation and professional fees, partially offset by lower incentive bonus expense.
Depreciation and Amortization
Consolidated Depreciation and amortization was $206.5 million in 2017 compared to $208.3 million in 2016, a decrease of $1.8 million, or 1%. The changes in depreciation and amortization are discussed further at the segment level below.
The following table sets forth depreciation and amortization by segment for the periods presented (in millions):

	Year ended December 31,
	2017	2016
Software Solutions	$101.2	$107.0
Data and Analytics	12.8	8.0
Corporate and Other (1)	92.5	93.3
Total	$206.5	$208.3
_______________________________________________________

(1)
Depreciation and amortization for Corporate and Other primarily represents net incremental depreciation and amortization adjustments associated with the application of purchase accounting recorded in accordance with GAAP.

Software Solutions
Depreciation and amortization was $101.2 million in 2017 compared to $107.0 million in 2016, a decrease of $5.8 million, or 5%. The decrease is primarily due to lower amortization of deferred contract costs and software.
Data and Analytics
Depreciation and amortization was $12.8 million in 2017 compared to $8.0 million in 2016, an increase of $4.8 million, or 60%. The increase is primarily due to an increase in depreciation from computer hardware and amortization of new software development.
Transition and Integration Costs
Consolidated Transition and integration costs were $13.1 million in 2017 compared to $2.3 million in 2016, an increase of $10.8 million. Transition and integration costs for 2017 primarily consisted of legal and professional fees related to the Distribution and transition-related costs following the Distribution. In 2016, these costs consisted of acquisition-related costs and professional services related to the Distribution.
Operating Income (Loss)
Consolidated Operating income was $262.5 million in 2017 compared to $232.8 million in 2016, an increase of $29.7 million, or 13%. The change in operating income (loss) is discussed further at the segment level below.
The following table sets forth operating income (loss) by segment for the periods presented (in millions):

	Year ended December 31,
	2017	2016
Software Solutions	$415.3	$379.1
Data and Analytics	25.6	20.2
Corporate and Other	(178.4)	(166.5)
Total	$262.5	$232.8
Software Solutions
Operating income was $415.3 million in 2017 compared to $379.1 million in 2016, an increase of $36.2 million, or 10%. Operating margin was 45.9% in 2017 compared to 44.0% in 2016. The increase in operating income is primarily due to revenue growth within servicing software, partially offset by higher depreciation and amortization and the effect of expenses associated with the Data Hub®.

Data and Analytics
Operating income was $25.6 million in 2017 compared to $20.2 million in 2016, an increase of $5.4 million. Operating margin was 16.9% in 2017 compared to 11.7% in 2016. The increase in operating income is primarily due to incremental revenues excluding the Property Insight realignment.
Corporate and Other
Operating loss was $178.4 million in 2017 compared to $166.5 million in 2016, an increase of $11.9 million, or 7%. The increase was primarily driven by an increase in equity-based compensation and legal and professional fees related to the Distribution, partially offset by lower incentive bonus expense.
Interest Expense, Net
Consolidated Interest expense, net was $57.5 million in 2017 compared to $67.6 million in 2016, a decrease of $10.1 million, or 15%. The decrease is driven by interest savings from the term B loan repricing and debt refinancing.
Other Expense, Net
Consolidated Other expense, net was $12.6 million in 2017 compared to $6.4 million in 2016, an increase of $6.2 million, or 97%. The 2017 amount primarily consisted of losses on the extinguishment of debt and costs incurred in connection with our senior notes redemption, term A loan and revolving credit facility refinancing and the term B loan repricing as well as a resolution of a legacy tax matter. Other expense, net for 2016 primarily consisted of legal fees associated with litigation matters.
Income Tax Expense
Consolidated Income tax benefit was $61.8 million in 2017 compared to Income tax expense of $25.8 million in 2016. Our effective tax rate was (32.1)% in 2017 compared to 16.2% in 2016. The change is primarily due to an adjustment of $110.9 million related to the revaluation of our net deferred income tax liability as a result of the Tax Reform Act. The effect of this adjustment on our 2017 effective tax rate was (57.6)%, partially offset by a higher effective tax for the period following the Distribution as we no longer have any noncontrolling interests.
Adjusted Revenues
Consolidated Adjusted Revenues were $1,056.1 million in 2017 compared to $1,033.3 million in 2016, an increase of $22.8 million, or 2%. The increase was primarily driven by growth in our servicing software solutions and business acquisitions, partially offset by the effect of the Property Insight realignment and lower Exchange volumes as a result of a decline in refinancing originations.
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
The following tables set forth Adjusted EBITDA (in millions) and Adjusted EBITDA Margin by segment for the periods presented:

	Year ended December 31,
	2017	2016
Software Solutions	$516.5	$486.1
Data and Analytics	38.4	28.2
Corporate and Other	(49.1)	(51.2)
Total	$505.8	$463.1

	Year ended December 31,
	2017	2016
Software Solutions	57.1%	56.5%
Data and Analytics	25.3%	16.3%
Corporate and Other	N/A	N/A
Total	47.9%	44.8%

Software Solutions
Adjusted EBITDA was $516.5 million in 2017 compared to $486.1 million in 2016, an increase of $30.4 million, or 6%, with an Adjusted EBITDA Margin of 57.1%, an increase of 60 basis points from the prior year. The Adjusted EBITDA Margin increase was primarily driven by incremental margins on revenue growth, partially offset by costs associated with the Data Hub®.
Data and Analytics
Adjusted EBITDA was $38.4 million in 2017 compared to $28.2 million in 2016, an increase of $10.2 million, or 36%, with an Adjusted EBITDA Margin of 25.3% compared to 16.3% in 2016, an increase of 900 basis points from the prior year. The Adjusted EBITDA Margin increase was primarily due to the effect of the Property Insight realignment and incremental revenue growth.
Adjusted Net Earnings and Adjusted Net Earnings Per Share
Adjusted Net Earnings was $209.6 million in 2017 compared to $175.4 million in 2016, an increase of $34.2 million, or 19%. Adjusted Net Earnings Per Share was $1.38 in 2017 compared to $1.15 in 2016, an increase of $0.23, or 20% . The increase was primarily driven by increased earnings from revenue growth and lower interest expense.
Liquidity and Capital Resources
Cash Requirements
Our primary sources of liquidity are our existing cash and cash equivalents balances, cash flows from operations and borrowings on our revolving credit facility.
Our primary cash requirements include operating expenses, debt service payments (principal and interest), capital expenditures (including property, equipment and computer software expenditures) and tax-related payments and may include share repurchases and business acquisitions.
As of December 31, 2018, we had cash and cash equivalents of $20.3 million and debt principal of $1,349.8 million. We believe that our cash flows from operations and available cash and cash equivalents are sufficient to meet our liquidity needs, including the repayment of our outstanding debt, for at least the next 12 months. We anticipate that to the extent that we require additional liquidity, it will be funded through borrowings on our revolving credit facility, the incurrence of other indebtedness, equity issuance or a combination thereof. We cannot be assured that we will be able to obtain this additional liquidity on reasonable terms, or at all. The loss of the largest lender on our revolving credit facility would reduce our borrowing capacity by $68.0 million. Additionally, our liquidity and our ability to meet our obligations and fund our capital requirements are also dependent on our future financial performance, which is subject to general economic, financial and other factors that are beyond our control. Accordingly, we cannot be assured that our business will generate sufficient cash flows from operations or that future borrowings will be available from additional indebtedness or otherwise to meet our liquidity needs. Although we have no specific current plans to do so, if we decide to pursue one or more significant acquisitions, we may incur additional debt or sell additional equity to finance such acquisitions.
On February 8, 2019, we invested $375.0 million in The Dun & Bradstreet Corporation ("D&B") for an economic ownership of approximately 18%. This investment was funded by borrowings on our revolving credit facility. Refer to Note 3 to the Notes to Consolidated Financial Statements for additional information related to our investment in D&B.
Cash Flows
The following table provides a summary of cash flows from operating, investing and financing activities for the periods presented (in millions):

	Year ended December 31,
	2018	2017	2016
Cash flows provided by operating activities	$435.5	$351.1	$325.7
Cash flows used in investing activities	(144.1)	(84.7)	(230.2)
Cash flows used in financing activities	(287.3)	(384.1)	(147.6)
Net increase (decrease) in cash and cash equivalents	$4.1	$(117.7)	$(52.1)
Operating Activities
The $84.4 million increase in cash provided by operating activities in 2018 compared to 2017 is primarily related to increased earnings excluding the prior year effect of the Tax Reform Act and the timing and amount of cash receipts for Trade receivables, net. The $25.4 million increase in cash provided by operating activities in 2017 compared to 2016 is primarily related to increased earnings excluding the effect of the Tax Reform Act, partially offset by the increase in working capital.

Investing Activities
The $59.4 million increase in cash used in investing activities in 2018 compared to 2017 is primarily related to the HeavyWater and Ernst acquisitions and higher capital expenditures in 2018. The $145.5 million decrease in cash used in investing activities in 2017 compared to 2016 is primarily related to business acquisitions in 2016.
Financing Activities
The $96.8 million decrease in cash used in financing activities in 2018 compared to 2017 is primarily related to tax distributions to BKFS LLC members and the senior notes redemption fee in 2017. The $236.5 million increase in cash used in financing activities in 2017 compared to 2016 was primarily related to purchases of treasury stock, incremental debt-related payments, net of borrowings, and higher tax distributions to BKFS LLC members.
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
As of December 31, 2018, our required annual payments relating to these contractual obligations were as follows (in millions):

		Payments due by period
	Total	2019	2020-2021	2022-2023	Thereafter
Long-term debt	$1,349.8	$53.2	$128.2	$1,168.4	$—
Interest on long-term debt (1)	218.6	53.4	102.7	62.5	—
Data processing and maintenance commitments	151.6	66.3	85.3	—	—
Operating lease payments	31.0	11.1	15.5	3.7	0.7
Other (2)	7.2	1.7	3.3	2.2	—
Total	$1,758.2	$185.7	$335.0	$1,236.8	$0.7
___________________

(1)
These calculations include the effect of our interest rate swaps and assume that (a) applicable margins remain constant; (b) our term A loan and revolving credit facility variable rate debt is priced at the one-month LIBOR rate in effect as of December 31, 2018; (c) only mandatory debt repayments are made; and (d) no refinancing occurs at debt maturity.

(2)	Other includes commitment fees on our revolving credit facility and rating agencies fees.

Share Repurchase Program
A summary of share repurchases under our share repurchase program is as follows (in millions, except for per share amounts):

Year	Total number of shares repurchased		Aggregate purchase price	Average price paid per share	Shares remaining as of December 31,
	BKI	BKFS Class A
2017	2.0	1.2	$136.7	$42.87	6.8
2018	3.0	—	141.5	47.15	3.8
Total	5.0	1.2	$278.2	$44.94
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
In the normal course of business, we are routinely subject to a variety of risks, as described in Item 1A. Risk Factors of Part I of this Report and in our other filings with the SEC.
The risks related to our business also include certain market risks that may affect our debt and other financial instruments. At present, we face the market risks primarily associated with interest rate movements on our outstanding debt.
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
Interest Rate Risk
In addition to existing cash balances and cash provided by operating activities, we use variable rate debt to finance our operations. We are exposed to interest rate risk on these debt obligations and related interest rate swaps. As of December 31, 2018, we had $1,316.9 million in long-term debt principal outstanding from our 2018 Facilities, as defined in Note 11 to the Notes to Consolidated Financial Statements, all of which is variable rate debt.
The 2018 Facilities represent our long-term debt obligations as of December 31, 2018 exposed to interest rate risk. We performed a sensitivity analysis based on the principal amount of debt as of December 31, 2018, as well as the effect of our interest rate swaps. Further, in this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. An increase or decrease of 100 basis points in the applicable interest rate would cause an increase or decrease in interest expense of $13.2 million on an annual basis ($2.7 million including the effect of our current interest rate swaps) as the 1-month LIBOR rate was 2.52% as of December 31, 2018.
We have entered into interest rate swap agreements to hedge forecasted monthly interest rate payments on our variable rate debt. On May 29, 2018, we entered into an interest rate swap agreement with a forward starting date of January 31, 2019. As of December 31, 2018, we have the following interest rate swaps agreements (collectively, the "Swap Agreements") (in millions):

Effective dates	Notional amount	Fixed rates
February 1, 2016 through January 31, 2019	$200.0	1.01%
February 1, 2016 through January 31, 2019	$200.0	1.01%
March 31, 2017 through March 31, 2022	$200.0	2.08%
September 29, 2017 through September 30, 2021	$200.0	1.69%
April 30, 2018 through April 30, 2023	$250.0	2.61%
January 31, 2019 through January 31, 2023	$300.0	2.65%
Under the terms of the Swap Agreements, we receive payments based on the 1-month LIBOR rate (approximately 2.52% as of December 31, 2018).
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
Opinion on Internal Control Over Financial Reporting
We have audited Black Knight, Inc. and subsidiaries’ (the "Company") internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of earnings and comprehensive earnings, equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the “consolidated financial statements”), and our report dated February 22, 2019 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired HeavyWater, Inc. ("HeavyWater") on May 31, 2018 and Ernst Publishing Co., LLC and two related entities (collectively, "Ernst") on November 6, 2018, and management excluded from its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2018, HeavyWater's and Ernst's internal control over financial reporting associated with approximately 1.4% of total assets and 0.1% of total revenues included in the consolidated financial statements of the Company as of and for the year ended December 31, 2018. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of HeavyWater and Ernst.
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
February 22, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Black Knight, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Black Knight, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of earnings and comprehensive earnings, equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Notes 2 and 14 to the consolidated financial statements, the Company has changed its method of accounting for revenue and costs in 2018 in response to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers.
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
Jacksonville, Florida
February 22, 2019

BLACK KNIGHT, INC.
Consolidated Balance Sheets
(In millions, except share data)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$20.3	$16.2
Trade receivables, net	172.3	201.8
Prepaid expenses and other current assets	67.3	44.6
Receivables from related parties	6.2	18.1
Total current assets	266.1	280.7
Property and equipment, net	177.1	179.9
Computer software, net	405.6	416.8
Other intangible assets, net	188.0	231.6
Goodwill	2,329.7	2,306.8
Other non-current assets	286.9	240.1
Total assets	$3,653.4	$3,655.9
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable and other accrued liabilities	$67.8	$65.0
Accrued compensation and benefits	65.8	51.9
Current portion of long-term debt	52.5	55.1
Deferred revenues	52.9	59.6
Total current liabilities	239.0	231.6
Deferred revenues	106.8	100.7
Deferred income taxes, net	220.9	224.6
Long-term debt, net of current portion	1,284.2	1,379.0
Other non-current liabilities	16.0	11.2
Total liabilities	1,866.9	1,947.1
Commitments and contingencies (Note 13)
Equity:
Common stock; $0.0001 par value; 550,000,000 shares authorized; 153,241,851 shares issued and 149,358,973 shares outstanding as of December 31, 2018, and 153,430,030 shares issued and 151,430,030 shares outstanding as of December 31, 2017	—	—
Preferred stock; $0.0001 par value; 25,000,000 shares authorized; issued and outstanding, none as of December 31, 2018 and 2017	—	—
Additional paid-in capital	1,585.8	1,593.6
Retained earnings	381.1	201.4
Accumulated other comprehensive earnings	0.3	3.9
Treasury stock, at cost, 3,882,878 shares as of December 31, 2018 and 2,000,000 shares as of December 31, 2017	(180.7)	(90.1)
Total equity	1,786.5	1,708.8
Total liabilities and equity	$3,653.4	$3,655.9
See Notes to Consolidated Financial Statements.

BLACK KNIGHT, INC.
Consolidated Statements of Earnings and Comprehensive Earnings
(In millions, except per share data)

	Year ended December 31,
	2018	2017	2016
Revenues	$1,114.0	$1,051.6	$1,026.0
Expenses:
Operating expenses	625.4	569.5	582.6
Depreciation and amortization	217.0	206.5	208.3
Transition and integration costs	6.6	13.1	2.3
Total expenses	849.0	789.1	793.2
Operating income	265.0	262.5	232.8
Other income and expense:
Interest expense, net	(51.7)	(57.5)	(67.6)
Other expense, net	(7.1)	(12.6)	(6.4)
Total other expense, net	(58.8)	(70.1)	(74.0)
Earnings before income taxes	206.2	192.4	158.8
Income tax expense (benefit)	37.7	(61.8)	25.8
Net earnings	168.5	254.2	133.0
Less: Net earnings attributable to noncontrolling interests	—	71.9	87.2
Net earnings attributable to Black Knight	$168.5	$182.3	$45.8
Other comprehensive (loss) earnings:
Unrealized holding (losses) gains, net of tax (1)	(0.7)	3.7	(1.1)
Reclassification adjustments for (gains) losses included in net earnings, net of tax (2)	(2.7)	0.4	0.5
Total unrealized (losses) gains on interest rate swaps, net of tax	(3.4)	4.1	(0.6)
Foreign currency translation adjustment, net of tax (3)	(0.2)	—	(0.1)
Other comprehensive (loss) earnings	(3.6)	4.1	(0.7)
Comprehensive earnings attributable to noncontrolling interests	—	74.1	86.0
Comprehensive earnings	$164.9	$260.5	$131.1

	Year ended December 31,
	2018	2017	2016
Earnings per share:
Net earnings per share attributable to Black Knight common shareholders:
Basic	$1.14	$2.06	$0.69
Diluted	$1.14	$1.47	$0.67
Weighted average shares of common stock outstanding (see Note 4):
Basic	147.6	88.7	65.9
Diluted	148.2	152.4	67.9
______________________________

(1)	Net of income tax (benefit) expense of $(0.2) million, $2.1 million, and $(0.7) million for the years ended December 31, 2018, 2017 and 2016, respectively.
(2) Amounts reclassified to net earnings relate to (gains) losses on interest rate swaps and are included in Interest expense on the Consolidated Statements of Earnings and Comprehensive Earnings. Amount is net of income tax (benefit) expense of $(1.0) million, $0.3 million and $0.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.
(3) Net of income tax benefit of $0.1 million for the year ended December 31, 2018.

See Notes to Consolidated Financial Statements.

BLACK KNIGHT, INC.
Consolidated Statements of Equity
(In millions)

	Black Knight Financial Services, Inc.				Black Knight, Inc.
	Class A common stock		Class B common stock		Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) earnings	Treasury stock
	Shares	$	Shares	$	Shares	$				Shares	$	Noncontrolling interests	Total equity
Balance, December 31, 2015	68.3	$—	84.8	$—	—	$—	$798.9	$19.9	$(0.1)	—	$—	$1,026.3	$1,845.0
Issuance of restricted shares of Class A common stock	0.8	—	—	—	—	—	—	—	—	—	—	—	—
Equity-based compensation expense	—	—	—	—	—	—	11.9	—	—	—	—	—	11.9
Net earnings	—	—	—	—	—	—	—	45.8	—	—	—	87.2	133.0
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(0.1)	—	—	—	(0.1)
Unrealized losses on interest rate swaps	—	—	—	—	—	—	—	—	(0.6)	—	—	(1.2)	(1.8)
Tax distributions	—	—	—	—	—	—	—	—	—	—	—	(48.6)	(48.6)
Balance, December 31, 2016	69.1	—	84.8	—	—	—	810.8	65.7	(0.8)	—	—	1,063.7	1,939.4
Issuance of restricted shares of Class A common stock	1.0	—	—	—	—	—	—	—	—	—	—	—	—
Forfeitures of restricted shares of Class A common stock	(0.1)	—	—	—	—	—	—	—	—	—	—	—	—
Exchange of Class B common stock for Class A common stock	0.2	—	(0.2)	—	—	—	—	—	—	—	—	—	—
Tax withholding payments for restricted share vesting	(0.1)	—	—	—	(0.1)	—	(6.1)	—	—	—	—	—	(6.1)
Purchases of treasury stock	—	—	—	—	—	—	—	—	—	3.2	(136.7)	—	(136.7)
Equity-based compensation expense	—	—	—	—	—	—	18.7	—	—	—	—	—	18.7
Net earnings	—	—	—	—	—	—	—	182.3	—	—	—	71.9	254.2
Unrealized gains on interest rate swaps, net	—	—	—	—	—	—	—	—	4.1	—	—	2.2	6.3
Tax distributions to members	—	—	—	—	—	—	—	—	—	—	—	(75.3)	(75.3)
Distribution of FNF's ownership interest and related transactions	(70.1)	—	(84.6)	—	153.5	—	770.2	(46.6)	0.6	(1.2)	46.6	(1,062.5)	(291.7)
Balance, December 31, 2017	—	—	—	—	153.4	—	1,593.6	201.4	3.9	2.0	(90.1)	—	1,708.8
Cumulative effect of ASC 606 adoption (Note 14 )					—	—	—	11.2	—	—	—	—	11.2
Adjusted balance, January 1, 2018					153.4	—	1,593.6	212.6	3.9	2.0	(90.1)	—	1,720.0
Grant of restricted shares of common stock					—	—	(52.2)	—	—	(1.1)	52.2	—	—
Forfeitures of restricted shares of common stock					—	—	0.6	—	—	—	(0.6)	—	—
Tax withholding payments for restricted share vesting					(0.2)	—	(9.4)	—	—	—	—	—	(9.4)
Vesting of restricted shares granted from treasury stock					—	—	0.7	—	—	—	(0.7)	—	—
Purchases of treasury stock					—	—	—	—	—	3.0	(141.5)	—	(141.5)
Equity-based compensation expense					—	—	50.7	—	—	—	—	—	50.7
Net earnings					—	—	—	168.5	—	—	—	—	168.5
Foreign currency translation adjustment					—	—	—	—	(0.2)	—	—	—	(0.2)
Unrealized losses on interest rate swaps, net					—	—	—	—	(3.4)	—	—	—	(3.4)
Receipt from finalization of tax distribution					—	—	1.8	—	—	—	—	—	1.8
Balance, December 31, 2018					153.2	$—	$1,585.8	$381.1	$0.3	3.9	$(180.7)	$—	$1,786.5

See Notes to Consolidated Financial Statements.

BLACK KNIGHT, INC.
Consolidated Statements of Cash Flows
(In millions)

	Year ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net earnings	$168.5	$254.2	$133.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	217.0	206.5	208.3
Amortization of debt issuance costs, bond premium and original issue discount	3.1	3.5	2.7
Loss on extinguishment of debt, net	5.8	12.6	—
Deferred income taxes, net	(7.5)	(78.4)	3.2
Equity-based compensation	50.9	18.9	12.4
Changes in assets and liabilities, net of acquired assets and liabilities:
Trade and other receivables, including receivables from related parties	44.5	(52.5)	(6.4)
Prepaid expenses and other assets	(41.5)	1.7	(11.2)
Deferred contract costs	(44.8)	(48.5)	(51.9)
Deferred revenues	(6.4)	35.6	26.2
Trade accounts payable and other liabilities	45.9	(2.5)	9.4
Net cash provided by operating activities	435.5	351.1	325.7
Cash flows from investing activities:
Additions to property and equipment	(30.0)	(27.4)	(38.1)
Additions to computer software	(73.1)	(53.3)	(41.9)
Business acquisitions, net of cash acquired	(43.4)	—	(150.2)
Other investing activities	2.4	(4.0)	—
Net cash used in investing activities	(144.1)	(84.7)	(230.2)
Cash flows from financing activities:
Borrowings	935.5	480.0	55.0
Debt repayments	(1,067.9)	(214.8)	(149.0)
Purchases of treasury stock	(141.5)	(136.7)	—
Senior Notes redemption	—	(390.0)	—
Senior Notes redemption fee	—	(18.8)	—
Distributions to members	—	(75.3)	(48.6)
Receipt from finalization of tax distribution	1.8	—	—
Capital lease payments	—	(13.8)	(5.0)
Tax withholding payments for restricted share vesting	(9.4)	(6.1)	—
Debt issuance costs	(5.8)	(8.6)	—
Net cash used in financing activities	(287.3)	(384.1)	(147.6)
Net increase (decrease) in cash and cash equivalents	4.1	(117.7)	(52.1)
Cash and cash equivalents, beginning of period	16.2	133.9	186.0
Cash and cash equivalents, end of period	$20.3	$16.2	$133.9
Supplemental cash flow information:
Interest paid	$(48.0)	$(56.7)	$(60.2)
Income taxes paid, net	$(32.8)	$(15.7)	$(21.9)

See Notes to Consolidated Financial Statements.

BLACK KNIGHT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Except as otherwise indicated or unless the context otherwise requires, all references to "Black Knight," the "Company," "BKFS," "we," "us" or "our" (1) prior to the Distribution (as defined in Note 1 — Basis of Presentation), are to Black Knight Financial Services, Inc., a Delaware corporation, and its subsidiaries ("BKFS") and (2) after the Distribution, are to Black Knight, Inc., a Delaware corporation, and its subsidiaries ("BKI").

(1)	Basis of Presentation
The accompanying audited consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles ("GAAP"), and all adjustments considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated.
As a result of the Distribution and the THL Interest Exchange on September 29, 2017 (each as defined below), Black Knight, Inc. became the new public company and owns 100% of BKFS; therefore, we no longer have any noncontrolling interests as of September 30, 2017. Our underlying business remained the same and, for this reason, we did not have a change in reporting entity in accordance with GAAP.
The periods presented represent the consolidated financial position, results of operations and cash flows of: (1) BKI from September 30, 2017, the day subsequent to the Distribution, through December 31, 2018; and (2) BKFS prior to the Distribution.
Description of Business
We are a leading provider of integrated software, data and analytics solutions to the mortgage and consumer loan, real estate and capital markets verticals. Our solutions facilitate and automate many of the mission-critical business processes across the homeownership lifecycle. BKFS was incorporated in the State of Delaware on October 27, 2014, and BKI was incorporated in the State of Delaware on February 3, 2017.
Reporting Segments
We conduct our operations through two reporting segments, (1) Software Solutions and (2) Data and Analytics. See further discussion in Note 19—Segment Information.
Distribution of FNF's Ownership Interest and Related Transactions
On September 29, 2017, we completed a tax-free plan whereby Fidelity National Financial, Inc. and its subsidiaries ("FNF") distributed all 83.3 million shares of BKFS Class B common stock that it owned to FNF Group shareholders through a series of transactions (the "Distribution"). The Distribution was consummated through four newly-formed corporations, New BKH Corp. ("New BKH"), Black Knight, Inc. (formerly known as Black Knight Holdco Corp.), New BKH Merger Sub, Inc. ("Merger Sub One") and BKFS Merger Sub, Inc. ("Merger Sub Two"), as follows:

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

•
In the BKFS merger, each outstanding share of BKFS Class A common stock, par value $0.0001 per share ("Class A common stock") (other than shares owned by BKFS) was exchanged for one share of Black Knight, Inc. common stock. Shares of BKFS Class A common stock owned by BKFS, otherwise referred to as treasury stock, immediately prior to the BKFS merger were canceled for no consideration; and

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
On June 8, 2017, Black Knight, Inc., BKFS and certain affiliates of Thomas H. Lee Partners, L.P. ("THL") entered into an interest exchange agreement (the "THL Interest Exchange"). Immediately following the completion of the Distribution, affiliates of THL contributed to Black Knight, Inc. all of their BKFS Class B common stock and all of their membership interests in BKFS LLC ("Units") in exchange for a number of shares of Black Knight, Inc. common stock equal to the number of shares of BKFS Class B common stock contributed. Following the completion of the Distribution and the THL Interest Exchange, the shares of BKFS Class B common stock were canceled.
For additional details of the effects of the Distribution, the THL Interest Exchange and other related transactions, see "Share Repurchase Program" within this note, Note 2 — Significant Accounting Policies, Note 15 — Equity-Based Compensation, Note 16 — Employee Stock Purchase Plan and 401(k) Plan and Note 17 — Income Taxes.
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
A summary of share repurchases under our share repurchase program is as follows (in millions, except for per share amounts):

Year	Total number of shares repurchased		Aggregate purchase price	Average price paid per share	Shares remaining as of December 31,
	BKI	BKFS Class A
2017	2.0	1.2	$136.7	$42.87	6.8
2018	3.0	—	141.5	47.15	3.8
Total	5.0	1.2	$278.2	$44.94
Refer to Note 5 — Related Party Transactions for additional information related to the repurchase of shares of BKI common stock.

(2)	Significant Accounting Policies
The following describes our significant accounting policies that have been followed in preparing the accompanying consolidated financial statements.

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Principles of Consolidation
Prior to the Distribution, BKFS LLC was subject to the consolidation guidance related to variable interest entities as set forth in Accounting Standards Codification ("ASC") Topic 810, Consolidation ("ASC 810"). As the sole managing member of BKFS LLC, we had the exclusive authority to manage, control and operate the business and affairs of BKFS LLC and its subsidiaries, pursuant to the terms of the limited liability company agreement ("LLC Agreement"). Under the terms of the LLC Agreement, we were authorized to manage the business of BKFS LLC, including the authority to enter into contracts, manage bank accounts, hire employees and agents, incur and pay debts and expenses, merge or consolidate with other entities and pay taxes. Because we were the primary beneficiary through our sole managing member interest and possessed the rights established in the LLC Agreement, in accordance with the requirements of ASC 810, we controlled BKFS LLC and appropriately consolidated the operations thereof.
We accounted for noncontrolling interests in accordance with ASC 810 prior to the Distribution. Noncontrolling interests represented BKHI and certain of its affiliates' and THL and certain THL affiliates ("THL Affiliates")' share of net earnings or loss and of equity in BKFS LLC. BKFS Class A shareholders indirectly controlled BKFS LLC through our managing member interest. BKFS Class B shareholders had a noncontrolling interest in BKFS LLC. Their share of equity in BKFS LLC is reflected in Noncontrolling interests in our Consolidated Balance Sheets and their share of net earnings or loss in BKFS LLC is reported in Net earnings attributable to noncontrolling interests in our Consolidated Statements of Earnings and Comprehensive Earnings. Net earnings or loss attributable to noncontrolling interests do not include expenses incurred directly by us, including income tax expense attributable to us.
Subsequent to the distribution, BKFS LLC is an indirect wholly-owned subsidiary of BKI. As a result, we no longer have any noncontrolling interests in BKFS LLC.
Management Estimates
The preparation of these consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from our estimates.
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
Cash and cash equivalents consists of the following (in millions):

	December 31,
	2018	2017
Unrestricted:
Cash	$9.5	$13.1
Cash equivalents	10.8	1.3
Unrestricted cash and cash equivalents	20.3	14.4
Restricted cash equivalents (1)	—	1.8
Cash and cash equivalents	$20.3	$16.2
_______________

(1)	Restricted cash equivalents related to our former subsidiary, I-Net Reinsurance Limited, were held in trust until the final reinsurance policy expired.
Trade Receivables, Net
The carrying amounts reported in the Consolidated Balance Sheets for Trade receivables, net approximate their fair value because of their short-term nature.

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of Trade receivables, net of allowance for doubtful accounts is as follows (in millions):

	December 31,
	2018	2017
Trade receivables — billed	$136.6	$159.6
Trade receivables — unbilled	37.0	44.1
Trade receivables	173.6	203.7
Allowance for doubtful accounts	(1.3)	(1.9)
Trade receivables, net	$172.3	$201.8
In addition to the amounts above, we have unbilled receivables that we do not expect to collect within the next year included in Other non-current assets in our Consolidated Balance Sheets. Billings for these receivables are based on contractual terms. Refer to Note 10 — Other Non-Current Assets.
The allowance for doubtful accounts represents management's estimate of those balances that are uncollectible as of the balance sheet date. We determine the allowance based on known troubled accounts, historical experience and other currently available evidence. We write off trade receivables when the likelihood of collection of a trade receivable balance is considered remote.
The rollforward of allowance for doubtful accounts is as follows (in millions):

	Year ended December 31,
	2018	2017	2016
Beginning balance	$(1.9)	$(2.2)	$(2.5)
Bad debt expense	(0.6)	(0.8)	(0.6)
Write-offs, net of recoveries	1.2	1.1	0.9
Ending balance	(1.3)	(1.9)	(2.2)
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consists of the following (in millions):

	December 31,
	2018	2017
Prepaid expenses	$43.9	$36.1
Contract assets	14.8	—
Other current assets	8.6	8.5
Prepaid expenses and other current assets	$67.3	$44.6
Contract Assets
A contract asset represents our expectation of receiving consideration in exchange for products or services that we have transferred to our client. Contract assets and liabilities, or deferred revenues, are determined and netted at the contract level since the rights and obligations in a contract with a client are interdependent. In contrast, a receivable is our right to consideration that is unconditional except for the passage of time required before payment of that consideration is due. The difference in timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables, contract assets and deferred revenues from client advances and deposits. We account for receivables in accordance with ASC Topic 310, Receivables (“ASC 310”), and assess both contract assets and receivables for impairment in accordance with ASC 310. There were no impairment charges related to contract assets for the year ended December 31, 2018.
Our short-term contract assets, including related party contract assets, are included in Prepaid expenses and other current assets in our Consolidated Balance Sheets. Refer to Note 5 — Related Party Transactions. Our long-term contract assets are included in Other non-current assets in our Consolidated Balance Sheets. Refer to Note 10 — Other Non-Current Assets.
Property and Equipment, Net
Property and equipment, net is recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method based on the following estimated useful lives of the related assets: 30 years for buildings

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

and 3 to 7 years for furniture, fixtures and computer equipment. Leasehold improvements are amortized using the straight-line method over the lesser of the initial term of the respective lease or the estimated useful life of such asset.
Computer Software, Net
Computer software, net includes the fair value of software acquired in business combinations, purchased software and internally developed software, less accumulated amortization. Purchased software is recorded at cost and amortized using the straight-line method over its estimated useful life, ranging from 3 to 7 years. Software acquired in business combinations is recorded at its fair value and amortized using the straight-line method over its remaining estimated useful life.
Internal development costs are accounted for in accordance with ASC Topic 985, Software, Subtopic 20, Costs of Software to Be Sold, Leased, or Marketed, or ASC Topic 350, Intangibles - Goodwill and Other, Subtopic 40, Internal-Use Software. For computer software products to be sold, leased or marketed, all costs incurred to establish the technological feasibility are research and development costs and are expensed as they are incurred. Costs incurred subsequent to establishing technological feasibility, such as programmers salaries, related payroll costs and costs of independent contractors, are capitalized and amortized on a product-by-product basis commencing on the date of general release to customers. We do not capitalize any costs once the product is available for general release to customers. Amortization expense is recorded using the straight-line method over the estimated software life, which generally ranges from 5 to 10 years. We also assess the recorded value for impairment on a regular basis by comparing the carrying value to the estimated future cash flows to be generated by the underlying software asset.
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
Other Intangible Assets, Net
Other intangible assets, net consist primarily of customer relationships that are recorded in connection with acquisitions at their fair value based on the results of a valuation analysis, less accumulated amortization. Customer relationships are amortized over their estimated useful lives using an accelerated method that takes into consideration expected customer attrition rates over a period of up to 10 years from the acquisition date.
Our property records database, which is an intangible asset not subject to amortization, is included in Other non-current assets in our Consolidated Balance Sheets. Refer to Note 10 — Other Non-Current Assets.
Impairment Testing
Long-lived assets, including property and equipment, computer software and other intangible assets with definite useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. We did not have any events or circumstances indicating impairment of our long-lived assets for the years ended December 31, 2018, 2017 or 2016.
Goodwill
Goodwill represents the excess of cost over the fair value of identifiable assets acquired and liabilities assumed in business combinations. Goodwill is not amortized and is tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to the carrying amount. Goodwill is tested for impairment at the reporting unit level. In evaluating the recoverability of goodwill, we consider the amount of excess fair value over the carrying value of each reporting unit, the period of time since a reporting unit's last quantitative test, and other factors to determine whether or not to first perform a qualitative test. When performing an annual goodwill impairment analysis based on a review of qualitative factors, we evaluate if events and circumstances exist that lead to a determination that the fair value of each reporting unit is more likely than not greater than its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we perform a quantitative impairment test. The quantitative test includes determining the fair value of a reporting unit based on a weighted average of multiple valuation methods, primarily a combination of an income approach and a market approach, which are Level 3 and Level 2 inputs, respectively. The income approach includes the present value of estimated future cash flows, while the market approach uses earnings multiples of similar guideline public companies. If the fair value of a reporting unit exceeds its carrying amount, goodwill is not impaired and further testing is not required. We did not have any events or circumstances indicating impairment of our goodwill during the years ended December 31, 2018, 2017 and 2016.

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Deferred contract costs are amortized on a systematic basis consistent with the transfer to the client of the goods or services to which the asset relates. We consider the explicit term of the contract with the client, expected renewals and the rate of change related to our solutions in determining the amortization period, which ranges from 5 to 10 years.
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
Our deferred contract costs are included in Other non-current assets in our Consolidated Balance Sheets. Refer to Note 10 — Other Non-Current Assets. Amortization expense for deferred contract costs is included in Depreciation and amortization in our Consolidated Statements of Earnings and Comprehensive Earnings. Refer to the "Depreciation and Amortization" section below.
Trade Accounts Payable and Other Accrued Liabilities
The carrying amount reported in the Consolidated Balance Sheets for Trade accounts payable and other accrued liabilities approximates fair value because of their short-term nature.
Loss Contingencies
ASC Topic 450, Contingencies, requires that we accrue for loss contingencies associated with outstanding litigation, claims and assessments, as well as unasserted claims for which management has determined it is probable that a loss contingency exists and the amount of loss can be reasonably estimated. Refer to Note 13 — Commitments and Contingencies.
Deferred Compensation Plan
Prior to the Distribution, certain of our management level employees and directors participated in the FNF Deferred Compensation Plan (the "FNF DCP"). The FNF DCP permitted participants to defer receipt of part of their current compensation. Participant benefits for the FNF DCP were provided by a funded rabbi trust. The compensation withheld from FNF DCP participants, together with investment income on the FNF DCP, was recorded as a deferred compensation obligation to participants. The underlying rabbi trust and the related liability was historically carried by FNF. As a result of the Distribution, the liability to Black Knight participants in the FNF DCP, as well as the related assets of the funded rabbi trust, were transferred to the newly-formed Black Knight Deferred Compensation Plan (the "BK DCP") in a non-cash transaction. The terms of the BK DCP are consistent with the terms of the former FNF DCP. The assets of the funded rabbi trust are included in Other non-current assets. Refer to Note 10 — Other Non-Current Assets. As of December 31, 2018, $10.9 million of the related liability is included in Other non-current liabilities and $0.7 million of the related liability is included in Trade accounts payable and other accrued liabilities on the Consolidated Balance Sheets.
Equity-Based Compensation
We expense employee equity-based payments under ASC Topic 718, Compensation—Stock Compensation, which requires compensation cost for the grant date fair value of equity-based payments to be recognized over the requisite service period, which generally equals the vesting period. For awards with a performance condition, we recognize compensation cost under the graded vesting method over the requisite service period of the award, which results in accelerated recognition of the cost. We estimated the grant date fair value of the equity-based awards issued in the form of profits interests using the Black-Scholes option pricing model. The fair value of our restricted stock awards is measured based on the closing market price of our stock on the grant date. Income tax effects of awards are recorded in our Consolidated Statements of Earnings and Comprehensive Earnings when the awards vest or are settled. We account for forfeitures as they occur.

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Deferred Revenues
Deferred revenues represent our obligation to transfer products or services to our client for which we have received consideration, or an amount of consideration is due, from the client. During the year ended December 31, 2018, revenues recognized related to the amount included in the Deferred revenues balance at January 1, 2018 was $51.7 million.
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

2.
Identify the performance obligations in the contract. Performance obligations are promises to transfer a good or service to the client. Performance obligations may be each individual promise in a contract, or may be groups of promises within a contract that significantly affect one another. To the extent a contract includes multiple promises, we must apply judgment to determine whether promises are capable of being distinct and distinct in the context of the contract. If these criteria are not met, the promises are accounted for as a combined performance obligation. Promises that are often considered distinct include our primary software and hosting solutions, while certain ancillary services are generally not distinct within the context of a contract. Professional services such as training, dedicated teams and consulting services are generally distinct. Data solutions that support our software products also include licenses and valuation related analytical services that are generally distinct.

3.
Determine the transaction price. The transaction price is the total amount of consideration to which we expect to be entitled in exchange for transferring promised products and services to a client. Variable consideration refers to any consideration that changes during or after our performance or is contingent on the outcome of future events. Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. We estimate the amount of variable consideration that should be included in the transaction price utilizing either the most likely amount method or expected value method. The most prevalent form of variable consideration in our arrangements is a volume-based fee, which is generally estimated utilizing the most likely amount method based primarily on historical experience and expectations of future events. The amount of variable consideration is estimated at the contract’s inception, and we update the estimates of variable consideration throughout the life of the contract or until the variable feature becomes fixed.

4.
Allocate the transaction price to performance obligations in the contract. The allocation of the transaction price to performance obligations is generally done in proportion to their standalone selling prices (“SSP”). SSP is the price that

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

5.
Recognize revenues when or as the company satisfies a performance obligation. We recognize revenues when, or as, distinct performance obligations are satisfied by transferring control of the product or service to the client. A performance obligation is considered transferred when the client obtains control of the product or service. Transfer of control is typically evaluated from the client's perspective. At contract inception, we determine whether we satisfy the performance obligation over time or at a point in time. Revenues from software and hosting solutions are primarily recognized ratably over time or as fee-bearing usages occur. Revenues from certain licenses that require a significant level of integration, interdependency and interrelation with integral updates are generally recognized ratably over time as services are performed. Distinct professional services revenues are primarily billed on a time and materials basis, and revenues are recognized over time as the services are performed. Revenues from data solutions related to a license for historical data or the license portion of certain distinct term licenses are recognized at a point in time upon delivery, while the remaining arrangement consideration allocated to updates is recognized ratably over the period the updates are provided.

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
Operating Expenses
Operating expenses include all costs, excluding depreciation and amortization, incurred by us to produce revenues. Operating expenses primarily include compensation costs, including benefits and equity-based compensation, hardware and software maintenance costs, third-party software costs, rent-related costs and professional services. Equity-based compensation is included within Corporate and Other in Note 19—Segment Information.
General and administrative expenses, which are primarily included in Operating expenses within Corporate and Other in Note 19—Segment Information, include compensation costs, including benefits and equity-based compensation, hardware and software maintenance costs, term licensing costs, rent-related costs and other costs associated with the marketing, human resources, legal, enterprise risk, finance and other support functions. General and administrative expenses also include certain professional and legal fees and costs of advertising and other marketing-related programs.
Depreciation and Amortization
Depreciation and amortization includes depreciation of property and equipment and amortization of computer software, other intangible assets and deferred contract costs. Depreciation and amortization on the Consolidated Statements of Earnings and Comprehensive Earnings include the following (in millions):

	Year ended December 31,
	2018	2017	2016
Property and equipment	$32.4	$29.0	$28.4
Computer software	94.5	84.0	78.0
Other intangible assets	57.2	67.8	76.4
Deferred contract costs	32.9	25.7	25.5
Total	$217.0	$206.5	$208.3

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Computer software amortization for the year ended December 31, 2018 includes accelerated amortization of $1.7 million related to certain internally developed software. Deferred contract costs amortization for the years ended December 31, 2018, 2017 and 2016 includes accelerated amortization of $3.4 million, $3.3 million and $4.1 million, respectively.
Transition and Integration Costs
Transition and integration costs for 2018 primarily represent costs associated with executive transition, transition-related costs from the transfer of certain corporate functions from FNF following the Distribution and acquisition-related costs. Transition and integration costs for 2017 primarily consisted of legal and professional fees related to the Distribution and transition-related costs following the Distribution. In 2016, these costs consisted of acquisition-related costs and professional services related to the Distribution.
Interest Expense, Net
Interest expense, net consists primarily of interest expense on our borrowings, a guarantee fee that we paid FNF for their guarantee of our senior notes prior to the Senior Notes Redemption (as defined in Note 11—Long Term Debt), amortization of our debt issuance costs, bond premium and original issue discount, payments on our interest rate swaps, commitment fees on our revolving credit facility and administrative agent fees net of capitalized interest and interest income.
Income Taxes
We are subject to income tax in the U.S. and certain state jurisdictions in which we operate and record the tax effects as a part of the tax accounting process of preparing the consolidated financial statements. Our India subsidiary is subject to income tax in India. The tax accounting process involves calculating actual current tax expense together with assessing basis differences resulting from differing recognition of items for income tax and accounting purposes. These differences result in current and deferred income tax assets and liabilities, which are included within the Consolidated Balance Sheets. We must then assess the likelihood that deferred income tax assets will be recovered from future taxable earnings and, to the extent we believe that recovery is not likely, establish a valuation allowance. We believe that based on our historical pattern of taxable earnings, projections of future earnings, tax planning strategies, reversing taxable timing differences and other relevant evidence, we will produce sufficient earnings in the future to realize recorded deferred income tax assets. To the extent we establish a valuation allowance or increase an allowance in a period, we would reflect the increase as expense within Income tax expense in the Consolidated Statements of Earnings and Comprehensive Earnings. Determination of income tax expense requires estimates and can involve complex issues that may require an extended period to resolve. Further, the estimated level of annual earnings before income tax can cause the overall effective income tax rate to vary from period to period. We believe our tax positions comply with applicable tax law, and we adequately provide for any known tax contingencies. Final determination of prior-year tax liabilities, either by settlement with tax authorities or expiration of statutes of limitations, could be materially different than estimates reflected in assets and liabilities and historical income tax expense. The outcome of these final determinations could have a material effect on our income tax expense, net earnings or cash flows in the period that determination is made.
Black Knight is treated as a corporation under applicable federal and state income tax laws. Following the Distribution and THL Interest Exchange, we no longer have any noncontrolling interests. Deferred tax assets and liabilities are recognized for temporary differences between the financial reporting basis and the tax basis of the corporate subsidiaries' assets and liabilities and expected benefits of utilizing any net operating loss carryforwards.
Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable earnings in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of changes in tax rates and laws in future periods, if any, is reflected in the consolidated financial statements in the period enacted.
Treasury Shares
Shares held in treasury are at cost. Shares held in treasury at the time of the Distribution were canceled for no consideration. In connection with this transaction, we made a policy election to charge the cost in excess of par value to Retained earnings when we cancel or retire treasury shares.

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Recent Accounting Pronouncements
Revenue Recognition (ASC 606)
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606) as well as several other related updates, which were codified as ASC 606. On January 1, 2018, we adopted this update using the modified retrospective method. Under this method, we recognized the cumulative effect of applying the new revenue recognition standard to existing revenue contracts that were active as of the adoption date as an adjustment to the opening balance of Retained earnings. The reported results for the year ended December 31, 2018 reflect the application of ASC 606, while the comparative information has not been restated and continues to be reported under the related accounting standards in effect for those periods. The adoption of ASC 606 represents a change in accounting principle that is intended to more closely align revenue recognition with the delivery of our services and provides financial statement readers with enhanced disclosures.
The effect of ASC 606 on our consolidated financial statements as of December 31, 2018 and for year ended December 31, 2018 is disclosed in Note 14 — Revenues.
Leases (ASC Topic 842, Leases ("ASC 842"))
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under this update, lessees will be required to recognize the following for all leases (with the exception of leases with a term of 12 months or less) at the commencement date: (1) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use ("ROU") asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Leases will be classified as finance or operating, with such classification affecting the pattern and classification of expense recognition in the statement of earnings. Under this update, lessor accounting remains largely unchanged. The FASB has also issued other updates since this time that add further clarification. The new lease standard and related updates are effective for us on January 1, 2019.
In preparation for ASC 842, we have formed a project team that evaluated the requirements of ASC 842 and assessed the scope of existing lease agreements and other existing service contracts that are not considered leases under the current guidance. We applied an integrated approach to analyzing the effect of ASC 842, including a review of accounting policies and practices, evaluating differences from applying the requirements of the new standard to our existing agreements and business practices and assessing the need for any changes in our processes, accounting systems and design of relevant internal controls.
The primary effect of adopting the new standard relates to the recognition of our operating leases on our Consolidated Balance Sheets and providing additional disclosures about our leasing activities. Based upon our assessment, we did not identify a material change in our leasing activities. On the adoption date, we expect to recognize ROU assets and lease liabilities of approximately $28 million to $30 million on our Consolidated Balance Sheets for our operating leases.
ASC 842 provides a number of optional practical expedients. We have elected the practical expedient to combine lease and non-lease components when determining the fair value of the ROU asset and lease liability. We also have elected the practical expedient to exclude leases with an initial term of 12 months or less.
Entities are able to apply ASC 842 at the adoption date and recognize a cumulative effect adjustment to the opening balance of Retained earnings in the period of adoption. We will adopt ASC 842 on January 1, 2019 using this transition method.
Other Accounting Pronouncements
In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815). This update expands the permissible benchmark interest rates to include the Secured Overnight Financing Rate ("SOFR") and the Overnight Index Swap ("OIS") Rate as benchmark interest rates for hedge accounting purposes. For entities that have not already adopted ASU 2017-12, the guidance in this update is required to be adopted concurrently with ASU 2017-12. This update is required to be applied prospectively to qualifying new or redesignated hedging relationships entered into on and after the date of adoption. We do not expect the adoption of this update to have a material effect on our consolidated financial statements and related disclosures.
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This update more closely aligns the accounting treatment of implementation costs for cloud solutions to the treatment of costs to develop or obtain internal-use software. Costs incurred during the planning and post-implementation stages are typically expensed, while costs incurred during the development stage are typically capitalized. The capitalized implementation costs are to be expensed over the term of the hosting arrangement including renewal options to the extent those options are expected to be utilized.  This update also requires the capitalized implementation costs to be presented in the consolidated financial statements consistent with

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

the presentation of the ongoing fees and payments associated with the cloud arrangement. This update is effective for fiscal years beginning after December 15, 2019 with early adoption permitted. We will adopt this update as of January 1, 2019 and apply the amendments in this update prospectively to implementation costs incurred after the date of adoption. We do not expect the adoption of this update to have a material effect on our consolidated financial statements and related disclosures.
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
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This update allows a reclassification from Accumulated other comprehensive earnings to Retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 ("Tax Reform Act"). As this update only relates to the reclassification of the income tax effects of the Tax Reform Act, the underlying guidance that requires the effect of a change in tax law or rates is included in income from continuing operations is not affected. This update also requires certain disclosures about stranded tax effects. This update is effective in fiscal years beginning after December 15, 2018, with early adoption permitted. The amendments within this update should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Reform Act is recognized. We do not expect the adoption of this update to have a material effect on our consolidated financial statements and related disclosures.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This update expands and refines hedge accounting for both non-financial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. This update also includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. This update is effective for fiscal years beginning after December 15, 2018. We do not expect the adoption of this update to have a material effect on our consolidated financial statements and related disclosures.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This update eliminates Step 2 of the goodwill impairment test that required a hypothetical purchase price allocation. Rather, entities should apply the same impairment assessment to all reporting units and recognize an impairment loss for the amount by which a reporting unit's carrying amount exceeds its fair value, without exceeding the total amount of goodwill allocated to that reporting unit. Entities will continue to have the option to perform a qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. This update is effective prospectively for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019 with early adoption permitted. We do not expect this update to have a material effect on our consolidated financial statements and related disclosures.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses. This guidance significantly changes how companies measure and recognize credit impairment for many financial assets. The new Current Expected Credit Loss Model will require companies to immediately recognize an estimate of credit losses expected to occur over the remaining life of the financial assets included in the scope of this standard, which include trade receivables. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. Among other updates, it clarified that impairment of operating lease receivables should be accounted for under ASC 842. Both of these updates are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for annual and interim periods in fiscal years beginning after December 15, 2018. We do not expect this update to have a material effect on our consolidated financial statements and related disclosures.

(3)	Business Acquisitions and Other Investment
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
During the year ended December 31, 2018, we completed the acquisitions of HeavyWater, Inc. ("HeavyWater") and Ernst Publishing Co., LLC and two related entities (collectively, "Ernst"). Neither acquisition met the definition of "significant" pursuant to Article 3 of Regulation S-X (§210.3-05) either individually or in the aggregate. Further, the individual and aggregate results of

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

operations are not material to our consolidated financial statements and related disclosures. Further details of each acquisition are discussed below.
2018 Acquisitions
HeavyWater
On May 31, 2018, we completed our acquisition of HeavyWater, a provider of artificial intelligence and machine learning to the financial services industry. HeavyWater's AIVASM solution reads, comprehends and draws conclusions based on context to mimic cognitive thinking and build expertise over time. Heavywater's AIVASM solution will be integrated into our premier solutions and will allow clients to deploy artificial intelligence and machine learning within other parts of their organizations to help enhance efficiency, effectiveness and accuracy.
Ernst
On November 6, 2018, we completed the acquisition of Ernst, a provider of technology and closing cost data for the real estate and mortgage industries. Ernst's capabilities will be integrated into our premier suite of origination solutions and will augment our existing fee engine to create a unified access point for all fee-related needs.
Allocation of Purchase Price
The purchase price for each of the acquisitions was allocated to the assets acquired and liabilities assumed based on their estimated fair value at the acquisition date. The fair value of the acquired Computer software and Other intangible assets was primarily determined using a third-party valuation based on significant estimates and assumptions, including level 3 inputs, which are judgmental in nature. These estimates and assumptions include the projected timing and amount of future cash flows, discount rates reflecting the risk inherent in the future cash flows and future market prices. These estimates are preliminary and subject to adjustments as we complete our valuation process with respect to Computer software, Other intangible assets and Goodwill.
Total consideration paid, net of cash received, was $43.4 million for 100% of the equity interests in HeavyWater and Ernst. The total consideration paid was as follows (in millions):

Cash paid	$44.0
Less: cash acquired	(0.6)
Total consideration paid, net	$43.4
The following table summarizes the total purchase price consideration and the preliminary fair value amounts recognized for the assets acquired and liabilities assumed as of the acquisition dates (in millions):

Total purchase price consideration	$43.4

Trade receivables	$1.3
Prepaid expenses and other current assets	2.1
Computer software	8.4
Other intangible assets	13.6
Goodwill (Note 9)	22.9
Total assets acquired	48.3
Trade accounts payable and other accrued liabilities	3.1
Deferred revenues (current)	0.9
Deferred income taxes, net	0.9
Total liabilities assumed	4.9
Net assets acquired	$43.4
Additionally, we incurred direct transaction costs of $0.1 million for the year ended December 31, 2018 that are included in Transition and integration costs on the Consolidated Statements of Earnings and Comprehensive Earnings.

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Estimated Useful Lives of Property and Equipment, Computer Software and Other Intangible Assets Acquired
As of the respective acquisition dates, the gross carrying value and weighted average estimated useful lives of Property and equipment, Computer software and Other intangible assets acquired during the year ended December 31, 2018 consisted of the following (dollars in millions):

	Gross carrying value	Weighted average estimated life (in years)
Computer software	$8.4	5
Other intangible assets:
Customer relationships	12.1	10
Non-compete agreements	1.3	5
Trade names	0.2	3
Other intangible assets	13.6
Total gross carrying value	$22.0
2016 Acquisitions
eLynx
On May 16, 2016, we completed our acquisition of eLynx Holdings, Inc. ("eLynx"), a leading lending document and data delivery platform that we now refer to as our eLending business. Our eLending business helps clients in the financial services and real estate industries electronically capture and manage documents and associated data throughout the document lifecycle. We purchased eLynx to augment our origination software business. This acquisition positions us to electronically support the full mortgage origination process. Total consideration paid, net of cash received, was $115.0 million, for 100% of the equity interests. Additionally, we incurred direct transaction costs of $1.2 million for the year ended December 31, 2016 that are included in Transition and integration costs on the Consolidated Statements of Earnings and Comprehensive Earnings.
Motivity
On June 22, 2016, we completed our acquisition of Motivity Solutions, Inc. ("Motivity"), which provides customized mortgage business intelligence software solutions. Motivity, along with our LoanSphere product suite, including the Data Hub®, provides clients with deeper insights into their origination and servicing operations and portfolios. Total consideration paid, net of cash received, was $35.2 million for 100% of the equity interests. Additionally, we incurred direct transaction costs of $0.4 million for the year ended December 31, 2016 that are included in Transition and integration costs on the Consolidated Statements of Earnings and Comprehensive Earnings.
Other Investment
On August 8, 2018, an investment consortium (the “Consortium”) including Cannae Holdings, Inc. (“Cannae”) and affiliates of Bilcar, LLC, CC Capital Partners LLC and THL along with other investors entered into equity commitments in connection with the acquisition of The Dun & Bradstreet Corporation, a Delaware corporation ("D&B") (the "D&B Acquisition"). Contemporaneously, D&B entered into an Agreement and Plan of Merger (the "D&B Merger Agreement") by and among D&B, Star Parent, L.P., a Delaware limited partnership ("Star Parent"), and Star Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Star Parent ("Star Merger Sub"), pursuant to which, upon the terms and subject to the conditions set forth in the D&B Merger Agreement, Star Merger Sub would merge with and into D&B (the "Star Merger"), with D&B surviving the Star Merger as a wholly-owned subsidiary of Star Parent.
On January 24, 2019, we entered into an assignment and investment agreement with QIA FIG Holding LLC, Cannae, and Star Parent in connection with our $375.0 million investment as part of the Consortium.
On February 8, 2019, the Consortium completed the previously announced D&B Acquisition for $145.00 in cash for each share of D&B common stock then outstanding, and we funded a $375.0 million investment in Star Parent through borrowings on our revolving credit facility. In connection with the closing, we were issued certain limited partner interests in Star Parent, representing approximately 18% of the outstanding common equity of Star Parent.
D&B is a global leader in commercial data and analytics that provides various services helping companies improve their operational performance.

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(4)	Earnings Per Share
Basic earnings per share is computed by dividing Net earnings attributable to Black Knight by the weighted-average number of shares of common stock outstanding during the period.
For the periods presented, potentially dilutive securities include unvested restricted stock awards and the shares of BKFS Class B common stock prior to the Distribution. For the year ended December 31, 2017, the numerator in the diluted net earnings per share calculation is adjusted to reflect our income tax expense at an expected effective tax rate assuming the conversion of the shares of BKFS Class B common stock into shares of BKFS Class A common stock on a one-for-one basis prior to the Distribution. The effective tax rate for the year ended December 31, 2017 was (16.7)%, including the effect of the benefit related to the revaluation of our net deferred income tax liability and certain other discrete items recorded during 2017. For the year ended December 31, 2017, the denominator includes approximately 63.1 million shares of BKFS Class B common stock outstanding prior to the Distribution. However, for the year ended December 31, 2016, the 84.8 million shares of BKFS Class B common stock have been excluded in computing diluted net earnings per share because including them on an "if-converted" basis would have an antidilutive effect. The denominator also includes the dilutive effect of approximately 0.6 million, 0.6 million and 2.0 million shares of unvested restricted shares of common stock for the years ended December 31, 2018, 2017 and 2016, respectively.
The shares of BKFS Class B common stock did not share in the earnings or losses of Black Knight and were, therefore, not participating securities. Accordingly, basic and diluted net earnings per share of BKFS Class B common stock have not been presented.
The computation of basic and diluted earnings per share is as follows (in millions, except per share amounts):

	Year ended December 31,
	2018	2017	2016
Basic:
Net earnings attributable to Black Knight	$168.5	$182.3	$45.8
Shares used for basic net earnings per share:
Weighted average shares of common stock outstanding	147.6	88.7	65.9
Basic net earnings per share	$1.14	$2.06	$0.69

Diluted:
Earnings before income taxes		$192.4
Income tax benefit excluding the effect of noncontrolling interests		(32.2)
Net earnings		$224.6
Net earnings attributable to Black Knight	$168.5		$45.8
Shares used for diluted net earnings per share:
Weighted average shares of common stock outstanding	147.6	88.7	65.9
Dilutive effect of unvested restricted shares of common stock	0.6	0.6	2.0
Weighted average shares of BKFS Class B common stock outstanding	—	63.1	—
Weighted average shares of common stock, diluted	148.2	152.4	67.9
Diluted net earnings per share	$1.14	$1.47	$0.67

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(5)	Related Party Transactions
We are party to certain related party agreements, including certain agreements with FNF. As a result of the Distribution, FNF no longer has an ownership interest in us; however, FNF is still considered to be a related party, primarily due to the combination of certain shared board members, members of senior management and various agreements.
We were party to certain related party agreements with THL until May 11, 2018, the date of an underwritten secondary offering of shares of our common stock by affiliates of THL. As a result of this offering, certain affiliates of THL no longer have an ownership interest in us and are no longer considered related parties.
A summary of underwritten secondary offerings of shares of our common stock by affiliates of THL is as follows (in millions):

	May 11, 2018	March 15, 2018	February 15, 2018	November 24, 2017	May 12, 2017 (1)
Number of shares sold by affiliates of THL	12.1	8.0	8.0	7.0	5.8
Number of shares Black Knight repurchased from the underwriter	—	1.0	2.0	2.0	—
Shares owned by affiliates of THL immediately after each offering	—	12.1	20.1	28.1	35.1
_______________________________________________________

(1)	Includes the effect of an option for the underwriter to purchase an additional 0.8 million shares, which was exercised in full and closed on May 18, 2017.

As of February 8, 2019, D&B is considered to be a related party primarily due to the combination of certain shared board members, members of executive management and our investment. Refer to Note 3—Business Acquisitions and Other Investment. Transactions with FNF and THL are described below.
FNF
We have various agreements with FNF to provide software, data and analytics services, as well as corporate shared services and information technology. We are also a party to certain other agreements under which we incur other expenses or receive revenues from FNF.
A detail of the revenues and expenses, net from FNF is as follows (in millions):

	Year ended December 31,
	2018	2017	2016
Revenues	$57.6	$56.8	$73.5
Operating expenses	12.1	12.3	15.6
Guarantee fee	—	1.2	3.9
We paid to FNF a guarantee fee of 1.0% of the outstanding principal of the Senior Notes (as defined in Note 11—Long Term Debt) in exchange for the guarantee by FNF of the Senior Notes. The guarantee fee was included in Interest expense, net on the Consolidated Statements of Earnings and Comprehensive Earnings. On April 26, 2017, the Senior Notes were redeemed, and we are no longer required to pay a guarantee fee.
In connection with our 2018 Credit Agreement (as defined in Note 11 — Long-Term Debt), FNF no longer hold any principal amount of our debt. As of December 31, 2017, FNF held $48.8 million of principal amount of our Term B Loan (as defined in Note 11—Long Term Debt) from our 2015 Credit Agreement, as amended.
THL
Two managing directors of THL currently serve on our Board of Directors. We purchased software and systems services from certain entities over which THL exercises control. Transactions with THL are summarized through May 11, 2018, the date THL is no longer considered a related party.

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A detail of the expenses, net from THL is as follows (in millions):

	Year ended December 31,
	2018	2017	2016
Operating expenses	$—	$0.3	$1.3
Software and software-related purchases	—	—	1.1
Consolidated Statements of Earnings and Comprehensive Earnings
A detail of related party items included in Revenues is as follows (in millions):

	Year ended December 31,
	2018	2017	2016
Data and analytics services	$21.7	$24.0	$47.2
Servicing, origination and default software services	35.9	32.8	26.3
Total related party revenues	$57.6	$56.8	$73.5
A detail of related party items included in Operating expenses (net of expense reimbursements) is as follows (in millions):

	Year ended December 31,
	2018	2017	2016
Data entry, indexing services and other operating expenses	$8.2	$5.1	$9.6
Corporate services	4.9	9.2	10.4
Technology and corporate services	(1.0)	(1.7)	(3.1)
Total related party expenses, net	$12.1	$12.6	$16.9
Consolidated Balance Sheets
A detail of related party items included in Prepaid expenses and other current assets is as follows (in millions):

	December 31,
	2018	2017
Contract assets	$4.8	$—
Prepaid fees	—	0.1
Total related party prepaid expenses and other current assets	$4.8	$0.1
As of December 31, 2018, related party deferred revenues of $0.1 million are included in Deferred revenues (current) in our Consolidated Balance Sheets.
We believe the amounts earned from or charged by us under each of the foregoing arrangements are fair and reasonable. We believe our service arrangements are priced within the range of prices we offer to third parties, except for certain corporate services provided to FNF and certain corporate services provided by FNF, which are at cost. However, the amounts we earned or that were charged under these arrangements were not negotiated at arm's length and may not represent the terms that we might have obtained from an unrelated third party.

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(6)    Property and Equipment
Property and equipment, net consists of the following (in millions):

	December 31,
	2018	2017
Land	$11.9	$11.9
Buildings and improvements	71.1	65.8
Leasehold improvements	6.7	5.4
Computer equipment	208.9	203.1
Furniture, fixtures and other equipment	11.0	9.3
Property and equipment	309.6	295.5
Accumulated depreciation and amortization	(132.5)	(115.6)
Property and equipment, net	$177.1	$179.9
(7)    Computer Software
Computer software, net consists of the following (in millions):

	December 31,
	2018	2017
Internally developed software	$746.0	$679.4
Purchased software	60.7	45.7
Computer software	806.7	725.1
Accumulated amortization	(401.1)	(308.3)
Computer software, net	$405.6	$416.8
Internally developed software and purchased software are inclusive of amounts acquired through acquisitions.
Estimated amortization expense on computer software for the next five fiscal years is as follows (in millions):

2019 (1)	$93.6
2020	92.5
2021	77.8
2022	68.0
2023	59.4
_______________________________________________________

(1)	Assumes assets not in service as of December 31, 2018 are placed in service equally throughout the year.
(8)    Other Intangible Assets
Other intangible assets, net consists of the following (in millions):

	December 31, 2018			December 31, 2017
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	$568.0	$(382.8)	$185.2	$555.9	$(326.0)	$229.9
Other	6.9	(4.1)	2.8	5.3	(3.6)	1.7
Total intangible assets	$574.9	$(386.9)	$188.0	$561.2	$(329.6)	$231.6
Intangible assets, other than those with indefinite lives, are amortized over their estimated useful lives ranging from 3 to 10 years from the acquisition date using either a straight-line or accelerated method.

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Estimated amortization expense on other intangible assets for the next five fiscal years is as follows (in millions):

2019	$58.2
2020	47.2
2021	36.3
2022	25.2
2023	14.2
(9)    Goodwill
Goodwill consists of the following (in millions):

	Software Solutions	Data and Analytics	Corporate and Other	Total
Balance, December 31, 2016	$2,131.7	$172.1	$—	$2,303.8
Activity	3.0	—	—	3.0
Balance, December 31, 2017	2,134.7	172.1	—	2,306.8
HeavyWater and Ernst acquisitions (Note 3)	22.9	—	—	22.9
Balance, December 31, 2018	$2,157.6	$172.1	$—	$2,329.7
For the 2018 increase in Goodwill, $19.7 million is deductible for tax purposes, and $3.2 million is not deductible for tax purposes. The increase in Goodwill in 2017 is related to the eLynx measurement period adjustment recorded during the first quarter of 2017.
(10)    Other Non-Current Assets
Other non-current assets consists of the following (in millions):

	December 31,
	2018	2017
Deferred contract costs, net of accumulated amortization	$161.3	$136.1
Property records database	59.9	59.7
Prepaid expenses	18.3	4.0
Contract assets	17.0	—
Deferred compensation plan related assets	11.1	11.7
Unrealized gains on interest rate swaps	6.2	6.7
Unbilled receivables	5.0	14.6
Other	8.1	7.3
Other non-current assets	$286.9	$240.1

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(11)    Long-Term Debt
Long-term debt consists of the following (in millions):

	December 31, 2018				December 31, 2017
	Principal	Debt issuance costs	Discount	Total	Principal	Debt issuance costs	Discount	Total
Term A Loan	$1,234.4	$(6.9)	$—	$1,227.5	$1,004.3	$(7.0)	$—	$997.3
Term B Loan	—	—	—	—	390.0	(2.5)	(1.4)	386.1
Revolving Credit Facility	82.5	(5.4)	—	77.1	55.0	(4.3)	—	50.7
Other	32.9	—	(0.8)	32.1	—	—	—	—
Total long-term debt	1,349.8	(12.3)	(0.8)	1,336.7	1,449.3	(13.8)	(1.4)	1,434.1
Less: Current portion of long-term debt	53.2	(0.2)	(0.5)	52.5	55.5	(0.4)	—	55.1
Long-term debt, net of current portion	$1,296.6	$(12.1)	$(0.3)	$1,284.2	$1,393.8	$(13.4)	$(1.4)	$1,379.0
Principal Maturities of Debt
As of December 31, 2018, principal maturities are as follows (in millions):

2019	$53.2
2020	65.7
2021	62.5
2022	109.4
2023	1,059.0
Total	$1,349.8
2018 Credit Agreement
On April 30, 2018, our indirect subsidiary, Black Knight InfoServ, LLC ("BKIS") entered into an amended and restated credit and guaranty agreement (the “2018 Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent, the guarantors party thereto, the other agents party thereto and the lenders party thereto.
The 2018 Credit Agreement provided for (i) a $1,250.0 million term loan A facility (the “2018 Term A Loan”) and (ii) a $750.0 million revolving credit facility (the “2018 Revolving Credit Facility” and, together with the 2018 Term A Loan, collectively, the “2018 Facilities”), the proceeds of which were used to repay in full the Term A Loan, Term B Loan and Revolving Credit Facility outstanding under the 2015 Credit Agreement, as amended (defined below).
The 2018 Term A Loan and the 2018 Revolving Credit Facility bear interest at rates based upon, at the option of BKIS, either (i) the base rate plus a margin of between 25 and 50 basis points depending on the total leverage ratio of BKFS LLC and its restricted subsidiaries on a consolidated basis (the “Consolidated Leverage Ratio”) or (ii) the Eurodollar rate plus a margin of between 125 and 150 basis points depending on the Consolidated Leverage Ratio. In addition, BKIS will pay an unused commitment fee of between 15 and 20 basis points on the undrawn commitments under the 2018 Revolving Credit Facility, also depending on the Consolidated Leverage Ratio.
As of December 31, 2018, the 2018 Term A Loan and the 2018 Revolving Credit Facility bear interest at the Eurodollar rate plus a margin of 150 basis points. As of December 31, 2018, we have $667.5 million of unused capacity on the 2018 Revolving Credit Facility and pay an unused commitment fee of 20 basis points. During the year ended December 31, 2018, there were $676.9 million of incremental borrowings and $649.4 million of payments on our 2018 Revolving Credit Facility. During the year ended December 31, 2017, there were $180.0 million of incremental borrowings and $175.0 million of payments on our Revolving Credit Facility. As of December 31, 2018, the interest rates on the 2018 Term A Loan and the 2018 Revolving Credit Facility were 4.02% and 3.92%, respectively.

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The 2018 Facilities are guaranteed by all of BKIS’s wholly-owned domestic restricted subsidiaries and BKFS LLC, a Delaware limited liability company and the direct parent company of BKIS, and are secured by associated collateral agreements that pledge a lien on substantially all of BKIS’s assets, including fixed assets and intangibles, and the assets of the guarantors, in each case, subject to customary exceptions.
The 2018 Term A Loan is subject to amortization of principal, payable in quarterly installments on the last day of each fiscal quarter equal to the percentage set forth below of the initial aggregate principal amount of the term loans for such fiscal quarter:

Payment Dates	Percentage
December 31, 2018 through and including March 31, 2020	0.63%
Commencing on June 30, 2020 through and including March 31, 2022	1.25%
Commencing on June 30, 2022 through and including March 31, 2023	2.50%
The remaining principal balance of the 2018 Term A Loan is due upon maturity. Pursuant to the terms of the 2018 Credit Agreement, the loans under the 2018 Term A Loan and the 2018 Revolving Credit Facility mature on April 30, 2023.
For the year ended December 31, 2018, the amount included in Other expense, net on the Consolidated Statements of Earnings and Comprehensive Earnings related to the April 30, 2018 refinancing was $5.8 million.
2015 Credit Agreement
On May 27, 2015, BKIS entered into a credit and guaranty agreement (the "2015 Credit Agreement") with JPMorgan Chase Bank, N.A., as administrative agent, the guarantors party thereto and the other agents and lenders party thereto. The 2015 Credit Agreement provided for (i) an $800.0 million term loan A facility (the "Term A Loan"), (ii) a $400.0 million term loan B facility (the "Term B Loan") and (iii) a $400.0 million revolving credit facility (the "Revolving Credit Facility", and collectively with the Term A Loan and Term B Loan, the "Facilities"). The Facilities were guaranteed by substantially all of BKIS's wholly-owned domestic restricted subsidiaries and BKFS LLC, and were secured by associated collateral agreements that pledge a lien on virtually all of BKIS's assets, including fixed assets and intangible assets, and the assets of the guarantors.
Term B Loan Repricing
On February 27, 2017, BKIS entered into a First Amendment to Credit and Guaranty Agreement (the "2015 Credit Agreement First Amendment") with JPMorgan Chase Bank, N.A. as administrative agent. The 2015 Credit Agreement First Amendment reduced the pricing applicable to the loans under the Term B Loan by 75 basis points. Pursuant to the 2015 Credit Agreement First Amendment, the Term B Loan bore interest at rates based upon, at the option of BKIS, either (i) the base rate plus a margin of 125 basis points, or (ii) the Eurodollar rate plus a margin of 225 basis points, subject to a Eurodollar rate floor of 75 basis points. The Term B Loan was to mature on May 27, 2022. In addition, the terms of the 2015 Credit Agreement First Amendment permitted the Distribution. The amount included in Other expense, net on the Consolidated Statements of Earnings and Comprehensive Earnings related to the Term B Loan repricing was $1.1 million.
The Term B Loan was subject to amortization of principal, payable in equal quarterly installments on the last day of each fiscal quarter, which commenced on September 30, 2015, with 1.0% of the initial aggregate advances thereunder to be payable each year prior to the maturity date of the Term B Loan, and the remaining initial aggregate advances thereunder to be payable at the Term B Loan maturity date.
Term A Loan and Revolver Refinancing
On April 26, 2017, BKIS entered into a Second Amendment to Credit and Guaranty Agreement (the “2015 Credit Agreement Second Amendment”) with the JPMorgan Chase Bank, N.A. as administrative agent, the guarantors party thereto, the other agents party thereto and the lenders party thereto. The 2015 Credit Agreement Second Amendment increased (i) the aggregate principal amount of the Term A Loan by $300.0 million to $1,030.0 million and (ii) the aggregate principal amount of commitments under the Revolving Credit Facility by $100.0 million to $500.0 million. The 2015 Credit Agreement Second Amendment also reduced the pricing applicable to the loans under the Term A Loan and Revolving Credit Facility by 25 basis points and reduced the unused commitment fee applicable to the Revolving Credit Facility by 5 basis points. The Term A Loan and Revolving Credit Facility bore interest at rates based upon, at the option of BKIS, either (i) the base rate plus a margin of between 25 and 100 basis points depending on the total leverage ratio of BKFS LLC and its restricted subsidiaries on a consolidated basis (the “Consolidated Leverage Ratio”) or (ii) the Eurodollar rate plus a margin of between 125 and 200 basis points depending on the Consolidated Leverage Ratio, subject to a Eurodollar rate floor of zero basis points. In addition, BKIS was required to pay an unused commitment fee of between 15 and 30 basis points on the undrawn commitments under the Revolving Credit Facility, also depending on the Consolidated Leverage Ratio. Pursuant to the terms of the 2015 Credit Agreement Second Amendment, the Term A Loan and the

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Revolving Credit Facility were to mature on February 25, 2022. The amount included in Other expense, net on the Consolidated Statements of Earnings and Comprehensive Earnings related to the Term A Loan and Revolving Credit Facility refinancing was $3.3 million. The 2015 Credit Agreement Second Amendment was replaced by the 2018 Credit Agreement on April 30, 2018.
Other Debt
On April 1, 2018, we entered into a financing agreement for $32.9 million, with an imputed interest rate of 3.4%, primarily related to certain data processing and maintenance services. Quarterly payments are due beginning January 1, 2019 through April 1, 2020. As of December 31, 2018, $21.4 million is included in the Current portion of long-term debt in our Consolidated Balance Sheets.
Senior Notes
Through April 25, 2017, BKIS had 5.75% senior notes, interest paid semi-annually, which were scheduled to mature on April 15, 2023 (the "Senior Notes"). The Senior Notes were senior unsecured obligations, registered under the Securities Act of 1933 and contained customary affirmative, negative and financial covenants, and events of default for indebtedness of this type (with grace periods, as applicable, and lender remedies). On April 26, 2017, we redeemed the remaining $390.0 million in aggregate principal of the outstanding Senior Notes at a price of 104.825% (the "Senior Notes Redemption") and paid $0.7 million in accrued interest. The amount included in Other expense, net on the Consolidated Statements of Earnings and Comprehensive Earnings related to the Senior Notes Redemption was $8.2 million.
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
On January 2, 2014, upon consummation of the Acquisition, Lender Processing Services, Inc. ("LPS") entered into a Supplemental Indenture (the "Supplemental Indenture") with FNF, BKLS and the Trustee, to the Indenture dated as of October 12, 2012, among LPS, the subsidiary guarantors party thereto and the Trustee, related to the Senior Notes. Pursuant to the terms of the Supplemental Indenture, (i) FNF became a guarantor of LPS' obligations under the Senior Notes and agreed to fully and unconditionally guarantee the Senior Notes, on a joint and several basis with the guarantors named in the Indenture and (ii) BKLS became a "co-issuer" of the Senior Notes and agreed to become a co-obligor of LPS' obligations under the Indenture and the Senior Notes, on the same terms and subject to the same conditions as LPS, on a joint and several basis. As a result of FNF's guarantee of the Senior Notes, the Senior Notes were rated as investment grade, which resulted in the suspension of certain restrictive covenants in the Indenture. From May 26, 2015 through April 25, 2017, we paid to FNF a guarantee fee of 1.0% of the outstanding principal of the Senior Notes in exchange for the guarantee by FNF of the Senior Notes.
As a result of the Acquisition, the Senior Notes were adjusted to fair value, resulting in our recording a premium on the Senior Notes of approximately $23.3 million. The premium was amortized over the remaining term of the Senior Notes using the effective interest method. During the years ended December 31, 2017 and 2016, we recognized $0.5 million and $1.5 million of amortization, respectively, which is included as a component of Interest expense, net.
Fair Value of Long-Term Debt
The fair value of the Facilities approximates their carrying value at December 31, 2018 as they are variable rate instruments with short reset periods (either monthly or quarterly), which reflect current market rates. The fair value of our Facilities is based upon established market prices for the securities using Level 2 inputs.
Interest Rate Swaps
We have entered into interest rate swap agreements to hedge forecasted monthly interest rate payments on our floating rate debt. On April 11, 2018, we entered into a new interest rate swap agreement with a start date of April 30, 2018. On May 29, 2018, we entered into an interest rate swap agreement with a forward starting date on January 31, 2019. As of December 31, 2018, we have the following interest rate swap agreements (collectively, the "Swap Agreements") (in millions):

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Effective dates	Notional amount	Fixed rates
February 1, 2016 through January 31, 2019	$200.0	1.01%
February 1, 2016 through January 31, 2019	$200.0	1.01%
March 31, 2017 through March 31, 2022	$200.0	2.08%
September 29, 2017 through September 30, 2021	$200.0	1.69%
April 30, 2018 through April 30, 2023	$250.0	2.61%
January 31, 2019 through January 31, 2023	$300.0	2.65%
Under the terms of the Swap Agreements, we receive payments based on the 1-month LIBOR rate (approximately 2.52% as of December 31, 2018).
We entered into the Swap Agreements to convert a portion of the interest rate exposure on our floating rate debt from variable to fixed. We designated these Swap Agreements as cash flow hedges. A portion of the amount included in Accumulated other comprehensive earnings (loss) will be reclassified into Interest expense, net as a yield adjustment as interest payments are made on the hedged debt. The fair value of our Swap Agreements is based upon Level 2 inputs. We have considered our own credit risk and the credit risk of the counterparties when determining the fair value of our Swap Agreements.
The estimated fair value of our Swap Agreements in the Consolidated Balance Sheets is as follows (in millions):

	December 31,
Balance Sheet Account	2018	2017
Prepaid expenses and other current assets	$0.5	$—
Other non-current assets	$6.2	$6.7
Other non-current liabilities	$4.5	$—
As of December 31, 2018, a cumulative gain of $2.2 million ($1.6 million net of tax) is reflected in Accumulated other comprehensive earnings. As of December 31, 2017, a cumulative gain of $6.7 million ($3.9 million net of tax) is reflected in Accumulated other comprehensive earnings. Below is a summary of the effect of derivative instruments on amounts recognized in Other comprehensive earnings (loss) ("OCE") on the accompanying Consolidated Statements of Earnings and Comprehensive Earnings (in millions):

	Year ended December 31, 2018		Year ended December 31, 2017
	Amount of loss recognized in OCE	Amount of gain reclassified from Accumulated OCE into Net earnings	Amount of gain recognized in OCE	Amount of loss reclassified from Accumulated OCE into Net earnings
Swap agreements
Attributable to noncontrolling interests	$—	$—	$1.7	$0.5
Attributable to Black Knight	0.7	2.7	3.7	0.4
Total	$0.7	$2.7	$5.4	$0.9
Approximately $2.7 million ($2.0 million net of tax) of the balance in Accumulated other comprehensive earnings (loss) as of December 31, 2018 is expected to be reclassified into Interest expense, net over the next 12 months.
It is our policy to execute derivative financial instruments with credit-worthy banks and not to enter into such instruments for speculative purposes. As of December 31, 2018, we believe our interest rate swap counterparties will be able to fulfill their obligations under our agreements, and we believe we will have debt outstanding through the various expiration dates of the swaps such that the occurrence of future cash flow hedges remains probable.

(12)	Fair Value Measurements
Fair Value
Fair Value of Financial Assets and Liabilities
Fair value represents the amount that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair values of financial assets and liabilities are determined using the following fair value hierarchy:

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Fair Value of Assets Acquired and Liabilities Assumed
The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in millions):

	December 31, 2018				December 31, 2017
	Carrying amount	Fair value			Carrying amount	Fair value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents (Note 2)	$20.3	$20.3	$—	$—	$16.2	$16.2	$—	$—
Interest rate swaps (Note 11)	6.7	—	6.7	—	6.7	—	6.7	—

Liabilities:
Interest rate swaps (Note 11)	4.5	—	4.5	—	—	—	—	—

(13)	Commitments and Contingencies
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
We review lawsuits and other legal and regulatory matters (collectively "legal proceedings") on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings where it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts and which represents our best estimate has been recorded. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending cases is generally not yet determinable. While some of these matters could be material to our operating results or cash flows for any particular period if an unfavorable outcome results, at present we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our results or financial condition.
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

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Operating Leases
We lease certain of our property under leases which expire at various dates. Several of these agreements include escalation clauses and provide for renewal options for periods ranging from one to five years.
As of December 31, 2018, future minimum operating lease payments for leases with initial or remaining terms greater than one year are as follows (in millions):

2019	$11.1
2020	10.3
2021	5.2
2022	2.5
2023	1.2
Thereafter	0.7
Total	$31.0
Rent expense incurred under operating leases during the years ended December 31, 2018, 2017 and 2016 was $10.9 million, $9.4 million and $11.0 million, respectively.
Capital Lease
We entered into a one-year capital lease agreement commencing January 1, 2017 with a bargain purchase option for certain computer equipment. The computer equipment has a useful life of five years and is depreciated on a straight-line basis over this period. The computer equipment was valued based on the net present value of the minimum lease payments, which was $8.4 million (net of imputed interest of $0.1 million).
There is no remaining capital lease obligation as of December 31, 2018 or 2017.
Data Processing and Maintenance Services Agreements
We have various data processing and maintenance services agreements with vendors, which expire through 2021, for portions of our computer data processing operations and related functions.
As of December 31, 2018, payments for data processing and maintenance services agreements with initial or remaining terms greater than one year are as follows (in millions):

2019	$66.3
2020	55.4
2021	29.9
Total	$151.6
These amounts could be more or less depending on various factors such as the introduction of significant new technologies or changes in our data processing needs.
Off-Balance Sheet Arrangements
We do not have any material off-balance sheet arrangements other than operating leases and interest rate swaps.

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(14)     Revenues
Disaggregation of Revenues
The following tables summarize revenues from contracts with clients (in millions):

	Year ended December 31, 2018
	Servicing Software	Origination Software	Software Solutions	Data and Analytics	Corporate and Other		Total
Software and hosting solutions	$716.3	$108.8	$825.1	$29.8	$—		$854.9
Professional services	82.2	44.5	126.7	2.1	(2.5)	(1)	126.3
Data solutions	—	—	—	119.7	—		119.7
Other	0.5	9.7	10.2	2.9	—		13.1
Revenues	$799.0	$163.0	$962.0	$154.5	$(2.5)		$1,114.0
_______________________________________________________

(1)	Revenues for Corporate and Other represent deferred revenue purchase accounting adjustments recorded in accordance with GAAP.

Our Software Solutions segment offers leading software and hosting solutions that facilitate and automate many of the mission critical business processes across the homeownership lifecycle. These solutions primarily consist of processing and workflow management software applications. Our servicing software solutions primarily include our core servicing software solution that automates loan servicing, including loan setup and ongoing processing, customer service, accounting, reporting to the secondary mortgage market and investors and web-based workflow information systems. Our origination software solutions primarily include our solutions that automate and facilitate the origination of mortgage loans and provide an interconnected network allowing the various parties and systems associated with lending transactions to exchange data quickly and efficiently. Professional services consists of pre-implementation and post-implementation support and services and are primarily billed on a time and materials basis. Professional services may also include dedicated teams provided as part of agreements with software and hosting solutions clients.
Our Data and Analytics segment offers data and analytics solutions to the mortgage, real estate and capital markets verticals. These solutions include property ownership data, lien data, servicing data, automated valuation models, collateral risk scores, behavioral models, a multiple listing service software solution and other data solutions.
Effect of Adopting ASC 606
The primary effect of adopting ASC 606 relates to the timing differences attributable to the effect of straight-line revenue recognition due to escalating billings related to contractual minimums, certain distinct license arrangements and timing of revenue recognition for professional services. Certain agreements within our origination software solutions with distinct services that are substantially the same and provided ratably over the agreement term resulted in straight-line revenue recognition due to escalating billings related to contractual minimums. Further, we identified timing differences related to recognizing the license portion of certain distinct license arrangements within our origination software solutions and Data and Analytics segment upon delivery rather than ratably over the license term. Finally, we identified timing differences related to revenue recognition for certain distinct professional services for certain solutions within our servicing and origination software solutions, which are recognized in the period the professional services are performed compared to deferred and recognized over the remaining contract term under the previous standard. Moreover, fees for certain post-implementation professional services related to minor customization of hosted software solutions that are not distinct from the hosted software solutions are deferred and recognized over the remaining hosted software contract term rather than over the period the professional services are performed as required under the previous standard.
In addition, based on our analysis of contract acquisition and fulfillment costs, we did not identify a material change to our current practice for capitalizing such costs; however, we amortize certain capitalized contract costs over a longer time period for certain contracts. Based on the requirements of the new standard, we consider the explicit term of the contract with the client, expected renewals and the rate of change related to our solutions in determining the amortization period of our deferred contract costs.

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Opening Balance Sheet Adjustment on January 1, 2018
As a result of applying the modified retrospective method to adopt ASC 606, the following amounts on our Consolidated Balance Sheet were adjusted as of January 1, 2018 to reflect the cumulative effect adjustment to the opening balance of Retained earnings (in millions):

	As reported December 31, 2017	Adjustments for ASC 606 adoption	Adjusted January 1, 2018
Trade receivables, net	$201.8	$(6.2)	$195.6
Prepaid expenses and other current assets	44.6	11.8	56.4
Receivables from related parties	18.1	(3.7)	14.4
Computer software, net	416.8	1.8	418.6
Other non-current assets	240.1	16.6	256.7
Total assets	3,655.9	20.3	3,676.2

Deferred revenues (current)	59.6	(1.9)	57.7
Deferred revenues (non-current)	100.7	6.8	107.5
Deferred income taxes	224.6	4.2	228.8
Total liabilities	1,947.1	9.1	1,956.2
Retained earnings	201.4	11.2	212.6
Total equity	1,708.8	11.2	1,720.0
Total liabilities and equity	3,655.9	20.3	3,676.2
Effect of ASC 606 as of December 31, 2018 and for the Year Ended December 31, 2018
The following table summarizes the effect of adopting ASC 606 on our Consolidated Balance Sheet (in millions):

	As reported December 31, 2018	Effect of ASC 606 adoption	Amounts without adoption of ASC 606 December 31, 2018
Trade receivables, net	$172.3	$6.9	$179.2
Prepaid expenses and other current assets	67.3	(14.4)	52.9
Receivables from related parties	6.2	4.8	11.0
Computer software, net	405.6	(3.7)	401.9
Other non-current assets	286.9	(24.2)	262.7
Total assets	3,653.4	(30.6)	3,622.8

Deferred revenues (current)	52.9	4.1	57.0
Deferred revenues (non-current)	106.8	(4.3)	102.5
Deferred income taxes	220.9	(8.1)	212.8
Total liabilities	1,866.9	(8.3)	1,858.6
Retained earnings	381.1	(22.3)	358.8
Total equity	1,786.5	(22.3)	1,764.2
Total liabilities and equity	3,653.4	(30.6)	3,622.8

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables summarize the effect of adopting ASC 606 on our Consolidated Statement of Earnings and Comprehensive Earnings (in millions):

	Year ended December 31, 2018
	As reported	Effect of ASC 606 adoption	Amounts without adoption of ASC 606
Revenues	$1,114.0	$(11.6)	$1,102.4

Operating expenses	625.4	4.5	629.9
Depreciation and amortization	217.0	(1.1)	215.9
Income tax expense	37.7	(3.9)	33.8
Net earnings	168.5	(11.1)	157.4

Earnings per share:
Basic	$1.14	$(0.07)	$1.07
Diluted	$1.14	$(0.08)	$1.06
The following table summarizes the effect of adopting ASC 606 on our Consolidated Statement of Cash Flow (in millions):

	Year ended December 31, 2018
	As reported	Effect of ASC 606 adoption	Amounts without adoption of ASC 606
Cash flows from operating activities:
Net earnings	$168.5	$(11.1)	$157.4
Certain adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	217.0	(1.1)	215.9
Deferred income taxes, net	(7.5)	(3.9)	(11.4)
Changes in assets and liabilities:
Trade and other receivables, including receivables from related parties	44.5	(1.8)	42.7
Prepaid expenses and other assets	(41.5)	6.3	(35.2)
Deferred contract costs	(44.8)	4.5	(40.3)
Deferred revenues	(6.4)	4.7	(1.7)
Net cash provided by operating activities	$435.5	$(2.4)	$433.1
Cash flows from investing activities:
Additions to computer software	$(73.1)	$2.4	$(70.7)
Net cash used in investing activities	$(144.1)	$2.4	$(141.7)
Transaction Price Allocated to Future Performance Obligation
ASC 606 allows for the use of certain practical expedients, which we elected and applied to measure our future performance obligations as of December 31, 2018. As a result, our disclosure of transaction price allocated to these future performance obligations excludes the following:

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
As of December 31, 2018, the aggregate amount of the transaction price that is allocated to our future performance obligations was approximately $2.1 billion and is expected to be recognized as follows: 24% by December 31, 2019, 64% by December 31, 2021, 88% by December 31, 2023 and the rest thereafter.

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(15)	Equity-Based Compensation
Profits Interests Plan
Under the Black Knight Financial Services, LLC 2013 Management Incentive Plan (the "Incentive Plan"), we were authorized to issue up to 11.1 million Class B units of BKFS LLC ("BKFS LLC profits interests") to eligible members of management and the Board of Managers. During the year ended December 31, 2014, we issued BKFS LLC profits interests to certain members of BKFS LLC management, the BKFS LLC Board of Managers and certain employees of FNF and ServiceLink, which vested over three years, with 50% vesting after the second year and 50% vesting after the third year.
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
In connection with our initial public offering, we converted the 10.7 million outstanding BKFS LLC profits interests units into 8.0 million restricted shares of BKFS Class A common stock. We accelerated the vesting of 4.4 million restricted shares of BKFS Class A common stock held by our directors and the remaining 3.6 million unvested restricted shares continued to vest on the same schedule as the former BKFS LLC profits interests.
A summary of restricted shares granted is as follows:

Date	Number of shares granted	Grant date fair value per share	Vesting period (in years)	Vesting criteria
December 21, 2015	318,000	$32.37	3.0	Service and Performance
February 3, 2016	247,437	$28.29	3.0	Service and Performance
February 3, 2016	552,311	$28.29	4.0	Service and Performance
Various other 2016 dates	44,898	$ 32.74 - $34.84	4.0	Service
February 3, 2017	203,160	$37.90	3.0	Service and Performance
February 3, 2017	681,410	$37.90	4.0	Service and Performance
Various other 2017 dates	98,194	$ 41.90 - $42.25	2.0	Service
February 9, 2018	772,642	$45.85	3.0	Service and Performance
April 2, 2018	159,915	$46.90	3.0	Service and Performance
April 2, 2018	200,427	$46.90	2.3	Service
Various other 2018 dates	13,602	$ 50.15 - $53.70	3.0	Service and Performance

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Restricted stock transactions under the Black Knight Omnibus plan for the periods presented are as follows:

	Shares	Weighted average grant date fair value
Balance December 31, 2015	3,914,344	*
Granted	844,646	$28.56
Forfeited	(57,484)	*
Vested	(1,793,132)	*
Balance December 31, 2016	2,908,374	*
Granted	982,764	$38.31
Forfeited	(127,801)	$34.23
Vested	(2,181,626)	*
Balance, December 31, 2017	1,581,711	$34.48
Granted	1,146,586	$46.27
Forfeited	(22,515)	$42.71
Vested	(628,517)	$34.90
Balance, December 31, 2018	2,077,265	$40.77
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

On February 15, 2019, we granted 793,863 restricted shares of our common stock with a grant date fair value of $52.38 per share, which was based on the closing price of our common stock on the date of grant. These restricted shares vest over a three-year period; vesting is also based on certain operating performance criteria.
Equity-based compensation expense was $50.9 million, $18.9 million and $12.4 million for the years ended December 31, 2018, 2017 and 2016, respectively. Equity-based compensation includes accelerated recognition of $6.9 million and $1.3 million for the years ended December 31, 2018 and 2017, respectively. These expenses are included in Operating expenses in the Consolidated Statements of Earnings and Comprehensive Earnings
As of December 31, 2018, the total unrecognized compensation cost related to non-vested restricted shares of our common stock is $40.9 million, which is expected to be recognized over a weighted average period of approximately 1.6 years.

(16)	Employee Stock Purchase Plan and 401(k) Plan
Employee Stock Purchase Plan ("ESPP")
Effective July 20, 2015, we adopted the Black Knight Financial Services, Inc. Employee Stock Purchase Plan (the "BKFS ESPP ") that allows our eligible employees to voluntarily make after-tax contributions ranging from 3% to 15% of eligible earnings. We contribute varying matching amounts as specified in the BKFS ESPP document. On September 29, 2017, our Board of Directors approved, and BKI assumed the BKFS ESPP and renamed it the Black Knight, Inc. Employee Stock Purchase Plan (the "Black Knight ESPP"), which was amended and restated as of January 1, 2019. The terms of the Black Knight ESPP, as amended, are substantially similar to the terms of the BKFS ESPP.
We recorded expense of $7.8 million, $6.0 million and $5.8 million for the years ended December 31, 2018, 2017 and 2016, respectively, relating to the participation of our employees in the Black Knight ESPP and BKFS ESPP.
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

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We recorded expense of $6.3 million, $5.8 million and $5.5 million for the years ended December 31, 2018, 2017 and 2016, respectively, relating to the participation of our employees in the 401(k) plans.

(17)        Income Taxes
Income tax expense (benefit) consists of the following (in millions):

	Year ended December 31,
	2018	2017	2016
Current:
Federal	$35.0	$10.4	$15.3
State	9.4	5.3	6.0
Foreign	0.8	0.9	1.0
Total current	45.2	16.6	22.3

Deferred:
Federal	(2.3)	(87.5)	5.0
State	(5.2)	9.1	(1.1)
Foreign	—	—	(0.4)
Total deferred	(7.5)	(78.4)	3.5
Total income tax expense (benefit)	$37.7	$(61.8)	$25.8
On December 22, 2017, the Tax Reform Act was signed into law. Among other provisions, the Tax Reform Act reduced the federal statutory corporate income tax rate from 35% to 21%. During the fourth quarter of 2017, we recorded a one-time, non-cash net tax benefit of $110.9 million related to the revaluation of our deferred income tax assets and liabilities as a result of the Tax Reform Act.
A reconciliation of our federal statutory income tax rate to our effective income tax rate is as follows:

	Year ended December 31,
	2018	2017	2016
Federal statutory rate	21.0%	35.0%	35.0%
State income taxes, net of federal benefit	5.0	2.9	2.0
Noncontrolling interests	—	(13.7)	(19.2)
Tax credits	(1.8)	(0.6)	(0.6)
Transaction costs	—	1.4	—
Domestic production activities deduction	—	(0.5)	(1.1)
Effect of Tax Reform Act	—	(57.6)	—
Restricted share vesting	(1.0)	(0.5)	—
Effect of deferred revaluation related to lower blended state tax rate	(2.0)	—	—
Prior year return to provision adjustments	(2.8)	—	—
Other	(0.1)	1.5	0.1
Effective tax rate	18.3%	(32.1)%	16.2%

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Prior to the Distribution and THL Interest Exchange, BKFS was treated as a corporation and our net deferred tax liability was primarily related to our investment in BKFS LLC. Following the Distribution, we no longer have any noncontrolling interests, and indirectly own 100% of BKFS LLC. To reflect the 100% indirect ownership, we recorded a non-cash transaction resulting in an increase of $292.5 million to Deferred income taxes with an offset to Additional paid-in capital on the Consolidated Balance Sheets to reflect the difference in the tax and financial reporting basis of our assets and liabilities. Deferred tax assets and liabilities are recognized for temporary differences between the financial reporting basis and the tax basis of the corporate subsidiaries' assets and liabilities and expected benefits of utilizing net operating loss carryforwards.
As of December 31, 2018 and 2017, the components of deferred tax assets primarily relate to deferred revenues, equity-based compensation, employee benefits accruals and deferred compensation. As of December 31, 2018 and 2017, the components of deferred tax liabilities primarily relate to depreciation and amortization of intangible assets, property and equipment and deferred contract costs.
The significant components of deferred tax assets and liabilities consist of the following (in millions):

	December 31,
	2018	2017
Deferred tax assets:
Deferred revenues	$14.8	$26.7
Net operating loss carryovers	0.7	1.3
Equity-based compensation	9.2	3.9
Other	10.7	8.9
Total deferred tax assets	35.4	40.8
Deferred tax liabilities:
Goodwill and other intangibles	(178.9)	(193.8)
Deferred contract costs	(41.9)	(36.2)
Property, equipment and computer software	(28.0)	(26.1)
Other	(7.5)	(9.3)
Total deferred tax liabilities	(256.3)	(265.4)
Net deferred tax liability	$(220.9)	$(224.6)
As a result of the Distribution, we have a remaining net operating loss carryover of $0.7 million from BKHI. Although the loss is limited under IRC Section 382, we expect it to be fully utilized before it expires in 2033.
ASC Topic 740-10, Accounting for Uncertain Tax Positions, requires that a tax position be recognized or derecognized based on a more likely than not threshold. This applies to positions taken or expected to be taken on a tax return. In 2017, as a result of the Distribution, we recorded an $8.3 million contingent tax liability for an uncertain tax position that was previously recorded at BKHI. As part of the Distribution, we entered into a tax matters agreement with FNF (the "Tax Matters Agreement"). The agreement outlines requirements for items such as the filing of pre and post-spin tax returns, payment of tax liabilities, entitlements of refunds and certain other tax matters. Under the Tax Matters Agreement with FNF, we had an indemnification receivable for the full amount of the contingent tax liability included in Receivables from related parties on the Consolidated Balance Sheets as of December 31, 2017. In 2018, we received notification from the state of Florida that resulted in no change to our income tax liabilities. As a result, the $8.3 million contingent tax liability was resolved, and we no longer have a related indemnification receivable as of December 31, 2018.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2018	2017
Balance, January 1	$8.3	$—
Additions based on tax positions of prior years	0.4	8.3
Decreases based on tax positions of prior years	(8.3)	—
Balance, December 31	$0.4	$8.3

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We are currently under audit by the Internal Revenue Service ("IRS") for the 2014 and 2015 tax years. Our open tax years also include 2016, 2017 and 2018. We are currently under audit with the state of Florida for the 2015, 2016 and 2017 tax years. Other than the previously mentioned audits, we are not currently under audit for any other state jurisdiction or for India as of year end. We record interest and penalties related to income taxes, if any, as a component of Income tax (benefit) expense on the Consolidated Statements of Earnings and Comprehensive Earnings.
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
Tax Distributions
Prior to the Distribution, the taxable income of BKFS LLC was allocated to its members, including BKFS, and the members were required to reflect on their own income tax returns the items of income, gain, deduction and loss and other tax items of BKFS LLC that were allocated to them. BKFS LLC made tax distributions to its members for their allocable share of BKFS LLC's taxable income. Tax distributions are calculated based on allocations of income to a member for a particular taxable year without taking into account any losses allocated to the member in a prior taxable year. This practice is consistent with IRS regulations. Subject to certain reductions, tax distributions are generally made based on an assumed tax rate equal to the highest combined marginal federal, state and local income tax rate applicable to a U.S. corporation. BKFS LLC made tax distributions of $75.3 million and $48.6 million during the years ended December 31, 2017 and 2016, respectively. The 2017 tax distributions were for the 2016 tax year and 2017 tax year relating to the period before the Distribution. During 2018, the 2017 tax distribution amount was finalized, and we received a refund of $1.8 million from a former member of BKFS LLC.

(18)	Concentrations of Risk
We generate a significant amount of revenues from large customers, including a customer that accounted for 12% of total revenues for the years ended December 31, 2018, 2017 and 2016.
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of trade receivables and interest rate swaps.

(19)	Segment Information
ASC Topic 280, Segment Reporting ("ASC 280"), establishes standards for reporting information about segments and requires that a public business enterprise reports financial and descriptive information about its segments. Segments are components of an enterprise for which separate financial information is available and are evaluated regularly by the chief operating decision maker ("CODM") in deciding how to allocate resources and in assessing performance. Our chief executive officer is identified as the CODM as defined by ASC 280. To align with the internal management of our business operations based on service offerings, our business is organized into two segments. Refer to Note 14—Revenues for a description of our Software Solutions and Data and Analytics segments.
Separate discrete financial information is available for these two segments and the operating results of each segment are regularly evaluated by the CODM in order to assess performance and allocate resources. We use EBITDA as the primary profitability measure for making decisions regarding ongoing operations. EBITDA is earnings before Interest expense, net, Income tax expense (benefit) and Depreciation and amortization. We do not allocate Interest expense, Other expense, net, Income tax expense (benefit), equity-based compensation and certain other items, such as purchase accounting adjustments and acquisition-related costs to the segments, since these items are not considered in evaluating the segments' overall operating performance.
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

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Summarized financial information concerning our segments is shown in the tables below (in millions):

	Year ended December 31, 2018
	Software Solutions	Data and Analytics	Corporate and Other		Total
Revenues	$962.0	$154.5	$(2.5)	(1)	$1,114.0
Expenses:
Operating expenses	394.8	115.0	115.6		625.4
Transition and integration costs	—	—	6.6		6.6
EBITDA	567.2	39.5	(124.7)		482.0
Depreciation and amortization	112.9	14.1	90.0	(2)	217.0
Operating income (loss)	454.3	25.4	(214.7)		265.0
Interest expense, net					(51.7)
Other expense, net					(7.1)
Earnings before income taxes					206.2
Income tax expense					37.7
Net earnings					$168.5

Balance sheet data:
Total assets	$3,227.8	$310.2	$115.4	(3)	$3,653.4
Goodwill	$2,157.6	$172.1	$—		$2,329.7
_______________________________________________________

(1)	Revenues for Corporate and Other represent deferred revenue purchase accounting adjustments recorded in accordance with GAAP.

(2)
Depreciation and amortization for Corporate and Other primarily represents net incremental depreciation and amortization adjustments associated with the application of purchase accounting recorded in accordance with GAAP.

(3)	Receivables from related parties are included in Corporate and Other.

	Year ended December 31, 2017
	Software Solutions	Data and Analytics	Corporate and Other		Total
Revenues	$904.5	$151.6	$(4.5)	(1)	$1,051.6
Expenses:
Operating expenses	388.0	113.2	68.3		569.5
Transition and integration costs	—	—	13.1		13.1
EBITDA	516.5	38.4	(85.9)		469.0
Depreciation and amortization	101.2	12.8	92.5	(2)	206.5
Operating income (loss)	415.3	25.6	(178.4)		262.5
Interest expense, net					(57.5)
Other expense, net					(12.6)
Earnings before income taxes					192.4
Income tax benefit					(61.8)
Net earnings					$254.2

Balance sheet data:
Total assets	$3,223.5	$304.7	$127.7	(3)	$3,655.9
Goodwill	$2,134.7	$172.1	$—		$2,306.8
_______________________________________________________

(1)	Revenues for Corporate and Other represent deferred revenue purchase accounting adjustments recorded in accordance with GAAP.

(2)
Depreciation and amortization for Corporate and Other primarily represents net incremental depreciation and amortization adjustments associated with the application of purchase accounting recorded in accordance with GAAP.

(3)	Receivables from related parties are included in Corporate and Other.

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year ended December 31, 2016
	Software Solutions	Data and Analytics	Corporate and Other		Total
Revenues	$860.7	$172.6	$(7.3)	(1)	$1,026.0
Expenses:
Operating expenses	374.6	144.4	63.6		582.6
Transition and integration costs	—	—	2.3		2.3
EBITDA	486.1	28.2	(73.2)		441.1
Depreciation and amortization	107.0	8.0	93.3	(2)	208.3
Operating income (loss)	379.1	20.2	(166.5)		232.8
Interest expense, net					(67.6)
Other expense, net					(6.4)
Earnings before income taxes					158.8
Income tax expense					25.8
Net earnings					$133.0

Balance sheet data:
Total assets	$3,242.0	$310.3	$209.7	(3)	$3,762.0
Goodwill	$2,131.7	$172.1	$—		$2,303.8
_______________________________________________________

(1)	Revenues for Corporate and Other represent deferred revenue purchase accounting adjustments recorded in accordance with GAAP.

(2)
Depreciation and amortization for Corporate and Other primarily represents net incremental depreciation and amortization adjustments associated with the application of purchase accounting recorded in accordance with GAAP.

(3)	Receivables from related parties are included in Corporate and Other.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
As of the end of the year covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer ("CEO") and Executive Vice President and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Act is: (a) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms; and (b) accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has adopted the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2018. Management has excluded HeavyWater and Ernst, (the "Excluded Businesses") from its assessment of internal control over financial reporting as of December 31, 2018, because the Excluded Businesses were acquired during 2018. The total assets, including goodwill and identifiable intangible assets, and total revenues of the Excluded Businesses represent approximately 1.4% and 0.1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2018.
The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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
(a) (1) Financial Statements. The following is a list of the consolidated financial statements of Black Knight, Inc. and its subsidiaries included in Item 8 of Part II:
(a) (2) Financial Statement Schedules. All financial statement schedules have been omitted because they are not applicable or the required information is presented in the consolidated financial statements or the notes thereto.
(a) (3) Exhibits. Exhibits required to be filed by Item 601 of Regulation S-K, and by Item 15(b) included below:

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

4.1
Form of Registration Rights Agreement by and among Black Knight Financial Services, Inc., Black Knight Holdings, Inc., the THL Parties, Chicago Title Insurance Company, Fidelity National Title Insurance Company, Holders, Other Stockholders and, solely in respect of Section 4.16 thereof, Black Knight Financial Services, LLC (incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the Form S-1 Registration Statement filed by Black Knight Financial Services, Inc. on March 30, 2015 (No. 333-201241))

10.1
Credit and Guaranty Agreement, dated as of May 27, 2015, among Black Knight Infoserv, LLC, as Borrower, Black Knight Financial Services, LLC, as Holdings, the Subsidiaries of the Borrower from time to time party thereto, the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and Bank of America, N.A., as a Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to Form 8-K filed by Black Knight Financial Services, Inc. on May 28, 2015 (No. 001-37394))

10.2
Amended and Restated Employment Agreement by and between William P. Foley, II and BKFS I Management, Inc. dated January 8, 2016 (incorporated by reference to Exhibit 10.6 to the Form 10-K filed by Black Knight Financial Services, Inc. on February 26, 2016 (No. 001-37394)) (1)

10.3
Amended and Restated Employment Agreement by and between Thomas J. Sanzone and BKFS I Management, Inc. dated January 3, 2014 (incorporated by reference to Exhibit 10.10 to Amendment No. 3 to the Form S-1 Registration Statement filed by Black Knight Financial Services, Inc. on April 20, 2015 (No. 333-201241)) (1)

10.4
Amended and Restated Employment Agreement by and between Kirk T. Larsen and BKFS I Management, Inc. dated April 23, 2015 (incorporated by reference to Exhibit 10.11 to Amendment No. 4 to the Form S-1 Registration Statement filed by Black Knight Financial Services, Inc. on May 4, 2015 (No. 333-201241)) (1)

10.5
Amended and Restated Employment Agreement by and between Anthony Orefice and BKFS I Management, Inc. dated January 3, 2014 (incorporated by reference to Exhibit 10.14 to Amendment No. 3 to the Form S-1 Registration Statement filed by Black Knight Financial Services, Inc. on April 20, 2015 (No. 333-201241)) (1)

10.6
Amendment to Employment Agreement by and between Anthony Orefice and BKFS I Management, Inc. effective as of September 2, 2014 (incorporated by reference to Exhibit 10.15 to Amendment No. 3 to the Form S-1 Registration Statement filed by Black Knight Financial Services, Inc. on April 20, 2015 (No. 333-201241)) (1)

10.7
Employment Agreement by and between BKFS I Management, Inc. and Michael L. Gravelle, effective as of March 1, 2015 (incorporated by reference to Exhibit 10.16 to Amendment No. 3 to the Form S-1 Registration Statement filed by Black Knight Financial Services, Inc. on April 20, 2015 (No. 333-201241)) (1)

10.8
Black Knight, Inc. Deferred Compensation Plan, effective September 15, 2017 (incorporated by reference to Exhibit 10.12 to the Form 10-K filed by Black Knight, Inc. on February 23, 2018 (No. 001-37394)) (1)

10.9
Cross-Indemnity Agreement by and between Black Knight Financial Services, LLC and ServiceLink Holdings, LLC dated as of December 22, 2014 (incorporated by reference to Exhibit 10.20 to Amendment No. 2 to the Form S-1 Registration Statement filed by Black Knight Financial Services, Inc. on March 30, 2015 (No. 333-201241))

10.10
First Amendment to Amended and Restated Employment Agreement by and between Kirk T. Larsen and BKFS I Management, Inc. dated March 17, 2016 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Black Knight Financial Services, Inc. on April 29, 2016 (No. 001-37394)) (1)

10.11
Amendment No. 2 to Amended and Restated Employment Agreement by and between Anthony Orefice and BKFS I Management, Inc. dated January 3, 2016 (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Black Knight Financial Services, Inc. on April 29, 2016 (No. 001-37394)) (1)

10.12
Second Amendment to Employment Agreement by and between BKFS I Management, Inc. and Kirk Larsen effective April 30, 2016 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Black Knight Financial Services, Inc. on August 9, 2016 (No. 001-37394)) (1)

10.13
Amendment No. 3 to Employment Agreement by and between BKFS I Management, Inc. and Tony Orefice effective April 30, 2016 (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Black Knight Financial Services, Inc. on August 9, 2016 (No. 001-37394)) (1)

10.14
First Amendment to Amended and Restated Employment Agreement by and between BKFS I Management, Inc. and Tom Sanzone effective April 30, 2016 (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by Black Knight Financial Services, Inc. on August 9, 2016 (No. 001-37394)) (1)

10.15
First Amendment to Employment Agreement by and between BKFS I Management, Inc. and Michael L. Gravelle effective April 30, 2016 (incorporated by reference to Exhibit 10.4 to the Form 10-Q filed by Black Knight Financial Services, Inc. on August 9, 2016 (No. 001-37394)) (1)

10.16
Employment Agreement by and between BKFS I Services, LLC and Anthony M. Jabbour, effective as of April 1, 2018 (incorporated by reference to Exhibit 10.21 to the Form 10-K filed by Black Knight, Inc. on February 23, 2018 (No. 001-36394)) (1)

10.17
Amendment to the Restricted Stock Award Agreement (Subject to Time-Based Restriction) (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Black Knight Financial Services, Inc. on November 3, 2016 (No. 001-37394))

10.18
Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement (2015) under Black Knight Financial Services, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.33 to the Form 10-K filed by Black Knight Financial Services, Inc. on February 26, 2016 (No. 001-37394)) (1)

10.19
Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement (2016) with a 3 year vesting under Black Knight Financial Services, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.34 to the Form 10-K filed by Black Knight Financial Services, Inc. on February 26, 2016 (No. 001-37394)) (1)

10.20
Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement (2016) with a 4 year vesting under Black Knight Financial Services, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.35 to the Form 10-K filed by Black Knight Financial Services, Inc. on February 26, 2016 (No. 001-37394)) (1)

10.21
Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement (2017) with a 3 year vesting under Black Knight Financial Services, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.40 to the Form 10-K filed by Black Knight Financial Services, Inc. on February 24, 2017 (No. 001-37394)) (1)

10.22
Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement (2017) with a 4 year vesting under Black Knight Financial Services, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.41 to the Form 10-K filed by Black Knight Financial Services, Inc. on February 24, 2017 (No. 001-37394)) (1)

10.23
Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement (2018) under Black Knight, Inc. Amended and Restated 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.28 to the Form 10-K filed by Black Knight, Inc. on February 23, 2018 (No. 001-373394)) (1)

10.24	Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement (2019) under Black Knight, Inc. Amended and Restated 2015 Omnibus Incentive Plan (1)

10.25
First Amendment to Credit and Guaranty Agreement, dated as of February 27, 2017, by and among Black Knight InfoServ, LLC, a Delaware limited liability company, as the borrower, and JPMorgan Chase Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Black Knight Financial Services, Inc. on March 2, 2017 (No. 001-37394))

10.26
Second Amendment to Credit and Guaranty Agreement, dated as of April 26, 2017, by and among Black Knight InfoServ, LLC, a Delaware limited liability company, as the borrower, and JPMorgan Chase Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Black Knight Financial Services, Inc. on April 27, 2017 (No. 001-37394))

10.27
Interest Exchange Agreement, dated as of June 8, 2017, by and among Black Knight Financial Services, Inc., Black Knight Holdco Corp., THL Equity Fund VI Investors (BKFS-LM), LLC and THL Equity Fund VI Investors (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Black Knight Financial Services, Inc. on June 9, 2017 (No. 001-37394))

10.28
Amended and Restated Employment Agreement by and between Joseph M. Nackashi and BKFS I Management, Inc. effective July 17, 2017 (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Black Knight Financial Services, Inc. on July 28, 2017 (No. 001-37394)) (1)

10.29	Black Knight, Inc. Amended and Restated 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to the Form 8-K filed by Black Knight, Inc. on October 2, 2017 (No. 001-37394)) (1)

10.30	Black Knight, Inc. Employee Stock Purchase Plan, amended and restated effective as of January 1, 2019.

10.31	Black Knight 401(k) Profit Sharing Plan (incorporated by reference to Exhibit 99.1 to the Form S-8 Registration Statement filed by Black Knight, Inc. on October 3, 2017 (No. 333-220786))

10.32
Amended and Restated Credit and Guaranty Agreement, dated as of April 30, 2018 among Black Knight InfoServ, LLC, as a Borrower, Black Knight Financial Services, LLC, as Holdings, the subsidiaries of the Borrower from time to time party hereto, the Lenders from time to time party hereto JPMorgan Chase Bank, N.A., as Administartive Agent, Swing Line Lender and L/C Issuer and Bank of America, N.A., as Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Black Knight, Inc. on May 3, 2018 (No. 001-37394))

10.33
Assignment and Investment Agreement by and among Black Knight, Inc., QIA FIG Holding LLC, Cannae Holdings, Inc. and Star Parent, L.P., dated as of January 24, 2019 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Black Knight, Inc. on January 28, 2019 (No. 001-37394))

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

Date: February 22, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anthony M. Jabbour	Chief Executive Officer and Director	February 22, 2019
Anthony M. Jabbour	(Principal Executive Officer)

/s/ Kirk T. Larsen	Executive Vice President and Chief Financial Officer	February 22, 2019
Kirk T. Larsen	(Principal Financial Officer)

/s/ Michele M. Meyers	Chief Accounting Officer	February 22, 2019
Michele M. Meyers	(Principal Accounting Officer)

/s/ William P. Foley, II	Executive Chairman of the Board	February 22, 2019
William P. Foley, II

/s/ Thomas M. Hagerty	Director	February 22, 2019
Thomas M. Hagerty

/s/ David K. Hunt	Director	February 22, 2019
David K. Hunt

/s/ Richard N. Massey	Director	February 22, 2019
Richard N. Massey

/s/ Ganesh B. Rao	Director	February 22, 2019
Ganesh B. Rao

/s/ John D. Rood	Director	February 22, 2019
John D. Rood