Form 10-Q
period 2019-03-31
Black Knight, Inc.
filed 2019-05-01
CIK 1627014

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
(904) 854-5100
___________________________________________________________________
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.0001 par value	BKI	New York Stock Exchange
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
YES ☐ NO ☑
There were 149,884,215 shares outstanding of the Registrant's common stock as of April 30, 2019.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended March 31, 2019

i

Part I: FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
BLACK KNIGHT, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In millions, except share data)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$12.0	$20.3
Trade receivables, net	172.8	172.3
Prepaid expenses and other current assets	73.2	67.3
Receivables from related parties	4.0	6.2
Total current assets	262.0	266.1
Property and equipment, net	172.1	177.1
Computer software, net	401.1	405.6
Other intangible assets, net	173.5	188.0
Goodwill	2,329.7	2,329.7
Investments in unconsolidated affiliates	378.7	3.8
Deferred contract costs, net	159.1	161.3
Other non-current assets	140.2	121.8
Total assets	$4,016.4	$3,653.4
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable and other accrued liabilities	$72.1	$67.8
Accrued compensation and benefits	36.1	65.8
Current portion of long-term debt	52.6	52.5
Deferred revenues	51.0	52.9
Total current liabilities	211.8	239.0
Deferred revenues	107.7	106.8
Deferred income taxes	221.5	220.9
Long-term debt, net of current portion	1,615.8	1,284.2
Other non-current liabilities	38.3	16.0
Total liabilities	2,195.1	1,866.9
Commitments and contingencies (Note 9)
Equity:
Common stock; $0.0001 par value; 550,000,000 shares authorized; 153,100,813 shares issued and 149,937,631 shares outstanding as of March 31, 2019, and 153,241,851 shares issued and 149,358,973 shares outstanding as of December 31, 2018	—	—
Preferred stock; $0.0001 par value; 25,000,000 shares authorized; issued and outstanding, none as of March 31, 2019 and December 31, 2018	—	—
Additional paid-in capital	1,554.6	1,585.8
Retained earnings	419.4	381.1
Accumulated other comprehensive (loss) earnings	(5.6)	0.3
Treasury stock, at cost, 3,163,182 shares as of March 31, 2019 and 3,882,878 shares as of December 31, 2018	(147.1)	(180.7)
Total equity	1,821.3	1,786.5
Total liabilities and equity	$4,016.4	$3,653.4
See Notes to Condensed Consolidated Financial Statements (Unaudited).

BLACK KNIGHT, INC.
Condensed Consolidated Statements of Earnings and Comprehensive Earnings
(Unaudited)
(In millions, except per share data)

	Three months ended March 31,
	2019	2018
Revenues	$283.1	$270.3
Expenses:
Operating expenses	160.0	149.4
Depreciation and amortization	56.9	51.4
Transition and integration costs	0.9	1.3
Total expenses	217.8	202.1
Operating income	65.3	68.2
Other income and expense:
Interest expense, net	(15.0)	(12.8)
Other expense, net	(0.3)	(0.2)
Total other expense, net	(15.3)	(13.0)
Earnings before income taxes	50.0	55.2
Income tax expense	10.7	12.5
Net earnings	$39.3	$42.7
Other comprehensive earnings (loss):
Unrealized holding (losses) gains, net of tax (1)	(6.2)	4.7
Reclassification adjustments for gains included in net earnings, net of tax (2)	(0.7)	(0.3)
Total unrealized (losses) gains on interest rate swaps, net of tax	(6.9)	4.4
Comprehensive earnings	$32.4	$47.1

Net earnings per share:
Basic	$0.27	$0.29
Diluted	$0.27	$0.29
Weighted average shares of common stock outstanding (Note 3):
Basic	147.5	148.8
Diluted	148.2	149.2
______________________________

(1)	Net of income tax benefit of $2.2 million and income tax expense of $1.5 million for the three months ended March 31, 2019 and 2018, respectively.

(2)
Amounts reclassified to net earnings relate to gains on interest rate swaps and are included in Interest expense, net above. Amounts are net of income tax expense of $0.2 million and less than $0.1 million for the three months ended March 31, 2019 and 2018, respectively.

See Notes to Condensed Consolidated Financial Statements (Unaudited).

BLACK KNIGHT, INC.
Condensed Consolidated Statements of Equity
(Unaudited)
(In millions)

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings (loss)	Treasury stock
	Shares	$				Shares	$	Total equity
Balance, December 31, 2018	153.2	$—	$1,585.8	$381.1	$0.3	3.9	$(180.7)	$1,786.5
Effect of ASU 2018-02 adoption (Note 1)	—	—	—	(1.0)	1.0	—	—	—
Adjusted balance at January 1, 2019	153.2	—	1,585.8	380.1	1.3	3.9	(180.7)	1,786.5
Grant of restricted shares of common stock	—	—	(37.2)	—	—	(0.8)	37.2	—
Tax withholding payments for restricted share vesting	(0.1)	—	(10.9)	—	—	—	—	(10.9)
Vesting of restricted shares granted from treasury stock	—	—	3.6	—	—	0.1	(3.6)	—
Equity-based compensation expense	—	—	13.3	—	—	—	—	13.3
Net earnings	—	—	—	39.3	—	—	—	39.3
Unrealized losses on interest rate swaps, net	—	—	—	—	(6.9)	—	—	(6.9)
Balance, March 31, 2019	153.1	$—	$1,554.6	$419.4	$(5.6)	3.2	$(147.1)	$1,821.3

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings	Treasury stock
	Shares	$				Shares	$	Total equity
Balance, December 31, 2017	153.4	$—	$1,593.6	$201.4	$3.9	2.0	$(90.1)	$1,708.8
Cumulative effect of ASC 606 adoption	—	—	—	11.2	—	—	—	11.2
Adjusted balance at January 1, 2018	153.4	—	1,593.6	212.6	3.9	2.0	(90.1)	1,720.0
Grant of restricted shares of common stock	—	—	(34.8)	—	—	(0.8)	34.8	—
Forfeitures of restricted shares of common stock	—	—	0.3	—	—	—	(0.3)	—
Tax withholding payments for restricted share vesting	(0.1)	—	(6.6)	—	—	—	—	(6.6)
Purchases of treasury stock	—	—	—	—	—	3.0	(141.5)	(141.5)
Equity-based compensation expense	—	—	7.6	—	—	—	—	7.6
Net earnings	—	—	—	42.7	—	—	—	42.7
Unrealized gains on interest rate swaps, net	—	—	—	—	4.4	—	—	4.4
Balance, March 31, 2018	153.3	$—	$1,560.1	$255.3	$8.3	4.2	$(197.1)	$1,626.6

See Notes to Condensed Consolidated Financial Statements (Unaudited).

BLACK KNIGHT, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In millions)

	Three months ended March 31,
	2019	2018
Cash flows from operating activities:
Net earnings	$39.3	$42.7
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	56.9	51.4
Amortization of debt issuance costs and original issue discount	0.7	0.9
Deferred income taxes, net	3.0	5.0
Equity-based compensation	13.3	7.7
Changes in assets and liabilities, net of acquired assets and liabilities:
Trade and other receivables, including receivables from related parties	3.1	32.7
Prepaid expenses and other assets	0.1	(6.4)
Deferred contract costs	(8.0)	(11.8)
Deferred revenues	(1.0)	1.1
Trade accounts payable and other liabilities	(43.3)	(24.4)
Net cash provided by operating activities	64.1	98.9
Cash flows from investing activities:
Additions to property and equipment	(3.8)	(10.1)
Additions to computer software	(18.9)	(14.6)
Investment in unconsolidated affiliate	(375.0)	—
Net cash used in investing activities	(397.7)	(24.7)
Cash flows from financing activities:
Revolver borrowings	542.4	187.0
Revolver payments	(198.4)	(105.5)
Term loan payments	(7.8)	(13.9)
Purchases of treasury stock	—	(141.5)
Tax withholding payments for restricted share vesting	(10.9)	(6.6)
Net cash provided by (used in) financing activities	325.3	(80.5)
Net decrease in cash and cash equivalents	(8.3)	(6.3)
Cash and cash equivalents, beginning of period	20.3	16.2
Cash and cash equivalents, end of period	$12.0	$9.9

Supplemental cash flow information:
Interest paid, net	$(13.6)	$(11.9)
Income taxes refunded (paid), net	$1.0	$(0.5)

See Notes to Condensed Consolidated Financial Statements (Unaudited).

BLACK KNIGHT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Basis of Presentation
The accompanying Condensed Consolidated Financial Statements (Unaudited) of Black Knight, Inc. and its subsidiaries ("Black Knight," the "Company," "we," "us" or "our") were prepared in accordance with U.S. generally accepted accounting principles ("GAAP"), and all adjustments considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated. The preparation of these Condensed Consolidated Financial Statements (Unaudited) in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the Condensed Consolidated Financial Statements (Unaudited), as well as the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. This Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission ("SEC") on February 22, 2019 and other filings with the SEC.
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
Share Repurchase Program
There were no share repurchases during the first quarter of 2019. As of March 31, 2019, we had approximately 3.8 million shares remaining under our share repurchase authorization.
Reclassifications
Certain reclassifications have been made to the prior year amounts to conform to the classifications used in 2019. Investments in unconsolidated affiliates and Deferred contract costs, net were previously included in Other non-current assets in our Condensed Consolidated Balance Sheets (Unaudited). Revolver payments and Term loan payments were previously combined in Debt repayments in our Condensed Consolidated Statements of Cash Flows (Unaudited).
Cash and Cash Equivalents
Cash and cash equivalents include the following (in millions):

	March 31, 2019	December 31, 2018
Cash	$9.2	$9.5
Cash equivalents	2.8	10.8
Cash and cash equivalents	$12.0	$20.3
As of March 31, 2019 and December 31, 2018, we did not have any restricted cash and cash equivalents.

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Trade Receivables, Net
A summary of Trade receivables, net of allowance for doubtful accounts is as follows (in millions):

	March 31, 2019	December 31, 2018
Trade receivables — billed	$135.0	$136.6
Trade receivables — unbilled	39.3	37.0
Trade receivables	174.3	173.6
Allowance for doubtful accounts	(1.5)	(1.3)
Trade receivables, net	$172.8	$172.3

In addition to the amounts above, we have unbilled receivables that we do not expect to collect within the next year included in Other non-current assets in our Condensed Consolidated Balance Sheets (Unaudited). Billings for these receivables are based on contractual terms. Refer to Note 5 — Other Non-Current Assets.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consists of the following (in millions):

	March 31, 2019	December 31, 2018
Prepaid expenses	$48.6	$43.9
Contract assets	15.8	14.8
Other current assets	8.8	8.6
Prepaid expenses and other current assets	$73.2	$67.3
Contract Assets
Our short-term contract assets, including related party contract assets, are included in Prepaid expenses and other current assets in our Condensed Consolidated Balance Sheets (Unaudited). Refer to Note 4 — Related Party Transactions. Our long-term contract assets are included in Other non-current assets in our Condensed Consolidated Balance Sheets (Unaudited). Refer to Note 5 — Other Non-Current Assets. There were no impairment charges related to contract assets for the three months ended March 31, 2019 and 2018.
Investments in Unconsolidated Affiliates
We account for our investments in unconsolidated affiliates using the equity method of accounting. We have elected to record our share of equity in earnings (loss) of unconsolidated affiliates on a one quarter lag based on the most recently available financial statements. Refer to Note 2— Investments in Unconsolidated Affiliates.
Deferred Revenues
Deferred revenues represent our obligation to transfer products or services to our client for which we have received consideration, or an amount of consideration is due, from the client. During the three months ended March 31, 2019 and 2018, revenues recognized related to the amount included in the Deferred revenues balance at the beginning of each period were $19.3 million and $16.8 million, respectively.
Depreciation and Amortization
Depreciation and amortization includes the following (in millions):

	Three months ended March 31,
	2019	2018
Computer software	$23.7	$22.0
Other intangible assets	14.5	14.1
Deferred contract costs	10.2	7.8
Property and equipment	8.5	7.5
Total	$56.9	$51.4

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Deferred contract costs amortization for the three months ended March 31, 2019 and 2018 includes accelerated amortization of $1.7 million and $1.5 million, respectively.
Transition and Integration Costs
Transition and integration costs during the three months ended March 31, 2019 primarily consisted of acquisition-related costs. Transition and integration costs during the three months ended March 31, 2018 primarily consisted of transition-related costs as we transferred certain corporate functions from Fidelity National Financial, Inc. ("FNF") and legal and professional fees related to secondary offerings by certain affiliates of Thomas H. Lee Partners, L.P. ("THL").
Recent Accounting Pronouncements
Leases (ASC Topic 842, Leases ("ASC 842"))
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842) as well as several other related updates, which were codified as ASC 842. On January 1, 2019, we adopted this update using the effective date transition method. The reported results for the three months ended March 31, 2019 reflect the application of ASC 842, while the comparative information has not been restated and continues to be reported under the related lease accounting standards in effect for those periods. The adoption of this update represents a change in accounting principle and resulted in the recognition of right-of-use assets and lease liabilities of $28.9 million on January 1, 2019. We elected the package of practical expedients, which permits us to leverage our prior conclusions about lease identification, lease classification and initial direct costs incurred. We also elected the practical expedient to combine lease and non-lease components when determining the value of right-of-use assets and lease liabilities, as well as the practical expedient to exclude leases with an initial term of 12 months or less. The primary effect of adopting this update relates to the recognition of our operating leases on our Condensed Consolidated Balance Sheets (Unaudited) and providing additional disclosures about our leasing activities. As of January 1, 2019 and March 31, 2019, we did not have any finance leases. Refer to Note 5 — Other Non-Current Assets and Note 9 — Commitments and Contingencies for additional disclosures related to our leasing activities.
Other Accounting Pronouncements
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This update more closely aligns the accounting treatment of implementation costs for cloud solutions to the treatment of costs to develop or obtain internal-use software. Costs incurred during the planning and post-implementation stages are typically expensed, while costs incurred during the development stage are typically capitalized. The capitalized implementation costs are to be expensed over the term of the hosting arrangement including renewal options to the extent those options are expected to be utilized.  This update also requires the capitalized implementation costs to be presented in the consolidated financial statements consistent with the presentation of the ongoing fees and payments associated with the cloud arrangement. We adopted this update on January 1, 2019 and applied its amendments prospectively. This update did not have a material effect on our Condensed Consolidated Financial Statements (Unaudited) and related disclosures.
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This update allows for a reclassification from accumulated other comprehensive earnings to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 ("Tax Reform Act"). We adopted this update on January 1, 2019 and reclassified $1.0 million from Accumulated other comprehensive (loss) earnings to Retained earnings.
(2)    Investments in Unconsolidated Affiliates
On August 8, 2018, an investment consortium (the “Consortium”) including Cannae Holdings, Inc. (“Cannae”), CC Capital Partners LLC, Bilcar, LLC and funds associated with THL along with other investors entered into equity commitments in connection with the acquisition of The Dun & Bradstreet Corporation, a Delaware corporation ("Dun & Bradstreet" or "D&B"). Contemporaneously, Dun & Bradstreet entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among Dun & Bradstreet, Star Parent, L.P., a Delaware limited partnership ("Star Parent"), and Star Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Star Parent ("Merger Sub"), pursuant to which, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub would merge with and into Dun & Bradstreet (the "Merger"), with Dun & Bradstreet surviving the Merger as a wholly-owned subsidiary of Star Parent.
On January 24, 2019, we entered into an Assignment and Investment Agreement (the “Agreement”) with QIA FIG Holding LLC, Cannae, and Star Parent in connection with our $375.0 million investment as part of the Consortium.

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

On February 8, 2019, the Consortium completed the previously announced D&B Acquisition for $145.00 in cash for each share of D&B common stock then outstanding (the "D&B Acquisition"), and we funded our $375.0 million investment (the "D&B Investment") in Star Parent through borrowings on our revolving credit facility. In connection with the closing, we were issued certain limited partner interests in Star Parent, representing approximately 18.1% of the outstanding common equity of Star Parent.
D&B is a global leader in commercial data and analytics that provides various services helping companies improve their operational performance.
Variable Interest Entities
Variable interest entities ("VIEs") are legal entities in which the equity investors as a group lack any of the characteristics of a controlling interest. The primary beneficiary of a VIE is generally the entity with the power to direct the activities that most significantly affect the VIE's economic performance and the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE.
We have variable interests in Star Parent, but we are not the primary beneficiary of Star Parent. We are a limited partner and do not have the power to direct the activities that most significantly affect Star Parent's economic performance. We do not provide any implicit or explicit liquidity guarantees or principal value guarantees to Star Parent. The table below summarizes select information related to our variable interest in Star Parent:

	March 31, 2019
	Total assets	Maximum exposure
Investment in Star Parent	$375.0	$375.0
We do not consolidate Star Parent because we are not the primary beneficiary. We account for our D&B Investment as an equity method investment, which results in our initial investment being recorded within Investments in unconsolidated affiliates on our Condensed Consolidated Balance Sheets (Unaudited).
There is no equity in earnings (loss) of Star Parent included in our Condensed Consolidated Statement of Earnings and Comprehensive Earnings (Unaudited) because we have elected to record our equity in earnings (loss) of Star Parent using a one-quarter lag based on the most recently available financial statements. In the second quarter of 2019, we will begin including our equity in earnings (loss) related to Star Parent and will begin providing summary financial information for Star Parent in our Notes to Condensed Consolidated Financial Statements (Unaudited).
(3)    Earnings Per Share
Basic earnings per share is computed by dividing Net earnings by the weighted-average number of shares of common stock outstanding during the period.
The denominator includes the dilutive effect of approximately 0.7 million and 0.4 million shares of unvested restricted shares of common stock for the three months ended March 31, 2019 and 2018, respectively.

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

The following table sets forth the computation of basic and diluted net earnings per share (in millions, except per share amounts):

	Three months ended March 31,
	2019	2018
Basic:
Net earnings	$39.3	$42.7
Shares used for basic net earnings per share:
Weighted average shares of common stock outstanding	147.5	148.8
Basic net earnings per share	$0.27	$0.29

Diluted:
Net earnings	$39.3	$42.7
Shares used for diluted net earnings per share:
Weighted average shares of common stock outstanding	147.5	148.8
Dilutive effect of unvested restricted shares of common stock	0.7	0.4
Weighted average shares of common stock, diluted	148.2	149.2
Diluted net earnings per share	$0.27	$0.29
(4)    Related Party Transactions
We are party to certain related party agreements, including certain agreements with FNF and D&B. FNF no longer has an ownership interest in us; however, FNF is still considered a related party primarily due to the combination of certain shared board members, members of senior management and various agreements.
On February 8, 2019, we funded our D&B Investment. Concurrent with the closing of the Consortium's acquisition of D&B, our Chief Executive Officer ("CEO") began serving as CEO of D&B. As of February 8, 2019, D&B is considered a related party primarily due to the D&B Investment and the combination of certain shared board members and our CEO. Refer to Note 2—Investments in Unconsolidated Affiliates.
We were party to certain related party agreements with THL until May 11, 2018, the date of an underwritten secondary offering of shares of our common stock by affiliates of THL. As a result of this offering, affiliates of THL no longer have an ownership interest in us and are no longer considered related parties.
A summary of underwritten secondary offerings of shares of our common stock by affiliates of THL is as follows (in millions):

	May 11, 2018	March 15, 2018	February 15, 2018
Number of shares sold by affiliates of THL	12.1	8.0	8.0
Number of shares repurchased from the underwriter	—	1.0	2.0
Shares owned by affiliates of THL immediately after each offering	—	12.1	20.1
We did not sell any shares and did not receive any proceeds in these underwritten secondary offerings.
Transactions with FNF and THL are described below.
FNF
We have various agreements with FNF to provide software, data and analytics services, as well as corporate shared services and information technology. We are also a party to certain other agreements under which we incur other expenses or receive revenues from FNF.
A detail of the revenues and expenses, net from FNF is set forth in the table below (in millions):

	Three months ended March 31,
	2019	2018
Revenues	$14.0	$12.6
Operating expenses	2.8	2.2

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

THL
Related party expenses, net from THL were less than $0.1 million for the three months ended March 31, 2018.
Condensed Consolidated Statements of Earnings and Comprehensive Earnings
A detail of related party items included in Revenues is as follows (in millions):

	Three months ended March 31,
	2019	2018
Software services	$8.7	$7.7
Data and analytics services	5.3	4.9
Total related party revenues	$14.0	$12.6
A detail of related party items included in Operating expenses (net of expense reimbursements) is as follows (in millions):

	Three months ended March 31,
	2019	2018
Data entry, indexing services and other operating expenses	$1.8	$1.3
Corporate services	1.0	1.2
Technology and corporate services	—	(0.3)
Total related party expenses, net	$2.8	$2.2
Condensed Consolidated Balance Sheets
As of March 31, 2019 and December 31, 2018, related party contract assets were $5.0 million and $4.8 million, respectively, and are included in Prepaid expenses and other current assets in our Condensed Consolidated Balance Sheets (Unaudited). As of March 31, 2019 and December 31, 2018, related party deferred revenues were $3.3 million and $0.1 million, respectively, and are included in Deferred revenues (current) in our Condensed Consolidated Balance Sheets (Unaudited).
We believe the amounts earned from or charged by us under each of the foregoing arrangements are fair and reasonable. We believe our service arrangements are priced within the range of prices we offer to third parties, except for certain corporate services provided to FNF and certain corporate services provided by FNF, which are at cost. However, the amounts we earned or that were charged under certain arrangements were not negotiated at arm's length, and may not represent the terms that we might have obtained from an unrelated third party.
(5)    Other Non-Current Assets
Other non-current assets consists of the following (in millions):

	March 31, 2019	December 31, 2018
Property records database	$60.0	$59.9
Right-of-use assets	27.2	—
Contract assets	19.1	17.0
Deferred compensation plan related assets	12.5	11.1
Prepaid expenses	10.1	18.3
Unbilled receivables	3.9	5.0
Unrealized gains on interest rate swaps	3.0	6.2
Other	4.4	4.3
Other non-current assets	$140.2	$121.8

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

(6)        Long-Term Debt
Long-term debt consists of the following (in millions):

	March 31, 2019				December 31, 2018
	Principal	Debt issuance costs	Discount	Total	Principal	Debt issuance costs	Discount	Total
Term A Loan	$1,226.6	$(6.5)	$—	$1,220.1	$1,234.4	$(6.9)	$—	$1,227.5
Revolving Credit Facility	426.5	(5.1)	—	421.4	82.5	(5.4)	—	77.1
Other	27.4	—	(0.5)	26.9	32.9	—	(0.8)	32.1
Total long-term debt	1,680.5	(11.6)	(0.5)	1,668.4	1,349.8	(12.3)	(0.8)	1,336.7
Less: Current portion of long-term debt	53.2	(0.2)	(0.4)	52.6	53.2	(0.2)	(0.5)	52.5
Long-term debt, net of current portion	$1,627.3	$(11.4)	$(0.1)	$1,615.8	$1,296.6	$(12.1)	$(0.3)	$1,284.2
As of March 31, 2019, principal maturities are as follows (in millions):

2019 (remaining)	$39.8
2020	65.7
2021	62.5
2022	109.4
2023	1,403.1
Total	$1,680.5
2018 Credit Agreement
On April 30, 2018, our indirect subsidiary, Black Knight InfoServ, LLC ("BKIS") entered into an amended and restated credit and guaranty agreement (the “2018 Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent, the guarantors party thereto, the other agents party thereto and the lenders party thereto.
The 2018 Credit Agreement provides for (i) a $1,250.0 million term loan A facility (the “2018 Term A Loan”) and (ii) a $750.0 million revolving credit facility (the “2018 Revolving Credit Facility” and, together with the 2018 Term A Loan, collectively, the “2018 Facilities”), the proceeds of which were used to repay in full the previous term loan A facility, term loan B facility and revolving credit facility.
The 2018 Term A Loan and the 2018 Revolving Credit Facility bear interest at rates based upon, at the option of BKIS, either (i) the base rate plus a margin of between 25 and 50 basis points depending on the total leverage ratio of Black Knight Financial Services, LLC ("BKFS LLC") and its restricted subsidiaries on a consolidated basis (the “Consolidated Leverage Ratio”) or (ii) the Eurodollar rate plus a margin of between 125 and 150 basis points depending on the Consolidated Leverage Ratio. In addition, BKIS pays an unused commitment fee of between 15 and 20 basis points on the undrawn commitments under the 2018 Revolving Credit Facility, also depending on the Consolidated Leverage Ratio.
As of March 31, 2019, the interest rates on the 2018 Term A Loan and the 2018 Revolving Credit Facility were based on the Eurodollar rate plus a margin of 137.5 basis points and were approximately 3.87% and 3.78%, respectively. As of March 31, 2019, we had $323.5 million capacity on the 2018 Revolving Credit Facility and paid an unused commitment fee of 17.5 basis points.

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
Other Debt
On April 1, 2018, we entered into a financing agreement for $32.9 million, with an imputed interest rate of 3.44%, primarily related to certain data processing and maintenance services. Quarterly payments commenced on January 1, 2019 and continue through April 1, 2020. As of March 31, 2019, $21.9 million is included in the Current portion of long-term debt in our Condensed Consolidated Balance Sheets (Unaudited).
Fair Value of Long-Term Debt
The fair value of our 2018 Facilities approximates their carrying value at March 31, 2019. The fair value of our 2018 Facilities is based upon established market prices for the securities using level 2 inputs.
Interest Rate Swaps
We enter into interest rate swap agreements to hedge forecasted monthly interest rate payments on our floating rate debt. As of March 31, 2019, we had the following interest rate swap agreements (collectively, the "Swap Agreements") (in millions):

Effective dates	Notional amount	Fixed rates
March 31, 2017 through March 31, 2022	$200.0	2.08%
September 29, 2017 through September 30, 2021	$200.0	1.69%
April 30, 2018 through April 30, 2023	$250.0	2.61%
January 31, 2019 through January 31, 2023	$300.0	2.65%
Under the terms of the Swap Agreements, we receive payments based on the 1-month LIBOR rate (approximately 2.50% as of March 31, 2019). During the three months ended March 31, 2019, the following interest rate swap agreements expired:

Effective dates	Notional amount	Fixed rates
February 1, 2016 through January 31, 2019	$200.0	1.01%
February 1, 2016 through January 31, 2019	$200.0	1.01%
We entered into the Swap Agreements to convert a portion of the interest rate exposure on our floating rate debt from variable to fixed. We designated these Swap Agreements as cash flow hedges. A portion of the amount included in Accumulated other comprehensive (loss) earnings is reclassified into Interest expense, net as a yield adjustment as interest payments are made on the hedged debt. The fair value of our Swap Agreements is based upon level 2 inputs. We have considered our own credit risk and the credit risk of the counterparties when determining the fair value of our Swap Agreements.
It is our policy to execute such instruments with credit worthy banks and not to enter into derivative financial instruments for speculative purposes. We believe our interest rate swap counterparties will be able to fulfill their obligations under our agreements, and we believe we will have debt outstanding through the various expiration dates of the swaps such that the occurrence of future cash flow hedges remains probable.
The estimated fair values of our Swap Agreements are as follows (in millions):

Balance sheet accounts	March 31, 2019	December 31, 2018
Prepaid expenses and other current assets	$—	$0.5
Other non-current assets	$3.0	$6.2
Other non-current liabilities	$10.1	$4.5

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

A cumulative loss of $7.2 million ($5.3 million net of tax) and cumulative gain of $2.2 million ($1.6 million net of tax) is reflected in Accumulated other comprehensive (loss) earnings as of March 31, 2019 and December 31, 2018, respectively. Below is a summary of the effect of derivative instruments on amounts recognized in Other comprehensive earnings (loss) ("OCE") on the accompanying Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited) (in millions):

	Three months ended March 31, 2019		Three months ended March 31, 2018
	Amount of loss recognized in OCE	Amount of gain reclassified from Accumulated OCE into Net earnings	Amount of gain recognized in OCE	Amount of gain reclassified from Accumulated OCE into Net earnings
Swap agreements	$(6.2)	$(0.7)	$4.7	$(0.3)
Approximately $0.6 million ($0.4 million net of tax) of the balance in Accumulated other comprehensive (loss) earnings as of March 31, 2019 is expected to be reclassified into Interest expense, net over the next 12 months.

(7)	Fair Value Measurements
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
The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in millions):

	March 31, 2019				December 31, 2018
	Carrying amount	Fair value			Carrying amount	Fair value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents (Note 1)	$12.0	$12.0	$—	$—	$20.3	$20.3	$—	$—
Interest rate swaps (Note 6)	3.0	—	3.0	—	6.7	—	6.7	—

Liabilities:
Interest rate swaps (Note 6)	10.1	—	10.1	—	4.5	—	4.5	—

(8)        Income Taxes
Our effective tax rate for the three months ended March 31, 2019 and 2018 was 21.4% and 22.6%, respectively. Our effective tax rate for the three months ended March 31, 2019 and 2018 differs from our statutory rate of 26% primarily due to the effect of tax benefits related to the vesting of restricted shares of our common stock.

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

(9)        Commitments and Contingencies
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
Operating Leases
We have operating leases for corporate offices, data centers and certain equipment. Our leases have remaining lease terms of up to six years, some of which include escalation clauses, renewal options for up to five years or termination options within one year.
We determine if an arrangement is a lease at contract inception. Right-of-use assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments according to the arrangement. Operating lease right-of-use assets and lease liabilities are recognized as of the commencement date based on the present value of the lease payments over the lease term. We use the implicit rate when it is readily determinable. Otherwise, we use our incremental borrowing rate based on the information available as of the commencement date in determining the present value of lease payments. The lease term we use for the valuation of our right-of-use assets and lease liabilities may include options to extend or terminate the lease when it is reasonably certain that we will exercise those options. Lease expense is recognized on a straight-line basis over the expected lease term.

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Right-of-use assets and lease liabilities are recognized for our leases. Right-of-use assets are included in Other non-current assets in the Condensed Consolidated Balance Sheets (Unaudited). Refer to Note 5 — Other Non-Current Assets. Lease liabilities are included in the Condensed Consolidated Balance Sheets (Unaudited) as follows (in millions):

March 31, 2019
Trade accounts payable and other accrued liabilities	$11.4
Other non-current liabilities	15.6
Total lease liabilities	$27.0
As of March 31, 2019, maturities of lease liabilities were as follows (in millions):

2019 (remaining)	$8.9
2020	10.5
2021	5.3
2022	2.5
2023	1.1
Thereafter	0.6
Total	28.9
Less imputed interest	(1.9)
Total	$27.0
As of December 31, 2018, minimum operating lease payments for leases with initial or remaining terms greater than one year were as follows:

2019	$11.1
2020	10.3
2021	5.2
2022	2.5
2023	1.2
Thereafter	0.7
Total	$31.0
Supplemental information related to leases is as follows (in millions, except lease term and discount rate):

Three months ended March 31, 2019
Operating lease cost (1)	$3.6
Operating cash flows for amounts included in the measurement of lease liabilities:	2.6
Right-of-use assets obtained in exchange for lease liabilities	0.7

March 31, 2019
Weighted average remaining lease term (in years)	2.5
Weighted average discount rate	4.19%
_______________________________________________________
(1) Includes short-term and variable lease costs.

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

(10)     Revenues
Disaggregation of Revenues
The following tables summarize revenues from contracts with clients (in millions):

	Three months ended March 31, 2019
	Servicing Software	Origination Software	Software Solutions	Data and Analytics	Corporate and Other		Total
Software and hosting solutions	$179.7	$28.2	$207.9	$7.9	$—		$215.8
Professional services	21.8	10.7	32.5	0.4	(0.1)	(1)	32.8
Data solutions	—	—	—	30.8	—		30.8
Other	0.3	2.8	3.1	0.6	—		3.7
Revenues	$201.8	$41.7	$243.5	$39.7	$(0.1)		$283.1
______________________________________________________

(1)	Revenues for Corporate and Other represent deferred revenue purchase accounting adjustments recorded in accordance with GAAP.

	Three months ended March 31, 2018
	Servicing Software	Origination Software	Software Solutions	Data and Analytics	Corporate and Other		Total
Software and hosting solutions	$176.2	$24.9	$201.1	$7.4	$—		$208.5
Professional services	18.3	11.4	29.7	0.4	(0.9)	(1)	29.2
Data solutions	—	—	—	29.1	—		29.1
Other	0.2	2.6	2.8	0.7	—		3.5
Revenues	$194.7	$38.9	$233.6	$37.6	$(0.9)		$270.3
______________________________________________________

(1)	Revenues for Corporate and Other represent deferred revenue purchase accounting adjustments recorded in accordance with GAAP.

Our Software Solutions segment offers leading software and hosting solutions that facilitate and automate many of the mission- critical business processes across the homeownership lifecycle. These solutions primarily consist of processing and workflow management software applications. Our servicing software solutions primarily include our core servicing software solution that automates loan servicing, including loan setup and ongoing processing, customer service, accounting, reporting to the secondary mortgage market and investors and web-based workflow information systems. Our origination software solutions primarily include our solutions that automate and facilitate the origination of mortgage loans and provide an interconnected network allowing the various parties and systems associated with lending transactions to exchange data quickly and efficiently. Professional services consists of pre-implementation and post-implementation support and services and are primarily billed on a time and materials basis. Professional services may also include dedicated teams provided as part of agreements with software and hosting solutions clients.
Our Data and Analytics segment offers data and analytics solutions to the mortgage, real estate and capital markets verticals. These solutions include property ownership data, lien data, servicing data, automated valuation models, collateral risk scores, behavioral models, a multiple listing service software solution and other data solutions.
Transaction Price Allocated to Future Performance Obligation
Our disclosure of transaction price allocated to these future performance obligations excludes the following:

•	Volume-based fees in excess of contractual minimums and other usage-based fees to the extent they are part of a single performance obligation and meet certain variable allocation criteria;

•	Performance obligations that are part of a contract with an original expected duration of one year or less; and

•	Transactional fees based on a fixed fee per transaction when we have the right to invoice once we have completed the performance obligation.
As of March 31, 2019, the aggregate amount of the transaction price that is allocated to our future performance obligations was approximately $2.0 billion and is expected to be recognized as follows: 19% by December 31, 2019, 60% by December 31, 2021, 87% by December 31, 2023 and the rest thereafter.

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

(11)        Equity-Based Compensation
A summary of restricted shares granted is as follows:

Date	Number of shares granted	Grant date fair value per share	Vesting period (in years)	Vesting criteria
February 15, 2019	793,863	$52.38	3.0	Service and performance
February 28, 2019	5,744	$52.25	2.0	Service
Restricted stock transactions in 2019 are as follows:

	Shares	Weighted average grant date fair value
Balance, December 31, 2018	2,077,265	$40.77
Granted	799,607	$52.38
Forfeited	(3,741)	$33.36
Vested	(680,410)	$37.92
Balance, March 31, 2019	2,192,721	$45.90
Equity-based compensation expense was $13.3 million and $7.6 million for the three months ended March 31, 2019 and 2018, respectively. Equity-based compensation includes accelerated recognition of $1.9 million for the three months ended March 31, 2019. These expenses are included in Operating expenses in the Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited).
Total unrecognized compensation cost was $69.4 million as of March 31, 2019 and is expected to be recognized over a weighted average period of approximately 1.7 years.
(12)    Segment Information
ASC Topic 280, Segment Reporting ("ASC 280") establishes standards for reporting information about segments and requires that a public business enterprise reports financial and descriptive information about its segments. Segments are components of an enterprise for which separate financial information is available and are evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. Our chief executive officer is identified as the CODM as defined by ASC 280. To align with the internal management of our business operations based on service offerings, our business is organized into two segments. Refer to Note 10 — Revenues for a description of our Software Solutions and Data and Analytics segments.
Separate discrete financial information is available for these two segments and the operating results of each segment are regularly evaluated by the CODM in order to assess performance and allocate resources. We use EBITDA as the primary profitability measure for making decisions regarding ongoing operations. EBITDA is earnings before Interest expense, net, Income tax expense and Depreciation and amortization. We do not allocate Interest expense, net, Other expense, net, Income tax expense, equity-based compensation and certain other items, such as purchase accounting adjustments and acquisition-related costs to the segments, since these items are not considered in evaluating the segments' overall operating performance.

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Summarized financial information concerning our segments is shown in the tables below (in millions):

	Three months ended March 31, 2019
	Software Solutions	Data and Analytics	Corporate and Other		Total
Revenues	$243.5	$39.7	$(0.1)	(1)	$283.1
Expenses:
Operating expenses	102.8	29.8	27.4	(2)	160.0
Transition and integration costs	—	—	0.9	(3)	0.9
EBITDA	140.7	9.9	(28.4)		122.2
Depreciation and amortization	29.9	3.8	23.2	(4)	56.9
Operating income (loss)	110.8	6.1	(51.6)		65.3
Interest expense, net					(15.0)
Other expense, net					(0.3)
Earnings before income taxes					50.0
Income tax expense					10.7
Net earnings					$39.3

Balance sheet data:
Total assets	$3,210.6	$316.6	$489.2	(5)	$4,016.4
Goodwill	$2,157.6	$172.1	$—		$2,329.7
_______________________________________________________

(1)	Revenues for Corporate and Other represent deferred revenue purchase accounting adjustments recorded in accordance with GAAP.
(2) Operating expenses for Corporate and Other includes $13.9 million of equity-based compensation, including related payroll taxes.
(3) Transition and integration costs primarily consists of acquisition-related costs, including ongoing costs pursuant to a purchase agreement.

(4)
Depreciation and amortization for Corporate and Other primarily represents net incremental depreciation and amortization adjustments associated with the application of purchase accounting recorded in accordance with GAAP.

(5)	Receivables from related parties are included in Corporate and Other.

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

	Three months ended March 31, 2018
	Software Solutions	Data and Analytics	Corporate and Other		Total
Revenues	$233.6	$37.6	$(0.9)	(1)	$270.3
Expenses:
Operating expenses	96.8	29.0	23.6	(2)	149.4
Transition and integration costs	—	—	1.3	(3)	1.3
EBITDA	136.8	8.6	(25.8)		119.6
Depreciation and amortization	26.7	3.2	21.5	(4)	51.4
Operating income (loss)	110.1	5.4	(47.3)		68.2
Interest expense, net					(12.8)
Other expense, net					(0.2)
Earnings before income taxes					55.2
Income tax expense					12.5
Net earnings					$42.7

Balance sheet data:
Total assets	$3,190.6	$315.8	$128.5	(5)	$3,634.9
Goodwill	$2,134.7	$172.1	$—		$2,306.8
_______________________________________________________

(1)	Revenues for Corporate and Other represent deferred revenue purchase accounting adjustments recorded in accordance with GAAP.

(2)	Operating expenses for Corporate and Other includes $8.1 million of equity-based compensation, including related payroll taxes.
(3) Transition and integration costs primarily represent transition-related costs as we transfered certain corporate functions from FNF and legal and professional fees related to certain affiliates of THL's secondary offerings.

(4)
Depreciation and amortization for Corporate and Other primarily represents net incremental depreciation and amortization adjustments associated with the application of purchase accounting recorded in accordance with GAAP.

(5)	Receivables from related parties are included in Corporate and Other.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), including statements regarding expectations, hopes, intentions or strategies regarding the future. Forward-looking statements are based on Black Knight, Inc. and its subsidiaries ("Black Knight," the "Company," "we," "us" or "our") management's beliefs, as well as assumptions made by, and information currently available to, them. Because such statements are based on expectations as to future financial and operating results and are not statements of fact, actual results may differ materially from those projected. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. The risks and uncertainties that forward-looking statements are subject to include, but are not limited to:

•	security breaches against our information systems;

•	our ability to maintain and grow our relationships with our customers;

•	changes to the laws, rules and regulations that affect our and our customers' businesses;

•	our ability to adapt our services to changes in technology or the marketplace;

•	the effect of any potential defects, development delays, installation difficulties or system failures on our business and reputation;

•	changes in general economic, business, regulatory and political conditions, particularly as they affect the mortgage industry;

•	risks associated with the availability of data;

•	the effects of our existing leverage on our ability to make acquisitions and invest in our business;

•	our ability to successfully integrate strategic acquisitions;

•	risks associated with our investment in Star Parent, L.P. ("Star Parent"), the indirect parent of The Dun and Bradstreet Corporation ("D&B");

•
risks associated with our spin-off from Fidelity National Financial, Inc. ("FNF"), including limitations on our strategic and operating flexibility as a result of the tax-free nature of the spin-off; and

•
other risks and uncertainties detailed in the "Statement Regarding Forward-Looking Information," "Risk Factors" and other sections of our Annual Report on Form 10-K for the year ended December 31, 2018 and other filings with the Securities and Exchange Commission ("SEC").

The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 22, 2019 and other filings with the SEC.
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

The table below summarizes active first and second lien mortgages on our mortgage servicing software solution and the related market data, reflecting our leadership in the mortgage servicing software solutions market (in millions):

	First lien mortgages				Second lien mortgages				Total first and second lien mortgages
	as of March 31,				as of March 31,				as of March 31,
	2019		2018		2019		2018		2019	2018
Active loans	32.1		32.0		2.6		2.6		34.7	34.6
Market size	52.0	(1)	51.2	(1)	13.1	(2)	15.4	(2)	65.1	66.6
Market share	62%		63%		20%		17%		53%	52%
_______________________________________________________
Note: Percentages above may not recalculate due to rounding.

(1)	According to the Black Knight Mortgage Monitor Report as of February 28, 2019 and 2018 for U.S. first lien mortgages.

(2)	According to the February 2019 and March 2018 Equifax National Consumer Credit Trends Report as of December 31, 2018 and 2017, respectively, for U.S. second lien mortgages.
Our business is organized into two segments:

•	Software Solutions - offers software and hosting solutions that support loan servicing, loan origination and settlement services.

•
Data and Analytics - offers data and analytics solutions to the mortgage, real estate and capital markets verticals. These solutions include property ownership data, lien data, servicing data, automated valuation models, collateral risk scores, behavioral models, a multiple listing service software solution and other data solutions.

We offer our solutions to a wide range of clients across the mortgage and consumer loan, real estate and capital markets verticals. The quality and breadth of our solutions contribute to the long-standing nature of our relationships with our clients, the majority of whom enter into long-term contracts across multiple products that are embedded in their mission-critical workflow and decision processes, particularly in the Software Solutions segment. Given the contractual nature of our revenues and stickiness of our client relationships, our revenues are highly visible and recurring in nature. Due to our integrated suite of solutions and our scale, we are able to drive significant operating leverage, which we believe enables our clients to operate more efficiently while allowing us to generate strong margins and cash flows.
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
Mortgage Market
The largest component of our business, servicing software, primarily generates revenues based on the number of active loans outstanding on our system, which has been very stable and growing. Our servicing software business has some exposure to defaulted loan volumes; however, outside of the last financial crisis, the number of loans that fall into seriously delinquent status has been relatively stable.
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
Finally, our data and analytics business is predominantly based on longer-term strategic data licenses, other data licenses and subscription-based revenues. Our data and analytics business has some exposure related to origination volumes where we provide data related to title insurance and other settlement service-related activities.
Investments in Unconsolidated Affiliates
On February 8, 2019, we invested $375.0 million in Star Parent, the indirect parent of D&B for an economic ownership of approximately18.1%. This investment was funded by borrowings on our revolving credit facility. Refer to Note 2— Investments in Unconsolidated Affiliates in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information.
Results of Operations
Non-GAAP Financial Measures
We use non-GAAP financial measures, such as Adjusted Revenues, Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Earnings and Adjusted EPS for financial and operational decision making and as a means to evaluate period-to-period comparisons. We believe these non-GAAP financial measures are useful for investors in evaluating our overall financial performance. We believe these measures provide useful information about operating results, enhance the overall understanding of past financial performance and future prospects and allow for greater transparency with respect to key metrics used by management in its financial and operational decision making, including determining a portion of executive compensation. We also present these non-GAAP financial measures because we believe investors, analysts and rating agencies consider them useful in measuring our ability to meet our debt service obligations. By disclosing these non-GAAP financial measures, we believe we offer investors a greater understanding of, and an enhanced level of transparency into, the means by which our management operates the Company. These non-GAAP financial measures are not measures presented in accordance with GAAP, and our use of these terms may vary from that of others in our industry. These non-GAAP financial measures should not be considered as an alternative to revenues, net earnings, net earnings per share or any other measures derived in accordance with GAAP as measures of operating performance or liquidity.
Adjusted Revenues, Adjusted EBITDA and Adjusted EBITDA Margin for the Software Solutions and Data and Analytics segments are presented in conformity with Accounting Standards Codification Topic 280, Segment Reporting. These measures are reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing their performance. For these reasons, these measures are excluded from the definition of non-GAAP financial measures under the SEC's Regulation G and Item 10(e) of Regulation S-K.

•
Adjusted Revenues - We define Adjusted Revenues as Revenues adjusted to include the revenues that were not recorded by us during the periods presented due to the deferred revenue purchase accounting adjustment recorded in accordance with GAAP. These adjustments are reflected in Corporate and Other.

•	Adjusted EBITDA - We define Adjusted EBITDA as Net earnings, with adjustments to reflect the addition or elimination of certain statement of earnings items including, but not limited to:

•	Depreciation and amortization;

•	Impairment charges;

•	Interest expense, net;

•	Income tax expense;

•	Equity in earnings (losses) of unconsolidated affiliates;

•	Other expense, net;

•	deferred revenue purchase accounting adjustment;

•	equity-based compensation, including related payroll taxes;

•	costs associated with debt and/or equity offerings, including the spin-off of Black Knight from FNF (the "Distribution");

•	spin-off related transition costs; and

•	acquisition-related costs, including ongoing costs pursuant to a purchase agreement.
These adjustments are reflected in Corporate and Other.

•	Adjusted EBITDA Margin - Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by Adjusted Revenues.

•	Adjusted Net Earnings - We define Adjusted Net Earnings as Net earnings with adjustments to reflect the addition or elimination of certain statement of earnings items including, but not limited to:

•	the net incremental depreciation and amortization adjustments associated with the application of purchase accounting;

•	deferred revenue purchase accounting adjustment;

•	equity-based compensation, including related payroll taxes;

•	costs associated with debt and/or equity offerings, including the Distribution;

•	spin-off related transition costs;

•	acquisition-related costs, including ongoing costs pursuant to a purchase agreement;

•	significant legal and regulatory matters;

•	equity in earnings (losses) of unconsolidated affiliates; and

•	adjustment for income tax expense related to the tax effect of the non-GAAP adjustments.

•	Adjusted EPS - Adjusted EPS is calculated by dividing Adjusted Net Earnings by the diluted weighted average shares of common stock outstanding.

Consolidated Results of Operations
The following table presents certain financial data for the periods indicated (in millions):
	Three months ended March 31,
	2019	2018
Revenues	$283.1	$270.3
Expenses:
Operating expenses	160.0	149.4
Depreciation and amortization	56.9	51.4
Transition and integration costs	0.9	1.3
Total expenses	217.8	202.1
Operating income	65.3	68.2
Operating margin	23.1%	25.2%
Interest expense, net	(15.0)	(12.8)
Other expense, net	(0.3)	(0.2)
Earnings before income taxes	50.0	55.2
Income tax expense	10.7	12.5
Net earnings	$39.3	$42.7

Net earnings per share:
Diluted	$0.27	$0.29
Weighted average shares of common stock outstanding:
Diluted	148.2	149.2

Non-GAAP Financial Measures
Adjusted Revenues	$283.2	$271.2
Adjusted EBITDA	$137.1	$129.9
Adjusted EBITDA Margin	48.4%	47.9%
Adjusted Net Earnings	$65.9	$64.1
Adjusted EPS	$0.44	$0.43
Reconciliations of the above non-GAAP financial measures to the most directly comparable GAAP financial measures are presented in the tables below (in millions):

	Three months ended March 31,
	2019	2018
Revenues	$283.1	$270.3
Deferred revenue purchase accounting adjustment	0.1	0.9
Adjusted Revenues	$283.2	$271.2

	Three months ended March 31,
	2019	2018
Net earnings	$39.3	$42.7
Depreciation and amortization	56.9	51.4
Interest expense, net	15.0	12.8
Income tax expense	10.7	12.5
Other expense, net	0.3	0.2
EBITDA	122.2	119.6
Deferred revenue purchase accounting adjustment	0.1	0.9
Equity-based compensation	13.9	8.1
Debt and/or equity offering expenses	—	0.5
Spin-off related transition costs	—	0.8
Acquisition-related costs	0.9	—
Adjusted EBITDA	$137.1	$129.9
Adjusted EBITDA Margin	48.4%	47.9%

	Three months ended March 31,
	2019	2018
Net earnings	$39.3	$42.7
Depreciation and amortization purchase accounting adjustment	23.3	21.5
Deferred revenue purchase accounting adjustment	0.1	0.9
Equity-based compensation	13.9	8.1
Debt and/or equity offering expenses	—	0.5
Spin-off related transition costs	—	1.0
Acquisition-related costs	0.9	—
Legal and regulatory matters	0.2	0.1
Income tax expense adjustment	(11.8)	(10.7)
Adjusted Net Earnings	$65.9	$64.1

Adjusted EPS	$0.44	$0.43
Weighted Average Adjusted Shares Outstanding	148.2	149.2
Revenues
The following table sets forth revenues by segment for the periods presented (in millions):

	Three months ended March 31,		Variance
	2019	2018	$	%
Software Solutions	$243.5	$233.6	$9.9	4.2%
Data and Analytics	39.7	37.6	2.1	5.6%
Corporate and Other (1)	(0.1)	(0.9)	0.8	88.9%
Total	$283.1	$270.3	$12.8	4.7%
_______________________________________________________

(1)	Revenues for Corporate and Other represent deferred revenue purchase accounting adjustments recorded in accordance with GAAP.

Software Solutions
Revenues were $243.5 million in the three months ended March 31, 2019 compared to $233.6 million in the 2018 period, an increase of $9.9 million, or 4%. Our servicing software solutions increased 4%, or $7.1 million, primarily driven by higher average revenue per loan and loan growth on our core servicing software solution, which increased 2% to 34.8 million average loans. Our origination software solutions increased 7%, or $2.8 million, primarily driven by growth in our loan origination system solutions from new clients and incremental revenues from prior year business acquisitions, partially offset by lower professional services and the effect of lower refinance volumes on our ExchangeSM and eLending platforms primarily as a result of the 24% decline in refinancing originations as reported by the MBA.
Data and Analytics
Revenues were $39.7 million in the three months ended March 31, 2019 compared to $37.6 million in the 2018 period, an increase of $2.1 million, or 6%. The increase was primarily driven by growth in our property data and portfolio analytics businesses.
Operating Expenses
The following table sets forth operating expenses by segment for the periods presented (in millions):

	Three months ended March 31,		Variance
	2019	2018	$	%
Software Solutions	$102.8	$96.8	$6.0	6.2%
Data and Analytics	29.8	29.0	0.8	2.8%
Corporate and Other	27.4	23.6	3.8	16.1%
Total	$160.0	$149.4	$10.6	7.1%
_______________________________________________________

(1)
Operating expenses for Corporate and Other includes $13.9 million and $8.1 million of equity-based compensation, including related payroll taxes, for the three months ended March 31, 2019 and 2018, respectively.

Software Solutions
Operating expenses were $102.8 million in the three months ended March 31, 2019 compared to $96.8 million in the 2018 period, an increase of $6.0 million, or 6%. The increase was primarily due to higher net personnel costs, hardware and software maintenance costs in support of business growth and the effect of prior year business acquisitions.
Data and Analytics
Operating expenses were $29.8 million in the three months ended March 31, 2019 compared to $29.0 million in the 2018 period, an increase of $0.8 million, or 3%. The increase was primarily driven by higher personnel expenses and an increase in hardware and software maintenance costs.
Corporate and Other
Operating expenses were $27.4 million in the three months ended March 31, 2019 compared to $23.6 million in the 2018 period, an increase of $3.8 million, or 16%. The increase was primarily driven by a $5.6 million increase in equity-based compensation, of which $1.9 million relates to accelerated expense, partially offset by $2.0 million of lower incentive bonus expense.
Depreciation and Amortization
The following table sets forth depreciation and amortization by segment for the periods presented (in millions):

	Three months ended March 31,		Variance
	2019	2018	$	%
Software Solutions	$29.9	$26.7	$3.2	12.0%
Data and Analytics	3.8	3.2	0.6	18.8%
Corporate and Other (1)	23.2	21.5	1.7	7.9%
Total	$56.9	$51.4	$5.5	10.7%
_______________________________________________________

(1)
Depreciation and amortization for Corporate and Other primarily represents net incremental depreciation and amortization adjustments associated with the application of purchase accounting recorded in accordance with GAAP.

Software Solutions
Depreciation and amortization was $29.9 million in the three months ended March 31, 2019 compared to $26.7 million in the 2018 period, an increase of $3.2 million, or 12%. The increase is primarily due to amortization of deferred contract costs related to new client wins and new hardware and software placed in service.
Data and Analytics
Depreciation and amortization was $3.8 million in the three months ended March 31, 2019 compared to $3.2 million in the 2018 period, an increase of $0.6 million, or 19%. The increase is primarily due to new hardware and software placed in service for new solutions and enhancements for existing solutions.
Transition and Integration Costs
Transition and integration costs were $0.9 million in the three months ended March 31, 2019 compared to $1.3 million in the 2018 period. Transition and integration costs for the 2019 period primarily consisted of acquisition-related costs. Transition and integration costs for the 2018 period primarily consisted of transition-related costs as we transferred certain corporate functions from FNF and legal and professional fees related to secondary offerings by certain affiliates of Thomas H. Lee Partners, L.P.
Operating Income (Loss)
The following table sets forth operating income (loss) by segment for the periods presented (in millions):

	Three months ended March 31,		Variance
	2019	2018	$	%
Software Solutions	$110.8	$110.1	$0.7	0.6%
Data and Analytics	6.1	5.4	0.7	13.0%
Corporate and Other	(51.6)	(47.3)	(4.3)	9.1%
Total	$65.3	$68.2	$(2.9)	(4.3)%
Software Solutions
Operating income was $110.8 million in the three months ended March 31, 2019 compared to $110.1 million in the 2018 period, an increase of $0.7 million, or 1%. Operating margin was 45.5% in the three months ended March 31, 2019 compared to 47.1% in the 2018 period. The decrease in operating margin is primarily due to higher operating expenses.
Data and Analytics
Operating income was $6.1 million in the three months ended March 31, 2019 compared to 5.4 million in the 2018 period, an increase of $0.7 million, or 13%. Operating margin was 15.4% in the three months ended March 31, 2019 compared to 14.4% in the 2018 period. The increase in operating margin is primarily due to revenue growth.
Corporate and Other
Operating loss was $51.6 million in the three months ended March 31, 2019 compared to $47.3 million in the 2018 period, an increase of $4.3 million, or 9%. The increase in loss was primarily driven by higher equity-based compensation.
Interest Expense, Net
Consolidated Interest expense, net was $15.0 million in the three months ended March 31, 2019 compared to $12.8 million in the 2018 period, an increase of $2.2 million, or 17%. The increase was primarily driven by incremental borrowings related to our indirect investment in D&B.
Other Expense, Net
Consolidated Other expense, net was $0.3 million in the three months ended March 31, 2019 compared to $0.2 million in the 2018 period.
Income Tax Expense
Consolidated Income tax expense was $10.7 million in the three months ended March 31, 2019 compared to $12.5 million in the 2018 period. Our effective tax rate was 21.4% in the three months ended March 31, 2019 compared to 22.6% in the 2018 period. Our effective tax rate for the three months ended March 31, 2019 and 2018 includes the effect of tax benefits related to the vesting of restricted shares of our common stock.

Adjusted Revenues
Consolidated Adjusted Revenues were $283.2 million in the three months ended March 31, 2019 compared to $271.2 million in the 2018 period, an increase of $12.0 million, or 4%. Refer to the Revenues discussion above for further information.
Adjusted EBITDA and Adjusted EBITDA Margin
The following tables set forth Adjusted EBITDA (in millions) and Adjusted EBITDA Margin by segment for the periods presented (in millions):

	Three months ended March 31,		Variance
	2019	2018	$	%
Software Solutions	$140.7	$136.8	$3.9	2.9%
Data and Analytics	9.9	8.6	1.3	15.1%
Corporate and Other	(13.5)	(15.5)	2.0	12.9%
Total	$137.1	$129.9	$7.2	5.5%

	Three months ended March 31,		Variance
	2019	2018	Basis points
Software Solutions	57.8%	58.6%	(80)
Data and Analytics	24.9%	22.9%	200
Corporate and Other	N/A	N/A	N/A
Total	48.4%	47.9%	50
Software Solutions
Adjusted EBITDA was $140.7 million in the three months ended March 31, 2019 compared to $136.8 million in the 2018 period, an increase of $3.9 million, or 3%, with an Adjusted EBITDA Margin of 57.8%, a decrease of 80 basis points from the 2018 period. The decrease was primarily driven by higher operating expenses.
Data and Analytics
Adjusted EBITDA was $9.9 million in the three months ended March 31, 2019 compared to $8.6 million in the 2018 period, an increase of $1.3 million, or 15%, with an Adjusted EBITDA Margin of 24.9%, an increase of 200 basis points from the 2018 period. The increase was primarily driven by incremental margins on revenue growth.
Adjusted Net Earnings and Adjusted EPS
Adjusted Net Earnings were $65.9 million in the three months ended March 31, 2019 compared to $64.1 million in the 2018 period, an increase of $1.8 million, or 3%. Adjusted EPS was $0.44 in the three months ended March 31, 2019 compared to $0.43 in the 2018 period, an increase of $0.01, or 2%. The increase was primarily driven by increased earnings from revenue growth, partially offset by higher interest expense.
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
As of March 31, 2019, we had cash and cash equivalents of $12.0 million, debt principal of $1,680.5 million and available capacity of $323.5 million on our revolving credit facility. We believe that our cash flows from operations and available cash and cash equivalents are sufficient to meet our liquidity needs, including the repayment of our outstanding debt, for at least the next 12 months. We anticipate that to the extent we require additional liquidity, it will be funded through borrowings on our revolving credit facility, the incurrence of other indebtedness, equity issuance or a combination thereof. We cannot be assured that we will be able to obtain this additional liquidity on reasonable terms, or at all. The loss of the largest lender on our revolving credit facility would reduce our borrowing capacity by $68.0 million. Additionally, our liquidity and our ability to meet our obligations and fund our capital requirements are also dependent on our future financial performance, which is subject to general economic, financial and other factors that are beyond our control. Accordingly, we cannot be assured that our business will generate sufficient cash flows from operations or that future borrowings will be available from additional indebtedness or otherwise to meet our liquidity needs. Although we have no specific current plans to do so, if we decide to pursue one or more significant acquisitions, we may incur additional debt or sell additional equity to finance such acquisitions.
Cash Flows
The following table provides a summary of cash flows from operating, investing and financing activities for the periods presented (in millions):

	Three months ended March 31,
	2019	2018	Variance
Cash flows provided by operating activities	$64.1	$98.9	$(34.8)
Cash flows used in investing activities	(397.7)	(24.7)	(373.0)
Cash flows provided by (used in) financing activities	325.3	(80.5)	405.8
Net decrease in cash and cash equivalents	$(8.3)	$(6.3)	$(2.0)
Operating Activities
The $34.8 million decrease in cash provided by operating activities in the three months ended March 31, 2019 compared to the 2018 period is primarily related to the timing and amount of cash receipts for Trade Receivables, net and payments for Accrued compensation and benefits.
Investing Activities
The $373.0 million increase in cash used in investing activities in the three months ended March 31, 2019 compared to the 2018 period is primarily related to our indirect investment in D&B.
Financing Activities
The $405.8 million increase in cash provided by financing activities in the three months ended March 31, 2019 compared to the 2018 period is primarily related to incremental borrowings for our indirect investment in D&B and share repurchases in the 2018 period.
Financing
For a description of our financing arrangements, see Note 6 — Long-Term Debt in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated by reference into this Part I Item 2.
Contractual Obligations
Our long-term contractual obligations generally include our debt and related interest payments, data processing and maintenance commitments and operating lease payments on certain of our property and equipment. Other than the items described below, there were no significant changes to contractual obligations from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2018.
On February 8, 2019, the availability on our revolving credit facility decreased in connection with the incremental borrowings to fund our $375.0 million investment in D&B. Refer to Note 2— Investments in Unconsolidated Affiliates in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information.
Share Repurchase Program
There were no share repurchases during the first quarter of 2019. As of March 31, 2019, we had approximately 3.8 million shares remaining under our share repurchase authorization.

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
Off-Balance Sheet Arrangements
We do not have any material off-balance sheet arrangements other than interest rate swaps.
Critical Accounting Policies
There have been no material changes to our critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended December 31, 2018.
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
Interest Rate Risk
In addition to existing cash balances and cash provided by operating activities, we use variable rate debt to finance our operations. We enter into interest rate swap agreements to hedge forecasted monthly interest rate payments on our variable rate debt. We are exposed to interest rate risk on our debt obligations and related interest rate swaps. As of March 31, 2019, we had $1,653.1 million in long-term debt principal outstanding from our 2018 Facilities, as described in Note 6 — Long-Term Debt in Item 1 of Part I of this Quarterly Report on Form 10-Q, all of which is variable rate debt.
As of March 31, 2019, the 2018 Facilities represent our long-term debt obligations exposed to interest rate risk. We performed a sensitivity analysis on the principal amount of debt as of March 31, 2019, as well as the effect of our interest rate swaps. In this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. An increase or decrease of 100 basis points in the applicable interest rate would cause an increase or decrease in interest expense of $16.5 million on an annual basis ($7.0 million including the effect of our current interest rate swaps) as the 1-month LIBOR rate was 2.50% as of March 31, 2019.
As of March 31, 2019, we have the following interest rate swap agreements (collectively, the "Swap Agreements") (in millions):

Effective dates	Notional amount	Fixed rates
March 31, 2017 through March 31, 2022	$200.0	2.08%
September 29, 2017 through September 30, 2021	$200.0	1.69%
April 30, 2018 through April 30, 2023	$250.0	2.61%
January 31, 2019 through January 31, 2023	$300.0	2.65%
Under the terms of the Swap Agreements, we receive payments based on the 1-month LIBOR rate (approximately 2.50% as of March 31, 2019).
The Swap Agreements were designated as cash flow hedging instruments. A portion of the amount included in Accumulated other comprehensive (loss) earnings is reclassified into Interest expense, net as a yield adjustment as interest payments are made on the hedged debt. In accordance with the authoritative guidance for fair value measurements, the inputs used to determine the estimated fair value of our interest rate swaps are level 2 inputs. We have considered our own credit risk and the credit risk of the counterparties when determining the fair value of our Swap Agreements.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2019, under the supervision and with the participation of our Chief Executive Officer ("CEO") and Executive Vice President and Chief Financial Officer ("CFO"), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q.
There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.
Based on that evaluation, our CEO and CFO concluded that as of March 31, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit with the SEC are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2019 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II: OTHER INFORMATION
Item 1. Legal Proceedings
See discussion of legal proceedings in Note 9 — Commitments and Contingencies in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated by reference into this Item 1 of Part II.
Item 1A. Risk Factors
There have been no material changes in our risk factors since the filing of our Annual Report on Form 10-K for the year ended December 31, 2018.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits
     (a) Exhibits

Exhibit
No.	Description
10.1
Assignment and Investment Agreement by and among Black Knight, Inc., QIA FIG Holding LLC, Cannae Holdings, Inc. and Star Parent, L.P. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Black Knight, Inc. on January 28, 2019 (No. 001-37394))

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

BLACK KNIGHT, INC. (registrant)
Date:	May 1, 2019	By:	/s/ Kirk T. Larsen
Kirk T. Larsen
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	May 1, 2019	By:	/s/ Michele M. Meyers
Michele M. Meyers
Chief Accounting Officer and Treasurer (Principal Accounting Officer)