Form 10-Q
period 2019-06-30
Black Knight, Inc.
filed 2019-08-06
CIK 1627014

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-37394
Black Knight, Inc.
______________________________________________________________________________________________________________________________________________________
(Exact name of registrant as specified in its charter)

Delaware					81-5265638
(State or other jurisdiction of incorporation or organization)					(I.R.S. Employer Identification Number)

601 Riverside Avenue	,	Jacksonville	,	Florida	32204
(Address of principal executive offices)					(Zip Code)
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
Yes ☐ No ☑
There were 149,572,030 shares outstanding of the Registrant's common stock as of August 5, 2019.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended June 30, 2019

i

Part I: FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
BLACK KNIGHT, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In millions, except share data)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$9.3	$20.3
Trade receivables, net	171.9	172.3
Prepaid expenses and other current assets	81.1	67.3
Receivables from related parties	9.1	6.2
Total current assets	271.4	266.1
Property and equipment, net	164.1	177.1
Computer software, net	399.4	405.6
Other intangible assets, net	158.9	188.0
Goodwill	2,329.7	2,329.7
Investments in unconsolidated affiliates	360.4	3.8
Deferred contract costs, net	161.5	161.3
Other non-current assets	139.9	121.8
Total assets	$3,985.3	$3,653.4
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable and other accrued liabilities	$54.8	$67.8
Accrued compensation and benefits	48.3	65.8
Current portion of long-term debt	60.4	52.5
Deferred revenues	45.2	52.9
Total current liabilities	208.7	239.0
Deferred revenues	103.2	106.8
Deferred income taxes	210.5	220.9
Long-term debt, net of current portion	1,572.6	1,284.2
Other non-current liabilities	50.5	16.0
Total liabilities	2,145.5	1,866.9
Commitments and contingencies (Note 9)
Equity:
Common stock; $0.0001 par value; 550,000,000 shares authorized; 153,085,116 shares issued and 149,674,814 shares outstanding as of June 30, 2019, and 153,241,851 shares issued and 149,358,973 shares outstanding as of December 31, 2018	—	—
Preferred stock; $0.0001 par value; 25,000,000 shares authorized; issued and outstanding, none as of June 30, 2019 and December 31, 2018	—	—
Additional paid-in capital	1,567.3	1,585.8
Retained earnings	451.3	381.1
Accumulated other comprehensive (loss) earnings	(17.9)	0.3
Treasury stock, at cost, 3,410,302 shares as of June 30, 2019 and 3,882,878 shares as of December 31, 2018	(160.9)	(180.7)
Total equity	1,839.8	1,786.5
Total liabilities and equity	$3,985.3	$3,653.4
See Notes to Condensed Consolidated Financial Statements (Unaudited).

BLACK KNIGHT, INC.
Condensed Consolidated Statements of Earnings and Comprehensive Earnings
(Unaudited)
(In millions, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenues	$294.9	$276.6	$578.0	$546.9
Expenses:
Operating expenses	159.4	155.4	319.4	304.8
Depreciation and amortization	57.5	53.6	114.4	105.0
Transition and integration costs	1.0	1.2	1.9	2.5
Total expenses	217.9	210.2	435.7	412.3
Operating income	77.0	66.4	142.3	134.6
Other income and expense:
Interest expense, net	(16.7)	(13.1)	(31.7)	(25.9)
Other expense, net	(0.5)	(6.2)	(0.8)	(6.4)
Total other expense, net	(17.2)	(19.3)	(32.5)	(32.3)
Earnings before income taxes and equity in losses of unconsolidated affiliates	59.8	47.1	109.8	102.3
Income tax expense	14.5	7.1	25.2	19.6
Earnings before equity in losses of unconsolidated affiliates	45.3	40.0	84.6	82.7
Equity in losses of unconsolidated affiliates, net of tax	(13.4)	—	(13.4)	—
Net earnings	$31.9	$40.0	$71.2	$82.7
Other comprehensive (loss) earnings:
Unrealized holding (losses) gains, net of tax(1)	(11.8)	3.4	(18.0)	8.1
Reclassification adjustments for gains included in net earnings, net of tax(2)	(0.3)	(0.5)	(1.0)	(0.8)
Total unrealized (losses) gains on interest rate swaps, net of tax	(12.1)	2.9	(19.0)	7.3
Foreign currency translation adjustment(3)	—	(0.3)	—	(0.3)
Unrealized loss on investments in unconsolidated affiliates	(0.2)	—	(0.2)	—
Other comprehensive (loss) earnings	(12.3)	2.6	(19.2)	7.0
Comprehensive earnings	$19.6	$42.6	$52.0	$89.7

Net earnings per share:
Basic	$0.22	$0.27	$0.48	$0.56
Diluted	$0.21	$0.27	$0.48	$0.56
Weighted average shares of common stock outstanding (Note 3):
Basic	147.7	147.1	147.6	148.0
Diluted	148.5	147.7	148.4	148.4
______________________________

(1)
Net of income tax benefit of $4.1 million and $6.3 million for the three and six months ended June 30, 2019, respectively, and income tax expense of $1.0 million and $2.6 million for the three and six months ended June 30, 2018, respectively.

(2)
Amounts reclassified to net earnings relate to gains on interest rate swaps and are included in Interest expense, net above. Amounts are net of income tax expense of $0.1 million and $0.4 million for the three and six months ended June 30, 2019, respectively, and $0.2 million and $0.3 million for the three and six months ended June 30, 2018, respectively.

(3)	Net of income tax benefit of $0.1 million for the three and six months ended June 30, 2018.

See Notes to Condensed Consolidated Financial Statements (Unaudited).

BLACK KNIGHT, INC.
Condensed Consolidated Statements of Equity
(Unaudited)
(In millions)

	Three months ended June 30, 2019
	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock
	Shares	$				Shares	$	Total equity
Balance, March 31, 2019	153.1	$—	$1,554.6	$419.4	$(5.6)	3.2	$(147.1)	$1,821.3
Grant of restricted shares of common stock	—	—	(0.1)	—	—	—	0.1	—
Forfeitures of restricted shares of common stock	—	—	1.0	—	—	—	(1.0)	—
Tax withholding payments for restricted share vesting	—	—	(1.3)	—	—	—	—	(1.3)
Vesting of restricted shares granted from treasury stock	—	—	1.0	—	—	—	(1.0)	—
Purchases of treasury stock	—	—	—	—	—	0.2	(11.9)	(11.9)
Equity-based compensation expense	—	—	12.1	—	—	—	—	12.1
Net earnings	—	—	—	31.9	—	—	—	31.9
Unrealized losses on interest rate swaps, net	—	—	—	—	(12.1)	—	—	(12.1)
Other comprehensive loss on investments in unconsolidated affiliates	—	—	—	—	(0.2)	—	—	(0.2)
Balance, June 30, 2019	153.1	$—	$1,567.3	$451.3	$(17.9)	3.4	$(160.9)	$1,839.8

	Three months ended June 30, 2018
	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings	Treasury stock
	Shares	$				Shares	$	Total equity
Balance March 31, 2018	153.3	$—	$1,560.1	$255.3	$8.3	4.2	$(197.1)	$1,626.6
Grant of restricted shares of common stock	—	—	(16.9)	—	—	(0.3)	16.9	—
Forfeitures of restricted shares of common stock	—	—	0.3	—	—	—	(0.3)	—
Tax withholding payments for restricted share vesting	—	—	(0.1)	—	—	—	—	(0.1)
Equity-based compensation expense	—	—	12.1	—	—	—	—	12.1
Net earnings	—	—	—	40.0	—	—	—	40.0
Foreign currency translation adjustment	—	—	—	—	(0.3)	—	—	(0.3)
Unrealized gains on interest rate swaps, net	—	—	—	—	2.9	—	—	2.9
Balance, June 30, 2018	153.3	$—	$1,555.5	$295.3	$10.9	3.9	$(180.5)	$1,681.2

See Notes to Condensed Consolidated Financial Statements (Unaudited).

BLACK KNIGHT, INC.
Condensed Consolidated Statements of Equity (Continued)
(Unaudited)
(In millions)

	Six months ended June 30, 2019
	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings (loss)	Treasury stock
	Shares	$				Shares	$	Total equity
Balance, December 31, 2018	153.2	$—	$1,585.8	$381.1	$0.3	3.9	$(180.7)	$1,786.5
Effect of ASU 2018-02 adoption (Note 1)	—	—	—	(1.0)	1.0	—	—	—
Adjusted balance at January 1, 2019	153.2	—	1,585.8	380.1	1.3	3.9	(180.7)	1,786.5
Grant of restricted shares of common stock	—	—	(37.3)	—	—	(0.8)	37.3	—
Forfeitures of restricted shares of common stock	—	—	1.0	—	—	—	(1.0)	—
Tax withholding payments for restricted share vesting	(0.1)	—	(12.2)	—	—	—	—	(12.2)
Vesting of restricted shares granted from treasury stock	—	—	4.6	—	—	0.1	(4.6)	—
Purchases of treasury stock	—	—	—	—	—	0.2	(11.9)	(11.9)
Equity-based compensation expense	—	—	25.4	—	—	—	—	25.4
Net earnings	—	—	—	71.2	—	—	—	71.2
Unrealized losses on interest rate swaps, net	—	—	—	—	(19.0)	—	—	(19.0)
Other comprehensive loss on investments in unconsolidated affiliates	—	—	—	—	(0.2)	—	—	(0.2)
Balance, June 30, 2019	153.1	$—	$1,567.3	$451.3	$(17.9)	3.4	$(160.9)	$1,839.8

	Six months ended June 30, 2018
	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings	Treasury stock
	Shares	$				Shares	$	Total equity
Balance, December 31, 2017	153.4	$—	$1,593.6	$201.4	$3.9	2.0	$(90.1)	$1,708.8
Cumulative effect of ASC 606 adoption	—	—	—	11.2	—	—	—	11.2
Adjusted balance at January 1, 2018	153.4	—	1,593.6	212.6	3.9	2.0	(90.1)	1,720.0
Grant of restricted shares of common stock	—	—	(51.7)	—	—	(1.1)	51.7	—
Forfeitures of restricted shares of common stock	—	—	0.6	—	—	—	(0.6)	—
Tax withholding payments for restricted share vesting	(0.1)	—	(6.7)	—	—	—	—	(6.7)
Purchases of treasury stock	—	—	—	—	—	3.0	(141.5)	(141.5)
Equity-based compensation expense	—	—	19.7	—	—	—	—	19.7
Net earnings	—	—	—	82.7	—	—	—	82.7
Foreign currency translation adjustment	—	—	—	—	(0.3)	—	—	(0.3)
Unrealized gains on interest rate swaps, net	—	—	—	—	7.3	—	—	7.3
Balance, June 30, 2018	153.3	$—	$1,555.5	$295.3	$10.9	3.9	$(180.5)	$1,681.2

See Notes to Condensed Consolidated Financial Statements (Unaudited).

BLACK KNIGHT, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In millions)

	Six months ended June 30,
	2019	2018
Cash flows from operating activities:
Net earnings	$71.2	$82.7
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	114.4	105.0
Amortization of debt issuance costs and original issue discount	1.4	1.6
Loss on extinguishment of debt, net	—	5.8
Deferred income taxes, net	1.0	3.6
Equity in losses of unconsolidated affiliates, net of tax	13.4	—
Equity-based compensation	25.4	19.9
Changes in assets and liabilities, net of acquired assets and liabilities:
Trade and other receivables, including receivables from related parties	0.7	44.3
Prepaid expenses and other assets	(10.5)	(44.9)
Deferred contract costs	(20.9)	(23.5)
Deferred revenues	(11.3)	(1.5)
Trade accounts payable and other liabilities	(56.7)	17.0
Net cash provided by operating activities	128.1	210.0
Cash flows from investing activities:
Additions to property and equipment	(4.8)	(14.5)
Additions to computer software	(40.6)	(37.5)
Business acquisition, net of cash acquired	—	(6.0)
Investment in unconsolidated affiliate	(375.0)	—
Net cash used in investing activities	(420.4)	(58.0)
Cash flows from financing activities:
Revolver borrowings	611.8	481.5
Revolver payments	(290.8)	(340.0)
Term loan borrowings	—	258.6
Term loan payments	(15.6)	(402.9)
Purchases of treasury stock	(11.9)	(141.5)
Tax withholding payments for restricted share vesting	(12.2)	(6.7)
Debt issuance costs	—	(5.8)
Net cash provided by (used in) financing activities	281.3	(156.8)
Net decrease in cash and cash equivalents	(11.0)	(4.8)
Cash and cash equivalents, beginning of period	20.3	16.2
Cash and cash equivalents, end of period	$9.3	$11.4

Supplemental cash flow information:
Interest paid, net	$(29.4)	$(24.5)
Income taxes paid, net	$(27.7)	$(10.0)

See Notes to Condensed Consolidated Financial Statements (Unaudited).

BLACK KNIGHT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Basis of Presentation
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
Share Repurchase Program
For the six months ended June 30, 2019, a summary of share repurchases under our share repurchase program is as follows (in millions, except per share amounts):

Total number of shares repurchased	Aggregate purchase price	Average price paid per share	Shares remaining under repurchase authorization as of June 30, 2019
0.2	$11.9	$57.94	3.6

Reclassifications
Certain reclassifications have been made to the prior year amounts to conform to the classifications used in 2019. Investments in unconsolidated affiliates and Deferred contract costs, net were previously included in Other non-current assets in our Condensed Consolidated Balance Sheets (Unaudited). Revolver payments and Term loan payments were previously combined in Debt repayments in our Condensed Consolidated Statements of Cash Flows (Unaudited). Revolver borrowings and Term loan borrowings were previously combined in Borrowings in our Condensed Consolidated Statements of Cash Flows (Unaudited).
Cash and Cash Equivalents
Cash and cash equivalents include the following (in millions):

	June 30, 2019	December 31, 2018
Cash	$6.4	$9.5
Cash equivalents	2.9	10.8
Cash and cash equivalents	$9.3	$20.3

As of June 30, 2019 and December 31, 2018, we did not have any restricted cash and cash equivalents.

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Trade Receivables, Net
A summary of Trade receivables, net of allowance for doubtful accounts is as follows (in millions):

	June 30, 2019	December 31, 2018
Trade receivables — billed	$128.5	$136.6
Trade receivables — unbilled	45.1	37.0
Trade receivables	173.6	173.6
Allowance for doubtful accounts	(1.7)	(1.3)
Trade receivables, net	$171.9	$172.3

In addition to the amounts above, we have unbilled receivables that we do not expect to collect within the next year included in Other non-current assets in our Condensed Consolidated Balance Sheets (Unaudited). Billings for these receivables are based on contractual terms. Refer to Note 5 — Other Non-Current Assets.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consists of the following (in millions):

	June 30, 2019	December 31, 2018
Prepaid expenses	$55.5	$43.9
Contract assets	16.7	14.8
Other current assets	8.9	8.6
Prepaid expenses and other current assets	$81.1	$67.3

Contract Assets
Our short-term contract assets, including related party contract assets, are included in Prepaid expenses and other current assets in our Condensed Consolidated Balance Sheets (Unaudited). Refer to Note 4 — Related Party Transactions. Our long-term contract assets are included in Other non-current assets in our Condensed Consolidated Balance Sheets (Unaudited). Refer to Note 5 — Other Non-Current Assets. There were no impairment charges related to contract assets for the three and six months ended June 30, 2019 and 2018.
Investments in Unconsolidated Affiliates
We account for our investments in unconsolidated affiliates using the equity method of accounting. We have elected to record our share of equity in earnings (losses) of unconsolidated affiliates on a one-quarter lag based on the most recently available financial statements. Refer to Note 2— Investments in Unconsolidated Affiliates.
Deferred Revenues
Deferred revenues represent our obligation to transfer products or services to our client for which we have received consideration, or an amount of consideration is due, from the client. During the six months ended June 30, 2019 and 2018, revenues recognized related to the amount included in the Deferred revenues balance at the beginning of each period were $32.6 million and $28.8 million, respectively.
Depreciation and Amortization
Depreciation and amortization includes the following (in millions):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Computer software	$23.4	$23.4	47.1	45.4
Other intangible assets	14.6	14.2	29.1	28.3
Deferred contract costs	10.5	8.1	20.7	15.9
Property and equipment	9.0	7.9	17.5	15.4
Total	$57.5	$53.6	$114.4	$105.0

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Computer software amortization for the three months ended June 30, 2018 includes accelerated amortization of $1.0 million related to certain internally developed software. Deferred contract costs amortization for the three months ended June 30, 2019 and 2018 includes accelerated amortization of $1.9 million and $1.0 million, respectively. Deferred contract costs amortization for the six months ended June 30, 2019 and 2018 includes accelerated amortization of $3.6 million and $2.5 million, respectively.
Transition and Integration Costs
Transition and integration costs during the three and six months ended June 30, 2019 primarily consisted of acquisition-related costs. Transition and integration costs during the three months and six ended June 30, 2018 primarily consisted of transition-related costs as we transferred certain corporate functions from Fidelity National Financial, Inc. ("FNF"), legal and professional fees related to secondary offerings by certain affiliates of Thomas H. Lee Partners, L.P. ("THL") and acquisition-related costs.
Recent Accounting Pronouncements
Leases (ASC Topic 842, Leases ("ASC 842"))
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842) as well as several other related updates, which were codified as ASC 842. On January 1, 2019, we adopted this update using the effective date transition method. The reported results for the three and six months ended June 30, 2019 reflect the application of ASC 842, while the comparative information has not been restated and continues to be reported under the related lease accounting standards in effect for those periods. The adoption of this update represents a change in accounting principle and resulted in the recognition of right-of-use assets and lease liabilities of $28.9 million on January 1, 2019. We elected the package of practical expedients, which permits us to leverage our prior conclusions about lease identification, lease classification and initial direct costs incurred. We also elected the practical expedient to combine lease and non-lease components when determining the value of right-of-use assets and lease liabilities, as well as the practical expedient to exclude leases with an initial term of 12 months or less. The primary effect of adopting this update relates to the recognition of our operating leases on our Condensed Consolidated Balance Sheets (Unaudited) and providing additional disclosures about our leasing activities. As of January 1, 2019 and June 30, 2019, we did not have any finance leases. Refer to Note 5 — Other Non-Current Assets and Note 9 — Commitments and Contingencies for additional disclosures related to our leasing activities.
Other Accounting Pronouncements
In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815). This update expands the permissible benchmark interest rates to include the Secured Overnight Financing Rate and the Overnight Index Swap Rate as benchmark interest rates for hedge accounting purposes. For entities that have not already adopted ASU 2017-12, the guidance in this update is required to be adopted concurrently with ASU 2017-12. This update is required to be applied prospectively to qualifying new or redesignated hedging relationships entered into on and after the date of adoption. We continue to monitor developments related to the London Interbank Offered Rate ("LIBOR") transition date and effects it may have on our strategy, systems and processes. Interest rates related to our credit agreement are based on the Eurodollar rate, which is based on LIBOR. The terms of our interest rate swap agreements are also based on LIBOR. We do not expect the adoption of this update to have a material effect on our consolidated financial statements and related disclosures.
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

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

(2)    Investments in Unconsolidated Affiliates
On August 8, 2018, an investment consortium (the “Consortium”) including Cannae Holdings, Inc. (“Cannae”), CC Capital Partners LLC, Bilcar, LLC and funds associated with THL along with other investors entered into equity commitments in connection with the acquisition of The Dun & Bradstreet Corporation, a Delaware corporation ("Dun & Bradstreet" or "D&B"). Contemporaneously, Dun & Bradstreet entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among Dun & Bradstreet, Star Parent, L.P., a Delaware limited partnership ("Star Parent"), and Star Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Star Parent ("Merger Sub"), pursuant to which, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub would merge with and into Dun & Bradstreet (the "Merger"), with Dun & Bradstreet surviving the Merger as a wholly-owned subsidiary of Star Parent (the "D&B Acquisition").
On January 24, 2019, we entered into an Assignment and Investment Agreement with QIA FIG Holding LLC, Cannae, and Star Parent in connection with our $375.0 million investment as part of the Consortium.
On February 8, 2019, the Consortium completed the previously announced D&B Acquisition for $145.00 in cash for each share of D&B common stock then outstanding, which included our $375.0 million investment in Star Parent (the "D&B Investment") funded through a borrowing on our revolving credit facility. In connection with the closing, we were issued certain limited partner interests in Star Parent, representing approximately 18.1% of the outstanding common equity of Star Parent.
On July 1, 2019, we invested an additional $17.6 million in Star Parent in exchange for our pro-rata share of additional limited partner interests issued by Star Parent related to D&B's acquisition of Lattice Engines, Inc.
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
We have variable interests in Star Parent, but we are not the primary beneficiary of Star Parent. We are a limited partner and do not have the power to direct the activities that most significantly affect Star Parent's economic performance. We do not provide any implicit or explicit liquidity guarantees or principal value guarantees to Star Parent. Our maximum exposure related to our variable interests in Star Parent is limited to our investment and commitments we may enter into from time to time to maintain our pro-rata share of limited partner interests.
The table below summarizes the carrying amount of our D&B Investment and our maximum exposure related to our variable interests in Star Parent (in millions):

	June 30, 2019
	Total assets	Maximum exposure(1)
Investment in Star Parent	$356.8	$374.4
_______________________________________________________
(1) Our maximum exposure includes our commitment entered into on June 26, 2019 for an additional investment of $17.6 million made on July 1, 2019.
We do not consolidate Star Parent because we are not the primary beneficiary. We account for our D&B Investment as an equity method investment, which results in our initial investment being recorded within Investments in unconsolidated affiliates on our Condensed Consolidated Balance Sheets (Unaudited). We record our equity in earnings (losses) of Star Parent on a one-quarter lag, based on the most recently available consolidated financial statements of Star Parent. Accordingly, our Net earnings for the three and six months ended June 30, 2019 in our Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited) include our equity in losses of Star Parent for the period from February 8, 2019 through March 31, 2019.

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Summarized consolidated financial information for Star Parent is presented below for the period subsequent to our D&B Investment (in millions):

March 31, 2019
Current assets	$420.7
Non-current assets	8,740.3
Total assets	$9,161.0

Current liabilities, including short-term debt	$778.0
Non-current liabilities	5,457.5
Total liabilities	6,235.5
Cumulative preferred series A stock	1,028.4
Total capital	1,897.1
Total liabilities and partners' capital	$9,161.0

For the period February 8 to March 31, 2019
Revenues	$174.1
Loss before provision for income taxes and equity in net income of affiliates	(111.6)
Net loss	(81.1)
Net loss attributable to Star Parent	(99.4)
The summarized consolidated financial information for Star Parent was derived from the unaudited consolidated financial information of Star Parent as of March 31, 2019 and for the period February 8, 2019 to March 31, 2019.
During the three and six months ended June 30, 2019, we recorded equity in losses related to our D&B Investment of $13.3 million, net of income tax benefit of $4.7 million.
(3)    Earnings Per Share
Diluted net earnings per share includes the effect of unvested restricted stock awards. The following table sets forth the computation of basic and diluted net earnings per share (in millions, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Basic:
Net earnings	$31.9	$40.0	$71.2	$82.7
Shares used for basic net earnings per share:
Weighted average shares of common stock outstanding	147.7	147.1	147.6	148.0
Basic net earnings per share	$0.22	$0.27	$0.48	$0.56

Diluted:
Net earnings	$31.9	$40.0	$71.2	$82.7
Shares used for diluted net earnings per share:
Weighted average shares of common stock outstanding	147.7	147.1	147.6	148.0
Dilutive effect of unvested restricted shares of common stock	0.8	0.6	0.8	0.4
Weighted average shares of common stock, diluted	148.5	147.7	148.4	148.4
Diluted net earnings per share	$0.21	$0.27	$0.48	$0.56

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
On February 8, 2019, we completed our D&B Investment. Refer to Note 2—Investments in Unconsolidated Affiliates. Concurrent with the closing of the D&B Acquisition, our Chief Executive Officer ("CEO") began serving as CEO of D&B. As of February 8, 2019, D&B is considered a related party primarily due to the D&B Investment and the combination of certain shared board members and our CEO. On July 1, 2019, we invested an additional $17.6 million in Star Parent related to D&B's acquisition of Lattice Engines, Inc.
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
Transactions with FNF are described below.
FNF
We have various agreements with FNF to provide software, data and analytics services, as well as corporate shared services and information technology. We are also a party to certain other agreements under which we incur other expenses or receive revenues from FNF.
A detail of the revenues and expenses, net from FNF is set forth in the table below (in millions):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenues	$16.2	$13.7	$30.2	$26.3
Operating expenses	3.1	2.8	5.9	5.0

Condensed Consolidated Statements of Earnings and Comprehensive Earnings
A detail of related party items included in Revenues is as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Software services	$10.8	$8.1	$19.5	$15.8
Data and analytics services	5.4	5.6	10.7	$10.5
Total related party revenues	$16.2	$13.7	$30.2	$26.3
A detail of related party items included in Operating expenses (net of expense reimbursements) is as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Data entry, indexing services and other operating expenses	$2.2	$1.6	$4.0	$2.9
Corporate services	0.9	1.5	1.9	2.7
Technology and corporate services	—	(0.3)	—	(0.6)
Total related party expenses, net	$3.1	$2.8	$5.9	$5.0

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Condensed Consolidated Balance Sheets
As of June 30, 2019 and December 31, 2018, related party contract assets were $5.1 million and $4.8 million, respectively, and are included in Prepaid expenses and other current assets in our Condensed Consolidated Balance Sheets (Unaudited). As of June 30, 2019 and December 31, 2018, related party deferred revenues were $2.2 million and $0.1 million, respectively, and are included in Deferred revenues (current) in our Condensed Consolidated Balance Sheets (Unaudited).
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
(5)    Other Non-Current Assets
Other non-current assets consists of the following (in millions):

	June 30, 2019	December 31, 2018
Property records database	$60.1	$59.9
Right-of-use assets	25.0	—
Contract assets	23.5	17.0
Deferred compensation plan related assets	14.3	11.1
Prepaid expenses	7.6	18.3
Unbilled receivables	2.9	5.0
Unrealized gains on interest rate swaps	—	6.2
Other	6.5	4.3
Other non-current assets	$139.9	$121.8

(6)        Long-Term Debt
Long-term debt consists of the following (in millions):

	June 30, 2019				December 31, 2018
	Principal	Debt issuance costs	Discount	Total	Principal	Debt issuance costs	Discount	Total
Term A Loan	$1,218.8	$(6.1)	$—	$1,212.7	$1,234.4	$(6.9)	$—	$1,227.5
Revolving Credit Facility	403.5	(4.8)	—	398.7	82.5	(5.4)	—	77.1
Other	21.9	—	(0.3)	21.6	32.9	—	(0.8)	32.1
Total long-term debt	1,644.2	(10.9)	(0.3)	1,633.0	1,349.8	(12.3)	(0.8)	1,336.7
Less: Current portion of long-term debt	60.9	(0.2)	(0.3)	60.4	53.2	(0.2)	(0.5)	52.5
Long-term debt, net of current portion	$1,583.3	$(10.7)	$—	$1,572.6	$1,296.6	$(12.1)	$(0.3)	$1,284.2

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

As of June 30, 2019, principal maturities are as follows (in millions):

2019 (remaining)	$26.5
2020	65.7
2021	62.5
2022	109.4
2023	1,380.1
Total	$1,644.2

2018 Credit Agreement
On April 30, 2018, our indirect subsidiary, Black Knight InfoServ, LLC ("BKIS") entered into an amended and restated credit and guaranty agreement (the “2018 Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent, the guarantors party thereto, the other agents party thereto and the lenders party thereto.
The 2018 Credit Agreement provides for (i) a $1,250.0 million term loan A facility (the “2018 Term A Loan”) and (ii) a $750.0 million revolving credit facility (the “2018 Revolving Credit Facility” and, together with the 2018 Term A Loan, collectively, the “2018 Facilities”), the proceeds of which were used to repay in full the previous term loan A facility, term loan B facility and revolving credit facility. For the six months ended June 30, 2018, the amount included in Other expense, net on our Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited) related to the April 30, 2018 refinancing was $5.8 million.
As of June 30, 2019, the interest rates on the 2018 Term A Loan and the 2018 Revolving Credit Facility were based on the Eurodollar rate plus a margin of 150 basis points and were approximately 3.90% and 3.92%, respectively. As of June 30, 2019, we had $346.5 million capacity on the 2018 Revolving Credit Facility and paid an unused commitment fee of 20 basis points.
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
Other Debt
On April 1, 2018, we entered into a financing agreement for $32.9 million, with a stated interest rate of 0% and an imputed interest rate of 3.44%, primarily related to certain data processing and maintenance services. Quarterly payments commenced on January 1, 2019 and continue through April 1, 2020.
Fair Value of Long-Term Debt
The fair value of our 2018 Facilities approximates their carrying value at June 30, 2019. The fair value of our 2018 Facilities is based upon established market prices for the securities using level 2 inputs.
Interest Rate Swaps
We enter into interest rate swap agreements to hedge forecasted monthly interest rate payments on our floating rate debt. As of June 30, 2019, we had the following interest rate swap agreements (collectively, the "Swap Agreements") (in millions):

Effective dates	Notional amount	Fixed rates
March 31, 2017 through March 31, 2022	$200.0	2.08%
September 29, 2017 through September 30, 2021	$200.0	1.69%
April 30, 2018 through April 30, 2023	$250.0	2.61%
January 31, 2019 through January 31, 2023	$300.0	2.65%

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Under the terms of the Swap Agreements, we receive payments based on the 1-month LIBOR rate (approximately 2.40% as of June 30, 2019). During the six months ended June 30, 2019, the following interest rate swap agreements expired (in millions):

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
It is our policy to execute such instruments with creditworthy banks and not to enter into derivative financial instruments for speculative purposes. We believe our interest rate swap counterparties will be able to fulfill their obligations under our agreements, and we believe we will have debt outstanding through the various expiration dates of the swaps such that the occurrence of future cash flow hedges remains probable.
The estimated fair values of our Swap Agreements are as follows (in millions):

Balance sheet accounts	June 30, 2019	December 31, 2018
Prepaid expenses and other current assets	$—	$0.5
Other non-current assets	$—	$6.2
Other non-current liabilities	$23.5	$4.5
A cumulative loss of $23.5 million ($17.4 million net of tax) and cumulative gain of $2.2 million ($1.6 million net of tax) is reflected in Accumulated other comprehensive (loss) earnings as of June 30, 2019 and December 31, 2018, respectively. Below is a summary of the effect of derivative instruments on amounts recognized in Other comprehensive (loss) earnings ("OCE") on the accompanying Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited) (in millions):

	Three months ended June 30, 2019		Three months ended June 30, 2018
	Amount of loss recognized in OCE	Amount of gain reclassified from Accumulated OCE into Net earnings	Amount of gain recognized in OCE	Amount of gain reclassified from Accumulated OCE into Net earnings
Swap agreements	$(11.8)	$(0.3)	$3.4	$(0.5)

	Six months ended June 30, 2019		Six months ended June 30, 2018
	Amount of loss recognized in OCE	Amount of gain reclassified from Accumulated OCE into Net earnings	Amount of gain recognized in OCE	Amount of gain reclassified from Accumulated OCE into Net earnings
Swap agreements	$(18.0)	$(1.0)	$8.1	$(0.8)

Approximately $4.5 million ($3.3 million net of tax) of the balance in Accumulated other comprehensive (loss) earnings as of June 30, 2019 is expected to be reclassified into Interest expense, net over the next 12 months.

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

BLACK KNIGHT, INC.
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
The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in millions):

	June 30, 2019				December 31, 2018
	Carrying amount	Fair value			Carrying amount	Fair value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents (Note 1)	$9.3	$9.3	$—	$—	$20.3	$20.3	$—	$—
Interest rate swaps (Note 6)	—	—	—	—	6.7	—	6.7	—

Liabilities:
Interest rate swaps (Note 6)	23.5	—	23.5	—	4.5	—	4.5	—

(8)        Income Taxes
Our effective tax rate for the three months ended June 30, 2019 and 2018 was 24.2% and 15.1%, respectively, and 23.0% and 19.2% for the six months ended June 30, 2019 and 2018, respectively. Our effective tax rate for the three and six months ended June 30, 2019 differs from our statutory rate of 26% primarily due to the effect of tax benefits related to the vesting of restricted shares of our common stock and research and development tax credits. Our effective tax rate for the three and six months ended June 30, 2018 differs from our statutory rate primarily due to the effect of a deferred tax revaluation adjustment as a result of a reduction in our blended state tax rate and higher than expected tax credits. Our effective tax rate for six months ended June 30, 2018 also includes the effect of tax benefits related to the vesting of restricted shares of our common stock.
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
Right-of-use assets and lease liabilities are recognized for our leases. Right-of-use assets are included in Other non-current assets in the Condensed Consolidated Balance Sheets (Unaudited). Refer to Note 5 — Other Non-Current Assets. Lease liabilities are included in the Condensed Consolidated Balance Sheets (Unaudited) as follows (in millions):

June 30, 2019
Trade accounts payable and other accrued liabilities	$11.1
Other non-current liabilities	13.7
Total lease liabilities	$24.8

As of June 30, 2019, maturities of lease liabilities were as follows (in millions):

2019 (remaining)	$5.9
2020	10.4
2021	5.4
2022	2.7
2023	1.2
Thereafter	0.7
Total	26.3
Less imputed interest	(1.5)
Total	$24.8

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

As of December 31, 2018, minimum operating lease payments for leases with initial or remaining terms greater than one year were as follows:

2019	$11.1
2020	10.3
2021	5.2
2022	2.5
2023	1.2
Thereafter	0.7
Total	$31.0

As of June 30, 2019, we have operating leases that have not yet commenced with minimum operating lease payments totaling $4.4 million. These operating leases commence during 2019 and have lease terms ranging from two years to five years.
Supplemental information related to leases is as follows (in millions, except lease term and discount rate):

	Three months ended June 30, 2019	Six months ended June 30, 2019
Operating lease cost (1)	$3.8	$7.4
Operating cash flows for amounts included in the measurement of lease liabilities	3.1	5.7
Right-of-use assets obtained in exchange for lease liabilities	1.1	1.8

		June 30, 2019
Weighted average remaining lease term (in years)		2.9
Weighted average discount rate		4.06%
_______________________________________________________
(1) Includes short-term and variable lease costs.

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

(10)     Revenues
Disaggregation of Revenues
The following tables summarize revenues from contracts with clients (in millions):

	Three months ended June 30, 2019
	Servicing Software	Origination Software	Software Solutions	Data and Analytics	Corporate and Other		Total
Software and hosting solutions	$184.8	$31.9	$216.7	$7.8	$—		$224.5
Professional services	21.1	10.7	31.8	0.4	(0.2)	(1)	32.0
Data solutions	—	—	—	30.8	—		30.8
Other	4.8	2.1	6.9	0.7	—		7.6
Revenues	$210.7	$44.7	$255.4	$39.7	$(0.2)		$294.9
______________________________________________________

(1)	Revenues for Corporate and Other represent deferred revenue purchase accounting adjustments recorded in accordance with GAAP.

	Three months ended June 30, 2018
	Servicing Software	Origination Software	Software Solutions	Data and Analytics	Corporate and Other		Total
Software and hosting solutions	$178.2	$27.5	$205.7	$7.6	$—		$213.3
Professional services	18.8	11.3	30.1	0.3	(0.8)	(1)	29.6
Data solutions	—	—	—	30.0	—		30.0
Other	0.3	2.6	2.9	0.8	—		3.7
Revenues	$197.3	$41.4	$238.7	$38.7	$(0.8)		$276.6
______________________________________________________

(1)	Revenues for Corporate and Other represent deferred revenue purchase accounting adjustments recorded in accordance with GAAP.

	Six months ended June 30, 2019
	Servicing Software	Origination Software	Software Solutions	Data and Analytics	Corporate and Other		Total
Software and hosting solutions	$364.5	$60.1	$424.6	$15.7	$—		$440.3
Professional services	42.9	21.4	64.3	0.8	(0.3)	(1)	64.8
Data solutions	—	—	—	61.6	—		61.6
Other	5.1	4.9	10.0	1.3	—		11.3
Revenues	$412.5	$86.4	$498.9	$79.4	$(0.3)		$578.0
______________________________________________________

(1)	Revenues for Corporate and Other represent deferred revenue purchase accounting adjustments recorded in accordance with GAAP.

	Six months ended June 30, 2018
	Servicing Software	Origination Software	Software Solutions	Data and Analytics	Corporate and Other		Total
Software and hosting solutions	$354.4	$52.4	$406.8	$15.0	$—		$421.8
Professional services	37.1	22.7	59.8	0.7	(1.7)	(1)	58.8
Data solutions	—	—	—	59.1	—		59.1
Other	0.5	5.2	5.7	1.5	—		7.2
Revenues	$392.0	$80.3	$472.3	$76.3	$(1.7)		$546.9

______________________________________________________

(1)	Revenues for Corporate and Other represent deferred revenue purchase accounting adjustments recorded in accordance with GAAP.

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

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

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
As of June 30, 2019, the aggregate amount of the transaction price that is allocated to our future performance obligations was approximately $1.9 billion and is expected to be recognized as follows: 13% by December 31, 2019, 56% by December 31, 2021, 85% by December 31, 2023 and the rest thereafter.
(11)        Equity-Based Compensation
A summary of restricted shares granted in 2019 is as follows:

Date	Number of shares granted	Grant date fair value per share	Vesting period (in years)	Vesting criteria
February 15, 2019	793,863	$52.38	3.0	Service and performance
February 28, 2019	5,744	$52.25	2.0	Service
April 8, 2019	1,110	$54.14	3.0	Service and performance

Restricted stock transactions in 2019 are as follows:

	Shares	Weighted average grant date fair value
Balance, December 31, 2018	2,077,265	$40.77
Granted	800,717	$52.38
Forfeited	(39,510)	$42.91
Vested	(742,383)	$38.53
Balance, June 30, 2019	2,096,089	$45.96

Equity-based compensation expense was $12.1 million and $12.2 million for the three months ended June 30, 2019 and 2018, respectively. Equity-based compensation was $25.4 million and $19.9 million for the six months ended June 30, 2019 and 2018, respectively. Equity-based compensation includes accelerated recognition of $1.9 million for the six months ended June 30, 2019. These expenses are included in Operating expenses in the Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited).
Total unrecognized compensation cost was $55.7 million as of June 30, 2019 and is expected to be recognized over a weighted average period of approximately 1.5 years.
In July 2019, we accelerated recognition of $1.0 million of equity-based compensation expense.
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

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

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
Separate discrete financial information is available for these two segments, and the operating results of each segment are regularly evaluated by the CODM in order to assess performance and allocate resources. We use EBITDA as the primary profitability measure for making decisions regarding ongoing operations. EBITDA is earnings before Interest expense, net, Income tax expense and Depreciation and amortization. It also excludes Equity in earnings (losses) of unconsolidated affiliates. We do not allocate Interest expense, net, Other expense, net, Income tax expense, equity-based compensation and certain other items, such as purchase accounting adjustments and acquisition-related costs to the segments, since these items are not considered in evaluating the segments' overall operating performance.
Summarized financial information concerning our segments is shown in the tables below (in millions):

	Three months ended June 30, 2019
	Software Solutions	Data and Analytics	Corporate and Other		Total
Revenues	$255.4	$39.7	$(0.2)	(1)	$294.9
Expenses:
Operating expenses	101.5	30.3	27.6	(2)	159.4
Transition and integration costs	—	—	1.0	(3)	1.0
EBITDA	153.9	9.4	(28.8)		134.5
Depreciation and amortization	30.1	3.9	23.5	(4)	57.5
Operating income (loss)	123.8	5.5	(52.3)		77.0
Interest expense, net					(16.7)
Other expense, net					(0.5)
Earnings before income taxes and equity in losses of unconsolidated affiliates					59.8
Income tax expense					14.5
Earnings before equity in losses of unconsolidated affiliates					45.3
Equity in losses of unconsolidated affiliates, net of tax					(13.4)
Net earnings					$31.9
_________________________________________________
(1) Revenues for Corporate and Other represent deferred revenue purchase accounting adjustments recorded in accordance with GAAP.
(2) Operating expenses for Corporate and Other includes $12.2 million of equity-based compensation, including certain related payroll taxes.
(3) Transition and integration costs primarily consists of acquisition-related costs, including ongoing costs pursuant to a purchase agreement.
(4) Depreciation and amortization for Corporate and Other primarily represents net incremental depreciation and amortization adjustments associated with the application of purchase accounting recorded in accordance with GAAP.

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

	Three months ended June 30, 2018
	Software Solutions	Data and Analytics	Corporate and Other		Total
Revenues	$238.7	$38.7	$(0.8)	(1)	$276.6
Expenses:
Operating expenses	96.9	28.9	29.6	(2)	155.4
Transition and integration costs	—	—	1.2	(3)	1.2
EBITDA	141.8	9.8	(31.6)		120.0
Depreciation and amortization	28.4	3.5	21.7	(4)	53.6
Operating income (loss)	113.4	6.3	(53.3)		66.4
Interest expense, net					(13.1)
Other expense, net					(6.2)
Earnings before income taxes					47.1
Income tax expense					7.1
Net earnings					$40.0
_______________________________________________________

(1)	Revenues for Corporate and Other represent deferred revenue purchase accounting adjustments recorded in accordance with GAAP.
(2) Operating expenses for Corporate and Other includes $12.2 million of equity-based compensation, including certain related payroll taxes.
(3) Transition and integration costs primarily represent transition-related costs as we transferred certain corporate functions from FNF, legal and professional fees related to secondary offerings by certain affiliates of THL and acquisition-related costs, including ongoing costs pursuant to a purchase agreement.

(4)
Depreciation and amortization for Corporate and Other primarily represents net incremental depreciation and amortization adjustments associated with the application of purchase accounting recorded in accordance with GAAP.

	Six months ended June 30, 2019
	Software Solutions	Data and Analytics	Corporate and Other		Total
Revenues	$498.9	$79.4	$(0.3)	(1)	$578.0
Expenses:
Operating expenses	204.3	60.1	55.0	(2)	319.4
Transition and integration costs	—	—	1.9	(3)	1.9
EBITDA	294.6	19.3	(57.2)		256.7
Depreciation and amortization	60.0	7.7	46.7	(4)	114.4
Operating income (loss)	234.6	11.6	(103.9)		142.3
Interest expense, net					(31.7)
Other expense, net					(0.8)
Earnings before income taxes and equity in losses of unconsolidated affiliates					109.8
Income tax expense					25.2
Earnings before equity in losses of unconsolidated affiliates					84.6
Equity in losses of unconsolidated affiliates, net of tax					(13.4)
Net earnings					$71.2

Balance sheet data:
Total assets	$3,201.1	$312.6	$471.6	(5)	$3,985.3
Goodwill	$2,157.6	$172.1	$—		$2,329.7
_______________________________________________________

(1)	Revenues for Corporate and Other represent deferred revenue purchase accounting adjustments recorded in accordance with GAAP.
(2) Operating expenses for Corporate and Other includes $26.1 million of equity-based compensation, including certain related payroll taxes.
(3) Transition and integration costs primarily consists of acquisition-related costs, including ongoing costs pursuant to a purchase agreement.

(4)
Depreciation and amortization for Corporate and Other primarily represents net incremental depreciation and amortization adjustments associated with the application of purchase accounting recorded in accordance with GAAP.

(5)	Receivables from related parties are included in Corporate and Other.

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

	Six months ended June 30, 2018
	Software Solutions	Data and Analytics	Corporate and Other		Total
Revenues	$472.3	$76.3	$(1.7)	(1)	$546.9
Expenses:
Operating expenses	193.7	57.9	53.2	(2)	304.8
Transition and integration costs	—	—	2.5	(3)	2.5
EBITDA	278.6	18.4	(57.4)		239.6
Depreciation and amortization	55.1	6.7	43.2	(4)	105.0
Operating income (loss)	223.5	11.7	(100.6)		134.6
Interest expense, net					(25.9)
Other expense, net					(6.4)
Earnings before income taxes					102.3
Income tax expense					19.6
Net earnings					$82.7

Balance sheet data:
Total assets	$3,214.7	$310.1	$136.0	(5)	$3,660.8
Goodwill	$2,137.9	$172.1	$—		$2,310.0
_______________________________________________________

(1)	Revenues for Corporate and Other represent deferred revenue purchase accounting adjustments recorded in accordance with GAAP.

(2)	Operating expenses for Corporate and Other includes $20.3 million of equity-based compensation, including certain related payroll taxes.
(3) Transition and integration costs primarily represent transition-related costs as we transferred certain corporate functions from FNF, legal and professional fees related to secondary offerings by certain affiliates of THL and acquisition-related costs, including ongoing costs pursuant to a purchase agreement.

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

•	security breaches against our information systems;

•	our ability to maintain and grow our relationships with our customers;

•	changes to the laws, rules and regulations that affect our and our customers' businesses;

•	our ability to adapt our services to changes in technology or the marketplace;

•	the effect of any potential defects, development delays, installation difficulties or system failures on our business and reputation;

•	changes in general economic, business, regulatory and political conditions, particularly as they affect the mortgage industry;

•	risks associated with the availability of data;

•	the effects of our existing leverage on our ability to make acquisitions and invest in our business;

•	our ability to successfully integrate strategic acquisitions;

•	risks associated with our investment in Star Parent, L.P. ("Star Parent") and the operation of its indirect subsidiary The Dun & Bradstreet Corporation ("D&B");

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

The table below summarizes active first and second lien mortgages on our mortgage servicing software solution and the related market data, reflecting our leadership in the mortgage servicing software solutions market (in millions):

	First lien mortgages				Second lien mortgages				Total first and second lien mortgages
	as of June 30,				as of June 30,				as of June 30,
	2019		2018		2019		2018		2019	2018
Active loans	33.0		31.9		2.6		2.6		35.6	34.5
Market size	52.3	(1)	51.3	(1)	13.3	(2)	14.5	(2)	65.6	65.8
Market share	63%		62%		19%		18%		54%	52%
_______________________________________________________
Note: Percentages above may not recalculate due to rounding.

(1)	According to the Black Knight Mortgage Monitor Report as of June 30, 2019 and May 31, 2018 for U.S. first lien mortgages.

(2)	According to the June 2019 and May 2018 Equifax National Consumer Credit Trends Report as of March 31, 2019 and 2018, respectively, for U.S. second lien mortgages.
Our business is organized into two segments:

•	Software Solutions - offers software and hosting solutions that support loan servicing, loan origination and settlement services.

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
Regulatory oversight. Most U.S. mortgage market participants are subject to a high level of regulatory oversight and regulatory requirements as federal and state governments have enacted various new laws, rules and regulations. It is our experience that mortgage lenders have become more focused on minimizing the risk of non-compliance with regulatory requirements and are looking toward solutions that assist them in complying with their regulatory requirements. In addition, high-profile data security incidents have resulted in an increased focus on data security by our clients and our clients' regulators. We expect the industry focus on privacy and data security to continue to increase.
Mortgage Market
The largest component of our business, servicing software, primarily generates revenues based on the number of active loans outstanding on our system, which has been very stable and growing. Our servicing software business has some exposure to defaulted loan volumes, which can fluctuate based on economic cycles.
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
Investments in Unconsolidated Affiliates
On February 8, 2019, we completed our investment in D&B of $375.0 million through our investment in Star Parent, the indirect parent of D&B (the "D&B Investment") for an economic ownership of approximately 18.1%. This investment was funded by a borrowing on our revolving credit facility. We record our equity in earnings (losses) of Star Parent on a one-quarter lag, based on the most recently available consolidated financial statements of Star Parent. Accordingly, our Net earnings for the three and six months ended June 30, 2019 in our Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited) include our equity in losses of Star Parent for the period February 8, 2019 to March 31, 2019. Refer to Note 2— Investments in Unconsolidated Affiliates in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information.
On July 1, 2019, we invested an additional $17.6 million in Star Parent in exchange for our pro-rata share of additional limited partner interests issued by Star Parent related to D&B's acquisition of Lattice Engines, Inc.

Results of Operations

Consolidated Results of Operations
The following table presents certain financial data for the periods indicated (in millions, except per share data):
	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenues	$294.9	$276.6	$578.0	$546.9
Expenses:
Operating expenses	159.4	155.4	319.4	304.8
Depreciation and amortization	57.5	53.6	114.4	105.0
Transition and integration costs	1.0	1.2	1.9	2.5
Total expenses	217.9	210.2	435.7	412.3
Operating income	77.0	66.4	142.3	134.6
Operating margin	26.1%	24.0%	24.6%	24.6%
Interest expense, net	(16.7)	(13.1)	(31.7)	(25.9)
Other expense, net	(0.5)	(6.2)	(0.8)	(6.4)
Earnings before income taxes and equity in losses of unconsolidated affiliates	59.8	47.1	109.8	102.3
Income tax expense	14.5	7.1	25.2	19.6
Earnings before equity in losses of unconsolidated affiliates	45.3	40.0	84.6	82.7
Equity in losses of unconsolidated affiliates, net of tax	(13.4)	—	(13.4)	—
Net earnings	$31.9	$40.0	$71.2	$82.7

Net earnings per share:
Diluted	$0.21	$0.27	$0.48	$0.56
Weighted average shares of common stock outstanding:
Diluted	148.5	147.7	148.4	148.4
Revenues
The following table sets forth revenues by segment for the periods presented (in millions):

	Three months ended June 30,		Variance		Six months ended June 30,		Variance
	2019	2018	$	%	2019	2018	$	%
Software Solutions	$255.4	$238.7	$16.7	7%	$498.9	$472.3	$26.6	6%
Data and Analytics	39.7	38.7	1.0	3%	79.4	76.3	3.1	4%
Corporate and Other(1)	(0.2)	(0.8)	0.6	75%	(0.3)	(1.7)	1.4	82%
Total	$294.9	$276.6	$18.3	7%	$578.0	$546.9	$31.1	6%
_______________________________________________________

(1)	Revenues for Corporate and Other represent deferred revenue purchase accounting adjustments recorded in accordance with GAAP.
Software Solutions
Revenues were $255.4 million in the three months ended June 30, 2019 compared to $238.7 million in the 2018 period, an increase of $16.7 million, or 7%. Our servicing software solutions increased 7%, or $13.4 million, primarily driven by loan growth on our core servicing software solution, which increased 2% to 35.2 million average loans, higher average revenue per loan and a client contract termination fee, partially offset by lower ancillary revenues and transaction volumes on our core servicing software solution. Our origination software solutions increased 8%, or $3.3 million, primarily driven by growth in our loan origination system solutions from new clients and incremental revenues from prior year business acquisitions, partially offset by lower professional services, a contract restructuring and attrition in our eLending business.

Revenues were $498.9 million in the six months ended June 30, 2019 compared to $472.3 million in the 2018 period, an increase of $26.6 million, or 6%. Our servicing software solutions increased 5%, or $20.5 million, primarily driven by higher average revenue per loan, loan growth on our core servicing software solution, which increased 2% to 35.0 million average loans, and client contract termination fees. Our origination software solutions increased 8%, or $6.1 million, primarily driven by growth in our loan origination system solutions from new clients, incremental revenues from prior year business acquisitions and a client contract termination fee, partially offset by lower professional services, a contract restructuring and attrition in our eLending businesses.
Data and Analytics
Revenues were $39.7 million in the three months ended June 30, 2019 compared to $38.7 million in the 2018 period, an increase of $1.0 million, or 3%. The increase was primarily driven by growth across nearly all business lines.
Revenues were $79.4 million in the six months ended June 30, 2019 compared to $76.3 million in the 2018 period, an increase of $3.1 million, or 4%. The increase was primarily driven by growth in our property data, portfolio analytics and multiple listing services businesses.
Operating Expenses
The following table sets forth operating expenses by segment for the periods presented (in millions):

	Three months ended June 30,		Variance		Six months ended June 30,		Variance
	2019	2018	$	%	2019	2018	$	%
Software Solutions	$101.5	$96.9	$4.6	5%	$204.3	$193.7	$10.6	5%
Data and Analytics	30.3	28.9	1.4	5%	60.1	57.9	2.2	4%
Corporate and Other	27.6	29.6	(2.0)	(7)%	55.0	53.2	1.8	3%
Total	$159.4	$155.4	$4.0	3%	$319.4	$304.8	$14.6	5%
_______________________________________________________

(1)
Operating expenses for Corporate and Other include $12.2 million of equity-based compensation, including related payroll taxes, for the three months ended June 30, 2019 and 2018, respectively, and $26.1 million and $20.3 million for the six months ended June 30, 2019 and 2018, respectively.

Software Solutions
Operating expenses were $101.5 million in the three months ended June 30, 2019 compared to $96.9 million in the 2018 period, an increase of $4.6 million, or 5%. The increase was primarily due to higher personnel costs in support of business growth and the effect of prior year business acquisitions.
Operating expenses were $204.3 million in the six months ended June 30, 2019 compared to $193.7 million in the 2018 period, an increase of $10.6 million, or 5%. The increase was primarily due to higher personnel costs in support of business growth and the effect of prior year business acquisitions.
Data and Analytics
Operating expenses were $30.3 million in the three months ended June 30, 2019 compared to $28.9 million in the 2018 period, an increase of $1.4 million, or 5%. The increase was primarily driven by higher personnel costs as we grew our sales team and experienced higher medical costs.
Operating expenses were $60.1 million in the six months ended June 30, 2019 compared to $57.9 million in the 2018 period, an increase of $2.2 million, or 4%. The increase was primarily driven by higher personnel expenses and an increase in hardware and software maintenance costs.
Corporate and Other
Operating expenses were $27.6 million in the three months ended June 30, 2019 compared to $29.6 million in the 2018 period, a decrease of $2.0 million, or 7%. The decrease was primarily driven by lower incentive bonus expense.
Operating expenses were $55.0 million in the six months ended June 30, 2019 compared to $53.2 million in the 2018 period, an increase of $1.8 million, or 3%. The increase was primarily driven by a $5.5 million increase in equity-based compensation, of which $1.9 million relates to accelerated expense, partially offset by $4.3 million of lower incentive bonus expense.

Depreciation and Amortization
The following table sets forth depreciation and amortization by segment for the periods presented (in millions):

	Three months ended June 30,		Variance		Six months ended June 30,		Variance
	2019	2018	$	%	2019	2018	$	%
Software Solutions	$30.1	$28.4	$1.7	6%	$60.0	$55.1	$4.9	9%
Data and Analytics	3.9	3.5	0.4	11%	7.7	6.7	1.0	15%
Corporate and Other(1)	23.5	21.7	1.8	8%	46.7	43.2	3.5	8%
Total	$57.5	$53.6	$3.9	7%	$114.4	$105.0	$9.4	9%
_______________________________________________________

(1)
Depreciation and amortization for Corporate and Other primarily represents net incremental depreciation and amortization adjustments associated with the application of purchase accounting recorded in accordance with GAAP.

Software Solutions
Depreciation and amortization was $30.1 million in the three months ended June 30, 2019 compared to $28.4 million in the 2018 period, an increase of $1.7 million, or 6%. The increase is primarily due to accelerated amortization of deferred contract costs.
Depreciation and amortization was $60.0 million in the six months ended June 30, 2019 compared to $55.1 million in the 2018 period, an increase of $4.9 million, or 9%. The increase is primarily due to accelerated amortization of deferred contract costs and new hardware placed in service.
Data and Analytics
Depreciation and amortization was $3.9 million in the three months ended June 30, 2019 compared to $3.5 million in the 2018 period, an increase of $0.4 million, or 11%. The increase is primarily due to new solutions and enhancements to existing solutions being placed in service.
Depreciation and amortization was $7.7 million in the six months ended June 30, 2019 compared to $6.7 million in the 2018 period, an increase of $1.0 million, or 15%. The increase is primarily due to new solutions and enhancements to existing solutions being placed in service.
Transition and Integration Costs
Transition and integration costs were $1.0 million in the three months ended June 30, 2019 compared to $1.2 million in the 2018 period. Transition and integration costs were $1.9 million in the six months ended June 30, 2019 compared to $2.5 million in the 2018 period. Transition and integration costs for the 2019 period primarily consisted of acquisition-related costs. Transition and integration costs for the 2018 period primarily consisted of transition-related costs as we transferred certain corporate functions from FNF, legal and professional fees related to secondary offerings by certain affiliates of Thomas H. Lee Partners, L.P. and acquisition-related costs.
Operating Income (Loss)
The following table sets forth operating income (loss) by segment for the periods presented (in millions):

	Three months ended June 30,		Variance		Six months ended June 30,		Variance
	2019	2018	$	%	2019	2018	$	%
Software Solutions	$123.8	$113.4	$10.4	9%	$234.6	$223.5	$11.1	5%
Data and Analytics	5.5	6.3	(0.8)	(13)%	11.6	11.7	(0.1)	(1)%
Corporate and Other	(52.3)	(53.3)	1.0	2%	(103.9)	(100.6)	(3.3)	(3)%
Total	$77.0	$66.4	$10.6	16%	$142.3	$134.6	$7.7	6%
Software Solutions
Operating income was $123.8 million in the three months ended June 30, 2019 compared to $113.4 million in the 2018 period, an increase of $10.4 million, or 9%. Operating margin was 48.5% in the three months ended June 30, 2019 compared to 47.5% in the 2018 period. The increase in operating margin is primarily due to revenue growth.

Operating income was $234.6 million in the six months ended June 30, 2019 compared to $223.5 million in the 2018 period, an increase of $11.1 million, or 5%. Operating margin was 47.0% in the six months ended June 30, 2019 compared to 47.3% in the 2018 period. The decrease in operating margin is primarily due to higher personnel costs in support of business growth and the effect of prior year business acquisitions.
Data and Analytics
Operating income was $5.5 million in the three months ended June 30, 2019 compared to $6.3 million in the 2018 period, a decrease of $0.8 million, or 13%. Operating margin was 13.9% in the three months ended June 30, 2019 compared to 16.3% in the 2018 period. The decrease in operating margin is primarily due to higher personnel expenses and an increase in hardware and software maintenance costs.
Operating income was $11.6 million in the six months ended June 30, 2019 compared to $11.7 million in the 2018 period, a decrease of $0.1 million, or 1%. Operating margin was 14.6% in the six months ended June 30, 2019 compared to 15.3% in the 2018 period. The decrease in operating margin is primarily due to higher personnel expenses and an increase in hardware and software maintenance costs.
Corporate and Other
Operating loss was $52.3 million in the three months ended June 30, 2019 compared to $53.3 million in the 2018 period, a decrease of $1.0 million, or 2%. The decrease was primarily driven by lower incentive bonus expense.
Operating loss was $103.9 million in the six months ended June 30, 2019 compared to $100.6 million in the 2018 period, an increase of $3.3 million, or 3%. The increase was primarily driven by an increase in equity-based compensation, partially offset by lower incentive bonus expense.
Interest Expense, Net
Consolidated Interest expense, net was $16.7 million in the three months ended June 30, 2019 compared to $13.1 million in the 2018 period, an increase of $3.6 million, or 27%. The increase was primarily driven by incremental borrowings related to our D&B Investment.
Consolidated Interest expense, net was $31.7 million in the six months ended June 30, 2019 compared to $25.9 million in the 2018 period, an increase of $5.8 million, or 22%. The increase was primarily driven by incremental borrowings related to our D&B Investment.
Other Expense, Net
Consolidated Other expense, net was $0.5 million in the three months ended June 30, 2019 compared to $6.2 million in the 2018 period. Consolidated Other expense, net was $0.8 million in the six months ended June 30, 2019 compared to $6.4 million in the 2018 period. The 2018 amounts were primarily related to our debt refinancing in April 2018.
Income Tax Expense
Consolidated Income tax expense was $14.5 million in the three months ended June 30, 2019 compared to $7.1 million in the 2018 period. Our effective tax rate was 24.2% in the three months ended June 30, 2019 compared to 15.1% in the 2018 period. Our effective tax rate for the three months ended June 30, 2019 includes the effect of tax benefits related to the vesting of restricted shares of our common stock and research and development tax credits. Our effective tax rate for the three months ended June 30, 2018 is lower than our statutory rate primarily due to the effect of a deferred tax revaluation adjustment as a result of a reduction in our blended state tax rate and higher than expected tax credits.
Consolidated Income tax expense was $25.2 million in the six months ended June 30, 2019 compared to $19.6 million in the 2018 period. Our effective tax rate was 23.0% in the six months ended June 30, 2019 compared to 19.2% in the 2018 period. Our effective tax rate for the six months ended June 30, 2019 and 2018 includes the effect of tax benefits related to the vesting of restricted shares of our common stock.
Equity in Losses of Unconsolidated Affiliates, Net of Tax
Equity in losses of unconsolidated affiliates, net of tax was $13.4 million, net of income tax benefit of $4.7 million in the three and six months ended June 30, 2019 primarily related to our D&B Investment.
Adjusted EBITDA and Adjusted EBITDA Margin
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
The following tables set forth Adjusted EBITDA (in millions) and Adjusted EBITDA Margin by segment for the periods presented:

	Three months ended June 30,		Variance		Six months ended June 30,		Variance
	2019	2018	$	%	2019	2018	$	%
Software Solutions	$153.9	$141.8	$12.1	9%	$294.6	$278.6	$16.0	6%
Data and Analytics	9.4	9.8	(0.4)	(4)%	19.3	18.4	0.9	5%

	Three months ended June 30,		Variance	Six months ended June 30,		Variance
	2019	2018	Basis points	2019	2018	Basis points
Software Solutions	60.3%	59.4%	90	59.0%	59.0%	—
Data and Analytics	23.7%	25.3%	(160)	24.3%	24.1%	20
Software Solutions
Adjusted EBITDA was $153.9 million in the three months ended June 30, 2019 compared to $141.8 million in the 2018 period, an increase of $12.1 million, or 9%, with an Adjusted EBITDA Margin of 60.3%, an increase of 90 basis points from the 2018 period. The increase was primarily driven by incremental margins on revenue growth.
Adjusted EBITDA was $294.6 million in the six months ended June 30, 2019 compared to $278.6 million in the 2018 period, an increase of $16.0 million, or 6%, with an Adjusted EBITDA Margin of 59.0% in both periods.
Data and Analytics
Adjusted EBITDA was $9.4 million in the three months ended June 30, 2019 compared to $9.8 million in the 2018 period, a decrease of $0.4 million, or 4%, with an Adjusted EBITDA Margin of 23.7%, a decrease of 160 basis points from the 2018 period. The decrease was primarily driven by higher operating expenses.
Adjusted EBITDA was $19.3 million in the six months ended June 30, 2019 compared to $18.4 million in the 2018 period, an increase of $0.9 million, or 5%, with an Adjusted EBITDA Margin of 24.3%, an increase of 20 basis points from the 2018 period. The increase was primarily driven by incremental margins on revenue growth.
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
As of June 30, 2019, we had cash and cash equivalents of $9.3 million, debt principal of $1,644.2 million and available capacity of $346.5 million on our revolving credit facility. We believe that our cash flows from operations and available cash and cash equivalents are sufficient to meet our liquidity needs, including the repayment of our outstanding debt, for at least the next 12 months. We anticipate that to the extent we require additional liquidity, it will be funded through borrowings on our revolving credit facility, the incurrence of other indebtedness, equity issuance or a combination thereof. We cannot be assured that we will be able to obtain this additional liquidity on reasonable terms, or at all. The loss of the largest lender on our revolving credit facility would reduce our borrowing capacity by $68.0 million. Additionally, our liquidity and our ability to meet our obligations and fund our capital requirements are also dependent on our future financial performance, which is subject to general economic, financial and other factors that are beyond our control. Accordingly, we cannot be assured that our business will generate sufficient cash flows from operations or that future borrowings will be available from additional indebtedness or otherwise to meet our liquidity needs. Although we have no specific current plans to do so, if we decide to pursue one or more significant acquisitions, we may incur additional debt or sell additional equity to finance such acquisitions.

Cash Flows
The following table provides a summary of cash flows from operating, investing and financing activities for the periods presented (in millions):

	Six months ended June 30,
	2019	2018	Variance
Cash flows provided by operating activities	$128.1	$210.0	$(81.9)
Cash flows used in investing activities	(420.4)	(58.0)	(362.4)
Cash flows provided by (used in) financing activities	281.3	(156.8)	438.1
Net decrease in cash and cash equivalents	$(11.0)	$(4.8)	$(6.2)
Operating Activities
The $81.9 million decrease in cash provided by operating activities in the six months ended June 30, 2019 compared to the 2018 period is primarily related to the timing and amount of cash receipts for Trade Receivables, net and payments for Trade accounts payable and other liabilities, including Accrued compensation and benefits.
Investing Activities
The $362.4 million increase in cash used in investing activities in the six months ended June 30, 2019 compared to the 2018 period is primarily related to our D&B Investment.
Financing Activities
The $438.1 million increase in cash provided by financing activities in the six months ended June 30, 2019 compared to the 2018 period is primarily related to an incremental borrowing to fund our D&B Investment as well as less share repurchases.
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
In February 2019, the availability on our revolving credit facility decreased in connection with the incremental borrowing to fund our $375.0 million D&B Investment. Refer to Note 2— Investments in Unconsolidated Affiliates in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information.
Share Repurchase Program
For the six months ended June 30, 2019, a summary of share repurchases under our share repurchase program is as follows (in millions, except per share amounts):

Total number of shares repurchased	Aggregate purchase price	Average price paid per share	Shares remaining under repurchase authorization as of June 30, 2019
0.2	$11.9	$57.94	3.6
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
Interest Rate Risk
In addition to existing cash balances and cash provided by operating activities, we use variable rate debt to finance our operations. We enter into interest rate swap agreements to hedge forecasted monthly interest rate payments on our variable rate debt. We are exposed to interest rate risk on our debt obligations and related interest rate swaps. As of June 30, 2019, we had $1,622.3 million in long-term debt principal outstanding from our 2018 Facilities, as described in Note 6 — Long-Term Debt in Item 1 of Part I of this Quarterly Report on Form 10-Q, all of which is variable rate debt.
As of June 30, 2019, the 2018 Facilities represent our long-term debt obligations exposed to interest rate risk. We performed a sensitivity analysis on the principal amount of debt as of June 30, 2019, as well as the effect of our interest rate swaps. In this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. An increase or decrease of 100 basis points in the applicable interest rate would cause an increase or decrease in interest expense of $16.1 million on an annual basis ($6.6 million including the effect of our current interest rate swaps) as the 1-month LIBOR rate was approximately 2.40% as of June 30, 2019.
As of June 30, 2019, we have the following interest rate swap agreements (collectively, the "Swap Agreements") (in millions):

Effective dates	Notional amount	Fixed rates
March 31, 2017 through March 31, 2022	$200.0	2.08%
September 29, 2017 through September 30, 2021	$200.0	1.69%
April 30, 2018 through April 30, 2023	$250.0	2.61%
January 31, 2019 through January 31, 2023	$300.0	2.65%
Under the terms of the Swap Agreements, we receive payments based on the 1-month LIBOR rate (approximately 2.40% as of June 30, 2019).
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2019, under the supervision and with the participation of our Chief Executive Officer ("CEO") and Executive Vice President and Chief Financial Officer ("CFO"), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q.
There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

Based on that evaluation, our CEO and CFO concluded that as of June 30, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit with the SEC are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2019, we implemented additional business processes and internal controls over financial reporting to address our equity method investment in D&B. There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2019 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes share repurchases during the three months ended June 30, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Number of Shares That May Yet Be Purchased Under the Program(2)
April	—	$—	—	3,809,879
May	105,000	55.77	105,000	3,704,879
June	100,000	60.21	100,000	3,604,879
Total	205,000	$57.94	205,000
_______________________________________________________

(1)
On January 31, 2017, our board of directors authorized a three-year share repurchase program, effective February 3, 2017, under which we may repurchase up to 10 million shares of Black Knight Financial Services, Inc. ("BKFS") Class A common stock through February 2, 2020, through open market purchases, negotiated transactions or other means, in accordance with applicable securities laws and other restrictions. In connection with our spin-off from FNF, our board of directors approved a share repurchase program authorizing the repurchase of shares of Black Knight, Inc. common stock consistent with the previous BKFS share repurchase program.

(2)	As of the last day of the applicable month.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
     (a) Exhibits

Exhibit
No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of Black Knight, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by Black Knight, Inc. on June 13, 2019 (No. 001-37394))

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document
_________________________________________________
* The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK KNIGHT, INC. (registrant)
Date:	August 6, 2019	By:	/s/ Kirk T. Larsen
Kirk T. Larsen
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	August 6, 2019	By:	/s/ Michele M. Meyers
Michele M. Meyers
Chief Accounting Officer and Treasurer (Principal Accounting Officer)