Form 10-Q
period 2019-09-30
Black Knight, Inc.
filed 2019-11-07
CIK 1627014

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Yes ☐ No ☑
There were 149,561,304 shares outstanding of the Registrant's common stock as of November 6, 2019.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended September 30, 2019

Page
Part I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
A. Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2019 and December 31, 2018	1
B. Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited) for the three and nine months ended September 30, 2019 and 2018	2
C. Condensed Consolidated Statements of Equity (Unaudited) for the three and nine months ended September 30, 2019 and 2018	3
D. Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2019 and 2018	5
E. Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3. Quantitative and Qualitative Disclosure About Market Risk	37
Item 4. Controls and Procedures	38
Part II: OTHER INFORMATION	39
Item 1. Legal Proceedings	39
Item 1A. Risk Factors	39
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3. Defaults Upon Senior Securities	39
Item 4. Mine Safety Disclosures	39
Item 5. Other Information	39
Item 6. Exhibits	40

i

Part I: FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
BLACK KNIGHT, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In millions, except share data)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$9.8	$20.3
Trade receivables, net	180.6	172.3
Prepaid expenses and other current assets	75.1	67.3
Receivables from related parties	6.2	6.2
Total current assets	271.7	266.1
Property and equipment, net	161.8	177.1
Computer software, net	401.4	405.6
Other intangible assets, net	165.6	188.0
Goodwill	2,361.4	2,329.7
Investments in unconsolidated affiliates	338.8	3.8
Deferred contract costs, net	157.5	161.3
Other non-current assets	145.3	121.8
Total assets	$4,003.5	$3,653.4
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable and other accrued liabilities	$41.9	$67.8
Accrued compensation and benefits	49.2	65.8
Current portion of long-term debt	62.9	52.5
Deferred revenues	47.3	52.9
Total current liabilities	201.3	239.0
Deferred revenues	96.4	106.8
Deferred income taxes	204.2	220.9
Long-term debt, net of current portion	1,570.5	1,284.2
Other non-current liabilities	63.3	16.0
Total liabilities	2,135.7	1,866.9
Commitments and contingencies (Note 13)
Equity:
Common stock; $0.0001 par value; 550,000,000 shares authorized; 153,068,425 shares issued and 149,571,766 shares outstanding as of September 30, 2019, and 153,241,851 shares issued and 149,358,973 shares outstanding as of December 31, 2018	—	—
Preferred stock; $0.0001 par value; 25,000,000 shares authorized; issued and outstanding, none as of September 30, 2019 and December 31, 2018	—	—
Additional paid-in capital	1,582.0	1,585.8
Retained earnings	477.1	381.1
Accumulated other comprehensive (loss) earnings	(26.4)	0.3
Treasury stock, at cost, 3,496,659 shares as of September 30, 2019 and 3,882,878 shares as of December 31, 2018	(164.9)	(180.7)
Total equity	1,867.8	1,786.5
Total liabilities and equity	$4,003.5	$3,653.4
See Notes to Condensed Consolidated Financial Statements (Unaudited).

BLACK KNIGHT, INC.
Condensed Consolidated Statements of Earnings and Comprehensive Earnings
(Unaudited)
(In millions, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenues	$299.1	$281.7	$877.1	$828.6
Expenses:
Operating expenses	163.9	157.4	483.3	462.2
Depreciation and amortization	59.6	54.0	174.0	159.0
Transition and integration costs	0.4	3.3	2.3	5.8
Total expenses	223.9	214.7	659.6	627.0
Operating income	75.2	67.0	217.5	201.6
Other income and expense:
Interest expense, net	(16.5)	(13.2)	(48.2)	(39.1)
Other expense, net	(0.1)	—	(0.9)	(6.4)
Total other expense, net	(16.6)	(13.2)	(49.1)	(45.5)
Earnings before income taxes and equity in losses of unconsolidated affiliates	58.6	53.8	168.4	156.1
Income tax expense	9.4	10.8	34.6	30.4
Earnings before equity in losses of unconsolidated affiliates	49.2	43.0	133.8	125.7
Equity in losses of unconsolidated affiliates, net of tax	(11.9)	—	(37.9)	—
Net earnings	$37.3	$43.0	$95.9	$125.7
Other comprehensive (loss) earnings:
Unrealized holding (losses) gains, net of tax(1)	(3.0)	3.6	(21.0)	11.7
Reclassification adjustments for losses (gains) included in net earnings, net of tax(2)	0.1	(0.7)	(0.9)	(1.5)
Total unrealized (losses) gains on interest rate swaps, net of tax	(2.9)	2.9	(21.9)	10.2
Foreign currency translation adjustment(3)	—	(0.1)	—	(0.4)
Unrealized losses on investments in unconsolidated affiliates(4)	(3.4)	—	(5.8)	—
Other comprehensive (loss) earnings	(6.3)	2.8	(27.7)	9.8
Comprehensive earnings	$31.0	$45.8	$68.2	$135.5

Net earnings per share:
Basic	$0.25	$0.29	$0.65	$0.85
Diluted	$0.25	$0.29	$0.65	$0.85
Weighted average shares of common stock outstanding (Note 4):
Basic	147.7	147.2	147.6	147.7
Diluted	148.5	147.8	148.4	148.2
______________________________

(1)
Net of income tax benefit of $1.0 million and $7.4 million for the three and nine months ended September 30, 2019, respectively, and income tax expense of $1.1 million and $3.7 million for the three and nine months ended September 30, 2018, respectively.

(2)
Amounts reclassified to net earnings relate to losses (gains) on interest rate swaps and are included in Interest expense, net above. Amounts are net of income tax benefit of less than $0.1 million and income tax expense of $0.3 million for the three and nine months ended September 30, 2019, respectively, and net of income tax expense of $0.3 million and $0.6 million for the three and nine months ended September 30, 2018, respectively.

(3)	Net of income tax benefit of less than $0.1 million and $0.2 million for the three and nine months ended September 30, 2018, respectively.

(4)	Net of income tax benefit of $1.1 million and $2.0 million for the three and nine months ended September 30, 2019, respectively.

See Notes to Condensed Consolidated Financial Statements (Unaudited).

BLACK KNIGHT, INC.
Condensed Consolidated Statements of Equity
(Unaudited)
(In millions)

	Three months ended September 30, 2019
	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock
	Shares	$				Shares	$	Total equity
Balance, June 30, 2019	153.1	$—	$1,567.3	$451.3	$(17.9)	3.4	$(160.9)	$1,839.8
Change in accounting principle (Note 3)	—	—	—	(12.0)	(2.2)	—	—	(14.2)
Adjusted balance, June 30, 2019	153.1	—	1,567.3	439.3	(20.1)	3.4	(160.9)	1,825.6
Forfeitures of restricted shares of common stock	—	—	1.9	—	—	0.1	(1.9)	—
Tax withholding payments for restricted share vesting	—	—	(3.7)	—	—	—	—	(3.7)
Vesting of restricted shares granted from treasury stock	—	—	2.1	—	—	—	(2.1)	—
Equity-based compensation expense	—	—	14.4	—	—	—	—	14.4
Net earnings	—	—	—	37.3	—	—	—	37.3
Equity-based compensation expense of unconsolidated affiliates	—	—	—	0.5	—	—	—	0.5
Unrealized losses on interest rate swaps, net	—	—	—	—	(2.9)	—	—	(2.9)
Other comprehensive loss on investments in unconsolidated affiliates	—	—	—	—	(3.4)	—	—	(3.4)
Balance, September 30, 2019	153.1	$—	$1,582.0	$477.1	$(26.4)	3.5	$(164.9)	$1,867.8

	Three months ended September 30, 2018
	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings	Treasury stock
	Shares	$				Shares	$	Total equity
Balance June 30, 2018	153.3	$—	$1,555.5	$295.3	$10.9	3.9	$(180.5)	$1,681.2
Grant of restricted shares of common stock	—	—	(0.5)	—	—	—	0.5	—
Tax withholding payments for restricted share vesting	—	—	(0.9)	—	—	—	—	(0.9)
Equity-based compensation expense	—	—	13.5	—	—	—	—	13.5
Net earnings	—	—	—	43.0	—	—	—	43.0
Foreign currency translation adjustment	—	—	—	—	(0.1)	—	—	(0.1)
Unrealized gains on interest rate swaps, net	—	—	—	—	2.9	—	—	2.9
Balance, September 30, 2018	153.3	$—	$1,567.6	$338.3	$13.7	3.9	$(180.0)	$1,739.6

See Notes to Condensed Consolidated Financial Statements (Unaudited).

BLACK KNIGHT, INC.
Condensed Consolidated Statements of Equity (Continued)
(Unaudited)
(In millions)

	Nine months ended September 30, 2019
	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings (loss)	Treasury stock
	Shares	$				Shares	$	Total equity
Balance, December 31, 2018	153.2	$—	$1,585.8	$381.1	$0.3	3.9	$(180.7)	$1,786.5
Effect of ASU 2018-02 adoption (Note 1)	—	—	—	(1.0)	1.0	—	—	—
Adjusted balance at January 1, 2019	153.2	—	1,585.8	380.1	1.3	3.9	(180.7)	1,786.5
Grant of restricted shares of common stock	—	—	(37.3)	—	—	(0.8)	37.3	—
Forfeitures of restricted shares of common stock	—	—	2.9	—	—	0.1	(2.9)	—
Tax withholding payments for restricted share vesting	(0.1)	—	(15.9)	—	—	—	—	(15.9)
Vesting of restricted shares granted from treasury stock	—	—	6.7	—	—	0.1	(6.7)	—
Purchases of treasury stock	—	—	—	—	—	0.2	(11.9)	(11.9)
Equity-based compensation expense	—	—	39.8	—	—	—	—	39.8
Net earnings	—	—	—	95.9	—	—	—	95.9
Equity-based compensation expense of unconsolidated affiliates	—	—	—	1.1	—	—	—	1.1
Unrealized losses on interest rate swaps, net	—	—	—	—	(21.9)	—	—	(21.9)
Other comprehensive loss on investments in unconsolidated affiliates	—	—	—	—	(5.8)	—	—	(5.8)
Balance, September 30, 2019	153.1	$—	$1,582.0	$477.1	$(26.4)	3.5	$(164.9)	$1,867.8

	Nine months ended September 30, 2018
	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings	Treasury stock
	Shares	$				Shares	$	Total equity
Balance, December 31, 2017	153.4	$—	$1,593.6	$201.4	$3.9	2.0	$(90.1)	$1,708.8
Cumulative effect of ASC 606 adoption	—	—	—	11.2	—	—	—	11.2
Adjusted balance at January 1, 2018	153.4	—	1,593.6	212.6	3.9	2.0	(90.1)	1,720.0
Grant of restricted shares of common stock	—	—	(52.2)	—	—	(1.1)	52.2	—
Forfeitures of restricted shares of common stock	—	—	0.6	—	—	—	(0.6)	—
Tax withholding payments for restricted share vesting	(0.1)	—	(7.6)	—	—	—	—	(7.6)
Purchases of treasury stock	—	—	—	—	—	3.0	(141.5)	(141.5)
Equity-based compensation expense	—	—	33.2	—	—	—	—	33.2
Net earnings	—	—	—	125.7	—	—	—	125.7
Foreign currency translation adjustment	—	—	—	—	(0.4)	—	—	(0.4)
Unrealized gains on interest rate swaps, net	—	—	—	—	10.2	—	—	10.2
Balance, September 30, 2018	153.3	$—	$1,567.6	$338.3	$13.7	3.9	$(180.0)	$1,739.6

See Notes to Condensed Consolidated Financial Statements (Unaudited).

BLACK KNIGHT, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In millions)

	Nine months ended September 30,
	2019	2018
Cash flows from operating activities:
Net earnings	$95.9	$125.7
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	174.0	159.0
Amortization of debt issuance costs and original issue discount	2.1	2.3
Loss on extinguishment of debt, net	—	5.8
Deferred income taxes, net	5.9	1.6
Equity in losses of unconsolidated affiliates, net of tax	37.9	—
Equity-based compensation	39.8	33.4
Changes in assets and liabilities, net of acquired assets and liabilities:
Trade and other receivables, including receivables from related parties	(7.9)	38.7
Prepaid expenses and other assets	1.8	(32.6)
Deferred contract costs	(28.8)	(35.1)
Deferred revenues	(16.0)	(4.1)
Trade accounts payable and other liabilities	(83.3)	10.7
Net cash provided by operating activities	221.4	305.4
Cash flows from investing activities:
Additions to property and equipment	(11.3)	(20.1)
Additions to computer software	(57.2)	(53.6)
Business acquisitions, net of cash acquired	(52.8)	(6.0)
Investments in unconsolidated affiliate	(392.6)	—
Net cash used in investing activities	(513.9)	(79.7)
Cash flows from financing activities:
Revolver borrowings	842.8	523.2
Revolver payments	(509.0)	(441.2)
Term loan borrowings	—	258.6
Term loan payments	(23.4)	(410.7)
Purchases of treasury stock	(11.9)	(141.5)
Tax withholding payments for restricted share vesting	(15.9)	(7.6)
Debt issuance costs	—	(5.8)
Other financing activities	(0.6)	—
Net cash provided by (used in) financing activities	282.0	(225.0)
Net (decrease) increase in cash and cash equivalents	(10.5)	0.7
Cash and cash equivalents, beginning of period	20.3	16.2
Cash and cash equivalents, end of period	$9.8	$16.9

Supplemental cash flow information:
Interest paid, net	$(45.3)	$(36.2)
Income taxes paid, net	$(41.9)	$(21.6)

See Notes to Condensed Consolidated Financial Statements (Unaudited).

BLACK KNIGHT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Basis of Presentation
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
Reporting Segments
We conduct our operations through two reporting segments: (1) Software Solutions and (2) Data and Analytics. See further discussion in Note 16 — Segment Information.
Share Repurchase Program
There were no share repurchases during the third quarter of 2019. For the nine months ended September 30, 2019, a summary of share repurchases under our share repurchase program is as follows (in millions, except per share amounts):

Total number of shares repurchased	Aggregate purchase price	Average price paid per share	Shares remaining under repurchase authorization as of September 30, 2019
0.2	$11.9	$57.94	3.6

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

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Cash and Cash Equivalents
Cash and cash equivalents are unrestricted and include the following (in millions):

	September 30, 2019	December 31, 2018
Cash	$6.9	$9.5
Cash equivalents	2.9	10.8
Cash and cash equivalents	$9.8	$20.3

Trade Receivables, Net
A summary of Trade receivables, net of allowance for doubtful accounts is as follows (in millions):

	September 30, 2019	December 31, 2018
Trade receivables — billed	$136.2	$136.6
Trade receivables — unbilled	46.0	37.0
Trade receivables	182.2	173.6
Allowance for doubtful accounts	(1.6)	(1.3)
Trade receivables, net	$180.6	$172.3

In addition to the amounts above, we have unbilled receivables that we do not expect to collect within the next year included in Other non-current assets in our Condensed Consolidated Balance Sheets (Unaudited). Billings for these receivables are based on contractual terms. Refer to Note 9 — Other Non-Current Assets.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in millions):

	September 30, 2019	December 31, 2018
Prepaid expenses	$45.7	$43.9
Contract assets	18.2	14.8
Other current assets	11.2	8.6
Prepaid expenses and other current assets	$75.1	$67.3

Contract Assets
Our short-term contract assets, including related party contract assets, are included in Prepaid expenses and other current assets in our Condensed Consolidated Balance Sheets (Unaudited). Refer to Note 5 — Related Party Transactions. Our long-term contract assets are included in Other non-current assets in our Condensed Consolidated Balance Sheets (Unaudited). Refer to Note 9 — Other Non-Current Assets. There were no impairment charges related to contract assets for the three and nine months ended September 30, 2019 and 2018.
Investments in Unconsolidated Affiliates
We account for our investments in unconsolidated affiliates using the equity method of accounting. During the third quarter of 2019, we had a change in accounting principle to eliminate the one-quarter lag related to our D&B Investment. Refer to Note 3 — Investments in Unconsolidated Affiliates for further information related to our D&B Investment and the change in accounting principle. We record our share of equity-based compensation expense of unconsolidated affiliates as an adjustment to our investment with a related adjustment to our equity.
Deferred Revenues
Deferred revenues represent our obligation to transfer products or services to our client for which we have received consideration, or an amount of consideration is due, from the client. During the nine months ended September 30, 2019 and 2018, revenues recognized related to the amount included in the Deferred revenues balance at the beginning of each period were $45.4 million and $39.4 million, respectively.

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Depreciation and Amortization
Depreciation and amortization includes the following (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Computer software	$23.9	$23.3	$71.0	$68.7
Other intangible assets	14.7	14.2	43.8	42.5
Deferred contract costs	11.9	8.2	32.6	24.1
Property and equipment	9.1	8.3	26.6	23.7
Total	$59.6	$54.0	$174.0	$159.0

Computer software amortization for the nine months ended September 30, 2018 includes accelerated amortization of $1.0 million related to certain internally developed software. Deferred contract costs amortization for the three months ended September 30, 2019 and 2018 includes accelerated amortization of $2.5 million and $0.9 million, respectively. Deferred contract costs amortization for the nine months ended September 30, 2019 and 2018 includes accelerated amortization of $6.1 million and $3.4 million, respectively.
Transition and Integration Costs
Transition and integration costs for the three and nine months ended September 30, 2019 primarily consisted of acquisition-related costs. Transition and integration costs for the three and nine months ended September 30, 2018 primarily consisted of costs associated with executive transition and transition-related costs as we transferred certain corporate functions from Fidelity National Financial, Inc. ("FNF").
Recent Accounting Pronouncements
Leases (ASC Topic 842, Leases ("ASC 842"))
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842) as well as several other related updates, which were codified as ASC 842. On January 1, 2019, we adopted this update using the effective date transition method. The reported results for the three and nine months ended September 30, 2019 reflect the application of ASC 842, while the comparative information has not been restated and continues to be reported under the related lease accounting standards in effect for those periods. The adoption of this update represents a change in accounting principle and resulted in the recognition of right-of-use assets and lease liabilities of $28.9 million on January 1, 2019. We elected the package of practical expedients, which permits us to leverage our prior conclusions about lease identification, lease classification and initial direct costs incurred. We also elected the practical expedient to combine lease and non-lease components when determining the value of right-of-use assets and lease liabilities, as well as the practical expedient to exclude leases with an initial term of 12 months or less. The primary effect of adopting this update relates to the recognition of our operating leases on our Condensed Consolidated Balance Sheets (Unaudited) and providing additional disclosures about our leasing activities. As of January 1, 2019 and September 30, 2019, we did not have any finance leases. Refer to Note 9 — Other Non-Current Assets and Note 13 — Commitments and Contingencies for additional disclosures related to our leasing activities.
Current Expected Credit Losses (ASC Topic 326, Financial Instruments - Credit Losses ("ASC 326"))
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses, as well as several other related updates, which were codified as ASC 326. This update significantly changes how companies measure and recognize credit impairment for many financial assets. The new Current Expected Credit Loss Model requires companies to immediately recognize an estimate of credit losses expected to occur over the remaining life of the financial assets included in the scope of this standard, which include trade receivables.
Our financial assets that are included in the scope of these updates are primarily trade receivables and contract assets. We are applying an integrated approach to analyzing the effects of ASC 326. During the third quarter of 2019, we focused our efforts on further developing accounting policies and positions, identifying disclosure requirements and assessing the need for any changes in our processes and design of internal controls.
The new standard requires companies to use a modified retrospective adoption approach. We plan to adopt ASC 326 on January 1, 2020 using this approach. We do not expect this update to have a material effect on our consolidated financial statements and related disclosures.

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
(2)    Business Acquisition
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
On September 13, 2019, we completed the acquisition of Compass Analytics, LLC ("Compass Analytics"), a financial technology provider of advanced pricing and valuation solutions to support loan officers and capital market professionals. The acquisition will expand our footprint in capital markets and also adds mortgage servicing rights valuation capabilities to our solutions and establishes end-to-end connectivity and pricing from originators to mortgage investors. The Compass Analytics acquisition does not meet the definition of "significant" pursuant to Article 3 of Regulation S-X (§210.3-05). The results of operations of Compass Analytics are not material to our consolidated financial statements and related disclosures.
Allocation of purchase price
The purchase price of the Compass Analytics acquisition was allocated to the assets acquired and liabilities assumed based on their estimated fair value at the acquisition date. The fair value of the acquired Computer software, Other intangible assets and contingent consideration was primarily determined using a third-party valuation based on significant estimates and assumptions, including level 3 inputs, which are judgmental in nature. These estimates and assumptions include the projected timing and amount of future cash flows, discount rates reflecting the risk inherent in the future cash flows and future market prices. These estimates are preliminary and subject to adjustments as we complete our valuation process with respect to Computer software, Other intangible assets, Goodwill and contingent consideration.

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Total consideration, net of cash received, was $61.8 million for 100% of the equity interests in Compass Analytics. The total consideration was as follows (in millions):

Cash paid	$55.0
Contingent consideration	9.0
Less: cash acquired	(2.2)
Total consideration, net	$61.8

The following table summarizes the total purchase price consideration and the preliminary fair value amounts recognized for the assets acquired and liabilities assumed as of the acquisition date (in millions):

Total purchase price consideration	$61.8

Computer software	$9.4
Other intangible assets	21.4
Goodwill	31.7
Other current and non-current assets	4.4
Total assets acquired	66.9
Total liabilities assumed	5.1
Net assets acquired	$61.8

The purchase agreement requires us to pay additional cash consideration based on revenues recognized over a two-year period from the acquisition date. We recorded a contingent consideration liability of $9.0 million as part of the Compass Analytics acquisition that is included in Other non-current liabilities in our Condensed Consolidated Balance Sheets (Unaudited). The contingent consideration is subject to remeasurement at each reporting date until settlement. Refer to Note 11 — Fair Value Measurements. As of September 30, 2019, the contingent consideration amount approximates half of the total anticipated remaining payments we expect to have related to the purchase agreement. In accordance with ASC Topic 805, Business Combinations, the portion of the estimated payment that was not recognized as contingent consideration at the time of the acquisition will be expensed ratably over a two-year period due to an ongoing employment requirement.
Additionally, we incurred direct transaction costs of $0.2 million for the three months ended September 30, 2019 that are included in Transition and integration costs on the Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited).
Estimated Useful Lives of Computer Software and Other Intangible Assets Acquired
As of the acquisition date, the gross carrying value and weighted average estimated useful lives of Computer software and Other intangible assets acquired during the three and nine months ended September 30, 2019 consisted of the following (dollars in millions):

	Gross carrying value	Weighted average estimated life (in years)
Computer software	$9.4	5
Other intangible assets:
Customer relationships	19.1	10
Trade names	1.4	3
Non-compete agreements	0.9	5
Other intangible assets	21.4
Total gross carrying value	$30.8

(3)    Investments in Unconsolidated Affiliates
On August 8, 2018, an investment consortium (the “Consortium”) including Cannae Holdings, Inc. (“Cannae”), CC Capital Partners LLC, Bilcar, LLC and funds associated with Thomas H. Lee Partners, L.P. along with other investors entered into equity commitments in connection with the acquisition of The Dun & Bradstreet Corporation, a Delaware corporation ("Dun & Bradstreet"

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

or "D&B"). Contemporaneously, Dun & Bradstreet entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among Dun & Bradstreet, Star Parent, L.P., a Delaware limited partnership ("Star Parent"), and Star Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Star Parent ("Merger Sub"), pursuant to which, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub would merge with and into Dun & Bradstreet (the "Merger"), with Dun & Bradstreet surviving the Merger as a wholly-owned subsidiary of Star Parent (the "D&B Acquisition").
On January 24, 2019, we entered into an Assignment and Investment Agreement with QIA FIG Holding LLC, Cannae, and Star Parent in connection with our $375.0 million investment as part of the Consortium.
On February 8, 2019, the Consortium completed the previously announced D&B Acquisition for $145.00 in cash for each share of D&B common stock then outstanding, which included our $375.0 million investment in Star Parent (the "February 2019 D&B Investment") funded through a borrowing on our revolving credit facility. In connection with the closing, we were issued certain limited partner interests in Star Parent, representing approximately 18.1% of the outstanding common equity of Star Parent.
On July 1, 2019, we invested an additional $17.6 million in Star Parent (together with the February 2019 D&B Investment, collectively, the “D&B Investment”) in exchange for our pro-rata share of additional limited partner interests issued by Star Parent related to D&B's acquisition of Lattice Engines, Inc.
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

	September 30, 2019
	Total assets	Maximum exposure
Investment in Star Parent	$335.2	$335.2
We do not consolidate Star Parent because we are not the primary beneficiary. We account for our D&B Investment as an equity method investment, which results in our initial investment being recorded within Investments in unconsolidated affiliates on our Condensed Consolidated Balance Sheets (Unaudited).
During the third quarter of 2019, we had a change in accounting principle to eliminate the one-quarter lag related to our investment in Star Parent. We determined eliminating the one-quarter lag was preferable as it enables us to provide investors, lenders and other users of our consolidated financial statements with the most recently available financial information related to our investment in Star Parent. We applied the effects of this change in accounting principle retrospectively. There was no change to Operating income, Earnings before equity in losses of unconsolidated affiliates or Cash flows from operating activities for any of the prior periods as a result of this change in accounting principle.
The following tables summarize the effect of this change in accounting principle on the primary financial statement line items on our Condensed Consolidated Balance Sheets (Unaudited) and our Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited) for each of the following prior periods:

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

	March 31, 2019
	As reported	Adjusted
Investments in unconsolidated affiliates	$378.7	$360.5
Deferred income taxes	$221.5	$216.8
Retained earnings	$419.4	$406.1
Accumulated other comprehensive loss	$(5.6)	$(5.8)

	Three months ended March 31, 2019
	As reported	Adjusted
Equity in losses of unconsolidated affiliates, net of tax	$—	$(13.3)
Net earnings	$39.3	$26.0

Other comprehensive (loss) earnings:
Unrealized losses on investments in unconsolidated affiliates	$—	$(0.2)

Net earnings per share:
Basic	$0.27	$0.18
Diluted	$0.27	$0.18

	June 30, 2019
	As reported	Adjusted
Investments in unconsolidated affiliates	$360.4	$341.0
Deferred income taxes	$210.5	$205.3
Retained earnings	$451.3	$439.3
Accumulated other comprehensive loss	$(17.9)	$(20.1)

	Three months ended June 30, 2019		Six months ended June 30, 2019
	As reported	Adjusted	As reported	Adjusted
Equity in losses of unconsolidated affiliates, net of tax	$(13.4)	$(12.7)	$(13.4)	$(26.0)
Net earnings	$31.9	$32.6	$71.2	$58.6

Other comprehensive (loss) earnings:
Unrealized losses on investments in unconsolidated affiliates	$(0.2)	$(2.2)	$(0.2)	$(2.4)

Net earnings per share:
Basic	$0.22	$0.22	$0.48	$0.40
Diluted	$0.21	$0.22	$0.48	$0.39

Our Net earnings for the three months ended September 30, 2019 in our Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited) include our equity in losses of Star Parent for the three months ended September 30, 2019. Our Net earnings for the nine months ended September 30, 2019 include our equity in losses of Star Parent for the period from February 8, 2019 to September 30, 2019.

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Summarized consolidated financial information for Star Parent is presented below as of September 30, 2019 and for the period from February 8, 2019 to September 30, 2019 (in millions):

September 30, 2019
Current assets	$373.1
Non-current assets	8,702.6
Total assets	$9,075.7

Current liabilities, including short-term debt	$833.3
Non-current liabilities	5,337.9
Total liabilities	6,171.2
Cumulative preferred series A stock	1,028.4
Total capital	1,876.1
Total liabilities and partners' capital	$9,075.7

	Three months ended September 30, 2019	For the period February 8 to September 30, 2019
Revenues	$408.2	$981.2
Loss before provision for income taxes and equity in net income of affiliates	(79.2)	(277.1)
Net loss	(54.9)	(196.5)
Net loss attributable to Star Parent	(88.4)	(281.8)

The summarized consolidated financial information for Star Parent was derived from the unaudited consolidated financial information of Star Parent as of September 30, 2019 and for the three months ended September 30, 2019 and for the period from February 8, 2019 to September 30, 2019.
During the three and nine months ended September 30, 2019, we recorded equity in losses related to our D&B Investment of $11.8 million, net of income tax benefit of $4.2 million, and $37.8 million, net of income tax benefit of $13.3 million, respectively.

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

(4)    Earnings Per Share
Diluted net earnings per share includes the effect of unvested restricted stock awards. The following table sets forth the computation of basic and diluted net earnings per share (in millions, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Basic:
Net earnings	$37.3	$43.0	$95.9	$125.7
Shares used for basic net earnings per share:
Weighted average shares of common stock outstanding	147.7	147.2	147.6	147.7
Basic net earnings per share	$0.25	$0.29	$0.65	$0.85

Diluted:
Net earnings	$37.3	$43.0	$95.9	$125.7
Shares used for diluted net earnings per share:
Weighted average shares of common stock outstanding	147.7	147.2	147.6	147.7
Dilutive effect of unvested restricted shares of common stock	0.8	0.6	0.8	0.5
Weighted average shares of common stock, diluted	148.5	147.8	148.4	148.2
Diluted net earnings per share	$0.25	$0.29	$0.65	$0.85

(5)    Related Party Transactions
We are party to certain related party agreements, including certain agreements with FNF and D&B. FNF no longer has an ownership interest in us; however, FNF is still considered a related party primarily due to the combination of certain shared board members, members of senior management and various agreements.
On February 8, 2019, we completed our February 2019 D&B Investment. Refer to Note 3 — Investments in Unconsolidated Affiliates. Concurrent with the closing of the D&B Acquisition, our Chief Executive Officer ("CEO") began serving as CEO of D&B. As of February 8, 2019, D&B is considered a related party primarily due to the D&B Investment and the combination of certain shared board members and our CEO. On July 1, 2019, we invested an additional $17.6 million in Star Parent related to D&B's acquisition of Lattice Engines, Inc.
Transactions with FNF are described below.
FNF
We have various agreements with FNF to provide software, data and analytics services, as well as corporate shared services and information technology. We are also a party to certain other agreements under which we incur other expenses or receive revenues from FNF.
A detail of the revenues and expenses, net from FNF is set forth in the table below (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenues	$18.1	$17.6	$48.3	$43.9
Operating expenses	3.8	4.5	9.7	9.5

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Condensed Consolidated Statements of Earnings and Comprehensive Earnings
A detail of related party items included in Revenues is as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Software services	$12.9	$12.0	$32.4	$27.8
Data and analytics services	5.2	5.6	15.9	16.1
Total related party revenues	$18.1	$17.6	$48.3	$43.9
A detail of related party items included in Operating expenses (net of expense reimbursements) is as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Data entry, indexing services and other operating expenses	$2.6	$3.4	$6.6	$6.3
Corporate services	1.2	1.3	3.1	4.0
Technology and corporate services	—	(0.2)	—	(0.8)
Total related party expenses, net	$3.8	$4.5	$9.7	$9.5

Condensed Consolidated Balance Sheets
As of September 30, 2019 and December 31, 2018, related party contract assets were $5.4 million and $4.8 million, respectively, and are included in Prepaid expenses and other current assets in our Condensed Consolidated Balance Sheets (Unaudited). As of September 30, 2019 and December 31, 2018, related party deferred revenues were $1.1 million and $0.1 million, respectively, and are included in Deferred revenues (current) in our Condensed Consolidated Balance Sheets (Unaudited).
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
(6)    Computer Software
Computer software, net consists of the following (in millions):

	September 30, 2019	December 31, 2018
Internally developed software	$804.3	$746.0
Purchased software	68.9	60.7
Computer software	873.2	806.7
Accumulated amortization	(471.8)	(401.1)
Computer software, net	$401.4	$405.6

Internally developed software includes assets acquired through our acquisition of Compass Analytics. Refer to Note 2 — Business Acquisition for further discussion.
(7)    Other Intangible Assets
Other intangible assets consist of the following (in millions):

	September 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$587.0	$(426.0)	$161.0	$568.0	$(382.8)	$185.2
Other	9.1	(4.5)	4.6	6.9	(4.1)	2.8
Total other intangible assets	$596.1	$(430.5)	$165.6	$574.9	$(386.9)	$188.0

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Customer relationships and other intangible assets include assets acquired through our acquisition of Compass Analytics. Refer to Note 2 — Business Acquisition for further discussion.
(8)    Goodwill
Goodwill consists of the following (in millions):

	Software Solutions	Data and Analytics	Corporate and Other	Total
Balance, December 31, 2018	$2,157.6	$172.1	$—	$2,329.7
Compass Analytics acquisition (Note 2)	31.7	—	—	31.7
Balance, September 30, 2019	$2,189.3	$172.1	$—	$2,361.4

Goodwill related to the Compass Analytics acquisition is expected to be deductible for tax purposes.
(9)    Other Non-Current Assets
Other non-current assets consist of the following (in millions):

	September 30, 2019	December 31, 2018
Property records database	$60.1	$59.9
Contract assets	28.8	17.0
Right-of-use assets	26.4	—
Deferred compensation plan related assets	14.5	11.1
Unbilled receivables	4.8	5.0
Prepaid expenses	3.8	18.3
Unrealized gains on interest rate swaps	—	6.2
Other	6.9	4.3
Other non-current assets	$145.3	$121.8

(10)        Long-Term Debt
Long-term debt consists of the following (in millions):

	September 30, 2019				December 31, 2018
	Principal	Debt issuance costs	Discount	Total	Principal	Debt issuance costs	Discount	Total
Term A Loan	$1,210.9	$(5.6)	$—	$1,205.3	$1,234.4	$(6.9)	$—	$1,227.5
Revolving Credit Facility	416.3	(4.5)	—	411.8	82.5	(5.4)	—	77.1
Other	16.4	—	(0.1)	16.3	32.9	—	(0.8)	32.1
Total long-term debt	1,643.6	(10.1)	(0.1)	1,633.4	1,349.8	(12.3)	(0.8)	1,336.7
Less: Current portion of long-term debt	63.2	(0.2)	(0.1)	62.9	53.2	(0.2)	(0.5)	52.5
Long-term debt, net of current portion	$1,580.4	$(9.9)	$—	$1,570.5	$1,296.6	$(12.1)	$(0.3)	$1,284.2

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

As of September 30, 2019, principal maturities are as follows (in millions):

2019 (remaining)	$13.2
2020	65.7
2021	62.5
2022	109.4
2023	1,392.8
Total	$1,643.6

2018 Credit Agreement
On April 30, 2018, our indirect subsidiary, Black Knight InfoServ, LLC ("BKIS") entered into an amended and restated credit and guaranty agreement (the “2018 Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent, the guarantors party thereto, the other agents party thereto and the lenders party thereto.
The 2018 Credit Agreement provides for (i) a $1,250.0 million term loan A facility (the “2018 Term A Loan”) and (ii) a $750.0 million revolving credit facility (the “2018 Revolving Credit Facility” and, together with the 2018 Term A Loan, collectively, the “2018 Facilities”), the proceeds of which were used to repay in full the previous term loan A facility, term loan B facility and revolving credit facility. For the nine months ended September 30, 2018, the amount included in Other expense, net on our Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited) related to the April 30, 2018 refinancing was $5.8 million.
As of September 30, 2019, the interest rates on the 2018 Term A Loan and the 2018 Revolving Credit Facility were based on the Eurodollar rate plus a margin of 150 basis points and were approximately 3.54% and 3.46%, respectively. As of September 30, 2019, we had $333.7 million capacity on the 2018 Revolving Credit Facility and paid an unused commitment fee of 20 basis points.
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
Fair Value of Long-Term Debt
The fair value of our 2018 Facilities approximates their carrying value at September 30, 2019. The fair value of our 2018 Facilities is based upon established market prices for the securities using level 2 inputs.
Interest Rate Swaps
We enter into interest rate swap agreements to hedge forecasted monthly interest rate payments on our floating rate debt. As of September 30, 2019, we had the following interest rate swap agreements (collectively, the "Swap Agreements") (in millions):

Effective dates	Notional amount	Fixed rates
March 31, 2017 through March 31, 2022	$200.0	2.08%
September 29, 2017 through September 30, 2021	$200.0	1.69%
April 30, 2018 through April 30, 2023	$250.0	2.61%
January 31, 2019 through January 31, 2023	$300.0	2.65%

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Under the terms of the Swap Agreements, we receive payments based on the 1-month LIBOR rate (approximately 2.04% as of September 30, 2019). During the nine months ended September 30, 2019, the following interest rate swap agreements expired (in millions):

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
The estimated fair values of our Swap Agreements are as follows (in millions):

Balance sheet accounts	September 30, 2019	December 31, 2018
Prepaid expenses and other current assets	$—	$0.5
Other non-current assets	$—	$6.2
Other non-current liabilities	$27.3	$4.5
A cumulative loss of $27.3 million ($20.3 million net of tax) and cumulative gain of $2.2 million ($1.6 million net of tax) is reflected in Accumulated other comprehensive (loss) earnings as of September 30, 2019 and December 31, 2018, respectively. Below is a summary of the effect of derivative instruments on amounts recognized in Other comprehensive (loss) earnings ("OCE") on the accompanying Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited) (in millions):

	Three months ended September 30, 2019		Three months ended September 30, 2018
	Amount of loss recognized in OCE	Amount of loss reclassified from Accumulated OCE into Net earnings	Amount of gain recognized in OCE	Amount of gain reclassified from Accumulated OCE into Net earnings
Swap agreements	$(3.0)	$0.1	$3.6	$(0.7)

	Nine months ended September 30, 2019		Nine months ended September 30, 2018
	Amount of loss recognized in OCE	Amount of gain reclassified from Accumulated OCE into Net earnings	Amount of gain recognized in OCE	Amount of gain reclassified from Accumulated OCE into Net earnings
Swap agreements	$(21.0)	$(0.9)	$11.7	$(1.5)

Approximately $6.5 million ($4.9 million net of tax) of the balance in Accumulated other comprehensive (loss) earnings as of September 30, 2019 is expected to be reclassified into Interest expense, net over the next 12 months.

(11)	Fair Value Measurements
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
The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in millions):

	September 30, 2019				December 31, 2018
	Carrying amount	Fair value			Carrying amount	Fair value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents (Note 1)	$9.8	$9.8	$—	$—	$20.3	$20.3	$—	$—
Interest rate swaps (Note 10)	—	—	—	—	6.7	—	6.7	—

Liabilities:
Interest rate swaps (Note 10)	27.3	—	27.3	—	4.5	—	4.5	—
Contingent consideration (Note 2)	9.0	—	—	9.0	0.6	—	—	0.6

(12)        Income Taxes
Our effective tax rate for the three months ended September 30, 2019 and 2018 was 16.0% and 20.1%, respectively, and 20.5% and 19.5% for the nine months ended September 30, 2019 and 2018, respectively. Our effective tax rate for the nine months ended September 30, 2019 differs from our statutory rate primarily due to the effect of a deferred tax revaluation adjustment as a result of a reduction in our blended state tax rate driven by a Florida tax rate change, a higher than expected research and experimentation tax credit in the current year and the effect of excess tax benefits related to the vesting of restricted shares of our common stock. Our effective tax rate for the nine months ended September 30, 2018 includes the effect of a deferred tax revaluation adjustment as a result of a reduction in our blended state tax rate, higher than expected tax credits and the effect of excess tax benefits related to the vesting of restricted shares of our common stock.
A reconciliation of the federal statutory income tax rate to our effective income tax rate for each period presented is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Federal statutory rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	3.8	5.0	4.6	5.0
Tax credits	(3.8)	(2.6)	(2.4)	(1.7)
Restricted share vesting	(1.3)	—	(1.8)	(1.1)
Effect of deferred revaluation related to lower blended state tax rate	(3.8)	—	(1.3)	(2.7)
State net operating losses	—	(2.3)	—	(0.8)
Other	0.1	(1.0)	0.4	(0.2)
Effective tax rate	16.0%	20.1%	20.5%	19.5%

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

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
Recent Development
On November 5, 2019, Black Knight Servicing Technologies, LLC (“BKST”), a wholly-owned indirect subsidiary of Black Knight, filed a Complaint and Demand for Jury Trial (the “Black Knight Complaint”) against PennyMac Loan Services, LLC (“PennyMac”) in the Circuit Court for the Fourth Judicial Circuit in and for Duval County, Florida. The Black Knight Complaint includes causes of action for breach of contract and misappropriation of MSP® System trade secrets in order to develop an imitation mortgage processing system intended to replace the MSP® System. The Black Knight Complaint seeks damages for breach of contract and misappropriation of trade secrets, injunctive relief under the Florida Uniform Trade Secrets Act and declaratory judgment that BKST owns all intellectual property and software developed by or on behalf of PennyMac as a result of its wrongful use of and access to the MSP® System and related trade secret and confidential information.
Shortly after the filing of the Black Knight Complaint, on November 6, 2019, PennyMac filed an Antitrust Complaint (the “PennyMac Complaint”) against Black Knight in the United States District Court for the Central District of California. The PennyMac Complaint includes causes of action for alleged monopolization and attempted monopolization under Section 2 of the Sherman Antitrust Act, violation of California’s Cartwright Act, violation of California’s Unfair Competition Law and common law unfair competition under California law. The PennyMac Complaint seeks equitable remedies, damages and other monetary relief, including treble and punitive damages. Generally, PennyMac alleges that Black Knight relies on various anticompetitive, unfair and discriminatory practices to maintain and to enhance its dominance in the mortgage servicing platform market and in an attempt to monopolize the platform software applications market. We are investigating the allegations and have not yet filed a response to the lawsuit but plan to do so on, or before the due date.
As these cases continue to evolve, it is not possible to reasonably estimate the probability that we will ultimately prevail on our lawsuit or be held liable for the violations alleged in the PennyMac Complaint, nor is it possible to reasonably estimate the ultimate gain or loss, if any, or range of gain or loss that could result from these cases. We will vigorously defend against the PennyMac Complaint.
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

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

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
Right-of-use assets and lease liabilities are recognized for our leases. Right-of-use assets are included in Other non-current assets in the Condensed Consolidated Balance Sheets (Unaudited). Refer to Note 9 — Other Non-Current Assets. Lease liabilities are included in the Condensed Consolidated Balance Sheets (Unaudited) as follows (in millions):

September 30, 2019
Trade accounts payable and other accrued liabilities	$12.5
Other non-current liabilities	13.5
Total lease liabilities	$26.0

As of September 30, 2019, maturities of lease liabilities were as follows (in millions):

2019 (remaining)	$3.3
2020	12.0
2021	6.8
2022	3.3
2023	1.3
Thereafter	0.7
Total	27.4
Less: imputed interest	(1.4)
Total	$26.0

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

As of December 31, 2018, minimum operating lease payments for leases with initial or remaining terms greater than one year were as follows (in millions):

2019	$11.1
2020	10.3
2021	5.2
2022	2.5
2023	1.2
Thereafter	0.7
Total	$31.0

Supplemental information related to leases is as follows (in millions, except lease term and discount rate):

	Three months ended September 30, 2019	Nine months ended September 30, 2019
Operating lease cost (1)	$4.0	$11.4
Operating cash flows for amounts included in the measurement of lease liabilities	3.4	9.1
Right-of-use assets obtained in exchange for lease liabilities, net of modifications	3.8	5.6

		September 30, 2019
Weighted average remaining lease term (in years)		2.7
Weighted average discount rate		3.94%
_______________________________________________________
(1) Includes short-term and variable lease costs.

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

(14)     Revenues
Disaggregation of Revenues
The following tables summarize revenues from contracts with clients (in millions):

	Three months ended September 30, 2019
	Servicing Software	Origination Software	Software Solutions	Data and Analytics	Corporate and Other		Total
Software and hosting solutions	$182.4	$35.7	$218.1	$8.1	$—		$226.2
Professional services	20.5	12.6	33.1	0.2	(0.1)	(1)	33.2
Data solutions	—	—	—	33.0	—		33.0
Other	—	6.1	6.1	0.6	—		6.7
Revenues	$202.9	$54.4	$257.3	$41.9	$(0.1)		$299.1
______________________________________________________

(1)	Revenues for Corporate and Other represent deferred revenue purchase accounting adjustments recorded in accordance with GAAP.

	Three months ended September 30, 2018
	Servicing Software	Origination Software	Software Solutions	Data and Analytics	Corporate and Other		Total
Software and hosting solutions	$180.4	$29.8	$210.2	$7.7	$—		$217.9
Professional services	20.0	11.7	31.7	0.3	(0.6)	(1)	31.4
Data solutions	—	—	—	29.7	—		29.7
Other	—	2.0	2.0	0.7	—		2.7
Revenues	$200.4	$43.5	$243.9	$38.4	$(0.6)		$281.7
______________________________________________________

(1)	Revenues for Corporate and Other represent deferred revenue purchase accounting adjustments recorded in accordance with GAAP.

	Nine months ended September 30, 2019
	Servicing Software	Origination Software	Software Solutions	Data and Analytics	Corporate and Other		Total
Software and hosting solutions	$546.9	$95.8	$642.7	$23.8	$—		$666.5
Professional services	63.4	34.0	97.4	1.0	(0.4)	(1)	98.0
Data solutions	—	—	—	94.6	—		94.6
Other	5.1	11.0	16.1	1.9	—		18.0
Revenues	$615.4	$140.8	$756.2	$121.3	$(0.4)		$877.1
______________________________________________________

(1)	Revenues for Corporate and Other represent deferred revenue purchase accounting adjustments recorded in accordance with GAAP.

	Nine months ended September 30, 2018
	Servicing Software	Origination Software	Software Solutions	Data and Analytics	Corporate and Other		Total
Software and hosting solutions	$534.8	$82.2	$617.0	$22.7	$—		$639.7
Professional services	57.1	34.4	91.5	1.0	(2.3)	(1)	90.2
Data solutions	—	—	—	88.8	—		88.8
Other	0.5	7.2	7.7	2.2	—		9.9
Revenues	$592.4	$123.8	$716.2	$114.7	$(2.3)		$828.6

______________________________________________________

(1)	Revenues for Corporate and Other represent deferred revenue purchase accounting adjustments recorded in accordance with GAAP.

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
As of September 30, 2019, the aggregate amount of the transaction price that is allocated to our future performance obligations was approximately $1.8 billion and is expected to be recognized as follows: 7% by December 31, 2019, 54% by December 31, 2021, 85% by December 31, 2023 and the rest thereafter.
(15)        Equity-Based Compensation
A summary of restricted shares granted in 2019 is as follows:

Date	Number of shares granted	Grant date fair value per share	Vesting period (in years)	Vesting criteria
February 15, 2019	793,863	$52.38	3.0	Service and performance
February 28, 2019	5,744	$52.25	2.0	Service
April 8, 2019	1,110	$54.14	3.0	Service and performance

Restricted stock transactions in 2019 are as follows:

	Shares	Weighted average grant date fair value
Balance, December 31, 2018	2,077,265	$40.77
Granted	800,717	$52.38
Forfeited	(80,330)	$47.66
Vested	(908,524)	$39.83
Balance, September 30, 2019	1,889,128	$45.85

Equity-based compensation expense was $14.4 million and $13.5 million for the three months ended September 30, 2019 and 2018, respectively. Equity-based compensation was $39.8 million and $33.4 million for the nine months ended September 30, 2019 and 2018, respectively. Equity-based compensation includes accelerated recognition of $1.0 million and $2.9 million for the three and nine months ended September 30, 2019, respectively, and $1.4 million for both the three and nine months ended September 30, 2018. These expenses are included in Operating expenses in the Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited).
Total unrecognized compensation cost was $39.2 million as of September 30, 2019 and is expected to be recognized over a weighted average period of approximately 1.4 years.

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

(16)    Segment Information
ASC Topic 280, Segment Reporting ("ASC 280") establishes standards for reporting information about segments and requires that a public business enterprise reports financial and descriptive information about its segments. Segments are components of an enterprise for which separate financial information is available and are evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. Our chief executive officer is identified as the CODM as defined by ASC 280. To align with the internal management of our business operations based on service offerings, our business is organized into two segments. Refer to Note 14 — Revenues for a description of our Software Solutions and Data and Analytics segments.
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
Summarized financial information concerning our segments is shown in the tables below (in millions):

	Three months ended September 30, 2019
	Software Solutions	Data and Analytics	Corporate and Other		Total
Revenues	$257.3	$41.9	$(0.1)	(1)	$299.1
Expenses:
Operating expenses	104.1	31.4	28.4	(2)	163.9
Transition and integration costs	—	—	0.4	(3)	0.4
EBITDA	153.2	10.5	(28.9)		134.8
Depreciation and amortization	31.4	3.9	24.3	(4)	59.6
Operating income (loss)	121.8	6.6	(53.2)		75.2
Interest expense, net					(16.5)
Other expense, net					(0.1)
Earnings before income taxes and equity in losses of unconsolidated affiliates					58.6
Income tax expense					9.4
Earnings before equity in losses of unconsolidated affiliates					49.2
Equity in losses of unconsolidated affiliates, net of tax					(11.9)
Net earnings					$37.3
_________________________________________________
(1) Revenues for Corporate and Other represent deferred revenue purchase accounting adjustments recorded in accordance with GAAP.
(2) Operating expenses for Corporate and Other includes $14.5 million of equity-based compensation, including certain related payroll taxes.
(3) Transition and integration costs primarily consists of acquisition-related costs, including certain costs pursuant to a purchase agreement.
(4) Depreciation and amortization for Corporate and Other primarily represents net incremental depreciation and amortization adjustments associated with the application of purchase accounting recorded in accordance with GAAP.

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

	Three months ended September 30, 2018
	Software Solutions	Data and Analytics	Corporate and Other		Total
Revenues	$243.9	$38.4	$(0.6)	(1)	$281.7
Expenses:
Operating expenses	99.3	28.6	29.5	(2)	157.4
Transition and integration costs	—	—	3.3	(3)	3.3
EBITDA	144.6	9.8	(33.4)		121.0
Depreciation and amortization	27.9	3.4	22.7	(4)	54.0
Operating income (loss)	116.7	6.4	(56.1)		67.0
Interest expense, net					(13.2)
Earnings before income taxes					53.8
Income tax expense					10.8
Net earnings					$43.0
_______________________________________________________

(1)	Revenues for Corporate and Other represent deferred revenue purchase accounting adjustments recorded in accordance with GAAP.
(2) Operating expenses for Corporate and Other includes $13.5 million of equity-based compensation, including certain related payroll taxes.
(3) Transition and integration costs primarily consists of costs associated with executive transition and transition-related costs as we transferred certain corporate functions from FNF.

(4)
Depreciation and amortization for Corporate and Other primarily represents net incremental depreciation and amortization adjustments associated with the application of purchase accounting recorded in accordance with GAAP.

	Nine months ended September 30, 2019
	Software Solutions	Data and Analytics	Corporate and Other		Total
Revenues	$756.2	$121.3	$(0.4)	(1)	$877.1
Expenses:
Operating expenses	308.4	91.5	83.4	(2)	483.3
Transition and integration costs	—	—	2.3	(3)	2.3
EBITDA	447.8	29.8	(86.1)		391.5
Depreciation and amortization	91.4	11.6	71.0	(4)	174.0
Operating income (loss)	356.4	18.2	(157.1)		217.5
Interest expense, net					(48.2)
Other expense, net					(0.9)
Earnings before income taxes and equity in losses of unconsolidated affiliates					168.4
Income tax expense					34.6
Earnings before equity in losses of unconsolidated affiliates					133.8
Equity in losses of unconsolidated affiliates, net of tax					(37.9)
Net earnings					$95.9

Balance sheet data:
Total assets	$3,243.7	$312.6	$447.2	(5)	$4,003.5
Goodwill	$2,189.3	$172.1	$—		$2,361.4
_______________________________________________________

(1)	Revenues for Corporate and Other represent deferred revenue purchase accounting adjustments recorded in accordance with GAAP.
(2) Operating expenses for Corporate and Other includes $40.6 million of equity-based compensation, including certain related payroll taxes.
(3) Transition and integration costs primarily consists of acquisition-related costs, including certain costs pursuant to a purchase agreement.

(4)
Depreciation and amortization for Corporate and Other primarily consists of net incremental depreciation and amortization adjustments associated with the application of purchase accounting recorded in accordance with GAAP.

(5)	Receivables from related parties are included in Corporate and Other.

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

	Nine months ended September 30, 2018
	Software Solutions	Data and Analytics	Corporate and Other		Total
Revenues	$716.2	$114.7	$(2.3)	(1)	$828.6
Expenses:
Operating expenses	293.0	86.5	82.7	(2)	462.2
Transition and integration costs	—	—	5.8	(3)	5.8
EBITDA	423.2	28.2	(90.8)		360.6
Depreciation and amortization	83.0	10.1	65.9	(4)	159.0
Operating income (loss)	340.2	18.1	(156.7)		201.6
Interest expense, net					(39.1)
Other expense, net					(6.4)
Earnings before income taxes					156.1
Income tax expense					30.4
Net earnings					$125.7

Balance sheet data:
Total assets	$3,197.9	$309.5	$135.8	(5)	$3,643.2
Goodwill	$2,137.9	$172.1	$—		$2,310.0
_______________________________________________________

(1)	Revenues for Corporate and Other represent deferred revenue purchase accounting adjustments recorded in accordance with GAAP.

(2)	Operating expenses for Corporate and Other includes $33.8 million of equity-based compensation, including certain related payroll taxes.
(3) Transition and integration costs primarily consists of costs associated with executive transition and transition-related costs as we transferred certain corporate functions from FNF.

(4)
Depreciation and amortization for Corporate and Other primarily represents net incremental depreciation and amortization adjustments associated with the application of purchase accounting recorded in accordance with GAAP.

(5)	Receivables from related parties are included in Corporate and Other.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding expectations, hopes, intentions or strategies regarding the future. Forward-looking statements are based on Black Knight, Inc. and its subsidiaries ("Black Knight," the "Company," "we," "us" or "our") management's beliefs, as well as assumptions made by, and information currently available to, them. Because such statements are based on expectations as to future financial and operating results and are not statements of fact, actual results may differ materially from those projected. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. The risks and uncertainties that forward-looking statements are subject to include, but are not limited to:

•	security breaches against our information systems;

•	our ability to maintain and grow our relationships with our customers;

•	changes to the laws, rules and regulations that affect our and our customers' businesses;

•	our ability to adapt our services to changes in technology or the marketplace;

•	our ability to protect our proprietary software and information rights;

•	the effect of any potential defects, development delays, installation difficulties or system failures on our business and reputation;

•	changes in general economic, business, regulatory and political conditions, particularly as they affect the mortgage industry;

•	risks associated with the availability of data;

•	the effects of our existing leverage on our ability to make acquisitions and invest in our business;

•	our ability to successfully integrate strategic acquisitions;

•	risks associated with our investment in Star Parent, L.P. ("Star Parent") and the operation of its indirect subsidiary The Dun & Bradstreet Corporation ("D&B");

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
We believe the breadth and depth of our comprehensive end-to-end, integrated solutions and the insight we provide to our clients differentiate us from other software providers and position us particularly well for emerging opportunities. We have served the mortgage and real estate industries for over 55 years and utilize this experience to design and develop solutions that fit our clients' ever-evolving needs. The cost of origination and servicing are at historically high levels according to the Mortgage Bankers Association. Our proprietary software solutions and data and analytics capabilities reduce manual processes, improve compliance and quality, mitigate risk and deliver significant cost savings to our clients. Our scale allows us to continually and cost-effectively invest in our business in order to meet industry requirements and maintain our position as an industry-standard platform for mortgage market participants.

The table below summarizes active first and second lien mortgages on our mortgage servicing software solution and the related market data, reflecting our leadership in the mortgage servicing software solutions market (in millions):

	First lien mortgages				Second lien mortgages				Total first and second lien mortgages
	as of September 30,				as of September 30,				as of September 30,
	2019		2018		2019		2018		2019	2018
Active loans	33.1		32.0		2.6		2.5		35.7	34.5
Market size	52.6	(1)	51.6	(1)	13.3	(2)	14.3	(2)	65.9	65.9
Market share	63%		62%		19%		17%		54%	52%
_______________________________________________________
Note: Percentages above may not recalculate due to rounding.

(1)	According to the Black Knight Mortgage Monitor Report as of September 30, 2019 and August 31, 2018 for U.S. first lien mortgages.

(2)	According to the June 2019 and August 2018 Equifax National Consumer Credit Trends Report as of March 31, 2019 and June 30, 2018, respectively, for U.S. second lien mortgages.
Our business is organized into two segments:

•	Software Solutions - offers software and hosting solutions that support loan servicing, loan origination and settlement services.

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
Market Trends
Market trends that have spurred lenders and servicers to seek software solutions are as follows:
Growing role of technology in the U.S. mortgage industry. Banks and other lenders and servicers have become increasingly focused on automation and workflow management to operate more efficiently and meet their regulatory requirements as well as using technology to enhance the consumer experience during the mortgage origination and closing process. We believe technology providers must be able to support the complexity of the market, display extensive industry knowledge and possess the financial resources to make the necessary investments in technology to support lenders. This includes an enhanced digital experience along with the application of artificial intelligence, robotic process automation and adaptive learning.
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
Investments in Unconsolidated Affiliates
On February 8, 2019, we completed our investment in D&B of $375.0 million through our investment in Star Parent, the indirect parent of D&B (the "February 2019 D&B Investment") for an economic ownership of approximately 18.1%. This investment was funded by a borrowing on our revolving credit facility. On July 1, 2019, we invested an additional $17.6 million in Star Parent (together with the February 2019 D&B Investment, collectively, the “D&B Investment”) in exchange for our pro-rata share of additional limited partner interests issued by Star Parent related to D&B's acquisition of Lattice Engines, Inc.
During the third quarter of 2019, we had a change in accounting principle to eliminate the one-quarter lag related to our investment in Star Parent. We applied the effects of this change in accounting principle retrospectively. Our Net earnings for the three months ended September 30, 2019 in our Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited) include our equity in losses of Star Parent for the three months ended September 30, 2019. Our Net earnings for the nine months ended September 30, 2019 include our equity in losses of Star Parent for the period from February 8, 2019 to September 30, 2019. Refer to Note 3 — Investments in Unconsolidated Affiliates in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information.
Compass Analytics Acquisition
On September 13, 2019, we completed the acquisition of Compass Analytics, LLC ("Compass Analytics"), a financial technology provider of advanced pricing and valuation solutions to support loan officers and capital market professionals. The acquisition will expand our footprint in capital markets and also adds mortgage servicing rights valuation capabilities to our solutions and establishes end-to-end connectivity and pricing from originators to mortgage investors. Total consideration, net of cash received, was $61.8 million for 100% of the equity interests in Compass Analytics. Refer to Note 2 — Business Acquisition in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information.

Results of Operations

Consolidated Results of Operations
The following table presents certain financial data for the periods indicated (in millions, except per share data):
	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenues	$299.1	$281.7	$877.1	$828.6
Expenses:
Operating expenses	163.9	157.4	483.3	462.2
Depreciation and amortization	59.6	54.0	174.0	159.0
Transition and integration costs	0.4	3.3	2.3	5.8
Total expenses	223.9	214.7	659.6	627.0
Operating income	75.2	67.0	217.5	201.6
Operating margin	25.1%	23.8%	24.8%	24.3%
Interest expense, net	(16.5)	(13.2)	(48.2)	(39.1)
Other expense, net	(0.1)	—	(0.9)	(6.4)
Earnings before income taxes and equity in losses of unconsolidated affiliates	58.6	53.8	168.4	156.1
Income tax expense	9.4	10.8	34.6	30.4
Earnings before equity in losses of unconsolidated affiliates	49.2	43.0	133.8	125.7
Equity in losses of unconsolidated affiliates, net of tax	(11.9)	—	(37.9)	—
Net earnings	$37.3	$43.0	$95.9	$125.7

Net earnings per share:
Diluted	$0.25	$0.29	$0.65	$0.85
Weighted average shares of common stock outstanding:
Diluted	148.5	147.8	148.4	148.2
Revenues
The following table sets forth revenues by segment for the periods presented (in millions):

	Three months ended September 30,		Variance		Nine months ended September 30,		Variance
	2019	2018	$	%	2019	2018	$	%
Software Solutions	$257.3	$243.9	$13.4	5%	$756.2	$716.2	$40.0	6%
Data and Analytics	41.9	38.4	3.5	9%	121.3	114.7	6.6	6%
Corporate and Other(1)	(0.1)	(0.6)	0.5	83%	(0.4)	(2.3)	1.9	83%
Total	$299.1	$281.7	$17.4	6%	$877.1	$828.6	$48.5	6%
_______________________________________________________

(1)	Revenues for Corporate and Other represent deferred revenue purchase accounting adjustments recorded in accordance with GAAP.
Software Solutions
Revenues were $257.3 million in the three months ended September 30, 2019 compared to $243.9 million in the 2018 period, an increase of $13.4 million, or 5%. Our servicing software solutions increased 1%, or $2.5 million, primarily driven by loan growth on our core servicing software solution, which increased 3% to 35.6 million average loans and higher average revenue per loan, partially offset by lower ancillary revenues and transaction volumes on our core servicing software solution and the effect of client contract terminations. Our origination software solutions increased 25%, or $10.9 million, primarily driven by new client revenues, a contract termination fee, incremental revenues from current and prior year business acquisitions and the benefit of higher refinance volumes in our Exchange and eLending businesses, partially offset by attrition in our eLending business.

Revenues were $756.2 million in the nine months ended September 30, 2019 compared to $716.2 million in the 2018 period, an increase of $40.0 million, or 6%. Our servicing software solutions increased 4%, or $23.0 million, primarily driven by higher average revenue per loan and loan growth on our core servicing software solution, which increased 2% to 35.2 million average loans, partially offset by the effect of client contract terminations. Our origination software solutions increased 14%, or $17.0 million, primarily driven by growth in our loan origination system solutions from new clients, incremental revenues from current and prior year business acquisitions and client contract termination fees, partially offset by attrition in our eLending business, a contract restructuring and lower professional services.
Data and Analytics
Revenues were $41.9 million in the three months ended September 30, 2019 compared to $38.4 million in the 2018 period, an increase of $3.5 million, or 9%. The increase was driven by growth across nearly all business lines.
Revenues were $121.3 million in the nine months ended September 30, 2019 compared to $114.7 million in the 2018 period, an increase of $6.6 million, or 6%. The increase was driven by growth across nearly all business lines.
Operating Expenses
The following table sets forth operating expenses by segment for the periods presented (in millions):

	Three months ended September 30,		Variance		Nine months ended September 30,		Variance
	2019	2018	$	%	2019	2018	$	%
Software Solutions	$104.1	$99.3	$4.8	5%	$308.4	$293.0	$15.4	5%
Data and Analytics	31.4	28.6	2.8	10%	91.5	86.5	5.0	6%
Corporate and Other(1)	28.4	29.5	(1.1)	(4)%	83.4	82.7	0.7	1%
Total	$163.9	$157.4	$6.5	4%	$483.3	$462.2	$21.1	5%
_______________________________________________________

(1)
Operating expenses for Corporate and Other include $14.5 million and $13.5 million of equity-based compensation, including certain related payroll taxes, for the three months ended September 30, 2019 and 2018, respectively, and $40.6 million and $33.8 million for the nine months ended September 30, 2019 and 2018, respectively.

Software Solutions
Operating expenses were $104.1 million in the three months ended September 30, 2019 compared to $99.3 million in the 2018 period, an increase of $4.8 million, or 5%. The increase was primarily driven by higher personnel and information technology related costs in support of business growth and the effect of prior year business acquisitions.
Operating expenses were $308.4 million in the nine months ended September 30, 2019 compared to $293.0 million in the 2018 period, an increase of $15.4 million, or 5%. The increase was primarily driven by higher personnel costs in support of business growth and the effect of prior year business acquisitions.
Data and Analytics
Operating expenses were $31.4 million in the three months ended September 30, 2019 compared to $28.6 million in the 2018 period, an increase of $2.8 million, or 10%. The increase was primarily driven by higher cost of goods sold and higher personnel costs as we grew our sales team and experienced higher medical costs.
Operating expenses were $91.5 million in the nine months ended September 30, 2019 compared to $86.5 million in the 2018 period, an increase of $5.0 million, or 6%. The increase was primarily driven by higher personnel expenses and an increase in hardware and software maintenance costs.
Corporate and Other
Operating expenses were $28.4 million in the three months ended September 30, 2019 compared to $29.5 million in the 2018 period, a decrease of $1.1 million, or 4%. The decrease was primarily driven by lower incentive bonus expense, partially offset by higher equity-based compensation.
Operating expenses were $83.4 million in the nine months ended September 30, 2019 compared to $82.7 million in the 2018 period, an increase of $0.7 million, or 1%. The increase was primarily driven by a $6.4 million increase in equity-based compensation, partially offset by $6.3 million of lower incentive bonus expense.

Depreciation and Amortization
The following table sets forth depreciation and amortization by segment for the periods presented (in millions):

	Three months ended September 30,		Variance		Nine months ended September 30,		Variance
	2019	2018	$	%	2019	2018	$	%
Software Solutions	$31.4	$27.9	$3.5	13%	$91.4	$83.0	$8.4	10%
Data and Analytics	3.9	3.4	0.5	15%	11.6	10.1	1.5	15%
Corporate and Other(1)	24.3	22.7	1.6	7%	71.0	65.9	5.1	8%
Total	$59.6	$54.0	$5.6	10%	$174.0	$159.0	$15.0	9%
_______________________________________________________

(1)
Depreciation and amortization for Corporate and Other primarily represents net incremental depreciation and amortization adjustments associated with the application of purchase accounting recorded in accordance with GAAP.

Software Solutions
Depreciation and amortization was $31.4 million in the three months ended September 30, 2019 compared to $27.9 million in the 2018 period, an increase of $3.5 million, or 13%. The increase was primarily driven by implementation of new clients and accelerated amortization of deferred contract costs.
Depreciation and amortization was $91.4 million in the nine months ended September 30, 2019 compared to $83.0 million in the 2018 period, an increase of $8.4 million, or 10%. The increase was primarily driven by implementation of new clients, accelerated amortization of deferred contract costs and hardware placed in service.
Data and Analytics
Depreciation and amortization was $3.9 million in the three months ended September 30, 2019 compared to $3.4 million in the 2018 period, an increase of $0.5 million, or 15%. The increase was primarily driven by new solutions and enhancements to existing solutions being placed in service.
Depreciation and amortization was $11.6 million in the nine months ended September 30, 2019 compared to $10.1 million in the 2018 period, an increase of $1.5 million, or 15%. The increase was primarily driven by new solutions and enhancements to existing solutions being placed in service.
Transition and Integration Costs
Transition and integration costs were $0.4 million in the three months ended September 30, 2019 compared to $3.3 million in the 2018 period. Transition and integration costs were $2.3 million in the nine months ended September 30, 2019 compared to $5.8 million in the 2018 period. Transition and integration costs for the 2019 period primarily consisted of acquisition-related costs. Transition and integration costs for the 2018 period primarily consisted of costs associated with executive transition and transition-related costs as we transferred certain corporate functions from FNF.
Operating Income (Loss)
The following table sets forth operating income (loss) by segment for the periods presented (in millions):

	Three months ended September 30,		Variance		Nine months ended September 30,		Variance
	2019	2018	$	%	2019	2018	$	%
Software Solutions	$121.8	$116.7	$5.1	4%	$356.4	$340.2	$16.2	5%
Data and Analytics	6.6	6.4	0.2	3%	18.2	18.1	0.1	1%
Corporate and Other	(53.2)	(56.1)	2.9	5%	(157.1)	(156.7)	(0.4)	—%
Total	$75.2	$67.0	$8.2	12%	$217.5	$201.6	$15.9	8%
Software Solutions
Operating income was $121.8 million in the three months ended September 30, 2019 compared to $116.7 million in the 2018 period, an increase of $5.1 million, or 4%. Operating margin was 47.3% in the three months ended September 30, 2019 compared to 47.8% in the 2018 period. The decrease in operating margin was primarily driven by higher operating expenses and amortization.

Operating income was $356.4 million in the nine months ended September 30, 2019 compared to $340.2 million in the 2018 period, an increase of $16.2 million, or 5%. Operating margin was 47.1% in the nine months ended September 30, 2019 compared to 47.5% in the 2018 period. The decrease in operating margin was primarily driven by higher operating expenses and amortization.
Data and Analytics
Operating income was $6.6 million in the three months ended September 30, 2019 compared to $6.4 million in the 2018 period, an increase of $0.2 million, or 3%. Operating margin was 15.8% in the three months ended September 30, 2019 compared to 16.7% in the 2018 period. The decrease in operating margin was primarily driven by higher operating expenses.
Operating income was $18.2 million in the nine months ended September 30, 2019 compared to $18.1 million in the 2018 period, an increase of $0.1 million, or 1%. Operating margin was 15.0% in the nine months ended September 30, 2019 compared to 15.8% in the 2018 period. The decrease in operating margin was primarily driven by higher operating expenses.
Corporate and Other
Operating loss was $53.2 million in the three months ended September 30, 2019 compared to $56.1 million in the 2018 period, a decrease of $2.9 million, or 5%. The decrease was primarily driven by lower incentive bonus expense, partially offset by higher equity-based compensation.
Operating loss was $157.1 million in the nine months ended September 30, 2019 compared to $156.7 million in the 2018 period, an increase of $0.4 million. The increase was primarily driven by an increase in equity-based compensation, partially offset by lower incentive bonus expense.
Interest Expense, Net
Consolidated Interest expense, net was $16.5 million in the three months ended September 30, 2019 compared to $13.2 million in the 2018 period, an increase of $3.3 million, or 25%. The increase was primarily driven by an incremental borrowing to fund our D&B Investment.
Consolidated Interest expense, net was $48.2 million in the nine months ended September 30, 2019 compared to $39.1 million in the 2018 period, an increase of $9.1 million, or 23%. The increase was primarily driven by an incremental borrowing to fund our D&B Investment.
Other Expense, Net
Consolidated Other expense, net was $0.1 million in the three months ended September 30, 2019. Consolidated Other expense, net was $0.9 million in the nine months ended September 30, 2019 compared to $6.4 million in the 2018 period, a decrease of $5.5 million. The 2018 amount was primarily related to our debt refinancing in April 2018.
Income Tax Expense
Consolidated Income tax expense was $9.4 million in the three months ended September 30, 2019 compared to $10.8 million in the 2018 period. Our effective tax rate was 16.0% in the three months ended September 30, 2019 compared to 20.1% in the 2018 period.
Consolidated Income tax expense was $34.6 million in the nine months ended September 30, 2019 compared to $30.4 million in the 2018 period. Our effective tax rate was 20.5% in the nine months ended September 30, 2019 compared to 19.5% in the 2018 period. Our effective tax rate for the nine months ended September 30, 2019 differs from our statutory rate primarily due to the effect of a deferred tax revaluation adjustment as a result of a reduction in our blended state tax rate driven by a Florida tax rate change, a higher than expected research and experimentation tax credit in the current year and the effect of excess tax benefits related to the vesting of restricted shares of our common stock. Our effective tax rate for the nine months ended September 30, 2018 includes the effect of a deferred tax revaluation adjustment as a result of a reduction in our blended state tax rate, higher than expected tax credits and the effect of excess tax benefits related to the vesting of restricted shares of our common stock.
Equity in Losses of Unconsolidated Affiliates, Net of Tax
Equity in losses of unconsolidated affiliates, net of tax was $11.9 million, net of income tax benefit of $4.2 million, in the three months ended September 30, 2019 primarily related to our D&B Investment. Equity in losses of unconsolidated affiliates, net of tax was $37.9 million, net of income tax benefit of $13.3 million, in the nine months ended September 30, 2019 primarily related to our D&B Investment.

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
The following tables set forth Adjusted EBITDA (in millions) and Adjusted EBITDA Margin by segment for the periods presented:

	Three months ended September 30,		Variance		Nine months ended September 30,		Variance
	2019	2018	$	%	2019	2018	$	%
Software Solutions	$153.2	$144.6	$8.6	6%	$447.8	$423.2	$24.6	6%
Data and Analytics	10.5	9.8	0.7	7%	29.8	28.2	1.6	6%

	Three months ended September 30,		Variance	Nine months ended September 30,		Variance
	2019	2018	Basis points	2019	2018	Basis points
Software Solutions	59.5%	59.3%	20	59.2%	59.1%	10
Data and Analytics	25.1%	25.5%	(40)	24.6%	24.6%	—
Software Solutions
Adjusted EBITDA was $153.2 million in the three months ended September 30, 2019 compared to $144.6 million in the 2018 period, an increase of $8.6 million, or 6%, with an Adjusted EBITDA Margin of 59.5%, an increase of 20 basis points from the 2018 period. The increase was primarily driven by incremental margins on revenue growth.
Adjusted EBITDA was $447.8 million in the nine months ended September 30, 2019 compared to $423.2 million in the 2018 period, an increase of $24.6 million, or 6%, with an Adjusted EBITDA Margin of 59.2%, an increase of 10 basis points from the 2018 period. The increase was primarily driven by incremental margins on revenue growth.
Data and Analytics
Adjusted EBITDA was $10.5 million in the three months ended September 30, 2019 compared to $9.8 million in the 2018 period, an increase of $0.7 million, or 7%, with an Adjusted EBITDA Margin of 25.1%, a decrease of 40 basis points from the 2018 period. The decrease was primarily driven by higher operating expenses.
Adjusted EBITDA was $29.8 million in the nine months ended September 30, 2019 compared to $28.2 million in the 2018 period, an increase of $1.6 million, or 6%, with an Adjusted EBITDA Margin of 24.6% in both periods.
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
As of September 30, 2019, we had cash and cash equivalents of $9.8 million, debt principal of $1,643.6 million and available capacity of $333.7 million on our revolving credit facility. We believe that our cash flows from operations and available cash and cash equivalents are sufficient to meet our liquidity needs, including the repayment of our outstanding debt, for at least the next 12 months. We anticipate that to the extent we require additional liquidity, it will be funded through borrowings on our revolving credit facility, the incurrence of other indebtedness, equity issuance or a combination thereof. We cannot be assured that we will be able to obtain this additional liquidity on reasonable terms, or at all. The loss of the largest lender on our revolving credit facility would reduce our borrowing capacity by $68.0 million. Additionally, our liquidity and our ability to meet our obligations and fund our capital requirements are also dependent on our future financial performance, which is subject to general economic, financial and other factors that are beyond our control. Accordingly, we cannot be assured that our business will generate sufficient cash flows from operations or that future borrowings will be available from additional indebtedness or otherwise to meet our liquidity needs. Although we have no specific current plans to do so, if we decide to pursue one or more significant acquisitions, we may incur additional debt or issue additional equity to finance such acquisitions.
Cash Flows
The following table provides a summary of cash flows from operating, investing and financing activities for the periods presented (in millions):

	Nine months ended September 30,
	2019	2018	Variance
Cash flows provided by operating activities	$221.4	$305.4	$(84.0)
Cash flows used in investing activities	(513.9)	(79.7)	(434.2)
Cash flows provided by (used in) financing activities	282.0	(225.0)	507.0
Net (decrease) increase in cash and cash equivalents	$(10.5)	$0.7	$(11.2)
Operating Activities
The $84.0 million decrease in cash provided by operating activities in the nine months ended September 30, 2019 compared to the 2018 period is primarily related to the timing and amount of cash receipts for Trade receivables, net, higher payments primarily related to income taxes and incentive bonus and the timing of payments for Trade accounts payable and other liabilities.
Investing Activities
The $434.2 million increase in cash used in investing activities in the nine months ended September 30, 2019 compared to the 2018 period is primarily related to our D&B Investment and our acquisition of Compass Analytics.
Financing Activities
The $507.0 million increase in cash provided by financing activities in the nine months ended September 30, 2019 compared to the 2018 period is primarily related to an incremental borrowing to fund our D&B Investment as well as less share repurchases.
Financing
For a description of our financing arrangements, see Note 10 — Long-Term Debt in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated by reference into this Part I Item 2.
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
In February 2019, the availability on our revolving credit facility decreased in connection with the incremental borrowing to fund our $375.0 million February 2019 D&B Investment. Refer to Note 3— Investments in Unconsolidated Affiliates in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information.

Share Repurchase Program
There were no share repurchases during the third quarter of 2019. For the nine months ended September 30, 2019, a summary of share repurchases under our share repurchase program is as follows (in millions, except per share amounts):

Total number of shares repurchased	Aggregate purchase price	Average price paid per share	Shares remaining under repurchase authorization as of September 30, 2019
0.2	$11.9	$57.94	3.6
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
Interest Rate Risk
In addition to existing cash balances and cash provided by operating activities, we use variable rate debt to finance our operations. We enter into interest rate swap agreements to hedge forecasted monthly interest rate payments on our variable rate debt. We are exposed to interest rate risk on our debt obligations and related interest rate swaps. As of September 30, 2019, we had $1,627.2 million in long-term debt principal outstanding from our 2018 Facilities, as described in Note 10 — Long-Term Debt in Item 1 of Part I of this Quarterly Report on Form 10-Q, all of which is variable rate debt.
As of September 30, 2019, the 2018 Facilities represent our long-term debt obligations exposed to interest rate risk. We performed a sensitivity analysis on the principal amount of debt as of September 30, 2019, as well as the effect of our interest rate swaps. In this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. An increase or decrease of 100 basis points in the applicable interest rate would cause an increase or decrease in interest expense of $16.2 million on an annual basis ($6.7 million including the effect of our current interest rate swaps) as the 1-month LIBOR rate was approximately 2.04% as of September 30, 2019.
As of September 30, 2019, we have the following interest rate swap agreements (collectively, the "Swap Agreements") (in millions):

Effective dates	Notional amount	Fixed rates
March 31, 2017 through March 31, 2022	$200.0	2.08%
September 29, 2017 through September 30, 2021	$200.0	1.69%
April 30, 2018 through April 30, 2023	$250.0	2.61%
January 31, 2019 through January 31, 2023	$300.0	2.65%

Under the terms of the Swap Agreements, we receive payments based on the 1-month LIBOR rate (approximately 2.04% as of September 30, 2019).
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2019, under the supervision and with the participation of our Chief Executive Officer ("CEO") and Executive Vice President and Chief Financial Officer ("CFO"), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q.
There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.
Based on that evaluation, our CEO and CFO concluded that as of September 30, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit with the SEC are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2019 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II: OTHER INFORMATION
Item 1. Legal Proceedings
See discussion of legal proceedings in Note 13 — Commitments and Contingencies in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated by reference into this Item 1 of Part II.
Item 1A. Risk Factors
In addition to the to the significant risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2018, we identified the following additional risk during the third quarter of 2019. There have been no other material changes in our risk factors since the filing of our Annual Report on Form 10-K for the year ended December 31, 2018.
We provide certain investment adviser services through our subsidiary Compass Analytics, LLC that are subject to extensive regulation by the SEC.
A portion of our Compass Analytics business provides risk management, loan sales (best execution) and general secondary marketing advisory and hedge execution services in concert with licensing Compass Analytics’ mortgage valuation and risk management analytics to its clients. Through this business, Compass Analytics may advise clients regarding their best practices, strategic relationships and workflow, but Compass earns no commission or compensation for any trade execution or volume and Compass does not have custody of any client funds or securities. Compass offers these advisory services to mortgage originators and servicers, including mortgage banks, community and commercial banks, credit unions, mortgage insurers, government agencies, investors, Federal Home Loan Banks and real estate investment trusts. As a result, Compass Analytics is registered with and regulated by the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended ("Investment Advisers Act"). The SEC requires registered investment advisers to provide certain information about their funds and assets under management, including the amount of borrowings, concentration of ownership and other performance information. These filings require significant investments in people, resources and systems to ensure timely and accurate reporting. The requirements imposed by the SEC are designed primarily to ensure the integrity of the financial markets and to protect our customers using our investment adviser services, and are not designed to protect our shareholders. Consequently, these regulations may serve to limit our activities.
The requirements under the Investment Advisers Act relate to, among other things, fiduciary duties to clients, maintaining an effective compliance program, solicitation agreements, conflicts of interest, recordkeeping and reporting requirements, disclosure requirements, limitations on agency cross and principal transactions between an adviser and advisory clients and general anti‑fraud prohibitions. Registered investment advisers are also subject to routine periodic examinations by the staff of the SEC. The failure by us to comply with applicable laws or regulations could result in fines, suspensions of individual employees or other sanctions, any of which could have a negative impact on our business, financial condition, liquidity and results of operations. Even if an investigation or proceeding did not result in a fine or sanction or the fine or sanction imposed against us or our employees by a regulator were small in monetary amount, the adverse publicity relating to an investigation, proceeding or imposition of these fines or sanctions could harm our reputation and cause us to lose existing clients.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
     (a) Exhibits

Exhibit
No.	Description
10.1	Second Amendment to Employment Agreement by and between BKFS I Services, LLC and Michael L. Gravelle effective November 1, 2019 (1)

18.1	Preferability Letter from KPMG LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

104	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101
_________________________________________________
* The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
(1) A management or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 601(b)(10)(ii) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK KNIGHT, INC. (registrant)
Date:	November 7, 2019	By:	/s/ Kirk T. Larsen
Kirk T. Larsen
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	November 7, 2019	By:	/s/ Michele M. Meyers
Michele M. Meyers
Chief Accounting Officer and Treasurer (Principal Accounting Officer)