Form 10-K
period 2019-12-31
Black Knight, Inc.
filed 2020-02-28
CIK 1627014

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Fiscal Year Ended	December 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  Commission File No. 001-37394
 ________________________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
The aggregate market value of the shares of Black Knight, Inc. common stock held by non-affiliates of the registrant as of June 28, 2019 was $8,563,073,578 based on the closing price of $60.15 as reported by the New York Stock Exchange.
As of February 27, 2020, there were 150,011,817 shares of Black Knight, Inc. common stock outstanding.
The information in Part III hereof is incorporated by reference to certain information from the registrant's definitive proxy statement for the 2019 annual meeting of shareholders. The registrant intends to file the proxy statement within 120 days after the close of the fiscal year that is the subject of this Report.

1

BLACK KNIGHT, INC.
FORM 10-K

i

Statement Regarding Forward-Looking Information
 The statements contained in this Annual Report on Form 10-K or in our other documents or in oral presentations or other statements made by our management that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding our expectations, hopes, intentions or strategies regarding the future. These statements relate to, among other things, future financial and operating results of Black Knight. In many cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "could," "potential" or "continue," or the negative of these terms and other comparable terminology. Actual results could differ materially from those anticipated in these statements as a result of a number of factors, including, but not limited to the following:

•	security breaches against our information systems;

•	changes to our relationships with our top clients, whom we rely on for a significant portion of our revenues and profit;

•	limitation of our growth due to the time and expense associated with switching from competitors' software and services;

•	our ability to meet our contractual commitments and to offer high-quality technical support services;

•	our ability to comply with or changes in laws, rules and regulations that affect our and our clients' businesses;

•	consolidation in our end client market;

•	regulatory developments with respect to use of consumer data and public records;

•	efforts by the government to address the mortgage market and economic environment;

•	our clients' relationships with government-sponsored enterprises;

•	our ability to adapt our solutions to technological changes or evolving industry standards or to achieve our growth strtategies;

•	our ability to compete effectively;

•	increase in the availability of free or relatively inexpensive information;

•	our ability to protect our proprietary software and information rights;

•	infringement on the proprietary rights of others by our applications or services;

•	our ability to successfully consummate and integrate acquisitions;

•	our reliance on third parties;

•	our dependence on our ability to access data from external sources;

•	our international operations and third-party service providers;

•	our investment in Star Parent, L.P. ("Star Parent") and the operation of its indirect subsidiary, The Dun & Bradstreet Corporation ("D&B");

•	system failures or service interruptions;

•	delays or difficulty in developing or implementing new, enhanced or existing mortgage processing or software solutions;

•	change in the strength of the economy and housing market generally;

•	our existing indebtedness and any additional significant debt we incur;

•	changes in London Interbank Offered Rate ("LIBOR") reporting practices and the replacement of LIBOR with an alternative reference rate;

•	the adequacy of our policies and procedures;

•	litigation, investigations or other actions against us;

•	the market price of our common stock may be volatile;

•	our charter and bylaws and provisions of Delaware law may discourage or prevent strategic transactions;

•	our intention not to pay dividends on our common stock for the foreseeable future; and

•
restrictions on our ability to pursue potential business opportunities under a non-competition agreement with Fidelity National Financial, Inc. and its subsidiaries ("FNF") that we entered in connection with the spin-off from FNF (the "Distribution").

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
The table below summarizes active first and second lien mortgage loans on our mortgage loan servicing software solution and the related market data, reflecting our leadership in the mortgage loan servicing software solutions market (in millions):

	First lien				Second lien				Total first and second lien
	2019		2018		2019		2018		2019	2018
Active loans	31.2		32.1		2.7		2.5		33.9	34.6
Market size	53.0	(1)	51.8	(1)	13.4	(2)	13.4	(2)	66.4	65.2
Market share	59%		62%		20%		19%		51%	53%
_______________________________________________________

(1)	According to the Black Knight Mortgage Monitor Reports as of December 31, 2019 and 2018 for U.S. first lien mortgage loans.

(2)	According to the December 2019 and October 2018 Equifax National Consumer Credit Trends Reports as of September 30, 2019 and 2018, respectively, for U.S. second lien mortgage loans.
Our business is organized into two segments:
Software Solutions – offers software and hosting solutions that support loan servicing, loan origination and settlement services.
Data and Analytics – offers data and analytics solutions to the mortgage, real estate and capital markets verticals. These solutions include property ownership data, lien data, servicing data, automated valuation models, collateral risk scores, behavioral models, a multiple listing service ("MLS") solution and other data solutions.
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
Our Markets
The U.S. mortgage loan market is large, and the loan lifecycle is complex and consists of several stages. The mortgage loan lifecycle includes origination, servicing and default. Mortgage loans are originated to finance home purchases or refinance existing mortgage loans. Once a mortgage loan is originated, it is serviced on a periodic basis by mortgage loan servicers, which may not be the lenders that originated the mortgage loan. Furthermore, if a mortgage loan experiences default, it triggers a set of multifaceted processes with an assortment of potential outcomes depending on a mix of variables.
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
Overview of the Markets We Serve
The U.S. mortgage loan servicing market is comprised of first and second lien mortgage loans. Even through housing downturns, the mortgage loan servicing market generally remains stable, as the total number of first lien mortgage loans outstanding tends to stay relatively constant. The number of second lien mortgage loans outstanding can vary based on a number of factors including loan-to-value ratios, interest rates and lenders' desire to own such loans.
While delinquent mortgage loans typically represent a small portion of the overall mortgage loan servicing market, the mortgage loan default process is long and complex and involves multiple parties, a significant exchange of data and documentation and extensive regulatory requirements. Providers in the default process must be able to meet strict regulatory guidelines, which we believe are best met through the use of proven technology.
The U.S. mortgage loan origination market consists of both purchase and refinance mortgage loan originations. The mortgage loan origination process is complex and involves multiple parties, significant data exchange and significant regulatory oversight, which requires a comprehensive, scalable solution developed by a company with substantial industry experience. According to the Mortgage Bankers Association ("MBA"), the U.S. mortgage loan origination market for purchase and refinance mortgage loan originations is estimated as follows (in billions):

	2019	2018	2017
Mortgage loan originations(1):
Purchase	$1,272.0	$1,185.0	$1,143.0
Refinance	796.0	458.0	616.0
Total	$2,068.0	$1,643.0	$1,760.0
_______________________________________________________
Note: Amounts may not recalculate due to rounding.
(1) The 2019, 2018 and 2017 U.S. mortgage loan origination market for purchase and refinance originations is estimated by the MBA Mortgage Finance Forecast as of February 18, 2020, February 11, 2019 and October 16, 2018, respectively.
Market Trends
Market trends that have spurred lenders and servicers to seek software solutions are as follows:
Growing role of technology in the U.S. mortgage loan industry. Banks and other lenders and servicers have become increasingly focused on automation and workflow management to operate more efficiently and meet their regulatory requirements as well as using technology to enhance the consumer experience during the mortgage loan origination and closing process. We believe technology providers must be able to support the complexity of the market, display extensive industry knowledge and possess the financial resources to make the necessary investments in technology to support lenders. This includes an enhanced digital experience along with the application of artificial intelligence, robotic process automation and adaptive learning.
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
Increased demand for enhanced transparency and analytic insight. As U.S. mortgage loan market participants work to minimize the risk in lending, servicing and capital markets, they rely on the integration of data and analytics with solutions that enhance the decision-making process. These industry participants rely on large, comprehensive third-party databases coupled with enhanced analytics to achieve these goals.
Regulatory oversight. Most U.S. mortgage loan market participants are subject to a high level of regulatory oversight and regulatory requirements as federal and state governments have enacted various new laws, rules and regulations. It is our experience that mortgage lenders have become more focused on minimizing the risk of non-compliance with regulatory requirements and are looking toward solutions that assist them in complying with their regulatory requirements. In addition, high-profile data security incidents have resulted in an increased focus on data security by our clients and our clients' regulators. We expect the industry focus on privacy and data security to continue to increase.
Our Solutions and Services
Our solutions provide clients with a comprehensive, integrated software and workflow management solution set that is supported by data and analytics to enhance capabilities and drive efficiencies while assisting our clients with regulatory compliance.
Software Solutions
Our Software Solutions segment offers leading software and hosting solutions that facilitate and automate many of the mission-critical business processes across the homeownership lifecycle. These solutions primarily consist of mortgage loan origination and servicing, processing and workflow management software applications coupled with related support and services.
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
MSP®
A software as a service application that delivers one central, comprehensive platform for mortgage and home equity loans. MSP® provides servicers the ability to automate all areas of loan servicing, including setup and maintenance, customer service, cashiering, escrow administration, investor accounting and default management. It serves as a core application and database of record for first and second lien mortgage loans.

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

Loss MitigationSM
This application provides servicers using MSP® with a comprehensive, integrated solution that supports industry standard retention and liquidation workouts. The system’s highly intuitive interface, built-in workflows and quality control capabilities help streamline the loss mitigation process and reduce risk.

ClaimsSM
This end-to-end, fully integrated solution helps servicers manage the entire default-related claims process. It facilitates considerable savings of time and resources, reduction of errors and decrease in penalties and curtailments.

Empower®
Dynamic, innovative loan origination system used by lenders to originate their first mortgage loans, home equity loans and lines of credit across the retail, wholesale, consumer-direct and correspondent lending channels. It provides functionality for every facet of the origination process, including first and second lien mortgage loan products support, loan fulfillment and closing, pre- and post-closing audit and compliance functions, product and pricing, electronic document management and industry-standard interfaces. This solution is supported by Point of SaleSM, which allows end consumers to prequalify and apply for loans using any device and helps servicers to enhance integrity and consistency of data.

LendingSpace®
Comprehensive, end-to-end loan origination system designed specifically to support the entire correspondent lending process. A correspondent loan is a loan that is originated and funded by one lender and sold to another lender who services the loan or sells it on the secondary market. LendingSpace® facilitates real-time communication between correspondent loan sellers and purchasers. It standardizes operations, enhances data integrity and helps ensure that process and compliance rules are consistently applied.

ExchangeSM
This platform provides a fully interconnected network of originators, agents, settlement services providers and mortgage loan investors in the U.S. It currently connects lenders with more than 25,000 service providers. This secure and integrated solution allows lenders and their service providers to connect and do business electronically.

Expedite®
A suite of products and services used by lenders, title underwriters, settlement agents and real estate professionals to automate and streamline internal business processes, manage compliance and accelerate the application-to-close cycle. Expedite’s data-enriched “transaction workspace” enables all participants to seamlessly interact throughout real estate transaction lifecycle.

CompassPPESM	Comprehensive product pricing and eligibility engine (“PPE”) that enables lenders to offer a point-of-sale PPE to their correspondent, wholesale and retail origination channels.

CompassPointSM
Provides the tools, reporting, calculations and automation capabilities necessary to help lenders manage the market risk of their pipeline of interest rate locks. It also provides cash flow engines and modules to help lenders value and understand their portfolio of mortgage servicing rights.

We build all of our software platforms to be scalable, secure, flexible, standards-based and web-connected for easy use by our clients. Further, we have a history of being able to bring solutions to market quickly due to investments we have made in integrating our software and development processes. Servicing DigitalSM and our artificial intelligence virtual assistant ("AIVASM") are two solution initiatives we introduced to the market to offer an enhanced digital experience along with the application of robotic process automation and adaptive learning. A description of each of these solutions is included below:

•
Servicing DigitalSM - A cutting-edge, interactive, customer-centric solution that delivers detailed, timely and highly personalized information about the value of a consumer’s home and the wealth that can be built from the underlying real estate asset. Its loan information dashboard allows customers to make payments, see previous payment activity, review information on taxes and insurance and view other loan details. Servicing DigitalSM enables servicers to strengthen their relationship with the customer. Its home value dashboard includes analytics that let customers perform

"what if" scenarios and services. The neighborhood data dashboard of this solution allows customers to compare attributes of their homes with others in the neighborhood.

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

Data and Analytics
Our Data and Analytics segment supports and enhances our software solutions and is designed to help lenders and servicers make more informed decisions, improve performance, identify and predict risk and generate more qualified leads. We believe, based on our knowledge of the industry and competitors, that we have aggregated one of the largest residential real estate data sets in the United States that is derived from both proprietary and public data sources. Utilizing this data, subject to any applicable use restrictions, and our deep history and understanding of the mortgage market, we have created detailed real estate data solutions that assist in portfolio management, valuations, property records, lead generation and improved risk analysis for all aspects of origination, servicing, default and capital markets/investing. In addition, we deliver data, analytics and software solutions to clients in the real estate, title insurance, MLS and other verticals that rely on property data-centric solutions to make informed decisions and run their businesses.
Our primary data and analytics services are as follows:

•
Property data: A large collection of property information on real estate parcels in the United States. The data is delivered through a variety of distribution mechanisms, including web portals, application programming interfaces, bulk files and through integrations with our proprietary mortgage enterprise software platforms.

•	Title plant software: A software platform that helps title companies navigate a vast collection of data regarding property ownership, legal and vesting.

•	MLS software solution: A software platform that helps regional MLS associations manage their local area property listings. The platform also enables membership management.

•
McDashSM loan data: An extensive repository of mortgage loan performance data, representing the majority of the mortgage loan industry. With advanced data-processing capabilities, customized record layouts and flexible delivery options, it offers current, reliable and high-quality information to meet our clients' needs.

•
AFTSM: Model that forecasts prepayments, default, delinquencies and losses on residential mortgage loans and securities. It allows servicers to enhance their collection strategies through our Dialer OptimizerSM solution, which offers the capability to risk rank the servicing portfolio based on expected loss and borrower payment patterns using a proven analytical model.

We also introduced to the market our Actionable Intelligence Platform ("AIPSM") and our Rapid Analytics Platform ("RAPSM"). AIPSM is a unified framework for delivering actionable intelligence across the loan lifecycle. AIPSM supports origination, servicing and home equity businesses and is designed to address our clients' revenue, efficiency and compliance initiatives. RAPSM is an interactive data science platform that helps companies enhance performance, reduce risk and increase efficiencies by providing a single workspace to source data, execute queries, create advanced analytics and train machine learning models to deliver faster insights. Users of RAPSM have the ability to upload their own data on this platform and join it with Black Knight data.
Our Competitive Strengths
We believe our competitive strengths include the following:

•
Market leadership with comprehensive and integrated solutions. We are a leading provider of comprehensive and integrated solutions. We believe our leadership position is, in part, the result of our unique expertise and insight developed from over 55 years serving the needs of clients in the mortgage loan industry. We have used this insight to develop an integrated and comprehensive suite of proprietary software, data and analytics solutions to automate many of the mission-critical business processes across the entire homeownership lifecycle. These integrated solutions are designed to reduce manual processes, assist in improving organizational compliance and mitigating risk, and to ultimately deliver significant cost savings to our clients.

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

•
Extensive data assets and analytics capabilities. We develop and maintain large, accurate and comprehensive data sets on the mortgage loan and housing industry that we believe are competitively differentiated. Our unique data sets provide a combination of public and proprietary data, and each of our data records features a large number of attributes. Our data scientists utilize our data sets, subject to any applicable use restrictions, and comprehensive analytical capabilities to create highly customized reports, including models of customer behavior for originators and servicers, portfolio analytics for capital markets and government agencies and proprietary market insights for real estate agencies. Our data and analytics capabilities are also embedded into our software solutions and workflow products, providing our clients with integrated and comprehensive solutions.

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

•
Win new clients. We intend to attract new clients by leveraging the value proposition provided by our software and comprehensive solutions offering. In particular, we believe there is a significant opportunity to penetrate the mid-tier mortgage loan originators and servicers market. We believe these institutions can benefit from our proven solutions suite in order to address complex regulatory requirements and compete more effectively in the evolving mortgage loan market. We intend to continue to pursue this channel and benefit from the low incremental cost of adding new clients to our scalable applications and infrastructure.

•
Solution development and innovation. Our long-term vision is to be the industry-leading provider for participants of the mortgage and consumer loan, real estate and capital markets verticals for their platform, data and analytic needs. We intend to enhance what we believe is a leadership position by continuing to innovate our solutions and refine the insight we provide to our clients. We have a strong track record of introducing and developing new solutions that span the homeownership lifecycle, are tailored to specific industry trends and enhance our clients' core operating functions. By working in partnership with key clients, we have been able to develop and market new and advanced solutions to our client base that meet the evolving demands of the mortgage and consumer loan, real estate and capital markets verticals. In addition, we will continue to develop and leverage insights from our large public and proprietary data assets to further improve our client value proposition.

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

Our Clients
We have numerous clients in each category of service that we offer. A significant focus of our marketing efforts is on the top U.S. mortgage loan originators and servicers. We also provide our solutions to a number of other financial institutions, investors, attorneys, trustees and real estate professionals.
The U.S. mortgage loan industry is concentrated among the top 25 institutions, and our most significant and long-term relationships tend to follow the industry landscape. We typically provide an extensive number of solutions to each client. Because of the depth of these relationships, we derive a significant portion of our aggregate revenues from our largest clients.

During the year ended December 31, 2019, Wells Fargo, N.A. accounted for approximately 10% of our consolidated revenues and approximately 12% of our Software Solutions segment revenues. We also had one client that accounted for approximately 13% of our Data and Analytics segment revenues.
During the year ended December 31, 2019, our five largest clients accounted for approximately 31% of our consolidated revenues and approximately 34% of our Software Solutions segment revenues. However, the revenues in each case are spread across a range of services and are subject to multiple, separate contracts. Although the diversity of the services we provide to each of these clients reduces the risk that we would lose all of the revenues associated with any of these clients, a significant deterioration in our relationships with or the loss of any one or more of these clients could have a material effect on our results of operations or financial condition. See Item 1A. Risk Factors of Part I of this Report.
Sales and Marketing
Our sales and marketing efforts are focused on both generating new clients as well as cross-selling our broad service offerings to existing clients.
We have teams of experienced sales personnel with subject matter expertise in particular services and in the needs of the companies in the markets we serve. Marketing activities include direct marketing, print and digital advertising, media relations, video, web-based activities, thought leadership, client meetings and conferences, tradeshow and convention activities and other targeted initiatives.
We engage with existing clients on a regular basis and continually focus on engaging with prospective clients. Given the broad range of solutions we offer, we have significant opportunity to expand our sales to our existing client base through cross-selling efforts. We have established a core team of account managers who cross-sell the full range of our services to existing clients at the top-tier and mid-tier U.S. mortgage loan originators and servicers, as well as a number of other financial institutions, investors and real estate professionals.
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
Competition
A number of the businesses in which we engage are highly competitive. Competitive factors in processing businesses include the quality of the technology-based application or service, application features and functions, ease of delivery and integration, ability of the provider to maintain, enhance and support the applications or services and pricing. We believe that our integrated software solutions and economies of scale in the mortgage loan origination and servicing markets provide us with a competitive advantage in each of these categories. Based on our knowledge of the industry and competitors, we also believe that no single competitor offers the depth and breadth of solutions we are able to offer.
Software Solutions. With respect to our Software Solutions segment, we compete with our clients' internal technology departments and other providers of similar systems, such as Ellie Mae, Inc. and Sagent Lending Technologies. Competitive factors include the quality of the technology-based application or service, application features and functions, ease of delivery and integration, ability of the provider to maintain, enhance and support the applications or services and pricing. We believe that our integrated software solutions and economies of scale in the mortgage loan processing business provide us with a competitive advantage in each of these categories.
Data and Analytics. In our Data and Analytics segment, we primarily compete with CoreLogic, Inc., First American Financial Corporation, in-house capabilities and certain niche providers. We compete based on the breadth and depth of our data, the exclusive nature of some of our key data sets and the capabilities to create highly customized reports. We believe that the quality of the data we offer is distinguished by the broad range of our data sources, including non-public sources, the volume of records we maintain, our ability to integrate our data and analytics with our software solutions and the ability to leverage our market leading position in the mortgage loan origination and servicing industries.
Government Regulations
Various aspects of our businesses are subject to federal and state regulations. Our failure to comply with any applicable laws and regulations could result in restrictions on our ability to provide certain services, as well as the possible imposition of civil fines and criminal penalties.
As a provider of electronic data processing to financial institutions, such as banks and credit unions, we are subject to regulatory oversight and examination by the Federal Financial Institutions Examination Council ("FFIEC"), an interagency body of the Federal Reserve Board ("FRB"), the Consumer Financial Protection Bureau ("CFPB"), the Office of the Comptroller of the Currency ("OCC"), the Federal Deposit Insurance Corporation ("FDIC") and various other federal and state regulatory authorities. We also may be subject to possible review by state agencies that regulate banks in each state in which we conduct our electronic processing activities.
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
The most recent financial crisis resulted in increased scrutiny of all parties involved in the mortgage loan industry by governmental authorities. This scrutiny has included federal and state governmental review of all aspects of the mortgage lending business, including an increased legislative and regulatory focus on consumer protection practices. Future legislative or regulatory changes are difficult to predict and new laws or regulations that may be implemented by the CFPB or other regulatory bodies may require us to change our business practices or cause us to incur increased costs to comply.
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
We remain focused on making strategic investments in information security to protect our clients and our information systems. This includes both capital expenditures and operating expenses on hardware, software, personnel and consulting services. As our primary solutions and services evolve, we apply a comprehensive approach to the mitigation of identified security risks. We have established policies, including those related to information security and cybersecurity, and we employ a broad and diversified set of risk monitoring and risk mitigation techniques. We also participate in industry and governmental initiatives to improve information security for our clients.
Employees
As of December 31, 2019, we had approximately 4,900 employees. None of our workforce is unionized. We have not experienced any work stoppages, and we consider our relations with employees to be good.
Financial Information by Segment
In addition to our two reporting segments, we have a corporate organization that consists primarily of general and administrative expenses that are not included in our segments. For financial information by reporting segment, see Note 21 to the Notes to Consolidated Financial Statements.

Additional Information
Our website address is www.blackknightinc.com. We make available free of charge on or through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission ("SEC"). However, the information found on our website is not part of this or any other report.

Item 1A.	Risk Factors
In addition to the normal risks of business, we are subject to significant risks and uncertainties, including those listed below and others described elsewhere in this Annual Report on Form 10-K. Any of the risks described herein could result in a significant or material adverse effect on our results of operations or financial condition.
If we are unable to protect our information systems against data corruption, cyber-based attacks or network security breaches, or if we are unable to provide adequate security in the electronic transmission of sensitive data, it could have a material adverse effect on us.
We are highly dependent on information technology networks and systems, including the Internet, to securely process, transmit and store electronic information. Security breaches of this infrastructure, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, and the evolving threat landscape can create system disruptions, shutdowns or unauthorized disclosure of confidential information, including non-public personal information, consumer data and proprietary business information. Cyber-based attacks, including those to extort payment in return for the release of sensitive information, are increasing. Unauthorized access, including through use of fraudulent schemes such as "phishing" schemes, could jeopardize the security of information stored in our systems. In addition, malware or viruses could jeopardize the security of information stored or used in a user's computer. If we are unable to prevent or detect such security or privacy breaches, our operations could be disrupted, or we may suffer loss of reputation, financial loss, lawsuits and regulatory-imposed restrictions and penalties because of lost or misappropriated information, including sensitive consumer data, which could have a material adverse effect on our business, financial condition and results of operations. Likewise, our clients are increasingly imposing more stringent contractual obligations on us relating to our information security protections. If we are unable to maintain protections and processes at a level commensurate with that required by our large clients, it could negatively affect our relationships with those clients, increase our operating or litigation costs or subject us to liability under those contractual obligations, which could have a material adverse effect on our business, financial condition and results of operations.
We rely on our top clients for a significant portion of our revenues and profits, which makes us susceptible to the same macro-economic and regulatory factors that affect our clients. If these clients are negatively affected by economic or regulatory conditions or otherwise experience financial hardship or stress, or if we are unable to renew existing agreements or the terms of our relationships with these clients change, it could have a material adverse effect on us.
Our clients are in a consolidated industry and, as a result, a small number of our clients have accounted for a significant portion of our revenues. We expect that a limited number of our clients will continue to represent a significant portion of our revenues for the foreseeable future. The significant portion of our revenues that a limited number of our clients currently represent may increase in the future. During the year ended December 31, 2019, our largest client, Wells Fargo, N.A., or Wells Fargo, accounted for approximately 10% of our consolidated revenues, and our five largest clients accounted for approximately 31% of our consolidated revenues.
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

We typically provide service level commitments under our client contracts, including commitments to provide high-quality technical support services. If we fail to meet these contractual commitments, it may adversely affect our reputation and relationship with our clients or we could face contract terminations, which could have a material adverse effect on us.
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
Our clients and we are subject to various governmental regulations, and a failure to comply with governmental regulations or changes in these regulations, including changes that may result from changes in the political landscape, could result in penalties, restrict or limit our or our clients' operations or make it more burdensome to conduct such operations.
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
As a provider of electronic data processing to financial institutions, such as banks and credit unions, we are subject to regulatory oversight and examination by the FFIEC, the CFPB, the OCC, the FDIC and various other federal and state regulatory authorities. We also may be subject to possible review by state agencies that regulate banks in each state in which we conduct our electronic processing activities.
A portion of our Compass Analytics, LLC ("Compass Analytics") business provides risk management, loan sales (best execution) and general secondary marketing advisory and hedge execution services in concert with licensing Compass Analytics’ mortgage loan valuation and risk management analytics to its clients. Through this business, Compass Analytics may advise clients regarding their best practices, strategic relationships and workflow, but earns no commission or compensation for any trade execution or volume and does not have custody of any client funds or securities. Compass Analytics offers these advisory services to mortgage loan originators and servicers, including mortgage banks, community and commercial banks, credit unions, mortgage loan insurers, government agencies, investors, Federal Home Loan Banks and real estate investment trusts. As a result, Compass Analytics is registered with and regulated by the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended ("Investment Advisers Act"). The failure by us to comply with applicable laws or regulations could result in fines, suspensions of individual employees or other sanctions, any of which could have a negative impact on our business, financial condition and results of operations. Even if an investigation or proceeding did not result in a fine or sanction or the fine or sanction imposed against us or our employees by a regulator were small in monetary amount, the adverse publicity relating to an investigation, proceeding or imposition of these fines or sanctions could harm our reputation and cause us to lose existing clients.
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
There may be consolidation in our end client market, which could reduce the use of our services by our clients.
Consolidations among existing or potential clients could reduce the number of our clients and potential clients. If our clients merge with, are acquired by or sell their servicing portfolios to other entities that are not our clients, or that use fewer of our services, they may discontinue or reduce their use of our services. In addition, if potential clients merge, our ability to increase our client base may be adversely affected and the ability of our clients to exert pressure on our pricing may increase. Any of these developments could have a material adverse effect on our business, financial condition and results of operations.
Regulatory developments with respect to use of consumer data and public records could have a material adverse effect on us.
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
Participants in the mortgage loan industry are subject to efforts by the government to regulate the mortgage loan industry or address the mortgage loan market and current economic environment.
The mortgage loan industry is heavily regulated and continues to be subject to review by governmental authorities. Inquiries may include federal and state governmental review of all aspects of the mortgage lending business. Such efforts may include actions to address the housing market and the economy in general and to maintain rigorous mortgage loan servicing standards.
Additional state and federal government actions directed at housing and the mortgage loan industry may occur and could have a material adverse effect on our business, financial condition and results of operations.
Our clients' relationships with government-sponsored enterprises ("GSEs") are subject to change.
Our clients have significant relationships with Fannie Mae and Freddie Mac, which are GSEs tasked with working with financial institutions to provide liquidity to the mortgage loan market. The GSEs do this by purchasing loans from the lenders either for cash or in exchange for mortgage-backed securities that are backed by those loans and that, for a fee, carry the GSEs' guarantee of timely payment of interest and principal to investors of those mortgage-backed securities. Because our clients service the loans owned by GSEs, we provide solutions and services for many of those loans. As a result of these relationships, GSEs have been able to implement changes to our pricing structure on certain products and services we provide. GSEs or other governmental agencies may be able to exert similar pressure on the pricing of our solutions and services in the future, which could have a material adverse effect on our business, financial condition and results of operations.

If we fail to adapt our solutions to technological changes or evolving industry standards and regulations, or if our ongoing efforts to upgrade, modernize or innovate our technology are not successful, we may not be able to achieve our growth strategies and we could lose clients and have difficulty attracting new clients for our solutions.
The markets for our solutions are characterized by constant technological changes, frequent introductions of new products and services and evolving industry standards and regulations. Our growth strategies and future success will be significantly affected by our ability to successfully enhance our current solutions, and to develop and introduce new solutions and services that address the increasingly sophisticated needs of our clients and their customers. These initiatives carry the risks associated with any new product or service development effort, including cost overruns, delays in delivery and performance issues. There can be no assurance that we will be successful in developing, marketing and selling new solutions and services that meet these changing demands, that we will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these solutions and services or that our new solutions and services and their enhancements will adequately meet the demands of the marketplace and achieve market acceptance. If our efforts are unsuccessful, it could have a material adverse effect on our business, financial condition and results of operations.
We operate in a competitive business environment and, if we are unable to compete effectively, it could have a material adverse effect on us.
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
Further, because many of our larger existing or potential clients have historically developed their key processing applications in-house, and therefore, view their system requirements from a make-versus-buy perspective, we often compete against our existing or potential clients' in-house capabilities. As a result, gaining new clients in our servicing and origination software businesses can be difficult. For banks and other potential clients, switching from an internally designed system to an outside vendor, or from one vendor of servicing and origination software services to a new vendor, is a significant undertaking. These potential clients worry about possible disadvantages such as loss of custom functionality, increased costs and business disruption. As a result, these potential clients often resist change. There can be no assurance that our strategies for overcoming potential clients' reluctance to change will be successful, and if we are unsuccessful, it could have a material adverse effect on our business, financial condition and results of operations.
To the extent the availability of free or relatively inexpensive information increases, the demand for some of our data and information solutions may decrease.
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
We rely upon proprietary technology and information rights, and if we are unable to protect our rights, it could have a material adverse effect on us.
Our success depends, in part, upon our intellectual property rights. We rely primarily on a combination of patents, copyrights, trade secrets, trademark laws, nondisclosure and other contractual restrictions on copying, distribution and creation of derivative products to protect our proprietary technology and information. This protection is limited, and our intellectual property could be used by others without our consent. In addition, patents may not be issued with respect to our pending or future patent applications, and our patents may not be upheld as valid or may not prevent the development of competitive products. Any infringement, disclosure, loss, invalidity of or failure to protect our intellectual property could have a material adverse effect on our business, financial condition and results of operations. Moreover, litigation may be necessary to enforce or protect our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could be time-consuming, result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations.

If our applications, solutions, including those that contain "open source" software, or services are found to infringe the proprietary rights of others or fail to comply with the terms of one or more of these open source licenses, we may be required to change our business practices and may also become subject to significant costs and monetary penalties.
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
If we are unable to successfully consummate acquisitions or experience delays in integrating acquisitions, it could have a material adverse effect on us.
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
We rely upon third parties for various business process and technology-related products and services, including cloud-based providers. Although we have contractual provisions with our providers that specify performance requirements, we do not ultimately control their performance, which may make our operations vulnerable to their performance failures. In addition, our failure to adequately monitor and regulate the performance of our third-party vendors could subject us to additional risk. Reliance on third parties also makes us vulnerable to changes in our vendors' businesses, financial condition and other matters outside of our control, including their violations of laws or regulations, which could increase our exposure to liability or otherwise increase the costs associated with the operation of our business. If for any reason our relationship with any of these third parties, including cloud-based providers, were to end unexpectedly, it could require a significant amount of cost and time to transition to new third-party service providers. The failure of our providers to perform as expected or as contractually required could result in significant disruptions and costs to our operations and to the services we provide to our clients, or could result in loss of revenues, which could have a material adverse effect on our business, financial condition and results of operations.
We depend on our ability to access data from external sources to maintain and grow our businesses. If we are unable to access needed data from these sources or if the prices charged for these services increase, the quality, pricing and availability of our solutions may be adversely affected.
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
Our international third-party service providers and our own international operations subject us to additional risks.
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
We have substantial investments in recorded goodwill and other intangible assets, and an extended economic downturn or troubled mortgage market could cause these investments to become impaired.
Goodwill was $2.4 billion, or approximately 60% of our total assets, as of December 31, 2019. Other intangible assets, net were $150.0 million, or approximately 4% of our total assets. Goodwill and other indefinite-lived intangible assets are assessed for impairment at least annually or whenever changes in circumstances indicate that the carrying amount may not be recoverable. Intangible assets with finite useful lives are assessed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Factors that may indicate the carrying value of our intangible assets, including goodwill, may not be recoverable include, but are not limited to, significant underperformance relative to historical or projected future results of operations, a significant decline in our stock price and market capitalization, and negative industry or economic trends. However, if there is an extended economic downturn in the future, the carrying amount of our goodwill or other intangible assets may no longer be recoverable, and we may be required to record an impairment charge, which could have a material adverse effect on our results of operations.
Our investment in D&B may expose us to certain risks, which could have a material adverse effect on our financial condition and results of operations.
On February 8, 2019, an investment consortium completed the acquisition of D&B. We invested $375.0 million as part of this transaction. On July 1, 2019, we invested an additional $17.6 million. Refer to Note 4 to the Notes to Consolidated Financial Statements for additional information.

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
D&B has undertaken a strategic and operational review of their business to help them find ways to accelerate value realization, including certain cost saving initiatives. Based on this review, D&B continues to undertake certain strategic and cost saving initiatives, which they believe will help them to achieve this goal. They cannot guarantee they will be able to successfully implement these strategic or cost saving initiatives. Furthermore, they may be unable to achieve, or may be delayed in achieving, some or all of the benefits from such initiatives. Additionally, even if they achieve these goals, they may not receive the expected benefits of the initiatives, or the costs of implementing these initiatives could exceed the related benefits. If they are unable to successfully implement these initiatives, if these initiatives are not as successful as planned or if they do not receive the expected benefits of these initiatives, they may not be able to meet their value realization expectations, which may result in us not realizing our expected return on investment, or a negative return on investment.
Our investment is accounted for under the equity method of accounting, through which we record our proportionate share of their net earnings or loss in our consolidated financial statements. Equity-method investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. If our equity-method investment is not recoverable, we may be required to record an impairment charge, which could have a material adverse effect on our financial condition and results of operations.
We may experience system failures or service interruptions that could harm our business and reputation and expose us to potential liability.
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
Any one or more of the foregoing occurrences could have a material adverse effect on our business, financial condition and results of operations. Although we attempt to limit our potential liability through disclaimers and limitation-of-liability provisions in our client agreements, we cannot be certain that these measures will be successful in limiting our liability.
We may experience delays or difficulty in developing or implementing new, enhanced or existing software, data or hosting solutions, which may negatively affect our relationships with existing and potential clients, reduce or delay the generation of revenues or increase development and implementation costs.
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
In addition, as a significant focus of our sales efforts is on the top U.S. mortgage loan originators and servicers, larger clients may demand more complex integration, implementation services and features, which may result in implementations that take longer than we forecast or delays in these clients using our solutions. Furthermore, if implementations take longer than planned or these clients delay their use of our solutions, we may be required to delay revenue recognition on some of these transactions until the technical or implementation requirements have been met, and we may not generate revenues from these clients as quickly as we had forecast.
Because our revenues from clients in the mortgage lending industry are affected by the strength of the economy and the housing market generally, including the volume of real estate transactions, a change in any of these conditions could have a material adverse effect on us.
Our revenues are primarily generated from software and hosting solutions, professional services and data solutions we provide to the mortgage loan industry and, as a result, a weak economy or housing market may have a material adverse effect on our business, financial condition and results of operations. The volume of mortgage loan origination and residential real estate transactions is highly variable and reductions in these transaction volumes could have a direct effect on the revenues we generate from our software solutions business and some of our data and analytics businesses.
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
A weaker economy and housing market tend to increase the volume of consumer mortgage loan defaults, which can increase revenues from our applications focused on supporting default management functions. However, government regulation of the mortgage loan industry in general, and the default and foreclosure process in particular, has greatly slowed the processing of defaulted mortgage loans and has changed the way many of our clients address mortgage loans in default. A downturn in the origination market and a concurrent slowdown or change in the way mortgage loans in default are addressed could have a material adverse effect on our business, financial condition and results of operations.
Our indebtedness could have a negative effect on our financing options and liquidity position, and certain of our financing arrangements subject us to various restrictions that could limit our operating flexibility.
As of December 31, 2019, we had approximately $1.5 billion of total debt outstanding.
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

•
exposing us to the risk of increased interest rates as $1.5 billion in principal amount of our debt bears interest at a floating rate as of December 31, 2019 (an increase of one percentage point in the applicable interest rate could cause an increase in interest expense of approximately $15.1 million on an annual basis ($5.6 million including the effect of our current interest rate swaps) based on the principal outstanding as of December 31, 2019, which may make it more difficult for us to service our debt);

•
exposing us to costs and risks associated with agreements limiting our exposure to higher interest rates, as such agreements may not offer complete protection from these risks, and subjecting us to the risk that one or more of the counterparties to these agreements may fail to satisfy their obligations under such agreements;

•
causing a competitive disadvantage if we have higher levels of debt than our competitors by reducing our flexibility in responding to changing business and economic conditions, including increased competition; and

•
imposing operating and financial restrictions on our activities, including compliance with, or maintenance of, certain financial tests and ratios, including a minimum interest coverage ratio and maximum leverage ratio, and limit or prohibit our ability to, among other things, take advantage of financing, mergers and acquisitions and other corporate opportunities.

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
We may be adversely affected by changes in LIBOR reporting practices or the pending replacement of LIBOR with an alternative reference rate.
In July 2017, the Financial Conduct Authority (“FCA”) stated they will plan for a phase out of regulatory oversight of LIBOR interest rate indices after 2021 to allow for an orderly transition to an alternate reference rate. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents the best alternative to LIBOR for derivatives and other financial contracts that are currently indexed to LIBOR. The ARRC has proposed a market transition plan to SOFR from LIBOR. It is not possible to predict the further effect of the rules or policies of the FCA, any changes in the methods by which LIBOR is determined or any other reforms to LIBOR that may be enacted. Any other legal or regulatory changes in the method by which LIBOR is determined or the transition from LIBOR to SOFR may result in a sudden or prolonged increase or decrease in LIBOR, a delay in the publication of LIBOR and changes in the rules or methodologies of LIBOR, which may discourage market participants from continuing to administer or to participate in LIBOR’s determination, and, in certain situations, could result in LIBOR no longer being determined and published. The market transition away from LIBOR towards SOFR is expected to be complicated. There can be no guarantee that SOFR will become a widely accepted benchmark in place of LIBOR. Borrowings under our 2018 Facilities (defined in Note 12 to the Notes to Consolidated Financial Statements), as hedged by our interest rate swaps, are indexed to LIBOR. Any disruption in the financial markets related to the transition from LIBOR could have a material effect on our financial condition or results of operations.
Our policies and procedures, including those related to cybersecurity, may prove inadequate for the risks we face.
We have devoted significant resources to develop our policies and procedures and expect to continue to do so in the future. Nonetheless, our strategies may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk, including risks that are unidentified or unanticipated. If our solutions change and as the markets in which we operate evolve, our strategies may not always adapt to such changes. Some of our methods of managing risk are based upon our use of observed historical market behavior and management's judgment. Other of our methods of managing risk depend on the evaluation of information regarding markets, customers, catastrophe occurrence or other matters that are publicly available or otherwise accessible to us. This information may not always be accurate, complete, up-to-date or properly evaluated. As a result, these methods may not predict future risk exposures, which could be significantly greater than the historical measures or available information indicate. In addition, management of operational, legal and regulatory risks requires, among other things, policies and procedures to record and verify large numbers of transactions and events, which may not be fully effective. While we employ a broad and diversified set of risk monitoring and risk mitigation techniques, those techniques and the judgments that accompany their application cannot anticipate every economic and financial outcome or the timing of such outcomes. If our efforts are ineffective, we could suffer losses that could have a material adverse effect on our business, financial condition and results of operations. In addition, we could be subject to litigation, particularly from our clients, and sanctions or fines from regulators.
Certain executive officers and members of our Board of Directors have or will have interests and positions that could present potential conflicts.
Certain executive officers and members of our Board of Directors serve on the Board of Directors of other entities or are employed by other entities, including FNF and D&B. Refer to Note 6 to the Notes to Consolidated Financial Statements for more information related to our related party relationships and transactions.
As a result of the foregoing, there may be circumstances where certain executive officers and directors may be subject to conflicts of interest with respect to, among other things: (i) our ongoing relationships with FNF or D&B; (ii) the quality, pricing and other terms associated with services that we provide to FNF or D&B, or that they provide to us; (iii) business opportunities arising for any of us, FNF or D&B; and (iv) conflicts of time with respect to matters potentially or actually involving or affecting us.

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
Our senior leadership team is critical to our continued success, and the loss of such personnel could have a material adverse effect on us.
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
We may fail to attract and retain enough qualified employees to support our technology and operations, which could have an adverse effect on our ability to expand our business and service our clients.
Our business relies on large numbers of skilled employees, and our success depends on our ability to attract, train and retain a sufficient number of qualified employees. If our attrition rate increases, our operating efficiency and productivity may decrease. We compete for employees not only with other companies in our industry but also with companies in other industries, such as software services, engineering services and financial services companies, and there is a limited pool of employees who have the skills and training needed to do our work. If our business continues to grow, the number of people we will need to hire may increase. We will also need to increase our hiring if we are not able to maintain our attrition rate through our current recruiting and retention policies. Increased competition for employees could have a material adverse effect on our ability to expand our business and service our clients, as well as cause us to incur greater personnel expenses and training costs.
Current and future litigation, investigations or other actions against us could be costly and time consuming to defend.
We are from time to time subject to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our clients in connection with commercial disputes and employment claims made by our current or former employees.
On November 5, 2019, Black Knight Servicing Technologies, LLC (“BKST”), a wholly-owned indirect subsidiary of Black Knight, filed a Complaint and Demand for Jury Trial (the “Black Knight Complaint”) against PennyMac Loan Services, LLC (“PennyMac”). Shortly after the filing of the Black Knight Complaint, on November 6, 2019, PennyMac filed an Antitrust Complaint (the “PennyMac Complaint”) against Black Knight. Refer to Note 14 to the Notes to Consolidated Financial Statements for more information related to the PennyMac litigation matter.
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
There can be no assurance that we will not incur additional material costs and expenses in connection with any potential future investigations or claims, including but not limited to fines or penalties and legal costs, or be subject to other remedies, any of which could have a material adverse effect on our business, financial condition and results of operations. Insurance may not cover or be sufficient for such investigations and claims and may not continue to be available on terms acceptable to us. An investigation or claim brought against us that is uninsured or underinsured could result in unanticipated costs, management distraction or reputational harm, which could have a material adverse effect on our business, financial condition and results of operations.
We are restricted from pursuing potential business opportunities under the non-competition agreement.
In connection with the Distribution, we entered into a non-competition agreement with FNF pursuant to which we agreed to certain restrictions on the scope of the business that we may conduct for the 10-year period following the Distribution, including that we are prohibited from (i) engaging in title generation/escrow services, appraisal or default and field services work (other than technology solutions for such settlement services) without the prior written consent of FNF (subject to an exception allowing us to acquire a business engaged in such restricted services if at least 90% of such business’ revenues is contributed by activities other than such restricted services) and (ii) engaging in certain transactions, such as a merger, sale of assets or sale of greater than 5% of its equity interests, with a buyer that derives 10% or more of its revenues from such restricted services. Although we do not presently engage in any of these restricted services and our current business is not restricted, as a result of these restrictions, we may have to forgo certain transactions that might have otherwise been advantageous in compliance with our obligations under the non-competition agreement.
In particular, the restriction on engaging in a merger, sale of assets or sale of greater than 5% of its equity interests with a buyer that derives 10% or more of its revenues from restricted services may discourage a third party engaged in such restricted services from pursuing such a transaction with us during the 10-year period following the Distribution.
Our charter and bylaws and provisions of Delaware law may discourage or prevent strategic transactions, including a takeover of our company, even if such a transaction would be beneficial to our shareholders.
Provisions contained in our charter and bylaws and provisions of the Delaware General Corporation Law ("DGCL") could delay or prevent us from entering into a strategic transaction with a third party, as applicable, even if such a transaction would benefit our shareholders. For example, our charter and bylaws:

•
authorize the issuance of "blank check" preferred stock that could be issued by us upon approval of our Board of Directors to increase the number of outstanding shares of capital stock, making a takeover more difficult and expensive;

•
provide that directors elected prior to 2020 may be removed from office only for cause and that any vacancy on our Board of Directors may only be filled by a majority of our directors then in office, which may make it difficult for other shareholders to reconstitute our Board of Directors;

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
The market price of our common stock may be volatile, and you may lose all or part of your investment.
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
Our corporate headquarters is located in Jacksonville, Florida in an office building that we own. In addition, we own or lease other office space, data centers and other facilities in the United States and India.

Item 3.	Legal Proceedings
For a description of our legal proceedings, see Note 14 to the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report, which is incorporated by reference into this Part I, Item 3.

Item 4.	Mine Safety Disclosure
Not applicable.
PART II

Item 5.	Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Shares of our common stock are listed on the New York Stock Exchange ("NYSE") and trade under the symbol "BKI".
On January 31, 2020, the closing price of our common stock on the NYSE was $66.92 per share. We had 6,188 holders of record of our common stock. The actual number of shareholders is greater than this number of record holders, and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
There were no unregistered sales of equity securities during the years ended December 31, 2019, 2018 and 2017.
Within 120 days after the close of our fiscal year, we intend to file with the SEC a definitive proxy statement pursuant to Regulation 14A of the Exchange Act, which will include information concerning securities authorized for issuance under our equity compensation plans and other matters required by Items 10 through 14 of Part III of this Report.

Share Repurchase Program
On January 31, 2017, our Board of Directors authorized a three-year share repurchase program, under which we could repurchase up to 10 million shares of BKFS Class A common stock through February 2, 2020, through open market purchases, negotiated transactions or other means, in accordance with applicable securities laws and other restrictions. In connection with the Distribution, our Board of Directors approved a share repurchase program authorizing the repurchase of shares of BKI common stock consistent with the previous BKFS share repurchase program.
There were no share repurchases during the fourth quarter of 2019. For the year ended December 31, 2019, a summary of share repurchases under our share repurchase program is as follows (in millions, except per share amounts):

Year	Total number of shares repurchased	Aggregate purchase price	Average price paid per share	Shares remaining under repurchase authorization as of December 31,

2019	0.2	$11.9	$57.94	3.6
On February 12, 2020, our Board of Directors approved a three-year share repurchase program authorizing us to repurchase up to 10 million shares of our outstanding common stock through February 12, 2023, through open market purchases, negotiated transactions or other means, in accordance with applicable securities laws and other restrictions.

Performance Graph
The following graph shows a comparison of the cumulative total return for our common stock from May 20, 2015 (the date BKFS Class A common stock commenced trading on the NYSE) through December 31, 2019, and the S&P 500 Index and the S&P North American Technology Sector Index from May 20, 2015 through December 31, 2019. The data for the S&P 500 Index and the S&P North American Technology Sector Index assumes reinvestment of dividends. The graph assumes an initial investment of $100, and the cumulative returns are based on the market price as of each year-end. Note that historic stock price performance is not necessarily indicative of future stock price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN
Among Black Knight, the S&P 500 Index
and the S&P North American Technology Sector Index
$250
$200
$150
$100
$50
05/20/15
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
Black Knight
S&P 500
S&P North American Technology Sector

*$100 invested on May 20, 2015 in Black Knight or each respective index, including reinvestment of dividends.
Copyright© 2020 Standard & Poor's, a division of S&P Global. All rights reserved.

		December 31,
	Initial	2015	2016	2017	2018	2019
Black Knight	$100.00	$121.95	$139.43	$162.86	$166.21	$237.85
S&P 500 Index	$100.00	$97.41	$109.06	$132.87	$127.05	$167.05
S&P North American Technology Sector Index	$100.00	$102.61	$114.97	$156.64	$159.58	$225.49

Item 6.	Selected Financial Data
The information set forth below should be read in conjunction with the Consolidated Financial Statements, Notes to Consolidated Financial Statements, Management's Discussion and Analysis of Financial Condition and Results of Operations and other information included elsewhere in this Annual Report on Form 10-K.
Realignment of Property Insight
Effective January 1, 2017, Property Insight, LLC ("Property Insight") realigned its commercial relationship with FNF. In connection with the realignment, Property Insight employees responsible for title plant posting and maintenance were transferred to FNF. Under the new commercial arrangement, we continue to own the title plant technology and retain sales responsibility for third parties, other than FNF. As a result of the realignment, we no longer recognize revenues or expenses related to title plant posting and maintenance, but charge FNF a license fee for use of the technology to access and maintain the title plant data. Had the realignment taken place on January 1, 2016, our 2016 revenues and expenses would have been lower by approximately $30 million with essentially no effect to operating income. This transaction did not result in any gain or loss.

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
As a result of the Distribution and related transactions, our Consolidated Statements of Earnings and Comprehensive Earnings reflect an effective tax rate more closely aligned with other C-corporations in the U.S. and no longer reflect net earnings attributable to noncontrolling interests.
Selected Historical Consolidated and Combined Financial Data of Black Knight
The Consolidated Statements of Earnings data for the years ended December 31, 2019, 2018 and 2017 and the Consolidated Balance Sheets data as of December 31, 2019 and 2018 are derived from the audited Consolidated Financial Statements of Black Knight included in this Annual Report on Form 10-K. The Consolidated Statements of Earnings data for the years ended December 31, 2016 and 2015 and the Consolidated Balance Sheets data as of December 31, 2017, 2016 and 2015 are derived from the audited Consolidated Financial Statements of Black Knight and BKFS not included or incorporated by reference into this Annual Report on Form 10-K.

	Year ended December 31,
	2019	2018	2017	2016	2015

	(In millions, except per share data)
Statements of Earnings Data:
Revenues	$1,177.2	$1,114.0	$1,051.6	$1,026.0	$930.7
Expenses:
Operating expenses	646.0	625.4	569.5	582.6	538.2
Depreciation and amortization	236.2	217.0	206.5	208.3	194.3
Transition and integration costs	5.4	6.6	13.1	2.3	8.0
Total expenses	887.6	849.0	789.1	793.2	740.5
Operating income	289.6	265.0	262.5	232.8	190.2
Other income and expense:
Interest expense, net	(63.5)	(51.7)	(57.5)	(67.6)	(89.8)
Other expense, net	(1.4)	(7.1)	(12.6)	(6.4)	(4.6)
Total other expense, net	(64.9)	(58.8)	(70.1)	(74.0)	(94.4)
Earnings before income taxes and equity in losses of unconsolidated affiliates	224.7	206.2	192.4	158.8	95.8
Income tax expense (benefit)	41.9	37.7	(61.8)	25.8	13.4
Earnings before equity in losses of unconsolidated affiliates	182.8	168.5	254.2	133.0	82.4
Equity in losses of unconsolidated affiliates, net of tax	(74.0)	—	—	—	—
Net earnings	108.8	168.5	254.2	133.0	82.4
Less: Net earnings attributable to noncontrolling interests	—	—	71.9	87.2	62.4
Net earnings attributable to Black Knight	$108.8	$168.5	$182.3	$45.8	$20.0

					May 26, 2015 through December 31, 2015
	Year ended December 31,
	2019	2018	2017	2016
Net earnings per share attributable to Black Knight common shareholders:
Basic	$0.74	$1.14	$2.06	$0.69	$0.31
Diluted	$0.73	$1.14	$1.47	$0.67	$0.29
Weighted average shares of common stock outstanding:
Basic	147.7	147.6	88.7	65.9	64.4
Diluted	148.6	148.2	152.4	67.9	67.9

	December 31,
	2019	2018	2017	2016	2015
	(In millions)
Balance Sheets Data:
Cash and cash equivalents	$15.4	$20.3	$16.2	$133.9	$186.0
Total assets	$3,962.8	$3,653.4	$3,655.9	$3,762.0	$3,703.7
Total debt (current and long-term)	$1,544.2	$1,336.7	$1,434.1	$1,570.2	$1,661.5

Selected Quarterly Financial Data of Black Knight (Unaudited)
Selected quarterly financial data is as follows:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,

	(In millions, except per share data)
2019
Revenues	$283.1	$294.9	$299.1	$300.1
Earnings before income taxes and equity in losses of unconsolidated affiliates	$50.0	$59.8	$58.6	$56.3
Earnings before equity in losses of unconsolidated affiliates	$39.3	$45.3	$49.2	$49.0
Net earnings	$26.0	$32.6	$37.3	$12.9
Basic earnings per share	$0.18	$0.22	$0.25	$0.09
Diluted earnings per share	$0.18	$0.22	$0.25	$0.09
2018
Revenues	$270.3	$276.6	$281.7	$285.4
Earnings before income taxes	$55.2	$47.1	$53.8	$50.1
Net earnings	$42.7	$40.0	$43.0	$42.8
Basic earnings per share	$0.29	$0.27	$0.29	$0.29
Diluted earnings per share	$0.29	$0.27	$0.29	$0.29

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The statements in the discussion and analysis regarding industry outlook, our expectations regarding the performance of our business, our liquidity and capital resources and the other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in "Risk Factors" and "Statement Regarding Forward-Looking Information." Our actual results may differ materially from those contained in or implied by the forward-looking statements. You should read the following discussion together with the sections entitled "Risk Factors," "Selected Historical Financial Data," "Liquidity and Capital Resources" and the consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K.
Except as otherwise indicated or unless the context otherwise requires, all references to "Black Knight," the "Company," "we," "us" or "our" (1) prior to the Distribution (as defined in Note 1 to the Notes to Consolidated Financial Statements), are to Black Knight Financial Services, Inc., a Delaware corporation, and its subsidiaries ("BKFS") and (2) after the Distribution, are to Black Knight, Inc., a Delaware corporation, and its subsidiaries ("BKI").
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
We have market-leading software solutions combined with comprehensive real estate data and extensive analytic capabilities. Our solutions are utilized by U.S. mortgage loan originators and servicers, as well as other financial institutions, investors and real estate professionals, to support mortgage lending and servicing operations, analyze portfolios and properties, operate more efficiently, meet regulatory compliance requirements and mitigate risk.
We believe the breadth and depth of our comprehensive end-to-end, integrated solutions and the insight we provide to our clients differentiate us from other software providers and position us particularly well for evolving opportunities. We have served the mortgage loan and real estate industries for over 55 years and utilize this experience to design and develop solutions that fit our clients' ever-evolving needs. Our proprietary software solutions and data and analytics capabilities reduce manual processes, improve compliance and quality, mitigate risk and deliver significant cost savings to our clients. Our scale allows us to continually and cost-effectively invest in our business in order to meet industry requirements and maintain our position as an industry-standard platform for mortgage loan market participants.

The table below summarizes the number of active first and second lien mortgage loans on our mortgage loan servicing software solution and the related market data, reflecting our leadership in the mortgage loan servicing software solutions market (in millions):

	First lien				Second lien				Total first and second lien
	2019		2018		2019		2018		2019	2018
Active loans	31.2		32.1		2.7		2.5		33.9	34.6
Market size	53.0	(1)	51.8	(1)	13.4	(2)	13.4	(2)	66.4	65.2
Market share	59%		62%		20%		19%		51%	53%
_______________________________________________________

(1)	According to the Black Knight Mortgage Monitor Reports as of December 31, 2019 and 2018 for U.S. first lien mortgage loans.

(2)	According to the December 2019 and October 2018 Equifax National Consumer Credit Trends Reports as of September 30, 2019 and 2018, respectively, for U.S. second lien mortgage loans.
Our business is organized into two segments:

•	Software Solutions - offers software and hosting solutions that support loan servicing, loan origination and settlement services.

•
Data and Analytics - offers data and analytics solutions to the mortgage loan, real estate and capital markets verticals. These solutions include property ownership data, lien data, servicing data, automated valuation models, collateral risk scores, behavioral models, a multiple listing service solution and other data solutions.

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
Recent Developments
Investments in Unconsolidated Affiliates
On February 8, 2019, we completed our investment in D&B of $375.0 million through our investment in Star Parent, the indirect parent of D&B (the "February 2019 D&B Investment") for an economic ownership interest of approximately 18.1%. This investment was funded by a borrowing on our revolving credit facility. On July 1, 2019, we invested an additional $17.6 million in Star Parent (together with the February 2019 D&B Investment, collectively, the “D&B Investment”) in exchange for our pro-rata share of additional limited partner interests issued by Star Parent related to D&B's acquisition of Lattice Engines, Inc.
Our Net earnings for the year ended December 31, 2019 include our equity in losses of Star Parent for the period from February 8, 2019 to December 31, 2019. The audited consolidated financial statements of Star Parent and its subsidiaries are expected to be filed as an amendment to this Annual Report on Form 10-K within 90 days after December 31, 2019. Refer to Note 4 to the Notes to Consolidated Financial Statements for additional information related to our D&B Investment.
Acquisitions
2019 Acquisition
On September 13, 2019, we completed the acquisition of Compass Analytics, LLC ("Compass Analytics"), a financial technology provider of advanced pricing and valuation solutions to support loan officers and capital market professionals. The acquisition expands our footprint in capital markets, adds mortgage loan servicing rights valuation capabilities to our solutions and establishes end-to-end connectivity and pricing between originators and mortgage loan investors. Total consideration, net of cash received, was $61.8 million for 100% of the equity interests in Compass Analytics.
2018 Acquisitions
On May 31, 2018, we completed our acquisition of HeavyWater, Inc. ("HeavyWater"), a provider of artificial intelligence and machine learning to the financial services industry. HeavyWater's artificial intelligence virtual assistant ("AIVASM") solution is being integrated into our premier solutions and allows clients to deploy artificial intelligence and machine learning within other parts of their organizations to help enhance efficiency, effectiveness and accuracy.
On November 6, 2018, we completed the acquisition of Ernst Publishing Co., LLC and two related entities (collectively, "Ernst"), a provider of technology and closing cost data for the real estate and mortgage loan industries. Ernst's capabilities are being integrated into our premier suite of origination solutions and augment our existing fee engine to create a unified access point for all fee-related needs.

Refer to Note 3 to the Notes to Consolidated Financial Statements for additional information related to our acquisitions.
Business Trends and Conditions
General
The U.S. mortgage loan market is large, and the loan lifecycle is complex and consists of several stages. The mortgage loan lifecycle includes origination, servicing and default. Mortgage loans are originated to finance home purchases or refinance existing mortgage loans. Once a mortgage loan is originated, it is serviced on a periodic basis by mortgage loan servicers, which may not be the lenders that originated the mortgage loan. Furthermore, if a mortgage loan experiences default, it triggers a set of multifaceted processes with an assortment of potential outcomes depending on a mix of variables.
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
Market Trends
Market trends that have spurred lenders and servicers to seek software solutions are as follows:
Growing role of technology in the U.S. mortgage industry. Banks and other lenders and servicers have become increasingly focused on automation and workflow management to operate more efficiently and meet their regulatory requirements as well as using technology to enhance the consumer experience during the mortgage loan origination and closing process. We believe technology providers must be able to support the complexity of the market, display extensive industry knowledge and possess the financial resources to make the necessary investments in technology to support lenders. This includes an enhanced digital experience along with the application of artificial intelligence, robotic process automation and adaptive learning.
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
Increased demand for enhanced transparency and analytical insight. As U.S. mortgage market participants work to minimize the risk in lending, servicing and capital markets, they rely on the integration of data and analytics with solutions that enhance the decision-making process. These industry participants rely on large, comprehensive third-party databases coupled with enhanced analytics to achieve these goals.
Regulatory oversight. Most U.S. mortgage loan market participants are subject to a high level of regulatory oversight and regulatory requirements as federal and state governments have enacted various new laws, rules and regulations. It is our experience that mortgage lenders have become more focused on minimizing the risk of non-compliance with regulatory requirements and are looking toward solutions that assist them in complying with their regulatory requirements. In addition, high-profile data security incidents have resulted in an increased focus on data security by our clients and our clients' regulators. We expect the industry focus on privacy and data security to continue to increase.
Mortgage Loan Market
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
Finally, our data and analytics business is predominantly based on longer-term strategic data licenses, other data licenses and subscription-based revenues. Our data and analytics business has some exposure to origination volumes where we provide data related to title insurance and other settlement service activities.

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
The CFPB has issued guidance that applies to "supervised service providers," which the CFPB has defined to include service providers, like us, to CFPB-supervised banks and non-banks. In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act") contains the Mortgage Reform and Anti-Predatory Lending Act that imposes additional requirements on lenders and servicers of residential mortgage loans. Future legislative or regulatory changes are difficult to predict, and new laws or regulations that may be implemented by the CFPB or other regulatory bodies may require us to change our business practices or incur increased costs to comply.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations is based upon audited consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The preparation of these consolidated financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosures with respect to contingent liabilities and assets at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. On an ongoing basis, we evaluate our estimates including those related to revenue recognition, goodwill and other intangible assets and computer software. These judgments are based on our historical experience, terms of our existing contracts, our evaluation of trends in the industry, information provided by our clients and information available from outside sources as appropriate. Our actual results may differ from those estimates. See Note 2 to the Notes to Consolidated Financial Statements for additional description of the significant accounting policies that have been followed in preparing our consolidated financial statements.
The accounting policies described below are those we consider to be the most critical to an understanding of our financial condition and results of operations and that require the most complex and subjective management judgment.
Revenue Recognition
We recognize revenues in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers ("ASC 606"). At times, revenue recognition requires significant judgment, especially for our complex arrangements that include multiple performance obligations, or deliverables, such as arrangements that include the implementation of several software solutions over a period of time as well as post-implementation subscription fees and support for those solutions. The amount of revenues we recognize in a particular period depends on the value we allocate to the products and services delivered during that period. Changes to these estimates could materially affect the amount of revenues reflected in our consolidated results of operations.
Our critical accounting estimates for revenue recognition relate to (i) identifying performance obligations within the arrangement, including whether those obligations are distinct or should be combined; (ii) determining the standalone selling price ("SSP") for each performance obligation; and (iii) determining the effect of contract modifications.
Delivery of our primary software solutions is often considered a distinct performance obligation; however, certain agreements that include complex, proprietary implementation-related professional services require judgment to determine if the software solution and related implementation professional services should be combined into one performance obligation.
The SSP for many of our solutions and services is based on observable selling prices. However, when observable selling prices are not available, judgment and analysis is required to establish an estimated SSP through consideration of all reasonably available information, including market conditions, demands, trends, our specific factors and information about the client or class of client. The adjusted market approach is generally used when observable inputs are not available or limited.
Contract modifications require judgment to determine if the modification should be accounted for as (i) a separate contract, (ii) the termination of the original contract and creation of a new contract or (iii) a cumulative catch-up adjustment to the original contract. When evaluating contract modifications, we must identify the performance obligations of the modified contract and determine both the allocation of revenues to the remaining performance obligations and the period of recognition for each identified performance obligation.
Computer Software
Computer software includes the fair value of software acquired in business combinations, purchased software and capitalized software development costs. As of December 31, 2019, Computer software, net of accumulated amortization, was $406.0 million.

Software acquired in business combinations is recorded at fair value and amortized using the straight-line method over the estimated useful life. Purchased software is recorded at cost and amortized using the straight-line method over its estimated useful life.
Internal development costs are accounted for in accordance with either ASC Topic 985, Software, Subtopic 20, Costs of Software to Be Sold, Leased, or Marketed or ASC 350, Subtopic 40, Internal-Use Software. For computer software products to be sold, leased or marketed, all costs incurred to establish the technological feasibility are research and development costs and are expensed as they are incurred. Costs incurred subsequent to establishing technological feasibility, such as programmers' salaries, related payroll costs and costs of independent contractors, are capitalized and amortized commencing on the date of general release to clients. Judgment is required in determining when technological feasibility of a product is established. The timing of when various research and development projects become technologically feasible or ready for release can cause fluctuations in the amount of research and development costs that are expensed or capitalized in any given period. Generally, we amortize capitalized costs on a straight-line basis. However, we use an accelerated amortization method equal to the ratio of revenues generated by the software solution in the current year as a percentage of the estimated current and future revenues over its estimated useful life if that ratio is greater than the percentage to be amortized using the straight-line method.
For internal-use computer software products, internal and external costs incurred during the preliminary project stage are expensed as they are incurred. Internal and external costs incurred during the application development stage are capitalized and amortized commencing on the date the software is ready for its intended use. Amortization expense is recorded using the straight-line method over the software's estimated useful life.
Useful lives of our computer software generally range from 3 to 10 years. We assess the recorded value of computer software for impairment on a regular basis by comparing the carrying value to the estimated future cash flows to be generated by the underlying software asset. There is an inherent uncertainty in determining the expected useful life of or cash flows to be generated from computer software. We have not historically experienced material changes in these estimates but could be subject to them in the future.
Goodwill and Other Intangible Assets
We have significant intangible assets that were recorded in connection with business acquisitions. These assets primarily consist of client relationships and the excess of purchase price over the fair value of identifiable net assets acquired (goodwill).
As of December 31, 2019, Goodwill was $2,361.4 million. Goodwill is not amortized, but is tested for impairment annually or more frequently if circumstances indicate potential impairment, through a comparison of a reporting unit's fair value to its carrying value. A qualitative or quantitative assessment of factors that may indicate a potential for impairment include macroeconomic conditions, industry and market changes, our overall financial performance, changes in share price and other events or changes in circumstances that could negatively affect us. If the results of a qualitative assessment indicate a potential for impairment, a quantitative goodwill impairment test is performed. The quantitative process of determining whether or not an asset, such as goodwill, is impaired or recoverable relies on a weighted average of multiple valuation methods, primarily a combination of an income approach and a market approach. The income approach includes the present value of estimated future cash flows, while the market approach uses earnings multiples of similar guideline public companies. Such projections are inherently uncertain. A quantitative goodwill impairment analysis is sensitive to changes in estimates of future cash flows and discount rates. Changes to these estimates might result in material changes in the fair value of the reporting units and determination of the recoverability of goodwill. No impairment charges were recorded to goodwill for the periods presented.
As of December 31, 2019, Other intangible assets, net of accumulated amortization, were $150.0 million, which consist primarily of client relationship assets. Intangible assets with definite useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The valuation of these assets involves significant estimates and assumptions around client retention, future cash flows and discount rates. If any of these assumptions change, it could affect the recoverability of the carrying value of these assets. Indefinite-lived intangible assets are not amortized, but are reviewed for impairment at least annually in accordance with ASC Topic 350, Intangibles-Goodwill and Other ("ASC 350").
Client relationship assets are amortized over their estimated useful lives using an accelerated method that takes into consideration expected client attrition rates over a period of up to 10 years from the acquisition date. There is an inherent uncertainty in determining the expected useful life of or cash flows to be generated from intangible assets. The allocation of the purchase price to the fair values of the intangible assets other than goodwill require significant judgment and may affect the amount of future amortization of such intangible assets. We have not historically experienced material changes in these estimates but could be subject to them in the future.
Factors Affecting the Comparability of Our Results of Operations
Our results of operations for periods prior to the adoption of ASC 606, the Tax Cuts and Jobs Act of 2017 ("Tax Reform Act"), our D&B Investment and the Distribution are not comparable to periods thereafter. Our historical results of operations may not be comparable to our results of operations in future periods as a result of these and a number of other factors. In addition, our results of operations may vary from period to period. Set forth below is a brief discussion of the key factors affecting the comparability of our results of operations.
Revenues. On January 1, 2018 we adopted ASC 606 using the modified retrospective approach. Under this method, we recognized the cumulative effect of applying the new revenue recognition standard to existing revenue contracts that were active as of the adoption date as an adjustment to the opening balance of Retained earnings. The reported results for 2019 and 2018 reflect the application of ASC 606, while the comparative information has not been restated and continues to be reported under the related accounting standards in effect for those periods.
Income Taxes. On December 22, 2017, the Tax Reform Act was signed into law. Among other provisions, the Tax Reform Act reduced the federal statutory corporate income tax rate from 35% to 21%. During the fourth quarter of 2017, we recorded a one-time non-cash net tax benefit of $110.9 million related to the revaluation of our deferred income tax assets and liabilities as a result of the Tax Reform Act. The effect of this adjustment on our 2017 effective tax rate was (57.6)%. Our effective tax rates for the years ended December 31, 2019, 2018 and 2017 were 18.6%, 18.3% and (32.1)%, respectively. Refer to Note 19 to the Notes to Consolidated Financial Statements for additional information related to the reconciliation of our federal tax rate to our effective tax rate.
Investments in Unconsolidated Affiliates. In 2019, we completed our D&B Investment for an economic ownership of approximately 18.1%. Our Net earnings for the year ended December 31, 2019 include our equity in losses of Star Parent for the period from February 8, 2019 to December 31, 2019. Refer to Note 4 to the Notes to Consolidated Financial Statements for additional information related to the D&B Investment.
Noncontrolling Interests. Prior to the Distribution, noncontrolling interests represented Black Knight Holdings, Inc. ("BKHI") and certain of its affiliates' and Thomas H. Lee Partners, L.P. ("THL") and certain THL affiliates' share of net earnings or loss and of equity in Black Knight Financial Services, LLC ("BKFS LLC"). Subsequent to the Distribution and related transactions, we no longer have any noncontrolling interests in BKFS LLC. Refer to Note 1 to the Notes to Consolidated Financial Statements for additional information related to the Distribution and related transactions.
Key Components of Results of Operations
Revenues
We generate revenues through contractual arrangements we enter into with our clients to provide products or services either individually or in combination with one another as part of an integrated offering of multiple services. These arrangements occasionally include offerings from more than one segment to the same client.
Software Solutions
Our Software Solutions segment revenues are primarily derived from software and hosting solutions and professional services. Revenues from software and hosting solutions are typically volume-based agreements driven by factors such as the number of accounts processed, transactions processed and computer resources utilized. Professional services consist of pre-implementation and post-implementation support and services and are primarily billed on a time and materials basis. Professional services may also include dedicated teams provided as part of agreements with software and hosting solutions clients.
Data and Analytics
Our Data and Analytics segment revenues are primarily derived from property ownership data, lien data, servicing data, automated valuation models, collateral risk scores, behavioral models, a multiple listing service software solution and other data solutions.
Expenses
The following is a brief description of the components of our expenses:

•
Operating expenses primarily include compensation costs, including equity-based compensation and benefits, hardware and software maintenance costs, software subscription costs, cloud computing costs, rent-related costs and professional services.

•
Transition and integration costs for 2019 primarily consisted of costs associated with acquisition-related costs and expense reduction initiatives. In 2018, these costs primarily consisted of costs associated with executive transition, transition-related costs as we transferred certain corporate functions from FNF following the Distribution and acquisition-related costs. In 2017, these costs primarily consisted of legal and professional fees related to the Distribution and transition-related costs following the Distribution.

•
Depreciation and amortization expense consists of our depreciation related to investments in property and equipment, including hardware, as well as amortization of purchased and developed software and other intangible assets, primarily client relationship assets recorded in connection with acquisitions. It also includes the amortization of previously deferred contract costs.

•
Interest expense, net consists primarily of interest expense on our borrowings, amortization of our debt issuance costs and original issue discount, payments on our interest rate swaps, commitment fees on our revolving credit facility and administrative agent fees net of capitalized interest and interest income. In 2017, Interest expense, net also included a guarantee fee that we paid FNF for their guarantee of our senior notes prior to their redemption and amortization of our bond premium.

•
Other expense, net for 2019 primarily related to legal fees. Other expense, net for 2018 primarily related to the loss on extinguishment of debt and costs incurred in connection with our debt refinancing on April 30, 2018. Other expense, net for 2017 primarily consisted of losses on the extinguishment of debt and costs incurred in connection with our senior notes redemption, term A loan and revolving credit facility refinancing and the term B loan repricing, partially offset by the resolution of a legacy legal matter.

•
Income tax expense (benefit) represents federal, state, local and foreign taxes based on earnings attributable to Black Knight. In 2017, it also includes a one-time, non-cash net tax benefit of $110.9 million related to the revaluation of our deferred income tax assets and liabilities as a result of the Tax Reform Act.

•
Equity in losses of unconsolidated affiliates, net of tax primarily represents the effect of our D&B Investment, which is accounted for as an equity-method investment. Refer to Note 4 to the Notes to Consolidated Financial Statements for additional information.

Results of Operations
Key Performance Metrics
Revenues, EBITDA and EBITDA Margin for the Software Solutions and Data and Analytics segments are presented in conformity with ASC Topic 280, Segment Reporting. These measures are reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing their performance. For these reasons, these measures are excluded from the definition of non-GAAP financial measures under the Securities and Exchange Commission's ("SEC") Regulation G and Item 10(e) of Regulation S-K.
Consolidated Results of Operations
The following tables present certain financial data for the periods indicated (dollars in millions):

	Year ended December 31,
	2019	2018	2017
Revenues	$1,177.2	$1,114.0	$1,051.6
Expenses:
Operating expenses	646.0	625.4	569.5
Depreciation and amortization	236.2	217.0	206.5
Transition and integration costs	5.4	6.6	13.1
Total expenses	887.6	849.0	789.1
Operating income	289.6	265.0	262.5
Operating margin	24.6%	23.8%	25.0%
Interest expense, net	(63.5)	(51.7)	(57.5)
Other expense, net	(1.4)	(7.1)	(12.6)
Earnings before income taxes and equity in losses of unconsolidated affiliates	224.7	206.2	192.4
Income tax expense (benefit)	41.9	37.7	(61.8)
Earnings before equity in losses of unconsolidated affiliates	182.8	168.5	254.2
Equity in losses of unconsolidated affiliates, net of tax	(74.0)	—	—
Net earnings	$108.8	$168.5	$254.2

Earnings per share:
Net earnings per share attributable to Black Knight common shareholders:
Diluted	$0.73	$1.14	$1.47
Weighted average shares of common stock outstanding:
Diluted	148.6	148.2	152.4

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Segment Financial Results
Revenues
The following table sets forth revenues by segment for the periods presented (in millions):

	Year ended December 31,		Variance
	2019	2018	$	%
Software Solutions	$1,012.3	$962.0	$50.3	5%
Data and Analytics	165.4	154.5	10.9	7%
Corporate and Other(1)	(0.5)	(2.5)	2.0	NM
Total	$1,177.2	$1,114.0	$63.2	6%
_______________________________________________________

(1)	Revenues for Corporate and Other represent deferred revenue purchase accounting adjustments recorded in accordance with GAAP.

Software Solutions
Revenues were $1,012.3 million in 2019 compared to $962.0 million in 2018, an increase of $50.3 million, or 5%. Our servicing software solutions revenues increased 2%, or $16.5 million, primarily driven by loan growth on MSP® from new and existing clients, which increased 2% to 35.0 million average loans, an increase in our average revenue per loan and cross-sales to existing clients, partially offset by the effect of client contract terminations and lower transactional volumes on our core servicing software solution. Our origination software solutions revenues increased 21%, or $33.8 million, primarily driven by growth in our loan origination system solutions from new clients, incremental revenues from current and prior year acquisitions and client contract termination fees, partially offset by attrition in our eLending business and lower professional services.
Data and Analytics
Revenues were $165.4 million in 2019 compared to $154.5 million in 2018, an increase of $10.9 million, or 7%. The increase was primarily driven by strong sales execution across nearly all product lines and higher loan origination volumes.
EBITDA and EBITDA Margin
The following tables set forth EBITDA (in millions) and EBITDA Margin by segment for the periods presented:

	Year ended December 31,		Variance
	2019	2018	$	%
Software Solutions	$599.6	$567.2	$32.4	6%
Data and Analytics	42.0	39.5	2.5	6%

	Year ended December 31,		Variance
	2019	2018	Basis points
Software Solutions	59.2%	59.0%	20
Data and Analytics	25.4%	25.6%	(20)
Software Solutions
EBITDA was $599.6 million in 2019 compared to $567.2 million in 2018, an increase of $32.4 million, or 6%, with an EBITDA Margin of 59.2%, an increase of 20 basis points from the prior year. The increase was primarily driven by incremental margins on revenue growth and expense reduction initiatives.
Data and Analytics
EBITDA was $42.0 million in 2019 compared to $39.5 million in 2018, an increase of $2.5 million, or 6%, with an EBITDA Margin of 25.4% in 2019 compared to 25.6% in 2018. The EBITDA Margin decrease was primarily driven by higher operating expenses.
Consolidated Financial Results
Operating Expenses
The following table sets forth operating expenses by segment for the periods presented (in millions):

	Year ended December 31,		Variance
	2019	2018	$	%
Software Solutions	$412.7	$394.8	$17.9	5%
Data and Analytics	123.4	115.0	8.4	7%
Corporate and Other	109.9	115.6	(5.7)	(5)%
Total	$646.0	$625.4	$20.6	3%
The increase in Operating Expenses was primarily driven by higher net personnel costs, technology-related costs and acquisition-related costs in our Software Solutions segment. The increase in our Data and Analytics segment primarily related to higher net personnel costs and higher data costs related to revenue growth. The decrease in Corporate and Other was primarily driven by lower incentive bonus expense.

Depreciation and Amortization
The following table sets forth depreciation and amortization by segment for the periods presented (in millions):

	Year ended December 31,		Variance
	2019	2018	$	%
Software Solutions	$123.9	$112.9	$11.0	10%
Data and Analytics	15.9	14.1	1.8	13%
Corporate and Other(1)	96.4	90.0	6.4	7%
Total	$236.2	$217.0	19.2	9%
_______________________________________________________

(1)
Depreciation and amortization for Corporate and Other primarily represents net incremental depreciation and amortization adjustments associated with the application of purchase accounting recorded in accordance with GAAP.

The increase in Depreciation and Amortization is primarily driven by implementation of new clients, accelerated amortization of deferred contract costs and hardware and software placed in service.
Transition and Integration Costs
Transition and integration costs were $5.4 million in 2019 compared to $6.6 million in 2018. Transition and integration costs in 2019 primarily consisted of acquisition-related costs and costs associated with expense reduction initiatives. Transition and integration costs in 2018 primarily consisted of costs associated with executive transition, transition-related costs from the transfer of certain corporate functions from FNF following the Distribution and acquisition-related costs.
Interest Expense, Net
Interest expense, net was $63.5 million in 2019 compared to $51.7 million in 2018, an increase of $11.8 million, or 23%. The increase was primarily driven by an incremental borrowing to fund our D&B Investment.
Other Expense, Net
Other expense, net was $1.4 million in 2019 compared to $7.1 million in 2018. The 2019 amounts are primarily related to legal fees. The 2018 amounts are primarily related to the loss on extinguishment of debt and costs incurred in connection with our debt refinancing on April 30, 2018, as discussed in Note 12 to the Notes to Consolidated Financial Statements.
Income Tax Expense
Income tax expense was $41.9 million in 2019 compared to $37.7 million in 2018. Our effective tax rate was 18.6% in 2019 compared to 18.3% in 2018. Refer to Note 19 to the Notes to Consolidated Financial Statements for more information related to the components of our effective tax rate.
Equity in Losses of Unconsolidated Affiliates, Net of Tax
In 2019, Equity in losses of unconsolidated affiliates, net of tax was $74.0 million, net of an income tax benefit of $25.0 million, substantially all of which relates to our D&B Investment.
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Segment Financial Results
Revenues
The following table sets forth revenues by segment for the periods presented (in millions):

	Year ended December 31,		Variance
	2018	2017	$	%
Software Solutions	$962.0	$904.5	$57.5	6%
Data and Analytics	154.5	151.6	2.9	2%
Corporate and Other(1)	(2.5)	(4.5)	2.0	NM
Total	$1,114.0	$1,051.6	$62.4	6%
_______________________________________________________

(1)	Revenues for Corporate and Other represent deferred revenue purchase accounting adjustments recorded in accordance with GAAP.
Software Solutions
Revenues were $962.0 million in 2018 compared to $904.5 million in 2017, an increase of $57.5 million, or 6%. Our servicing software solutions revenues increased 7%, or $52.5 million, primarily driven by loan growth on MSP® from new and existing clients, which increased 4.3% to 34.4 million average loans, an increase in our average revenue per loan and cross-sales to existing clients. Our origination software solutions revenues increased 3%, or $5.0 million, primarily driven by growth in our loan origination system solutions and a software license fee in our Lending Solutions business, partially offset by the effect of lower volumes on our Exchange and eLending platforms primarily as a result of the 26% decline in refinancing originations as reported by the Mortgage Bankers Association.
Data and Analytics
Revenues were $154.5 million in 2018 compared to $151.6 million in 2017, an increase of $2.9 million, or 2%. The increase was primarily driven by growth in our property data and multiple listing service businesses, partially offset by upfront revenues from long-term strategic license deals in 2017.
EBITDA and EBITDA Margin
The following tables set forth EBITDA (in millions) and EBITDA Margin by segment for the periods presented:

	Year ended December 31,		Variance
	2018	2017	$	%
Software Solutions	$567.2	$516.5	$50.7	10%
Data and Analytics	39.5	38.4	1.1	3%

	Year ended December 31,		Variance
	2018	2017	Basis points
Software Solutions	59.0%	57.1%	190
Data and Analytics	25.6%	25.3%	30
Software Solutions
EBITDA was $567.2 million in 2018 compared to $516.5 million in 2017, an increase of $50.7 million, or 10%, with an EBITDA Margin of 59.0%, an increase of 190 basis points from the prior year. The increase was primarily driven by incremental margins on revenue growth.
Data and Analytics
EBITDA was $39.5 million in 2018 compared to $38.4 million in 2017, an increase of $1.1 million, or 3%, with an EBITDA Margin of 25.6%, an increase of 30 basis points from the prior year. The EBITDA Margin increase was primarily driven by incremental margins on revenue growth.
Consolidated Financial Results
Operating Expenses
The following table sets forth operating expenses by segment for the periods presented (in millions):

	Year ended December 31,		Variance
	2018	2017	$	%
Software Solutions	$394.8	$388.0	$6.8	2%
Data and Analytics	115.0	113.2	1.8	2%
Corporate and Other	115.6	68.3	47.3	69%
Total	$625.4	$569.5	$55.9	10%
The increase in Operating expenses was primarily driven by a $32.0 million increase in equity-based compensation of which $6.9 million of the increase related to accelerated expense recognition, $8.9 million of higher incentive bonus expense and incremental costs following the Distribution within Corporate and Other. The increase was also driven by higher personnel costs, hardware and software maintenance costs in support of business growth and the effect of the HeavyWater and Ernst acquisitions, partially offset by increased capitalization of software development costs.

Depreciation and Amortization
The following table sets forth depreciation and amortization by segment for the periods presented (in millions):

	Year ended December 31,		Variance
	2018	2017	$	%
Software Solutions	$112.9	$101.2	$11.7	12%
Data and Analytics	14.1	12.8	1.3	10%
Corporate and Other(1)	90.0	92.5	(2.5)	(3)%
Total	$217.0	$206.5	$10.5	5%
_______________________________________________________

(1)
Depreciation and amortization for Corporate and Other primarily represents net incremental depreciation and amortization adjustments associated with the application of purchase accounting recorded in accordance with GAAP.

The increase in Depreciation and amortization is primarily driven by amortization of deferred contract costs related to new client wins and new hardware and software placed in service.
Transition and Integration Costs
Transition and integration costs were $6.6 million in 2018 compared to $13.1 million in 2017. Transition and integration costs in 2018 primarily consisted of costs associated with executive transition, transition-related costs from the transfer of certain corporate functions from FNF following the Distribution and acquisition-related costs. Transition and integration costs in 2017 primarily consisted of legal and professional fees related to the Distribution and transition-related costs following the Distribution.
Interest Expense, Net
Interest expense, net was $51.7 million in 2018 compared to $57.5 million in 2017, a decrease of $5.8 million, or 10%. The decrease is driven by the lower outstanding debt balance in 2018 and interest savings from the senior notes redemption in April 2017.
Other Expense, Net
Other expense, net was $7.1 million in 2018 compared to $12.6 million in 2017, a decrease of $5.5 million, or 44%. The 2018 amount was primarily related to the loss on extinguishment of debt and costs incurred in connection with our debt refinancing on April 30, 2018, as discussed in Note 12 to the Notes to Consolidated Financial Statements. The 2017 amount primarily consisted of losses on the extinguishment of debt and costs incurred in connection with our senior notes redemption, term A loan and revolving credit facility refinancing and the term B loan repricing, as discussed in Note 12 to the Notes to Consolidated Financial Statements, as well as the resolution of a legacy legal matter.
Income Tax Expense (Benefit)
Income tax expense was $37.7 million in 2018 compared to a benefit of $61.8 million in 2017. Our effective tax rate was 18.3% in 2018 compared to (32.1)% in 2017. Our effective tax rate for 2017 was lower than the typical federal and state statutory rate primarily due to the effect of the Tax Reform Act and our noncontrolling interests prior to the Distribution. Refer to Note 19 to the Notes to Consolidated Financial Statements for more information related to the components of our effective tax rate.
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
As of December 31, 2019, we had cash and cash equivalents of $15.4 million, debt principal of $1,554.8 million and available capacity of $440.0 million on our revolving credit facility. We believe that our cash flows from operations and available cash and cash equivalents are sufficient to meet our liquidity needs, including the repayment of our outstanding debt, for at least the next 12 months. We anticipate that to the extent that we require additional liquidity, it will be funded through borrowings on our revolving credit facility, the incurrence of other indebtedness, equity issuance or a combination thereof. We cannot be assured that we will be able to obtain this additional liquidity on reasonable terms, or at all. The loss of the largest lender on our revolving credit facility would reduce our borrowing capacity by $102.5 million. Additionally, our liquidity and our ability to meet our obligations and fund our capital requirements are also dependent on our future financial performance, which is subject to general economic, financial and other factors that are beyond our control. Accordingly, we cannot be assured that our business will generate sufficient cash flows from operations or that future borrowings will be available from additional indebtedness or otherwise to meet our liquidity needs. Although we have no specific current plans to do so, if we decide to pursue one or more significant acquisitions, we may incur additional debt or sell additional equity to finance such acquisitions.
Cash Flows
The following table provides a summary of cash flows from operating, investing and financing activities (in millions):

	Year ended December 31,			Variance
	2019	2018	2017	2019 v. 2018	2018 v. 2017
Cash flows provided by operating activities	$378.3	$435.5	$351.1	$(57.2)	$84.4
Cash flows used in investing activities	(551.0)	(144.1)	(84.7)	(406.9)	(59.4)
Cash flows provided by (used in) financing activities	167.8	(287.3)	(384.1)	455.1	96.8
Net (decrease) increase in cash and cash equivalents	$(4.9)	$4.1	$(117.7)	$(9.0)	$121.8
Operating Activities
The $57.2 million decrease in cash provided by operating activities in 2019 compared to 2018 is primarily related to the timing and amount of cash receipts for Trade receivables, net, higher payments primarily related to income taxes and incentive bonus, and the timing of payments for Trade accounts payable and other accrued liabilities. The $84.4 million increase in cash provided by operating activities in 2018 compared to 2017 was primarily related to increased earnings excluding the prior year effect of the Tax Reform Act and the timing and amount of cash receipts for Trade receivables, net.
Investing Activities
The $406.9 million increase in cash used in investing activities in 2019 compared to 2018 is primarily related to our D&B Investment and our acquisition of Compass Analytics. The $59.4 million increase in cash used in investing activities in 2018 compared to 2017 was primarily related to the HeavyWater and Ernst acquisitions and higher capital expenditures in 2018.
Financing Activities
The $455.1 million increase in cash provided by financing activities in 2019 compared to 2018 is primarily related to an incremental borrowing to fund our D&B Investment as well as fewer share repurchases. The $96.8 million decrease in cash used in financing activities in 2018 compared to 2017 was primarily related to tax distributions to BKFS LLC members and the senior notes redemption fee in 2017.
Financing
For a description of our financing arrangements, see Note 12 to the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report, which is incorporated by reference into this Part II Item 7.
Contractual Obligations
Our long-term contractual obligations generally include our debt and related interest payments, data processing and maintenance commitments and operating and finance lease payments for our offices, data centers, property and equipment. These long-term contractual obligations extend through 2024.

As of December 31, 2019, our required annual payments relating to these contractual obligations were as follows (in millions):

		Payments due by period
	Total	2020	2021-2022	2023-2024
Debt(1)	$1,554.8	$80.0	$184.1	$1,290.7
Interest on debt(2)	171.5	54.7	102.0	14.8
Data processing and maintenance commitments	103.4	44.5	46.5	12.4
Operating lease payments	27.5	12.6	11.5	3.4
Other(3)	3.9	1.2	2.4	0.3
Total	$1,861.1	$193.0	$346.5	$1,321.6
___________________

(1)	Includes finance lease obligations.

(2)
These calculations include the effect of our interest rate swaps and assume that (a) applicable margins remain constant; (b) our term A loan and revolving credit facility variable rate debt is priced at the one-month LIBOR rate in effect as of December 31, 2019; (c) only mandatory debt repayments are made; and (d) no refinancing occurs at debt maturity.

(3)	Other includes commitment fees on our revolving credit facility and rating agencies fees.
Share Repurchase Program
A summary of share repurchases under our previous share repurchase program is as follows (in millions, except for per share amounts):

Year	Total number of shares repurchased		Aggregate purchase price	Average price paid per share	Shares remaining under repurchase authorization as of December 31,
	BKI	BKFS Class A
2017	2.0	1.2	$136.7	$42.87	6.8
2018	3.0	—	141.5	47.15	3.8
2019	0.2	—	11.9	57.94	3.6
Total	5.2	1.2	$290.1	$45.36
On February 12, 2020, our Board of Directors approved a three-year share repurchase program authorizing us to repurchase up to 10.0 million shares of our outstanding common stock through February 12, 2023, through open market purchases, negotiated transactions or other means, in accordance with applicable securities laws and other restrictions.
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
Interest Rate Risk
In addition to existing cash balances and cash provided by operating activities, we use variable rate debt to finance our operations. We enter into interest rate swap agreements to hedge forecasted monthly interest rate payments on our variable rate debt. We are exposed to interest rate risk on our debt obligations and related interest rate swaps. As of December 31, 2019, we had $1,513.1 million in long-term debt principal outstanding from our 2018 Facilities, as defined in Note 12 to the Notes to Consolidated Financial Statements, all of which is variable rate debt.
As of December 31, 2019, the 2018 Facilities represent our long-term debt obligations exposed to interest rate risk. We performed a sensitivity analysis based on the principal amount of debt as of December 31, 2019, as well as the effect of our interest rate swaps. Further, in this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. An increase or decrease of 100 basis points in the applicable interest rate would cause an increase or decrease in interest expense of $15.1 million on an annual basis ($5.6 million including the effect of our current interest rate swaps) as the 1-month LIBOR rate was 1.80% as of December 31, 2019.
As of December 31, 2019, we have the following interest rate swaps agreements (collectively, the "Swap Agreements") (in millions):

Effective dates	Notional amount	Fixed rates
March 31, 2017 through March 31, 2022	$200.0	2.08%
September 29, 2017 through September 30, 2021	$200.0	1.69%
April 30, 2018 through April 30, 2023	$250.0	2.61%
January 31, 2019 through January 31, 2023	$300.0	2.65%
Under the terms of the Swap Agreements, we receive payments based on the 1-month LIBOR rate (approximately 1.80% as of December 31, 2019).
The Swap Agreements are designated as cash flow hedging instruments. A portion of the amount included in Accumulated other comprehensive (loss) earnings is reclassified into Interest expense, net as a yield adjustment as interest payments are made on the hedged debt. The inputs used to determine the estimated fair value of our interest rate swaps are Level 2 inputs. We considered our own credit risk and the credit risk of the counterparties when determining the fair value of our Swap Agreements.

Item 8.	Financial Statements and Supplementary Data
BLACK KNIGHT, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Black Knight, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Black Knight, Inc.’s and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of earnings and comprehensive earnings, equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2020 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 28, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Black Knight, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Black Knight, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of earnings and comprehensive earnings, equity, and cash flows for each of the years in the three‑year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for revenue and costs as of January 1, 2018 due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers.

Investment in Star Parent, L.P.

As discussed in Note 4 to the consolidated financial statements, the Company made an investment in Star Parent, L.P., the ultimate parent of The Dun & Bradstreet Corporation, on February 8, 2019.

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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Assessment of revenue recognition for contracts with multiple performance obligations and or modifications
As disclosed in Notes 2 and 16 to the consolidated financial statements, the Company is often party to multiple concurrent contracts or contracts in which a customer may purchase a combination of products and services. For contracts with customers that contain various combinations of products and services, the Company must evaluate whether the promises within the contract are capable of being distinct and are distinct in the context of the contract. Distinct products or services are accounted for as separate performance obligations, while non-distinct products or services are combined with others to form a single performance obligation. Given the nature of the Company’s product and service offerings, there is complexity in determining whether the promises are separate performance obligations or a combined performance obligation. Further, arrangements with customers may change to reflect new pricing and/or scope of services. For contract modifications, the Company must assess the relevant facts and circumstances to determine if the contract should be accounted for as a separate contract, prospectively or through a cumulative catch-up adjustment. The identification of performance obligations, specifically for revenue contracts with professional services, as well as the determination as to whether a contract modification has occurred and the related accounting treatment, influence the amount and timing of revenue recognition.
We identified the assessment of revenue recognition for contracts with multiple performance obligations and/or modifications as a critical audit matter. Specifically, the critical audit matter related to the Company’s identification of performance obligations for revenue contracts with professional services, the determination as to whether a contract modification occurred for certain contracts with customers and the resulting accounting treatment. This was due to the extensive audit effort and complex auditor judgment required to evaluate the Company’s contracts in these circumstances.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the revenue recognition process, including controls over the Company’s review of customer contracts for the identification of performance obligations, determination if a modification has occurred, and determination of the accounting treatment for contract modifications. For selected new and modified revenue arrangements, we assessed the Company’s (1) identification of performance obligations, (2) identification of contract modifications, and (3) analysis of the accounting treatment for contract modifications, by evaluating the Company’s analysis of the revenue arrangements as compared to the revenue recognition standard and the underlying contracts and/or statements of work. In addition, for a sample of professional services revenue transactions, we assessed the Company’s identification of distinct and non-distinct performance obligations by evaluating the Company’s analysis through comparison to contract source documents and correspondence or through involvement of information technology professionals in discussions with the Company’s product and service technicians.

/s/ KPMG LLP
We have served as the Company’s auditor since 2007.
Jacksonville, Florida
February 28, 2020

BLACK KNIGHT, INC.
Consolidated Balance Sheets
(In millions, except share data)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$15.4	$20.3
Trade receivables, net	175.1	172.3
Prepaid expenses and other current assets	64.8	67.3
Receivables from related parties	0.2	6.2
Total current assets	255.5	266.1
Property and equipment, net	176.9	177.1
Computer software, net	406.0	405.6
Other intangible assets, net	150.0	188.0
Goodwill	2,361.4	2,329.7
Investments in unconsolidated affiliates	294.9	3.8
Deferred contract costs, net	159.3	161.3
Other non-current assets	158.8	121.8
Total assets	$3,962.8	$3,653.4
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable and other accrued liabilities	$65.3	$67.8
Accrued compensation and benefits	65.5	65.8
Current portion of debt	79.1	52.5
Deferred revenues	50.9	52.9
Total current liabilities	260.8	239.0
Deferred revenues	98.0	106.8
Deferred income taxes	185.3	220.9
Long-term debt, net of current portion	1,465.1	1,284.2
Other non-current liabilities	55.1	16.0
Total liabilities	2,064.3	1,866.9
Commitments and contingencies (Note 14)
Equity:
Common stock; $0.0001 par value; 550,000,000 shares authorized; 153,062,920 shares issued and 149,697,754 shares outstanding as of December 31, 2019, and 153,241,851 shares issued and 149,358,973 shares outstanding as of December 31, 2018	—	—
Preferred stock; $0.0001 par value; 25,000,000 shares authorized; issued and outstanding, none as of December 31, 2019 and 2018	—	—
Additional paid-in capital	1,586.8	1,585.8
Retained earnings	490.6	381.1
Accumulated other comprehensive (loss) earnings	(20.2)	0.3
Treasury stock, at cost, 3,365,166 shares as of December 31, 2019 and 3,882,878 shares as of December 31, 2018	(158.7)	(180.7)
Total equity	1,898.5	1,786.5
Total liabilities and equity	$3,962.8	$3,653.4
See Notes to Consolidated Financial Statements.

BLACK KNIGHT, INC.
Consolidated Statements of Earnings and Comprehensive Earnings
(In millions, except per share data)

	Year ended December 31,
	2019	2018	2017
Revenues	$1,177.2	$1,114.0	$1,051.6
Expenses:
Operating expenses	646.0	625.4	569.5
Depreciation and amortization	236.2	217.0	206.5
Transition and integration costs	5.4	6.6	13.1
Total expenses	887.6	849.0	789.1
Operating income	289.6	265.0	262.5
Other income and expense:
Interest expense, net	(63.5)	(51.7)	(57.5)
Other expense, net	(1.4)	(7.1)	(12.6)
Total other expense, net	(64.9)	(58.8)	(70.1)
Earnings before income taxes and equity in losses of unconsolidated affiliates	224.7	206.2	192.4
Income tax expense (benefit)	41.9	37.7	(61.8)
Earnings before equity in losses of unconsolidated affiliates	182.8	168.5	254.2
Equity in losses of unconsolidated affiliates, net of tax	(74.0)	—	—
Net earnings	108.8	168.5	254.2
Less: Net earnings attributable to noncontrolling interests	—	—	71.9
Net earnings attributable to Black Knight	$108.8	$168.5	$182.3
Other comprehensive (loss) earnings:
Unrealized holding (losses) gains, net of tax(1)	(18.0)	(0.7)	3.7
Reclassification adjustments for (gains) losses included in net earnings, net of tax(2)	—	(2.7)	0.4
Total unrealized (losses) gains on interest rate swaps, net of tax	(18.0)	(3.4)	4.1
Foreign currency translation adjustment, net of tax(3)	(0.1)	(0.2)	—
Unrealized losses on investments in unconsolidated affiliates(4)	(3.4)	—	—
Other comprehensive (loss) earnings	(21.5)	(3.6)	4.1
Comprehensive earnings attributable to noncontrolling interests	—	—	74.1
Comprehensive earnings	$87.3	$164.9	$260.5

Net earnings per share attributable to Black Knight common shareholders:
Basic	$0.74	$1.14	$2.06
Diluted	$0.73	$1.14	$1.47
Weighted average shares of common stock outstanding (see Note 5):
Basic	147.7	147.6	88.7
Diluted	148.6	148.2	152.4
______________________________

(1)	Net of income tax benefit of $6.1 million and $0.2 million for the years ended December 31, 2019 and 2018, respectively, and income tax expense of $2.1 million for the year ended December 31, 2017.
(2) Amounts reclassified to net earnings relate to (gains) losses on interest rate swaps and are included in Interest expense, net above. Amounts are net of income tax benefit of $1.0 million and income tax expense of $0.3 million for the years ended December 31, 2018 and 2017, respectively.
(3) Net of income tax benefit of less than $0.1 million for the year ended December 31, 2019 and $0.1 million for the year ended December 31, 2018.
(4) Net of income tax benefit of $1.1 million for the year ended December 31, 2019.

See Notes to Consolidated Financial Statements.

BLACK KNIGHT, INC.
Consolidated Statements of Equity
(In millions)

	Black Knight Financial Services, Inc.				Black Knight, Inc.
	Class A common stock		Class B common stock		Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) earnings	Treasury stock
	Shares	$	Shares	$	Shares	$				Shares	$	Noncontrolling interests	Total equity
Balance, December 31, 2016	69.1	$—	84.8	$—	—	$—	$810.8	$65.7	$(0.8)	—	$—	$1,063.7	$1,939.4
Issuance of restricted shares of Class A common stock	1.0	—	—	—	—	—	—	—	—	—	—	—	—
Forfeitures of restricted shares of Class A common stock	(0.1)	—	—	—	—	—	—	—	—	—	—	—	—
Exchange of Class B common stock for Class A common stock	0.2	—	(0.2)	—	—	—	—	—	—	—	—	—	—
Tax withholding payments for restricted share vesting	(0.1)	—	—	—	(0.1)	—	(6.1)	—	—	—	—	—	(6.1)
Purchases of treasury stock	—	—	—	—	—	—	—	—	—	3.2	(136.7)	—	(136.7)
Equity-based compensation expense	—	—	—	—	—	—	18.7	—	—	—	—	—	18.7
Net earnings	—	—	—	—	—	—	—	182.3	—	—	—	71.9	254.2
Unrealized gains on interest rate swaps, net	—	—	—	—	—	—	—	—	4.1	—	—	2.2	6.3
Tax distributions to members	—	—	—	—	—	—	—	—	—	—	—	(75.3)	(75.3)
Distribution of FNF's ownership interest and related transactions	(70.1)	—	(84.6)	—	153.5	—	770.2	(46.6)	0.6	(1.2)	46.6	(1,062.5)	(291.7)
Balance, December 31, 2017	—	—	—	—	153.4	—	1,593.6	201.4	3.9	2.0	(90.1)	—	1,708.8
Cumulative effect of ASC 606 adoption (Note 16)					—	—	—	11.2	—	—	—	—	11.2
Adjusted balance, January 1, 2018					153.4	—	1,593.6	212.6	3.9	2.0	(90.1)	—	1,720.0
Grant of restricted shares of common stock					—	—	(52.2)	—	—	(1.1)	52.2	—	—
Forfeitures of restricted shares of common stock					—	—	0.6	—	—	—	(0.6)	—	—
Tax withholding payments for restricted share vesting					(0.2)	—	(9.4)	—	—	—	—	—	(9.4)
Vesting of restricted shares granted from treasury stock					—	—	0.7	—	—	—	(0.7)	—	—
Purchases of treasury stock					—	—	—	—	—	3.0	(141.5)	—	(141.5)
Equity-based compensation expense					—	—	50.7	—	—	—	—	—	50.7
Net earnings					—	—	—	168.5	—	—	—	—	168.5
Foreign currency translation adjustment					—	—	—	—	(0.2)	—	—	—	(0.2)
Unrealized losses on interest rate swaps, net					—	—	—	—	(3.4)	—	—	—	(3.4)
Receipt from finalization of tax distribution					—	—	1.8	—	—	—	—	—	1.8
Balance, December 31, 2018					153.2	$—	$1,585.8	$381.1	$0.3	3.9	$(180.7)	$—	$1,786.5

BLACK KNIGHT, INC.
Consolidated Statements of Equity - (Continued)
(In millions)

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings (loss)	Treasury stock
	Shares	$				Shares	$	Total equity
Balance, December 31, 2018	153.2	$—	$1,585.8	$381.1	$0.3	3.9	$(180.7)	$1,786.5
Effect of ASU 2018-02 adoption (Note 2)	—	—	—	(1.0)	1.0	—	—	—
Adjusted balance, January 1, 2019	153.2	—	1,585.8	380.1	1.3	3.9	(180.7)	1,786.5
Grant of restricted shares of common stock	—	—	(43.7)	—	—	(0.9)	43.7	—
Forfeitures of restricted shares of common stock	—	—	3.1	—	—	0.1	(3.1)	—
Tax withholding payments for restricted share vesting	(0.1)	—	(15.9)	—	—	—	—	(15.9)
Vesting of restricted shares granted from treasury stock	—	—	6.7	—	—	0.1	(6.7)	—
Purchases of treasury stock	—	—	—	—	—	0.2	(11.9)	(11.9)
Equity-based compensation expense	—	—	50.8	—	—	—	—	50.8
Net earnings	—	—	—	108.8	—	—	—	108.8
Foreign currency translation adjustment	—	—	—	—	(0.1)	—	—	(0.1)
Equity-based compensation expense of unconsolidated affiliates	—	—	—	1.7	—	—	—	1.7
Unrealized losses on interest rate swaps, net	—	—	—	—	(18.0)	—	—	(18.0)
Other comprehensive loss on investments in unconsolidated affiliates	—	—	—	—	(3.4)	—	—	(3.4)
Balance, December 31, 2019	153.1	$—	$1,586.8	$490.6	$(20.2)	3.4	$(158.7)	$1,898.5

See Notes to Consolidated Financial Statements.

BLACK KNIGHT, INC.
Consolidated Statements of Cash Flows
(In millions)

	Year ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net earnings	$108.8	$168.5	$254.2
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	236.2	217.0	206.5
Amortization of debt issuance costs, bond premium and original issue discount	2.9	3.1	3.5
Loss on extinguishment of debt, net	—	5.8	12.6
Deferred income taxes, net	(3.7)	(7.5)	(78.4)
Equity in losses on unconsolidated affiliates, net of tax	74.0	—	—
Equity-based compensation	50.8	50.9	18.9
Changes in assets and liabilities, net of acquired assets and liabilities:
Trade and other receivables, including receivables from related parties	7.4	44.5	(52.5)
Prepaid expenses and other assets	(0.9)	(41.5)	1.7
Deferred contract costs	(40.9)	(44.8)	(48.5)
Deferred revenues	(15.6)	(6.4)	35.6
Trade accounts payable and other liabilities	(40.7)	45.9	(2.5)
Net cash provided by operating activities	378.3	435.5	351.1
Cash flows from investing activities:
Additions to property and equipment	(22.4)	(30.0)	(27.4)
Additions to computer software	(81.5)	(73.1)	(53.3)
Business acquisitions, net of cash acquired	(52.8)	(43.4)	—
Investments in unconsolidated affiliate	(392.6)	—	(4.0)
Other investing activities	(1.7)	2.4	—
Net cash used in investing activities	(551.0)	(144.1)	(84.7)
Cash flows from financing activities:
Revolver borrowings	876.0	676.9	180.0
Revolver payments	(648.5)	(649.4)	(175.0)
Term loan borrowings	—	258.6	300.0
Term loan payments	(31.3)	(418.5)	(39.8)
Purchases of treasury stock	(11.9)	(141.5)	(136.7)
Senior Notes redemption	—	—	(390.0)
Senior Notes redemption fee	—	—	(18.8)
Distributions to members	—	—	(75.3)
Receipt from finalization of tax distribution	—	1.8	—
Finance lease payments	—	—	(13.8)
Tax withholding payments for restricted share vesting	(15.9)	(9.4)	(6.1)
Debt issuance costs	—	(5.8)	(8.6)
Other financing activities	(0.6)	—	—
Net cash provided by (used in) financing activities	167.8	(287.3)	(384.1)
Net (decrease) increase in cash and cash equivalents	(4.9)	4.1	(117.7)
Cash and cash equivalents, beginning of period	20.3	16.2	133.9
Cash and cash equivalents, end of period	$15.4	$20.3	$16.2
Supplemental cash flow information:
Interest paid, net	$(59.9)	$(48.0)	$(56.7)
Income taxes paid, net	$(51.6)	$(32.8)	$(15.7)

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
The periods presented represent the consolidated financial position, results of operations and cash flows of: (1) BKI from September 30, 2017, the day subsequent to the Distribution, through December 31, 2019; and (2) BKFS prior to the Distribution.
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
Reporting Segments
We conduct our operations through two reporting segments, (1) Software Solutions and (2) Data and Analytics. See further discussion in Note 21 — Segment Information.
Distribution of FNF's Ownership Interest and Related Transactions
On September 29, 2017, we completed a tax-free plan whereby Fidelity National Financial, Inc. and its subsidiaries ("FNF") distributed all 83.3 million shares of BKFS Class B common stock that it owned to FNF Group shareholders through a series of transactions (the "Distribution"). Each outstanding share of BKFS Class A common stock, par value $0.0001 per share ("Class A common stock") (other than shares owned by BKFS) was exchanged for one share of Black Knight, Inc. common stock. Shares of BKFS Class A common stock owned by BKFS, otherwise referred to as treasury stock, immediately prior to the BKFS merger were canceled for no consideration. Black Knight, Inc. is the public company following the completion of the Distribution.
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
For additional details of the primary effects of the Distribution, the THL Interest Exchange and other related transactions, see Note 2 — Significant Accounting Policies and Note 19 — Income Taxes.
Share Repurchase Program
On January 31, 2017, our Board of Directors approved a three-year share repurchase program, effective February 3, 2017, authorizing us to repurchase up to 10.0 million shares of BKFS Class A common stock through February 2, 2020, through open market purchases, negotiated transactions or other means, in accordance with applicable securities laws and other restrictions. In

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

connection with the Distribution, our Board of Directors approved a share repurchase program authorizing the repurchase of shares of Black Knight, Inc. common stock consistent with the previous share repurchase program.
A summary of share repurchases under our share repurchase program is as follows (in millions, except for per share amounts):

Year	Total number of shares repurchased		Aggregate purchase price	Average price paid per share	Shares remaining under repurchase authorization as of December 31,
	BKI	BKFS Class A
2017	2.0	1.2	$136.7	$42.87	6.8
2018	3.0	—	141.5	47.15	3.8
2019	0.2	—	11.9	57.94	3.6
Total	5.2	1.2	$290.1	$45.36

Refer to Note 6 — Related Party Transactions for additional information related to the repurchase of shares of BKI common stock in 2018 and 2017.
On February 12, 2020, our Board of Directors approved a three-year share repurchase program authorizing us to repurchase up to 10.0 million shares of our outstanding common stock through February 12, 2023, through open market purchases, negotiated transactions or other means, in accordance with applicable securities laws and other restrictions.
Reclassification
Certain reclassifications have been made to the prior year amounts to conform to the classifications used in 2019. Investments in unconsolidated affiliates and Deferred contract costs, net were previously included in Other non-current assets in our Consolidated Balance Sheets. Revolver payments and Term loan payments were previously combined in Debt repayments in our Consolidated Statements of Cash Flows. Revolver borrowings and Term loan borrowings were previously combined in Borrowings in our Consolidated Statements of Cash Flows.

(2)	Significant Accounting Policies
The following describes our significant accounting policies that have been followed in preparing the accompanying consolidated financial statements.
Principles of Consolidation
Prior to the Distribution, BKFS LLC was subject to the consolidation guidance related to variable interest entities as set forth in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 810, Consolidation ("ASC 810"). As the sole managing member of BKFS LLC, we had the exclusive authority to manage, control and operate the business and affairs of BKFS LLC and its subsidiaries, pursuant to the terms of the limited liability company agreement ("LLC Agreement"). Under the terms of the LLC Agreement, we were authorized to manage the business of BKFS LLC, including the authority to enter into contracts, manage bank accounts, hire employees and agents, incur and pay debts and expenses, merge or consolidate with other entities and pay taxes. Because we were the primary beneficiary through our sole managing member interest and possessed the rights established in the LLC Agreement, in accordance with the requirements of ASC 810, we controlled BKFS LLC and appropriately consolidated the operations thereof.
We accounted for noncontrolling interests in accordance with ASC 810 prior to the Distribution. Noncontrolling interests represented Black Knight Holdings, Inc. ("BKHI"), a wholly-owned subsidiary of FNF, and certain of its affiliates' and THL and certain THL affiliates ("THL Affiliates")' share of net earnings or loss and of equity in BKFS LLC. BKFS Class A shareholders indirectly controlled BKFS LLC through our managing member interest. BKFS Class B shareholders had a noncontrolling interest in BKFS LLC. Their share of net earnings or loss in BKFS LLC is reported in Net earnings attributable to noncontrolling interests in our Consolidated Statements of Earnings and Comprehensive Earnings. Net earnings or loss attributable to noncontrolling interests do not include expenses incurred directly by us, including income tax expense attributable to us.
Subsequent to the Distribution, BKFS LLC is an indirect wholly-owned subsidiary of BKI. As a result, we no longer have any noncontrolling interests in BKFS LLC.
Management Estimates
The preparation of these consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from our estimates.

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
Cash and cash equivalents are unrestricted and include the following (in millions):

	December 31,
	2019	2018
Cash	$8.2	$9.5
Cash equivalents	7.2	10.8
Cash and cash equivalents	$15.4	$20.3
Trade Receivables, Net
The carrying amounts reported in the Consolidated Balance Sheets for Trade receivables, net approximate their fair value because of their short-term nature.
A summary of Trade receivables, net of allowance for doubtful accounts is as follows (in millions):

	December 31,
	2019	2018
Trade receivables — billed	$136.6	$136.6
Trade receivables — unbilled	39.8	37.0
Trade receivables	176.4	173.6
Allowance for doubtful accounts	(1.3)	(1.3)
Trade receivables, net	$175.1	$172.3

In addition to the amounts above, we have unbilled receivables that we do not expect to collect within the next year included in Other non-current assets in our Consolidated Balance Sheets. Billings for these receivables are based on contractual terms. Refer to Note 11 — Other Non-Current Assets.
The allowance for doubtful accounts represents management's estimate of uncollectible balances. We determine the allowance based on known troubled accounts, historical experience and other currently available evidence. We write off trade receivables when the likelihood of collection of a trade receivable balance is considered remote.
The rollforward of allowance for doubtful accounts is as follows (in millions):

	Year ended December 31,
	2019	2018	2017
Beginning balance	$(1.3)	$(1.9)	$(2.2)
Bad debt expense	(1.6)	(0.6)	(0.8)
Write-offs, net of recoveries	1.6	1.2	1.1
Ending balance	$(1.3)	$(1.3)	$(1.9)

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in millions):

	December 31,
	2019	2018
Prepaid expenses	$37.1	$43.9
Contract assets	19.5	14.8
Other current assets	8.2	8.6
Prepaid expenses and other current assets	$64.8	$67.3

Contract Assets
A contract asset represents our expectation of receiving consideration in exchange for products or services that we have transferred to our client. Contract assets and liabilities, or deferred revenues, are determined and presented on a net basis at the contract level since the rights and obligations in a contract with a client are interdependent. In contrast, a receivable is our right to consideration that is unconditional except for the passage of time required before payment of that consideration is due. The difference in timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables, contract assets and deferred revenues from client advances and deposits. We account for receivables in accordance with ASC Topic 310, Receivables (“ASC 310”), and assess both contract assets and receivables for impairment in accordance with ASC 310. There were no impairment charges related to contract assets for the years ended December 31, 2019 and 2018.
Our short-term contract assets are included in Prepaid expenses and other current assets in our Consolidated Balance Sheets. Our long-term contract assets are included in Other non-current assets in our Consolidated Balance Sheets. Refer to Note 11 — Other Non-Current Assets.
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
Computer Software, Net
Computer software, net includes internally developed software, purchased software, software acquired in business combinations and asset acquisitions, less accumulated amortization. Software acquired in business combinations is recorded at its fair value and amortized using the straight-line method over its remaining estimated useful life, ranging from 3 to 10 years. Purchased software is recorded at cost and amortized using the straight-line method over its estimated useful life, ranging from 3 to 7 years.
Internal development costs are accounted for in accordance with ASC Topic 985, Software, Subtopic 20, Costs of Software to Be Sold, Leased, or Marketed, or ASC Topic 350, Intangibles - Goodwill and Other, Subtopic 40, Internal-Use Software. For computer software products to be sold, leased or marketed, all costs incurred to establish technological feasibility are research and development costs and are expensed as they are incurred. Costs incurred subsequent to establishing technological feasibility, such as programmers' salaries, related payroll costs and costs of independent contractors, are capitalized and amortized on a product-by-product basis commencing on the date of general release to clients. We do not capitalize any costs once the product is available for general release to clients. Judgment is required in determining when technological feasibility of a product is established. The timing of when various research and development projects become technologically feasible or ready for release can cause fluctuations in the amount of research and development costs that are expensed or capitalized in any given period. Generally, we amortize capitalized costs on a straight-line basis. However, we use an accelerated amortization method equal to the ratio of revenues generated by the software solution in the current year as a percentage of the estimated current and future revenues over its estimated useful life if that ratio is greater than the percentage to be amortized using the straight-line method. The estimated remaining software life generally ranges from 5 to 10 years.
For internal-use computer software products, internal and external costs incurred during the preliminary project stage are expensed as they are incurred. Internal and external costs incurred during the application development stage are capitalized and amortized commencing on the date the product is ready for its intended use. We do not capitalize any costs once the software is

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

ready for its intended use. Amortization expense is recorded using the straight-line method over the software's estimated useful life, generally ranging from 5 to 7 years.
We also assess the recorded value for impairment on a regular basis by comparing the carrying value to the estimated future cash flows to be generated by the underlying software asset.
Other Intangible Assets, Net
Other intangible assets, net consist primarily of client relationships that are recorded in connection with acquisitions at their fair value based on the results of a valuation analysis, less accumulated amortization. Client relationships are amortized over their estimated useful lives using an accelerated method that takes into consideration expected customer attrition rates over a period of up to 10 years from the acquisition date.
Our property records database, which is an intangible asset not subject to amortization, is included in Other non-current assets in our Consolidated Balance Sheets. Refer to Note 11 — Other Non-Current Assets.
Impairment Testing
Long-lived assets, including property and equipment, computer software and other intangible assets with definite useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. We did not have any events or circumstances indicating impairment of our long-lived assets for the years ended December 31, 2019, 2018 or 2017.
Goodwill
Goodwill represents the excess of cost over the fair value of identifiable assets acquired and liabilities assumed in business combinations. Goodwill is not amortized and is tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to the carrying amount. Goodwill is tested for impairment at the reporting unit level. In evaluating the recoverability of goodwill, we consider the amount of excess fair value over the carrying value of each reporting unit, the period of time since a reporting unit's last quantitative test, and other factors to determine whether or not to first perform a qualitative test. When performing an annual goodwill impairment analysis based on a review of qualitative factors, we evaluate if events and circumstances exist that lead to a determination that the fair value of each reporting unit is more likely than not greater than its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we perform a quantitative impairment test. The quantitative test includes determining the fair value of a reporting unit based on a weighted average of multiple valuation methods, primarily a combination of an income approach and a market approach, which are Level 3 and Level 2 inputs, respectively. The income approach includes the present value of estimated future cash flows, while the market approach uses earnings multiples of similar guideline public companies. If the fair value of a reporting unit exceeds its carrying amount, goodwill is not impaired and further testing is not required. We did not have any events or circumstances indicating impairment of our goodwill during the years ended December 31, 2019, 2018 and 2017.
Investments in Unconsolidated Affiliates
We account for our investments in unconsolidated affiliates using the equity method of accounting. During the third quarter of 2019, we had a change in accounting principle to eliminate the one-quarter lag related to our D&B Investment, as defined below. Refer to Note 4 — Investments in Unconsolidated Affiliates for further information related to our D&B Investment. We record our share of equity-based compensation expense of unconsolidated affiliates as an adjustment to our investment with a related adjustment to our equity.
Deferred Contract Costs, Net
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

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Deferred contract costs are amortized on a systematic basis consistent with the transfer to the client of the solutions or services to which the asset relates. We consider the explicit term of the contract with the client, expected renewals and the rate of change related to our solutions in determining the amortization period, which ranges from 5 to 10 years.
In the event indications exist that a deferred contract cost asset related to a particular contract may not be recoverable, undiscounted estimated cash flows of the total period over which economic benefits for providing the related products or services are expected to be received are projected and compared to the unamortized deferred contract cost balance. If the projected cash flows and any unrecognized revenues are not adequate to recover the unamortized cost, the balance would be adjusted with a charge to earnings to reduce the carrying amount to the contract's net realizable value, including any termination fees provided for under the contract, in the period such a determination is made.
Amortization expense for deferred contract costs is included in Depreciation and amortization in our Consolidated Statements of Earnings and Comprehensive Earnings. Refer to the "Depreciation and Amortization" section below.
Leases
We determine if an arrangement is a lease at contract inception. Right-of-use assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments according to the arrangement. Operating and finance lease right-of-use assets and lease liabilities are recognized as of the commencement date based on the present value of the lease payments over the lease term. We use the implicit rate when it is readily determinable. Otherwise, we use our incremental borrowing rate based on the information available as of the commencement date in determining the present value of lease payments. The lease term we use for the valuation of our right-of-use assets and lease liabilities may include options to extend or terminate the lease when it is reasonably certain that we will exercise those options. Lease expense is recognized on a straight-line basis over the expected lease term.
Right-of-use assets and lease liabilities are recognized for our leases. Right-of-use assets for our operating leases are included in Other non-current assets in our Consolidated Balance Sheets. Refer to Note 11 — Other Non-Current Assets. Right-of-use assets for our finance leases are included in Property and equipment, net in our Consolidated Balance Sheets. Refer to Note 7 — Property and Equipment. For discussion of our operating and finance lease liabilities refer to Note 15 — Leases and Note 12 — Long-Term Debt.
Trade Accounts Payable and Other Accrued Liabilities
The carrying amount reported in the Consolidated Balance Sheets for Trade accounts payable and other accrued liabilities approximates fair value because of their short-term nature.
Loss Contingencies
ASC Topic 450, Contingencies, requires that we accrue for loss contingencies associated with outstanding litigation, claims and assessments, as well as unasserted claims for which management has determined it is probable that a loss contingency exists and the amount of loss can be reasonably estimated. Refer to Note 14 — Commitments and Contingencies. Legal fees are expensed as incurred.
Deferred Compensation Plan
Prior to the Distribution, certain of our management-level employees and directors participated in the FNF Deferred Compensation Plan (the "FNF DCP"). The FNF DCP permitted participants to defer receipt of part of their current compensation. Participant benefits for the FNF DCP were provided by a funded rabbi trust. The compensation withheld from FNF DCP participants, together with investment income on the FNF DCP, was recorded as a deferred compensation obligation to participants. The underlying rabbi trust and the related liability was historically carried by FNF. As a result of the Distribution, the liability to Black Knight participants in the FNF DCP, as well as the related assets of the funded rabbi trust, were transferred to the newly-formed Black Knight Deferred Compensation Plan (the "BK DCP") in a non-cash transaction. The terms of the BK DCP are consistent with the terms of the former FNF DCP. The assets of the funded rabbi trust are included in Other non-current assets in our Consolidated Balance Sheets. Refer to Note 11 — Other Non-Current Assets. As of December 31, 2019 and 2018, $14.6 million and $10.9 million, respectively, of the related liability is included in Other non-current liabilities on the Consolidated Balance Sheets. As of December 31, 2019 and 2018, $0.9 million and $0.7 million, respectively, of the related liability is included in Trade accounts payable and other accrued liabilities on the Consolidated Balance Sheets.
Equity-Based Compensation
We expense employee equity-based payments under ASC Topic 718, Compensation—Stock Compensation, which requires compensation cost measured using the grant date fair value of equity-based payments to be recognized over the requisite service

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

period, which generally equals the vesting period. For awards with a performance condition, we recognize compensation cost under the graded vesting method over the requisite service period of the award, which at times results in accelerated recognition of the cost. The fair value of our restricted stock awards is measured based on the closing market price of our stock on the grant date. Income tax effects of awards are recorded in our Consolidated Statements of Earnings and Comprehensive Earnings when the awards vest or are settled. We account for forfeitures as they occur.
Earnings Per Share
Basic net earnings per share is computed by dividing Net earnings attributable to Black Knight by the weighted-average number of shares of common stock outstanding during the period. Diluted net earnings per share includes the effect of unvested restricted stock awards. See Note 5—Earnings Per Share for a more detailed discussion.
Deferred Revenues
Deferred revenues represent our obligation to transfer products or services to our client for which we have received consideration, or an amount of consideration is due, from the client. During the years ended December 31, 2019 and 2018, revenues recognized related to the amount included in the Deferred revenues balance at the beginning of each year were $55.9 million and $51.7 million, respectively.
Revenue Recognition
We recognize revenues primarily relating to software and hosting solutions, professional services and data solutions. We are often party to multiple concurrent contracts or contracts that combine multiple solutions and services. These situations require judgment to determine if multiple contracts should be combined and accounted for as a single arrangement. In making this determination, we consider (i) the economics of each individual contract and whether or not it was negotiated on a standalone basis and (ii) if multiple promises represent a single performance obligation. Many times these arrangements include offerings from more than one segment to the same client.
At contract inception, we assess the performance obligations, or deliverables, we have agreed to provide in the contract and determine if they are individually distinct or if they should be combined with other performance obligations. We combine performance obligations when an individual performance obligation does not have standalone value to our client. For example, we typically combine the delivery of complex, proprietary implementation-related professional services with the delivery of the related software solution.
Contract modifications require judgment to determine if the modification should be accounted for as (i) a separate contract, (ii) the termination of the original contract and creation of a new contract or (iii) a cumulative catch-up adjustment to the original contract. When evaluating contract modifications, we must identify the performance obligations of the modified contract and determine both the allocation of revenues to the remaining performance obligations and the period of recognition for each identified performance obligation.
We include any fixed consideration within our contracts as part of the total transaction price. Generally, we include an estimate of the variable amount within the total transaction price and update our assumptions over the duration of the contract. We do not include taxes collected from clients and remitted to governmental authorities. The transaction price is allocated to our performance obligations in proportion to their relative standalone selling prices (“SSP”). SSP is the price for which we would sell a distinct solution or service separately to a client and is determined at contract inception. For a majority of our revenues, we have observable selling prices for our related solutions and services. However, if observable selling prices are not available, establishing SSP requires significant judgment. The estimated SSP considers all reasonably available information, including market conditions, demands, trends, our specific factors and information about the client or class of client. The adjusted market approach is generally used for new solutions and services or when observable inputs are limited or not available.
The following describes the nature of our primary sources of revenue and the related revenue recognition policies:
Software and Hosting Solutions Revenues
Software and hosting solutions revenues are primarily comprised of software as a service (“SaaS”) offerings for various systems that perform processing and workflow management as well as provide data and analytics. To a lesser extent, we sell software licenses where hosting services may or may not be included in the arrangement. Contracts for software and hosting solutions typically span five to seven years.
For our SaaS offerings, we promise our clients to stand ready to provide continuous access to our processing platforms and perform an unspecified quantity of processing services for a specified term. For this reason, processing services are generally viewed as a stand-ready performance obligation comprised of a series of distinct daily services. We typically satisfy these

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

performance obligations over time as the services are provided. A time-elapsed output method is used to measure progress because our efforts are expended evenly throughout the period given the nature of the promise is a stand-ready service. We evaluate our variable payment terms related to these revenues, and they generally meet the criteria for allocating variable consideration entirely to one or more, but not all, performance obligations in a contract. Accordingly, when the criteria are met, variable amounts based on the number and type of services performed during a period are allocated to and recognized on the day in which we perform the related services. Fixed fees for processing services are generally recognized ratably over the contract period.
Our software licenses generally have significant standalone functionality to our clients upon delivery. Our software licenses are generally considered distinct performance obligations, and revenue allocated to the software license is typically recognized at a point in time upon delivery of the license.
In conjunction with software licenses, we commonly provide our clients with additional services such as maintenance as well as associated implementation and other professional services related to the software license. Maintenance is typically comprised of technical support and unspecified updates and upgrades. We generally satisfy these performance obligations evenly using a time-elapsed output method over the contract term given there is no discernible pattern of performance. When a software license contract also includes professional services that provide significant modification or customization of the software license, we combine the software license and professional services into a single performance obligation, and revenues for the combined performance obligation are recognized as the professional services are provided consistent with the methods described below for professional services revenues.
We have contracts where the licensed software is offered in conjunction with hosting services. The licensed software may be considered a separate performance obligation from the hosting services if the client can take possession of the software during the contractual term without incurring a significant penalty and if it is feasible for the client to run the software on its own infrastructure or hire a third party to host the software. If the licensed software and hosting services are separately identifiable, license revenue is recognized when the hosting services commence and it is within the client’s control to obtain a copy of the software, and hosting revenue is recognized using the time-elapsed output method as the service is provided. If the software license is not separately identifiable from the hosting service, then the related revenues for the combined performance obligation is recognized ratably over the hosting period.
Professional Services Revenues
Professional services revenues are generally comprised of implementation, conversion, programming, training and consulting services associated with our SaaS and licensed software agreements. Professional services such as training, dedicated teams and consulting services are generally distinct. Distinct professional services revenues are primarily billed on a time and materials basis, and revenues are recognized over time as the services are performed. A portion of our professional services revenues are derived from contracts for dedicated personnel resources who are often working full-time at a client site and under the client's direction. These revenues generally recur as contracts are renewed.
In assessing whether implementation services provided on SaaS or licensed software agreements are a distinct performance obligation, we consider whether the services are both capable of being distinct (i.e., the client can benefit from the services alone or in combination with other resources that are readily available to the client) and distinct within the context of the contract (i.e., separately identifiable from the other performance obligations in the contract). Professional services that are not distinct from an associated solution or offering are recognized over the common measure of progress for the overall performance obligation (typically a time-elapsed output measure that corresponds to the period over which the solution or offering is made available to the client).
Data Solutions Revenues
Revenues from data solutions are primarily from licenses for historical data and valuation-related analytical services and are generally distinct. License fees are recognized at a point in time upon delivery. Revenues allocated to data updates are recognized ratably over the period the updates are provided. In addition, to the extent that we provide continuous access to data through a hosted software platform, we recognize revenues ratably over the contract term.
Operating Expenses
Operating expenses include all costs, excluding depreciation and amortization, incurred by us to produce revenues. Operating expenses primarily include compensation costs, including equity-based compensation and benefits, hardware and software maintenance costs, software subscription costs, cloud computing costs, rent-related costs and professional services. Equity-based compensation is included within Corporate and Other in Note 21—Segment Information.
General and administrative expenses, which are primarily included in Operating expenses within Corporate and Other in Note 21—Segment Information, include compensation costs, including benefits and equity-based compensation, hardware and software maintenance costs, software subscription costs, rent-related costs and other costs associated with the marketing, human resources,

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

legal, enterprise risk, finance and other support functions. General and administrative expenses also include certain professional and legal fees and costs of advertising and other marketing-related programs.
Depreciation and Amortization
Depreciation and amortization includes the following (in millions):

	Year ended December 31,
	2019	2018	2017
Computer software	$97.3	$94.5	$84.0
Other intangible assets	59.3	57.2	67.8
Deferred contract costs	42.9	32.9	25.7
Property and equipment	36.7	32.4	29.0
Total	$236.2	$217.0	$206.5

Computer software amortization for the year ended December 31, 2018 includes accelerated amortization of $1.7 million related to certain internally developed software. Deferred contract costs amortization for the years ended December 31, 2019, 2018 and 2017 includes accelerated amortization of $6.2 million, $3.4 million and $3.3 million, respectively.
Transition and Integration Costs
Transition and integration costs for 2019 primarily consisted of costs associated with acquisition-related costs and expense reduction initiatives. In 2018, these costs primarily consisted of costs associated with executive transition, transition-related costs as we transferred certain corporate functions from FNF following the Distribution and acquisition-related costs. In 2017, these costs primarily consisted of legal and professional fees related to the Distribution and transition-related costs following the Distribution.
Interest Expense, Net
Interest expense, net consists primarily of interest expense on our borrowings, amortization of our debt issuance costs and original issue discount, payments on our interest rate swaps, commitment fees on our revolving credit facility and administrative agent fees net of capitalized interest and interest income. In 2017, Interest expense, net also includes a guarantee fee that we paid FNF for their guarantee of our senior notes prior to the Senior Notes Redemption (as defined in Note 12—Long Term Debt) and amortization of our bond premium.
Income Taxes
Black Knight is treated as a corporation under applicable federal and state income tax laws. We are subject to income tax in the U.S. and certain state jurisdictions in which we operate and record the tax effects as a part of the tax accounting process of preparing the consolidated financial statements. Our India subsidiary is subject to income tax in India. The tax accounting process involves calculating current tax expense together with assessing basis differences resulting from differing recognition of items for income tax and GAAP accounting purposes. These differences result in current and deferred income tax assets and liabilities, which are included within the Consolidated Balance Sheets. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable earnings in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of changes in tax rates and laws in future periods, if any, is reflected in the consolidated financial statements in the period enacted. We must then assess the likelihood that deferred income tax assets will be recovered from future taxable earnings and, to the extent we believe that recovery is not likely, establish a valuation allowance. We believe that based on our historical pattern of taxable earnings, projections of future earnings, tax planning strategies, reversing taxable timing differences and other relevant evidence, we will produce sufficient earnings in the future to realize recorded deferred income tax assets. To the extent we establish a valuation allowance or increase an allowance in a period, we would reflect the increase as expense within Income tax expense in the Consolidated Statements of Earnings and Comprehensive Earnings. Determination of income tax expense requires estimates and can involve complex issues that may require an extended period to resolve. Further, the estimated level of annual earnings before income tax can cause the overall effective income tax rate to vary from period to period. We believe our tax positions comply with applicable tax law, and we adequately provide for any known tax contingencies. Final determination of prior-year tax liabilities, either by settlement with tax authorities or expiration of statutes of limitations, could be materially different than estimates reflected in assets and liabilities and historical income tax expense. The outcome of these final determinations could have a material effect on our income tax expense, net earnings or cash flows in the period that determination is made.

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Treasury Shares
Shares held in treasury are at cost. Shares held in treasury at the time of the Distribution were canceled for no consideration. In connection with this transaction, we made a policy election to charge the cost in excess of par value to Retained earnings when we cancel or retire treasury shares.
Recent Accounting Pronouncements
Recently Adopted Pronouncements
Leases (ASC Topic 842, Leases ("ASC 842"))
In February 2016, the FASB issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842), as well as several other related updates, which were codified as ASC 842. On January 1, 2019, we adopted this update using the effective date transition method. The reported results for the year ended December 31, 2019 reflect the application of ASC 842, while the comparative information has not been restated and continues to be reported under the related lease accounting standards in effect for those periods. The adoption of this update represents a change in accounting principle and resulted in the recognition of right-of-use assets and lease liabilities of $28.9 million on January 1, 2019. We elected the package of practical expedients, which permits us to leverage our prior conclusions about lease identification, lease classification and initial direct costs incurred. We also elected the practical expedient to combine lease and non-lease components when determining the value of right-of-use assets and lease liabilities, as well as the practical expedient to exclude leases with an initial term of 12 months or less. The primary effect of adopting this update relates to the recognition of our operating leases on our Consolidated Balance Sheets and providing additional disclosures about our leasing activities. As of January 1, 2019, we did not have any finance leases. Refer to Note 11 — Other Non-Current Assets, Note 12 — Long-Term Debt and Note 15 — Leases for additional disclosures related to our leasing activities.
Revenue Recognition (ASC 606)
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), as well as several other related updates, which were codified as ASC 606. On January 1, 2018, we adopted this update using the modified retrospective method. Under this method, we recognized the cumulative effect of applying the new revenue recognition standard to existing revenue contracts that were active as of the adoption date as an adjustment to the opening balance of Retained earnings. The reported results for the years ended December 31, 2019 and 2018 reflect the application of ASC 606, while the comparative information has not been restated and continues to be reported under the related accounting standards in effect for the period. The adoption of ASC 606 represents a change in accounting principle that is intended to more closely align revenue recognition with the delivery of our services and provides financial statement readers with enhanced disclosures.
The effect of ASC 606 on our consolidated finance statements as of December 31, 2018 and for the year ended December 31, 2018 is disclosed in Note 16 — Revenues.
Other Accounting Pronouncements
In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815). This update expands the permissible benchmark interest rates to include the Secured Overnight Financing Rate and the Overnight Index Swap Rate as benchmark interest rates for hedge accounting purposes. We adopted this update on January 1, 2019. This update is required to be applied prospectively to qualifying new or redesignated hedging relationships entered into on and after the date of adoption. We did not enter into new hedging relationships in 2019. We continue to monitor developments related to London Interbank Offered Rate ("LIBOR") transition date and effects it may have on our strategy, systems and processes. Interest rates related to our credit agreement are based on the Eurodollar rate, which is based on LIBOR. The terms of our interest rate swap agreements are also based on LIBOR.
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This update more closely aligns the accounting treatment of implementation costs for cloud solutions to the treatment of costs to develop or obtain internal-use software. Costs incurred during the planning and post-implementation stages are typically expensed, while costs incurred during the development stage are typically capitalized. The capitalized implementation costs are to be expensed over the term of the hosting arrangement including renewal options to the extent those options are expected to be utilized. This update also requires the capitalized implementation costs to be presented in the consolidated financial statements consistent with the presentation of the ongoing fees and payments associated with the cloud arrangement. We adopted this update on January 1, 2019 and applied its amendments prospectively. This update did not have a material effect on our Consolidated Financial Statements and related disclosures.

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Not Yet Adopted Pronouncements
Current Expected Credit Losses (ASC Topic 326, Financial Instruments - Credit Losses ("ASC 326"))
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses, as well as several other related updates, which were codified as ASC 326. This update significantly changes how companies measure and recognize credit impairment for many financial assets. The new Current Expected Credit Loss Model requires companies to immediately recognize an estimate of credit losses expected to occur over the remaining life of the financial assets included in the scope of this standard.
Our financial assets that are included in the scope of these updates are primarily trade receivables and contract assets. We applied an integrated approach to analyzing the effects of ASC 326, including developing accounting policies and positions, evaluating differences from applying the requirements of the new standard to our existing business practices and assessing the need for any changes in our processes and design of internal controls.
The primary effect of adopting the new standard relates to the changes in our estimated credit losses and providing additional disclosures about our financial assets that are included in the scope of this new standard. Based on our assessment, we did not identify a material change in our business practices.
The new standard requires companies to use a modified retrospective adoption approach. We will adopt ASC 326 on January 1, 2020 using this approach. We do not expect this update to have a material effect on our consolidated financial statements and related disclosures.
Other Accounting Pronouncements
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This update simplifies accounting for income taxes by eliminating some exceptions to the general approach in ASC 740, Income Taxes, related to intraperiod tax allocation, the methodology for calculating income tax in an interim period and the recognition of deferred tax liabilities for outside basis differences. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 with early adoption permitted. The amendments in this update should be applied on either a retrospective basis, modified retrospective basis or prospectively, depending on the provision within the amendment. We do not expect the adoption of this update to have a material effect on our consolidated financial statements and related disclosures.
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

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2019 Acquisition
On September 13, 2019, we completed the acquisition of Compass Analytics, LLC ("Compass Analytics"), a financial technology provider of advanced pricing and valuation solutions to support loan officers and capital market professionals. The acquisition expands our footprint in capital markets, adds mortgage servicing rights valuation capabilities to our solutions and establishes end-to-end connectivity and pricing between originators and mortgage investors. The Compass Analytics acquisition does not meet the definition of "significant" pursuant to Article 3 of Regulation S-X (§210.3-05). The results of operations of Compass Analytics are not material to our consolidated financial statements and related disclosures.
Allocation of Purchase Price
The purchase price of the Compass Analytics acquisition was allocated to the assets acquired and liabilities assumed based on their estimated fair value at the acquisition date. The fair value of the acquired Computer software, Other intangible assets and contingent consideration was primarily determined using a third-party valuation based on significant estimates and assumptions, including Level 3 inputs, which are judgmental in nature. These estimates and assumptions include the projected timing and amount of future cash flows, discount rates reflecting the risk inherent in the future cash flows and future market prices. The fair value of estimated liabilities for pre-acquisition tax exposure is preliminary.
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

The purchase agreement requires us to pay additional cash consideration based on revenues recognized over a two-year period from the acquisition date. We recorded a contingent consideration liability of $9.0 million as part of the Compass Analytics acquisition. As of December 31, 2019, $4.2 million of the contingent consideration liability is included in Trade accounts payable and other accrued liabilities and $4.8 million is included in Other non-current liabilities in our Consolidated Balance Sheets. The contingent consideration is subject to remeasurement at each reporting date until settlement. Refer to Note 13 — Fair Value Measurements. As of December 31, 2019, the contingent consideration amount approximates half of the total anticipated remaining payments we expect to have related to the purchase agreement. In accordance with ASC Topic 805, Business Combinations, the portion of the estimated payment that was not recognized as contingent consideration at the time of the acquisition will be expensed ratably over a two-year period due to an ongoing employment requirement.
Additionally, we incurred direct transaction costs of $0.2 million for the year ended December 31, 2019 that are included in Transition and integration costs on the Consolidated Statements of Earnings and Comprehensive Earnings.

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Estimated Useful Lives of Computer Software and Other Intangible Assets Acquired
As of the acquisition date, the gross carrying value and weighted average estimated useful lives of Computer software and Other intangible assets acquired during the year ended December 31, 2019 consisted of the following (dollars in millions):

	Gross carrying value	Weighted average estimated life (in years)
Computer software	$9.4	5
Other intangible assets:
Client relationships	19.1	10
Trade names	1.4	3
Non-compete agreements	0.9	5
Other intangible assets	21.4
Total gross carrying value	$30.8

2018 Acquisitions
HeavyWater
On May 31, 2018, we completed our acquisition of HeavyWater, Inc. ("HeavyWater"), a provider of artificial intelligence and machine learning to the financial services industry. HeavyWater's AIVASM solution reads, comprehends and draws conclusions based on context to mimic cognitive thinking and build expertise over time. HeavyWater's AIVASM solution is being integrated into our premier solutions and allows clients to deploy artificial intelligence and machine learning within other parts of their organizations to help enhance efficiency, effectiveness and accuracy.
Ernst
On November 6, 2018, we completed the acquisition of Ernst Publishing Co., LLC and two related entities (collectively, "Ernst"), a provider of technology and closing cost data for the real estate and mortgage industries. Ernst's capabilities are being integrated into our premier suite of origination solutions and augment our existing fee engine to create a unified access point for all fee-related needs.
Total consideration paid, net of cash received, was $43.4 million for 100% of the equity interests in HeavyWater and Ernst. Additionally, we incurred direct transaction costs of $0.1 million for the year ended December 31, 2018 that are included in Transition and integration costs on the Consolidated Statements of Earnings and Comprehensive Earnings.
(4)    Investments in Unconsolidated Affiliates
On August 8, 2018, an investment consortium (the “Consortium”) including Cannae Holdings, Inc. (“Cannae”), CC Capital Partners LLC, Bilcar, LLC and funds associated with THL along with other investors entered into equity commitments in connection with the acquisition of The Dun & Bradstreet Corporation, a Delaware corporation ("D&B"). Contemporaneously, D&B entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among D&B, Star Parent, L.P., a Delaware limited partnership ("Star Parent"), and Star Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Star Parent, pursuant to which, through a series of transactions, D&B would be a wholly-owned subsidiary of Star Parent (the "D&B Acquisition").
On January 24, 2019, we entered into an Assignment and Investment Agreement as part of the Consortium.
On February 8, 2019, the Consortium completed the D&B Acquisition for $145.00 in cash for each share of D&B common stock then outstanding, which included our $375.0 million investment in Star Parent (the "February 2019 D&B Investment") funded through a borrowing on our revolving credit facility. In connection with the closing, we were issued certain limited partner interests in Star Parent, representing approximately 18.1% of the outstanding common equity of Star Parent.
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
The table below summarizes the carrying amount of our D&B Investment and our maximum exposure related to our variable interests in Star Parent (in millions):

	December 31, 2019
	Total assets	Maximum exposure
Investment in Star Parent	$291.3	$291.3

We do not consolidate Star Parent because we are not the primary beneficiary. We account for our D&B Investment as an equity method investment, which results in our D&B Investment being recorded within Investments in unconsolidated affiliates on our Consolidated Balance Sheets.
During 2019, Star Parent adopted ASC 842 using the effective date of January 1, 2019 as its date of initial application. The adoption of this update did not have a material effect on the operating results of Star Parent.
Summarized consolidated financial information for Star Parent is presented below as of December 31, 2019 and for the period from February 8, 2019 to December 31, 2019 (in millions):

December 31, 2019
Current assets	$418.6
Non-current assets	8,694.0
Total assets	$9,112.6

Current liabilities, including short-term debt	$1,090.4
Non-current liabilities	5,414.8
Total liabilities	6,505.2
Cumulative preferred series A stock	1,030.6
Total capital	1,576.8
Total liabilities and partners' capital	$9,112.6

For the period February 8 to December 31, 2019
Revenues	$1,413.9
Loss before provision for income taxes and equity in net income of affiliates	$(540.0)
Net loss	$(425.8)
Net loss attributable to Star Parent	$(546.3)

The summarized consolidated financial information for Star Parent was derived from the consolidated financial information of Star Parent as of December 31, 2019 and for the period from February 8, 2019 to December 31, 2019.
For the year ended December 31, 2019, equity in losses related to our D&B Investment were $73.9 million, net of income tax benefit of $25.0 million.

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(5)	Earnings Per Share
Basic earnings per share is computed by dividing Net earnings attributable to Black Knight by the weighted-average number of shares of common stock outstanding during the period.
For the periods presented, potentially dilutive securities include unvested restricted stock awards and the shares of BKFS Class B common stock prior to the Distribution. For the year ended December 31, 2017, the numerator in the diluted net earnings per share calculation is adjusted to reflect our income tax expense at an expected effective tax rate assuming the conversion of the shares of BKFS Class B common stock into shares of BKFS Class A common stock on a one-for-one basis prior to the Distribution. The effective tax rate for the year ended December 31, 2017 was (16.7)%, including the effect of the benefit related to the revaluation of our net deferred income tax liability and certain other discrete items recorded during 2017. For the year ended December 31, 2017, the denominator includes approximately 63.1 million shares of BKFS Class B common stock outstanding prior to the Distribution. The denominator also includes the dilutive effect of approximately 0.9 million, 0.6 million and 0.6 million shares of unvested restricted shares of common stock for the years ended December 31, 2019, 2018 and 2017, respectively.
The shares of BKFS Class B common stock did not share in the earnings or losses of Black Knight and were, therefore, not participating securities. Accordingly, basic and diluted net earnings per share of BKFS Class B common stock have not been presented.
The computation of basic and diluted earnings per share is as follows (in millions, except per share amounts):

	Year ended December 31,
	2019	2018	2017
Basic:
Net earnings attributable to Black Knight	$108.8	$168.5	$182.3
Shares used for basic net earnings per share:
Weighted average shares of common stock outstanding	147.7	147.6	88.7
Basic net earnings per share	$0.74	$1.14	$2.06

Diluted:
Earnings before income taxes and equity in losses of unconsolidated affiliates			$192.4
Income tax benefit excluding the effect of noncontrolling interests			(32.2)
Net earnings			$224.6
Net earnings attributable to Black Knight	$108.8	$168.5
Shares used for diluted net earnings per share:
Weighted average shares of common stock outstanding	147.7	147.6	88.7
Dilutive effect of unvested restricted shares of common stock	0.9	0.6	0.6
Weighted average shares of BKFS Class B common stock outstanding	—	—	63.1
Weighted average shares of common stock, diluted	148.6	148.2	152.4
Diluted net earnings per share	$0.73	$1.14	$1.47

(6)	Related Party Transactions
D&B
As of February 8, 2019, D&B is considered to be a related party primarily due to the combination of certain shared board members, members of executive management and our D&B Investment. Refer to Note 4 — Investments in Unconsolidated Affiliates. As of December 31, 2019, we had a related party receivable of $0.2 million from D&B.

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

FNF
We are party to certain agreements with FNF, including agreements that were entered into when we were related parties. As a result of the Distribution, FNF no longer has an ownership interest in us, but was still considered a related party until December 1, 2019 due to the combination of certain shared board members, members of senior management and various agreements. As of December 1, 2019, the Chairman of our Board of Directors no longer serves as one of our executive officers, and FNF is no longer considered a related party.
We have various agreements with FNF to provide software, data and analytics services, as well as corporate shared services and information technology. We are also a party to certain other agreements under which we incur other expenses or receive revenues from FNF.
A detail of the revenues and expenses, net from FNF is as follows (in millions):

	Year ended December 31,
	2019(1)	2018	2017
Revenues	$59.5	$57.6	$56.8
Operating expenses	12.5	12.1	12.3
Guarantee fee	—	—	1.2
_______________________________________________________
(1) Transactions with FNF are summarized through November 30, 2019, the date after which FNF is no longer considered a related party.

We paid to FNF a guarantee fee of 1.0% of the outstanding principal of the Senior Notes (as defined in Note 12 — Long Term Debt) in exchange for the guarantee by FNF of the Senior Notes. For the year ended December 31, 2017, the guarantee fee was included in Interest expense, net on the Consolidated Statements of Earnings and Comprehensive Earnings. On April 26, 2017, the Senior Notes were redeemed, and we are no longer required to pay a guarantee fee.
THL
We were party to certain related party agreements with THL until May 11, 2018, the date of an underwritten secondary offering of shares of our common stock by affiliates of THL. As a result of this offering, certain affiliates of THL no longer have an ownership interest in us and are no longer considered related parties. Two managing directors of THL currently serve on our Board of Directors.
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

We purchased software and systems services from certain entities over which THL exercises control. For the year ended December 31, 2017, expenses, net from THL included in Operating expenses on our Consolidated Statements of Earnings and Comprehensive Earnings were $0.3 million.

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Consolidated Statements of Earnings and Comprehensive Earnings
A detail of related party items included in Revenues is as follows (in millions):

	Year ended December 31,
	2019(1)	2018	2017
Software services	$40.2	$35.9	$32.8
Data and analytics services	19.3	21.7	24.0
Total related party revenues	$59.5	$57.6	$56.8
_______________________________________________________
(1) Transactions with FNF are summarized through November 30, 2019, the date after which FNF is no longer considered a related party.

A detail of related party items included in Operating expenses (net of expense reimbursements) is as follows (in millions):

	Year ended December 31,
	2019(1)	2018	2017
Data entry, indexing services and other operating expenses	$8.8	$8.2	$5.1
Corporate services	3.8	4.9	9.2
Technology and corporate services	(0.1)	(1.0)	(1.7)
Total related party expenses, net	$12.5	$12.1	$12.6

_______________________________________________________
(1) Transactions with FNF are summarized through November 30, 2019, the date after which FNF is no longer considered a related party.

Consolidated Balance Sheets
As of December 31, 2018, related party contract assets were $4.8 million and are included in Prepaid expenses and other current assets in our Consolidated Balance Sheets. As of December 31, 2018, related party deferred revenues of $0.1 million are included in Deferred revenues (current) in our Consolidated Balance Sheets.
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
(7)    Property and Equipment
Property and equipment consist of the following (in millions):

	December 31,
	2019	2018
Land	$11.9	$11.9
Buildings and improvements	81.2	71.1
Leasehold improvements	7.1	6.7
Computer equipment	234.1	208.9
Furniture, fixtures and other equipment	11.2	11.0
Property and equipment	345.5	309.6
Accumulated depreciation and amortization	(168.6)	(132.5)
Property and equipment, net	$176.9	$177.1

On December 31, 2019, we entered into finance lease agreements for certain computer equipment. The leased equipment was valued at $13.7 million, net of prepaid maintenance and $0.3 million of imputed interest, and is included in Property and equipment, net on the Consolidated Balance Sheets. Refer to Note 12 — Long-Term Debt for additional information related to our finance leases.

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(8)    Computer Software
Computer software, net consists of the following (in millions):

	December 31,
	2019	2018
Internally developed software	$808.2	$746.0
Purchased software	78.9	60.7
Computer software	887.1	806.7
Accumulated amortization	(481.1)	(401.1)
Computer software, net	$406.0	$405.6

In the fourth quarter of 2019, we entered into agreements to acquire software in exchange for a combination of cash consideration and certain of our products and services. The software was acquired for $32.0 million, of which software valued at $6.5 million was received as of December 31, 2019 and resulted in non-cash investing activity of $4.8 million.
Internally developed software and purchased software are inclusive of amounts acquired through acquisitions. Refer to Note 3 — Business Acquisitions for further discussion.
Estimated amortization expense on computer software for the next five fiscal years is as follows (in millions):

2020(1)	$102.8
2021	96.9
2022	87.8
2023	79.4
2024	25.9

_______________________________________________________

(1)	Assumes assets not in service as of December 31, 2019 are placed in service equally throughout the year.
(9)    Other Intangible Assets
Other intangible assets consist of the following (in millions):

	December 31, 2019			December 31, 2018
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Client relationships	$587.1	$(441.4)	$145.7	$568.0	$(382.8)	$185.2
Other	9.1	(4.8)	4.3	6.9	(4.1)	2.8
Total intangible assets	$596.2	$(446.2)	$150.0	$574.9	$(386.9)	$188.0

Client relationships and other intangible assets are inclusive of amounts acquired through acquisitions. Refer to Note 3 — Business Acquisitions for further discussion.
Intangible assets, other than those with indefinite lives, are amortized over their estimated useful lives ranging from 3 to 10 years from the acquisition date using either a straight-line or accelerated method.
Estimated amortization expense on other intangible assets for the next five fiscal years is as follows (in millions):

2020	$51.2
2021	39.9
2022	28.4
2023	16.8
2024	5.3

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(10)    Goodwill
Goodwill consists of the following (in millions):

	Software Solutions	Data and Analytics	Corporate and Other	Total
Balance, December 31, 2017	$2,134.7	$172.1	$—	$2,306.8
HeavyWater and Ernst acquisitions (Note 3)	22.9	—	—	22.9
Balance, December 31, 2018	2,157.6	172.1	—	2,329.7
Compass Analytics acquisition (Note 3)	31.7	—	—	31.7
Balance, December 31, 2019	$2,189.3	$172.1	$—	$2,361.4

The increase in Goodwill related to our Compass Analytics acquisition is deductible for tax purposes. For the 2018 increase in Goodwill, $19.7 million is deductible for tax purposes and $3.2 million is not deductible for tax purposes.
(11)    Other Non-Current Assets
Other non-current assets consist of the following (in millions):

	December 31,
	2019	2018
Property records database	$60.1	$59.9
Contract assets	37.8	17.0
Right-of-use assets	26.4	—
Deferred compensation plan related assets	15.2	11.1
Unbilled receivables	3.5	5.0
Prepaid expenses	8.1	18.3
Unrealized gains on interest rate swaps	—	6.2
Other	7.7	4.3
Other non-current assets	$158.8	$121.8

(12)    Long-Term Debt
Long-term debt consists of the following (in millions):

	December 31, 2019				December 31, 2018
	Principal	Debt issuance costs	Discount	Total	Principal	Debt issuance costs	Discount	Total
Term A Loan	$1,203.1	$(5.2)	$—	$1,197.9	$1,234.4	$(6.9)	$—	$1,227.5
Revolving Credit Facility	310.0	(4.1)	—	305.9	82.5	(5.4)	—	77.1
Other	41.7	—	(1.3)	40.4	32.9	—	(0.8)	32.1
Total long-term debt	1,554.8	(9.3)	(1.3)	1,544.2	1,349.8	(12.3)	(0.8)	1,336.7
Less: Current portion of debt	80.0	(0.2)	(0.7)	79.1	53.2	(0.2)	(0.5)	52.5
Long-term debt, net of current portion	$1,474.8	$(9.1)	$(0.6)	$1,465.1	$1,296.6	$(12.1)	$(0.3)	$1,284.2

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Principal Maturities of Debt
As of December 31, 2019, principal maturities, including payments related to our finance leases, are as follows (in millions):

2020	$80.0
2021	72.3
2022	111.8
2023	1,290.7
Total	$1,554.8

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
As of December 31, 2019, the 2018 Term A Loan and the 2018 Revolving Credit Facility bear interest at the Eurodollar rate plus a margin of 150 basis points. As of December 31, 2019, we have $440.0 million of unused capacity on the 2018 Revolving Credit Facility and pay an unused commitment fee of 20 basis points. As of December 31, 2019, the interest rates on the 2018 Term A Loan and the 2018 Revolving Credit Facility were 3.30% and 3.10%, respectively.
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
The 2018 Term A Loan is subject to amortization of principal, payable in quarterly installments on the last day of each fiscal quarter equal to the percentage set forth below of the initial aggregate principal amount of the term loans for such fiscal quarter:

Payment Dates	Percentage
December 31, 2019 through and including March 31, 2020	0.63%
Commencing on June 30, 2020 through and including March 31, 2022	1.25%
Commencing on June 30, 2022 through and including March 31, 2023	2.50%

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

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Term A Loan and Revolver Refinancing
On April 26, 2017, BKIS entered into a Second Amendment to Credit and Guaranty Agreement (the “2015 Credit Agreement Second Amendment”) with the JPMorgan Chase Bank, N.A. as administrative agent, the guarantors party thereto, the other agents party thereto and the lenders party thereto. The 2015 Credit Agreement Second Amendment increased (i) the aggregate principal amount of the Term A Loan by $300.0 million to $1,030.0 million and (ii) the aggregate principal amount of commitments under the Revolving Credit Facility by $100.0 million to $500.0 million. The 2015 Credit Agreement Second Amendment also reduced the pricing applicable to the loans under the Term A Loan and Revolving Credit Facility by 25 basis points and reduced the unused commitment fee applicable to the Revolving Credit Facility by 5 basis points. The Term A Loan and Revolving Credit Facility bore interest at rates based upon, at the option of BKIS, either (i) the base rate plus a margin of between 25 and 100 basis points depending on the total leverage ratio of BKFS LLC and its restricted subsidiaries on a consolidated basis (the “Consolidated Leverage Ratio”) or (ii) the Eurodollar rate plus a margin of between 125 and 200 basis points depending on the Consolidated Leverage Ratio, subject to a Eurodollar rate floor of zero basis points. In addition, BKIS was required to pay an unused commitment fee of between 15 and 30 basis points on the undrawn commitments under the Revolving Credit Facility, also depending on the Consolidated Leverage Ratio. Pursuant to the terms of the 2015 Credit Agreement Second Amendment, the Term A Loan and the Revolving Credit Facility were to mature on February 25, 2022. The amount included in Other expense, net on the Consolidated Statements of Earnings and Comprehensive Earnings related to the Term A Loan and Revolving Credit Facility refinancing was $3.3 million. The 2015 Credit Agreement Second Amendment was replaced by the 2018 Credit Agreement on April 30, 2018.
Other Debt
On April 1, 2018, we entered into a financing agreement for $32.9 million, with an imputed interest rate of 3.4%, primarily related to certain data processing and maintenance services. On December 31, 2019, we entered into an amendment to the financing agreement for an additional $16.3 million with an imputed interest rate of 3.3%. Under the terms of the amendment, quarterly payments are due beginning January 2, 2020 through January 2, 2023. As of December 31, 2019, $10.5 million is included in the Current portion of debt in our Consolidated Balance Sheets and $15.8 million is included in Long-term debt, net of current portion in our Consolidated Balance Sheets.
Finance Lease
On December 31, 2019, we entered into one-year finance lease agreements. The finance lease liabilities of $14.1 million as of December 31, 2019 are included in the Current portion of debt on our Consolidated Balance Sheets. Refer to Note 15 — Leases for additional information related to our finance leases.
Senior Notes
Through April 25, 2017, BKIS had outstanding 5.75% senior notes, interest paid semi-annually, which were scheduled to mature on April 15, 2023 (the "Senior Notes"). The Senior Notes were senior unsecured obligations, registered under the Securities Act of 1933 and contained customary affirmative, negative and financial covenants, and events of default for indebtedness of this type (with grace periods, as applicable, and lender remedies). On April 26, 2017, we redeemed the remaining $390.0 million in aggregate principal of the outstanding Senior Notes at a price of 104.825% (the "Senior Notes Redemption") and paid $0.7 million in accrued interest. The amount included in Other expense, net on the Consolidated Statements of Earnings and Comprehensive Earnings related to the Senior Notes Redemption was $8.2 million.

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
On January 2, 2014, upon consummation of the acquisition of Lender Processing Services, Inc. ("LPS") by FNF, LPS entered into a Supplemental Indenture (the "Supplemental Indenture") with FNF, BKLS and the Trustee, to the Indenture dated as of October 12, 2012, among LPS, the subsidiary guarantors party thereto and the Trustee, related to the Senior Notes. Pursuant to the terms of the Supplemental Indenture, (i) FNF became a guarantor of LPS' obligations under the Senior Notes and agreed to fully and unconditionally guarantee the Senior Notes, on a joint and several basis with the guarantors named in the Indenture and (ii) BKLS became a "co-issuer" of the Senior Notes and agreed to become a co-obligor of LPS' obligations under the Indenture and the Senior Notes, on the same terms and subject to the same conditions as LPS, on a joint and several basis. As a result of FNF's guarantee of the Senior Notes, the Senior Notes were rated as investment grade, which resulted in the suspension of certain restrictive covenants in the Indenture. From May 26, 2015 through April 25, 2017, we paid to FNF a guarantee fee of 1.0% of the outstanding principal of the Senior Notes in exchange for the guarantee by FNF of the Senior Notes.
As a result of the Acquisition, the Senior Notes were adjusted to fair value, resulting in our recording a premium on the Senior Notes of approximately $23.3 million. The premium was amortized over the remaining term of the Senior Notes using the effective interest method. During the years ended December 31, 2018 and 2017, we recognized $0.5 million and $1.5 million of amortization, respectively, which is included as a component of Interest expense, net.
Fair Value of Long-Term Debt
The fair value of the Facilities approximates their carrying value at December 31, 2019 as they are variable rate instruments with short reset periods (either monthly or quarterly), which reflect current market rates. The fair value of our Facilities is based upon established market prices for the securities using Level 2 inputs.
Interest Rate Swaps
We enter into interest rate swap agreements to hedge forecasted monthly interest rate payments on our floating rate debt. As of December 31, 2019, we had the following interest rate swap agreements (collectively, the "Swap Agreements") (in millions):

Effective dates	Notional amount	Fixed rates
March 31, 2017 through March 31, 2022	$200.0	2.08%
September 29, 2017 through September 30, 2021	$200.0	1.69%
April 30, 2018 through April 30, 2023	$250.0	2.61%
January 31, 2019 through January 31, 2023	$300.0	2.65%

Under the terms of the Swap Agreements, we receive payments based on the 1-month LIBOR rate (approximately 1.80% as of December 31, 2019). During the year ended December 31, 2019, the following interest rate swap agreements expired (in millions):

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
It is our policy to execute derivative financial instruments with creditworthy banks and not to enter into such instruments for speculative purposes. We believe our interest rate swap counterparties will be able to fulfill their obligations under our agreements,

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

and we believe we will have debt outstanding through the various expiration dates of the swaps such that the occurrence of future cash flow hedges remains probable.
The estimated fair value of our Swap Agreements in the Consolidated Balance Sheets is as follows (in millions):

	December 31,
Balance sheet accounts	2019	2018
Prepaid expenses and other current assets	$—	$0.5
Other non-current assets	$—	$6.2
Other non-current liabilities	$21.9	$4.5

As of December 31, 2019, a cumulative loss of $21.9 million ($16.4 million net of tax) is reflected in Accumulated other comprehensive (loss) earnings. As of December 31, 2018, a cumulative gain of $2.2 million ($1.6 million net of tax) is reflected in Accumulated other comprehensive (loss) earnings. Below is a summary of the effect of derivative instruments on amounts recognized in Other comprehensive (loss) earnings ("OCE") on the accompanying Consolidated Statements of Earnings and Comprehensive Earnings (in millions):

	Year ended December 31, 2019		Year ended December 31, 2018		Year ended December 31, 2017
	Amount of loss recognized in OCE	Amount of gain reclassified from Accumulated OCE into Net earnings	Amount of loss recognized in OCE	Amount of gain reclassified from Accumulated OCE into Net earnings	Amount of gain recognized in OCE	Amount of loss reclassified from Accumulated OCE into Net earnings
Swap agreements
Attributable to noncontrolling interests	$—	$—	$—	$—	$1.7	$0.5
Attributable to Black Knight	(18.0)	—	(0.7)	(2.7)	3.7	0.4
Total	$(18.0)	$—	$(0.7)	$(2.7)	$5.4	$0.9

Approximately $6.8 million ($5.1 million net of tax) of the balance in Accumulated other comprehensive (loss) earnings as of December 31, 2019 is expected to be reclassified into Interest expense, net over the next 12 months.

(13)	Fair Value Measurements
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

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in millions):

	December 31, 2019				December 31, 2018
	Carrying amount	Fair value			Carrying amount	Fair value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents (Note 2)	$15.4	$15.4	$—	$—	$20.3	$20.3	$—	$—
Interest rate swaps (Note 12)	—	—	—	—	6.7	—	6.7	—

Liabilities:
Interest rate swaps (Note 12)	21.9	—	21.9	—	4.5	—	4.5	—
Contingent consideration (Note 3)	9.0	—	—	9.0	0.6	—	—	0.6

(14)	Commitments and Contingencies
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
PennyMac Litigation
On November 5, 2019, Black Knight Servicing Technologies, LLC (“BKST”), a wholly-owned indirect subsidiary of Black Knight, filed a Complaint and Demand for Jury Trial (the “Black Knight Complaint”) against PennyMac Loan Services, LLC (“PennyMac”) in the Circuit Court for the Fourth Judicial Circuit in and for Duval County, Florida. The Black Knight Complaint includes causes of action for breach of contract and misappropriation of MSP® System trade secrets in order to develop an imitation mortgage processing system intended to replace the MSP® System. The Black Knight Complaint seeks damages for breach of contract and misappropriation of trade secrets, injunctive relief under the Florida Uniform Trade Secrets Act and declaratory judgment that BKST owns all intellectual property and software developed by or on behalf of PennyMac as a result of its wrongful use of and access to the MSP® System and related trade secret and confidential information. PennyMac has filed a motion to compel arbitration of the Florida action.
Shortly after the filing of the Black Knight Complaint, on November 6, 2019, PennyMac filed an Antitrust Complaint (the “PennyMac Complaint”) against Black Knight in the United States District Court for the Central District of California. The PennyMac Complaint includes causes of action for alleged monopolization and attempted monopolization under Section 2 of the Sherman Antitrust Act, violation of California’s Cartwright Act, violation of California’s Unfair Competition Law and common law unfair competition under California law. The PennyMac Complaint seeks equitable remedies, damages and other monetary relief, including treble and punitive damages. Generally, PennyMac alleges that Black Knight relies on various anticompetitive, unfair, and discriminatory practices to maintain and to enhance its dominance in the mortgage servicing platform market and in an attempt to monopolize the platform software applications market. Black Knight moved to dismiss the PennyMac Complaint or have the action transferred to Florida based upon a forum selection clause in the agreement with BKST. On February 13, 2020, the judge granted Black Knight's motion to transfer the case to Florida and denied as moot the motion to dismiss.

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As these cases continue to evolve, it is not possible to reasonably estimate the probability that we will ultimately prevail on our lawsuit or be held liable for the violations alleged in the PennyMac Complaint, nor is it possible to reasonably estimate the ultimate gain or loss, if any, or range of gain or loss that could result from these cases. We will continue to vigorously defend against the PennyMac Complaint.
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
Data Processing and Maintenance Services Agreements
We have various data processing and maintenance services agreements with vendors, which expire through 2023, for portions of our computer data processing operations and related functions.
As of December 31, 2019, payment obligations for data processing and maintenance services agreements with initial or remaining terms greater than one year are as follows (in millions):

2020	$44.5
2021	32.1
2022	14.4
2023	12.4
Total	$103.4

Actual amounts could be more or less depending on various factors such as the introduction of significant new technologies or changes in our data processing needs.
Off-Balance Sheet Arrangements
We do not have any material off-balance sheet arrangements other than interest rate swaps.

(15)	Leases
Operating Leases
We have operating leases for corporate offices, data centers and certain equipment. Our leases have remaining lease terms of up to six years, some of which include escalation clauses, renewal options for up to five years or termination options within one year.

Right-of-use assets and lease liabilities are recognized for our leases. Right-of-use assets for our operating leases are included in Other non-current assets in our Consolidated Balance Sheets. Refer to Note 11 — Other Non-Current Assets. Operating lease liabilities are included in the Consolidated Balance Sheets as follows (in millions):

December 31, 2019
Operating lease liabilities:
Trade accounts payable and other accrued liabilities	$12.3
Other non-current liabilities	13.8
Total lease liabilities	$26.1

As of December 31, 2019, maturities of lease liabilities were as follows (in millions):

2020	$12.6
2021	7.5
2022	4.0
2023	2.0
2024	1.4
Total	27.5
Less: imputed interest	(1.4)
Total	$26.1

As of December 31, 2018, minimum operating lease payments for leases with initial or remaining terms greater than one year were as follows (in millions):

2019	$11.1
2020	10.3
2021	5.2
2022	2.5
2023	1.2
Thereafter	0.7
Total	$31.0

Supplemental information related to leases is as follows (in millions, except lease term and discount rate):

Year ended December 31, 2019
Operating lease cost (1)	$15.7
Operating cash outflows related to lease liabilities	12.5
Non-cash additions for right-of-use assets, net of modifications	9.1

December 31, 2019
Weighted average remaining lease term (in years)	2.9
Weighted average discount rate	3.81%
_______________________________________________________
(1) Operating lease cost includes right-of-use asset amortization as well as short-term and variable lease costs.

Rent expense incurred under operating leases for the years ended December 31, 2018 and 2017 was $10.9 million and $9.4 million, respectively.

Finance Leases
We entered into one-year finance lease agreements, with an imputed interest rate of 3.3%, commencing on December 31, 2019 with bargain purchase options for certain computer equipment. The leased equipment has a useful life of five years and is depreciated on a straight-line basis. The leased equipment was valued based on the net present value of the minimum lease payments, which was $13.7 million (net of prepaid maintenance and imputed interest of $0.3 million) and is included in Property and equipment, net on our Consolidated Balance Sheets. Refer to Note 7 — Property and Equipment.
As of December 31, 2019, finance lease liabilities of $14.1 million (net of imputed interest of $0.3 million) are included in Current portion of debt on our Consolidated Balance Sheets. For the year ended December 31, 2019, the finance lease right-of-use assets and related liabilities represent a non-cash investing and financing activity.
(16)     Revenues
Disaggregation of Revenues
The following tables summarize revenues from contracts with clients (in millions):

	Year ended December 31, 2019
	Servicing Software	Origination Software	Software Solutions	Data and Analytics	Corporate and Other		Total
Software and hosting solutions	$726.1	$137.0	$863.1	$32.2	$—		$895.3
Professional services	84.3	46.4	130.7	1.2	(0.5)	(1)	131.4
Data solutions	—	—	—	129.4	—		129.4
Other	5.1	13.4	18.5	2.6	—		21.1
Revenues	$815.5	$196.8	$1,012.3	$165.4	$(0.5)		$1,177.2

	Year ended December 31, 2018
	Servicing Software	Origination Software	Software Solutions	Data and Analytics	Corporate and Other		Total
Software and hosting solutions	$716.3	$108.8	$825.1	$29.8	$—		$854.9
Professional services	82.2	44.5	126.7	2.1	(2.5)	(1)	126.3
Data solutions	—	—	—	119.7	—		119.7
Other	0.5	9.7	10.2	2.9	—		13.1
Revenues	$799.0	$163.0	$962.0	$154.5	$(2.5)		$1,114.0
_______________________________________________________

(1)	Revenues for Corporate and Other represent deferred revenue purchase accounting adjustments recorded in accordance with GAAP.

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

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Transaction Price Allocated to Future Performance Obligations
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
As of December 31, 2019, the aggregate amount of the transaction price that is allocated to our future performance obligations was approximately $2.3 billion and is expected to be recognized as follows: 20% by December 31, 2020, 61% by December 31, 2022, 89% by December 31, 2024 and the rest thereafter.
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

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Opening Balance Sheet Adjustment on January 1, 2018
As a result of applying the modified retrospective method to adopt ASC 606, the following amounts on our Consolidated Balance Sheet were adjusted as of January 1, 2018 to reflect the cumulative effect adjustment to the opening balance of Retained earnings (in millions):

	As reported December 31, 2017	Adjustments for ASC 606 adoption	Adjusted January 1, 2018
Trade receivables, net	$201.8	$(6.2)	$195.6
Prepaid expenses and other current assets	44.6	11.8	56.4
Receivables from related parties	18.1	(3.7)	14.4
Computer software, net	416.8	1.8	418.6
Deferred contract costs, net	136.1	13.3	149.4
Other non-current assets	104.0	3.3	107.3
Total assets	3,655.9	20.3	3,676.2

Deferred revenues (current)	59.6	(1.9)	57.7
Deferred revenues (non-current)	100.7	6.8	107.5
Deferred income taxes	224.6	4.2	228.8
Total liabilities	1,947.1	9.1	1,956.2
Retained earnings	201.4	11.2	212.6
Total equity	1,708.8	11.2	1,720.0
Total liabilities and equity	3,655.9	20.3	3,676.2
Effect of ASC 606 as of December 31, 2018 and for the Year Ended December 31, 2018
The following table summarizes the effect of adopting ASC 606 on our Consolidated Balance Sheet (in millions):

	As reported December 31, 2018	Effect of ASC 606 adoption	Amounts without adoption of ASC 606 December 31, 2018
Trade receivables, net	$172.3	$6.9	$179.2
Prepaid expenses and other current assets	67.3	(14.4)	52.9
Receivables from related parties	6.2	4.8	11.0
Computer software, net	405.6	(3.7)	401.9
Deferred contract costs, net	161.3	(17.2)	144.1
Other non-current assets	125.6	(7.0)	118.6
Total assets	3,653.4	(30.6)	3,622.8

Deferred revenues (current)	52.9	4.1	57.0
Deferred revenues (non-current)	106.8	(4.3)	102.5
Deferred income taxes	220.9	(8.1)	212.8
Total liabilities	1,866.9	(8.3)	1,858.6
Retained earnings	381.1	(22.3)	358.8
Total equity	1,786.5	(22.3)	1,764.2
Total liabilities and equity	3,653.4	(30.6)	3,622.8

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables summarize the effect of adopting ASC 606 on our Consolidated Statement of Earnings and Comprehensive Earnings (in millions):

	Year ended December 31, 2018
	As reported	Effect of ASC 606 adoption	Amounts without adoption of ASC 606
Revenues	$1,114.0	$(11.6)	$1,102.4

Operating expenses	625.4	4.5	629.9
Depreciation and amortization	217.0	(1.1)	215.9
Income tax expense	37.7	(3.9)	33.8
Net earnings	168.5	(11.1)	157.4

Earnings per share:
Basic	$1.14	$(0.07)	$1.07
Diluted	$1.14	$(0.08)	$1.06
The following table summarizes the effect of adopting ASC 606 on our Consolidated Statement of Cash Flow (in millions):

	Year ended December 31, 2018
	As reported	Effect of ASC 606 adoption	Amounts without adoption of ASC 606
Cash flows from operating activities:
Net earnings	$168.5	$(11.1)	$157.4
Certain adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	217.0	(1.1)	215.9
Deferred income taxes, net	(7.5)	(3.9)	(11.4)
Changes in assets and liabilities:
Trade and other receivables, including receivables from related parties	44.5	(1.8)	42.7
Prepaid expenses and other assets	(41.5)	6.3	(35.2)
Deferred contract costs	(44.8)	4.5	(40.3)
Deferred revenues	(6.4)	4.7	(1.7)
Net cash provided by operating activities	435.5	(2.4)	433.1
Cash flows from investing activities:
Additions to computer software	(73.1)	2.4	(70.7)
Net cash used in investing activities	(144.1)	2.4	(141.7)

(17)	Equity-Based Compensation
Omnibus Incentive Plan
In 2015, we established the Black Knight Financial Services, Inc. 2015 Omnibus Incentive Plan (the "BKFS Omnibus Plan") authorizing the issuance of up to 11.0 million shares of BKFS Class A common stock, subject to the terms of the BKFS Omnibus Plan. During 2017, the shares available for future awards was increased by 7.5 million shares. The BKFS Omnibus Plan has been renamed the “Black Knight, Inc. Amended and Restated 2015 Omnibus Incentive Plan” (the "Black Knight Omnibus Plan"). Our board of directors adopted the Black Knight Omnibus Plan as of September 29, 2017, and the Black Knight Omnibus Plan was assumed by Black Knight, Inc. on September 29, 2017. The Black Knight Omnibus Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, other cash and stock-based awards and dividend equivalents. Awards granted are approved by the Compensation Committee of the Board of Directors.

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of restricted shares granted is as follows:

Date	Number of shares granted	Grant date fair value per share	Vesting period (in years)	Vesting criteria
February 3, 2017	203,160	$37.90	3.0	Service and Performance
February 3, 2017	681,410	$37.90	4.0	Service and Performance
Various other 2017 dates	98,194	$ 41.90 - $42.25	2.0	Service
February 9, 2018	772,642	$45.85	3.0	Service and Performance
April 2, 2018	159,915	$46.90	3.0	Service and Performance
April 2, 2018	200,427	$46.90	2.3	Service
Various other 2018 dates	13,602	$ 50.15 - $53.70	3.0	Service and Performance
February 15, 2019	793,863	$52.38	3.0	Service and Performance
February 28, 2019	5,744	$52.25	2.0	Service
April 8, 2019	1,110	$54.14	3.0	Service and Performance
December 1, 2019	122,203	$63.01	3.0	Service and Performance
Various other 2019 dates	14,202	$ 56.66 - $62.50	3.0	Service

Restricted stock transactions under the Black Knight Omnibus plan for the periods presented are as follows:

	Shares	Weighted average grant date fair value
Balance December 31, 2016	2,908,374	*
Granted	982,764	$38.31
Forfeited	(127,801)	$34.23
Vested	(2,181,626)	*
Balance, December 31, 2017	1,581,711	$34.48
Granted	1,146,586	$46.27
Forfeited	(22,515)	$42.71
Vested	(628,517)	$34.90
Balance, December 31, 2018	2,077,265	$40.77
Granted	937,122	$53.84
Forfeited	(90,880)	$46.94
Vested	(908,524)	$39.83
Balance, December 31, 2019	2,014,983	$46.99

_______________

*
The converted shares were originally BKFS LLC profits interests units granted in 2014 with a weighted average grant date fair value of $2.10 per unit, which vested over three years with 50% vesting after the second year and 50% vesting after the third year. In connection with our initial public offering, we converted certain outstanding BKFS LLC profits interests units into restricted shares of BKFS Class A common stock, and the fair value of the restricted shares at the date of conversion, May 20, 2015, was $24.50 per share.

On February 18, 2020, we granted 503,785 restricted shares of our common stock with a grant date fair value of $74.91 per share, which was based on the closing price of our common stock on the date of grant. 487,096 restricted shares vest over a three-year period; vesting is also based on certain operating performance criteria. 16,689 restricted shares vest after one year.
Equity-based compensation expense was $50.8 million, $50.9 million and $18.9 million for the years ended December 31, 2019, 2018 and 2017, respectively. Equity-based compensation includes accelerated recognition of $2.9 million, $6.9 million and $1.3 million for the years ended December 31, 2019, 2018 and 2017, respectively. These expenses are included in Operating expenses in the Consolidated Statements of Earnings and Comprehensive Earnings.
As of December 31, 2019, the total unrecognized compensation cost related to non-vested restricted shares of our common stock is $36.3 million, which is expected to be recognized over a weighted average period of approximately 1.5 years.

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(18)	Employee Stock Purchase Plan and 401(k) Plan
Employee Stock Purchase Plan ("ESPP")
Effective July 20, 2015, we adopted the Black Knight Financial Services, Inc. Employee Stock Purchase Plan (the "BKFS ESPP ") that allows our eligible employees to voluntarily make after-tax contributions ranging from 3% to 15% of eligible earnings. We contribute varying matching amounts as specified in the BKFS ESPP document. On September 29, 2017, our Board of Directors approved, and BKI assumed the BKFS ESPP and renamed it the Black Knight, Inc. Employee Stock Purchase Plan (the "Black Knight ESPP"), which was amended and restated as of December 5, 2019. Effective January 1, 2020, a one-year holding period was implemented for contributions to the Black Knight ESPP. During the holding period, ESPP purchased shares are not eligible for sale or broker transfer. The other terms of the Black Knight ESPP, as amended, are substantially similar to the terms of the BKFS ESPP.
We recorded expense of $8.0 million, $7.8 million and $6.0 million for the years ended December 31, 2019, 2018 and 2017, respectively, relating to the participation of our employees in the Black Knight ESPP and BKFS ESPP.
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
We recorded expense of $6.5 million, $6.3 million and $5.8 million for the years ended December 31, 2019, 2018 and 2017, respectively, relating to the participation of our employees in the 401(k) plans.
(19)        Income Taxes
Income tax expense (benefit) consists of the following (in millions):

	Year ended December 31,
	2019	2018	2017
Current:
Federal	$39.5	$35.0	$10.4
State	9.7	9.4	5.3
Foreign	0.9	0.8	0.9
Total current	50.1	45.2	16.6

Deferred:
Federal	(0.2)	(2.3)	(87.5)
State	(8.0)	(5.2)	9.1
Total deferred	(8.2)	(7.5)	(78.4)
Total income tax expense (benefit)	$41.9	$37.7	$(61.8)

On December 22, 2017, the Tax Reform Act was signed into law. Among other provisions, the Tax Reform Act reduced the federal statutory corporate income tax rate from 35% to 21%. During the fourth quarter of 2017, we recorded a one-time, non-cash net tax benefit of $110.9 million related to the revaluation of our deferred income tax assets and liabilities as a result of the Tax Reform Act.

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A reconciliation of our federal statutory income tax rate to our effective income tax rate is as follows:

	Year ended December 31,
	2019	2018	2017
Federal statutory rate	21.0%	21.0%	35.0%
State income taxes, net of federal benefit	4.1	5.0	2.9
Noncontrolling interests	—	—	(13.7)
Tax credits	(2.3)	(1.8)	(0.6)
Transaction costs	—	—	1.4
Domestic production activities deduction	—	—	(0.5)
Effect of Tax Reform Act	—	—	(57.6)
Restricted share vesting	(1.1)	(1.0)	(0.5)
Effect of deferred revaluation related to lower blended state tax rate	(3.3)	(2.0)	—
Prior year return to provision adjustments	(0.9)	(2.8)	—
Other	1.1	(0.1)	1.5
Effective tax rate	18.6%	18.3%	(32.1)%

Black Knight is treated as a corporation under applicable federal and state income tax laws. Following the Distribution and THL Interest Exchange, we no longer have any noncontrolling interests and indirectly own 100% of BKFS LLC. To reflect the 100% indirect ownership, we recorded a non-cash transaction resulting in an increase of $292.5 million to Deferred income taxes with an offset to Additional paid-in capital on the Consolidated Balance Sheets to reflect the difference in the tax and financial reporting basis of our assets and liabilities. Deferred tax assets and liabilities are recognized for temporary differences between the financial reporting basis and the tax basis of the corporate subsidiaries' assets and liabilities and expected benefits of utilizing net operating loss carryforwards.
As of December 31, 2019 and 2018, the components of deferred tax assets primarily relate to equity method investments, equity-based compensation, deferred revenues, interest rate swaps, employee benefits accruals and deferred compensation. As of December 31, 2019 and 2018, the components of deferred tax liabilities primarily relate to depreciation and amortization of intangible assets, property and equipment and deferred contract costs.
The significant components of deferred tax assets and liabilities consist of the following (in millions):

	December 31,
	2019	2018
Deferred tax assets:
Equity method investments	$25.7	$—
Equity-based compensation	12.6	9.2
Deferred revenues	6.2	14.8
Interest rate swaps	5.6	—
Other	13.0	11.4
Total deferred tax assets	63.1	35.4
Deferred tax liabilities:
Goodwill and other intangibles	(168.7)	(178.9)
Deferred contract costs	(40.3)	(41.9)
Property, equipment and computer software	(34.3)	(28.0)
Other	(5.1)	(7.5)
Total deferred tax liabilities	(248.4)	(256.3)
Net deferred tax liability	$(185.3)	$(220.9)

ASC Topic 740-10, Accounting for Uncertain Tax Positions, requires that a tax position be recognized or derecognized based on a more likely than not threshold. This applies to positions taken or expected to be taken on a tax return. In 2017, as a result of

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

the Distribution, we recorded an $8.3 million contingent tax liability for an uncertain tax position that was previously recorded at BKHI. As part of the Distribution, we entered into a tax matters agreement with FNF (the "Tax Matters Agreement"). The agreement outlines requirements for items such as the filing of pre and post-spin tax returns, payment of tax liabilities, entitlements of refunds and certain other tax matters. Under the Tax Matters Agreement with FNF, we had an indemnification receivable for the full amount of the contingent tax liability included in Receivables from related parties on the Consolidated Balance Sheets as of December 31, 2018. In 2018, we received notification from the state of Florida that resulted in no change to our income tax liabilities. As a result, the $8.3 million contingent tax liability was resolved, and we no longer have a related indemnification receivable as of December 31, 2018.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2019	2018
Balance, January 1	$0.4	$8.3
Additions based on tax positions of prior years	—	0.4
Decreases based on tax positions of prior years	(0.4)	(8.3)
Balance, December 31	$—	$0.4

We are currently under audit by the Internal Revenue Service ("IRS") for the 2017 tax year. Our open tax years also include 2018 and 2019 for federal income tax purposes. We are currently under audit with the state of Missouri for the 2016, 2017 and 2018 tax years. We have open tax years for state income tax purposes for up to six years based on each state's laws. We record interest and penalties related to income taxes, if any, as a component of Income tax expense (benefit) on the Consolidated Statements of Earnings and Comprehensive Earnings.
Tax Matters Agreement
Pursuant to the Tax Matters Agreement with FNF, we were obligated to indemnify FNF during the two-year period following the Distribution for (i) any action by Black Knight, or the failure to take any action within our control that negates the tax-free status of the transactions; or (ii) direct or indirect changes in ownership of Black Knight equity interests that cause the Distribution to be a taxable event to FNF as a result of the application of Section 355(e) of the Internal Revenue Code (“IRC”) or to be a taxable event as a result of a failure to satisfy the “continuity of interest” or “device” requirements for tax-free treatment under Section 355 of the IRC. No such events occurred.
Tax Distributions
Prior to the Distribution, the taxable income of BKFS LLC was allocated to its members, including BKFS, and the members were required to reflect on their own income tax returns the items of income, gain, deduction and loss and other tax items of BKFS LLC that were allocated to them. BKFS LLC made tax distributions to its members for their allocable share of BKFS LLC's taxable income. Tax distributions are calculated based on allocations of income to a member for a particular taxable year without taking into account any losses allocated to the member in a prior taxable year. This practice is consistent with IRS regulations. Subject to certain reductions, tax distributions are generally made based on an assumed tax rate equal to the highest combined marginal federal, state and local income tax rate applicable to a U.S. corporation. BKFS LLC made tax distributions of $75.3 million during the year ended December 31, 2017. The 2017 tax distributions were for the 2016 tax year and 2017 tax year relating to the period before the Distribution. During 2018, the 2017 tax distribution amount was finalized, and we received a refund of $1.8 million from a former member of BKFS LLC.

(20)	Concentrations of Risk
We generate a significant amount of revenues from large clients, including a client that accounted for 10% of total revenues for the year ended December 31, 2019 and 12% of total revenues for the years ended December 31, 2018 and 2017.
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of trade receivables and interest rate swaps.

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(21)	Segment Information
ASC Topic 280, Segment Reporting ("ASC 280"), establishes standards for reporting information about segments and requires that a public business enterprise reports financial and descriptive information about its segments. Segments are components of an enterprise for which separate financial information is available and are evaluated regularly by the chief operating decision maker ("CODM") in deciding how to allocate resources and in assessing performance. Our chief executive officer is identified as the CODM as defined by ASC 280. To align with the internal management of our business operations based on service offerings, our business is organized into two segments. Refer to Note 16 — Revenues for a description of our Software Solutions and Data and Analytics segments.
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

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Summarized financial information concerning our segments is shown in the tables below (in millions):

	Year ended December 31, 2019
	Software Solutions	Data and Analytics	Corporate and Other		Total
Revenues	$1,012.3	$165.4	$(0.5)	(1)	$1,177.2
Expenses:
Operating expenses	412.7	123.4	109.9	(2)	646.0
Transition and integration costs	—	—	5.4	(3)	5.4
EBITDA	599.6	42.0	(115.8)		525.8
Depreciation and amortization	123.9	15.9	96.4	(4)	236.2
Operating income (loss)	475.7	26.1	(212.2)		289.6
Interest expense, net					(63.5)
Other expense, net					(1.4)
Earnings before income taxes and equity in losses of unconsolidated affiliates					224.7
Income tax expense					41.9
Earnings before equity in losses of unconsolidated affiliates					182.8
Equity in losses of unconsolidated affiliates, net of tax					(74.0)
Net earnings					$108.8

Balance sheet data:
Total assets	$3,242.8	$316.9	$403.1		$3,962.8
Goodwill	$2,189.3	$172.1	$—		$2,361.4

	Year ended December 31, 2018
	Software Solutions	Data and Analytics	Corporate and Other		Total
Revenues	$962.0	$154.5	$(2.5)	(1)	$1,114.0
Expenses:
Operating expenses	394.8	115.0	115.6	(2)	625.4
Transition and integration costs	—	—	6.6	(5)	6.6
EBITDA	567.2	39.5	(124.7)		482.0
Depreciation and amortization	112.9	14.1	90.0	(4)	217.0
Operating income (loss)	454.3	25.4	(214.7)		265.0
Interest expense, net					(51.7)
Other expense, net					(7.1)
Earnings before income taxes					206.2
Income tax expense					37.7
Net earnings					$168.5

Balance sheet data:
Total assets	$3,227.8	$310.2	$115.4	(6)	$3,653.4
Goodwill	$2,157.6	$172.1	$—		$2,329.7

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year ended December 31, 2017
	Software Solutions	Data and Analytics	Corporate and Other		Total
Revenues	$904.5	$151.6	$(4.5)	(1)	$1,051.6
Expenses:
Operating expenses	388.0	113.2	68.3	(2)	569.5
Transition and integration costs	—	—	13.1	(7)	13.1
EBITDA	516.5	38.4	(85.9)		469.0
Depreciation and amortization	101.2	12.8	92.5	(4)	206.5
Operating income (loss)	415.3	25.6	(178.4)		262.5
Interest expense, net					(57.5)
Other expense, net					(12.6)
Earnings before income taxes					192.4
Income tax benefit					(61.8)
Net earnings					$254.2

Balance sheet data:
Total assets	$3,223.5	$304.7	$127.7	(6)	$3,655.9
Goodwill	$2,134.7	$172.1	$—		$2,306.8
_______________________________________________________

(1)	Revenues for Corporate and Other represent deferred revenue purchase accounting adjustments recorded in accordance with GAAP.

(2)
Operating expenses for Corporate and Other includes equity-based compensation, including certain related payroll taxes, of $51.7 million, $51.4 million and $19.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.

(3)	Transition and integration costs primarily consists of costs associated with expense reduction initiatives and acquisitions.

(4)
Depreciation and amortization for Corporate and Other primarily represents net incremental depreciation and amortization adjustments associated with the application of purchase accounting recorded in accordance with GAAP.

(5)	Transition and integration costs primarily consists of costs associated with executive transition, transition-related costs as we transferred certain corporate functions from FNF and acquisitions.

(6)	Receivables from related parties are included in Corporate and Other.

(7)	Transition and integration costs primarily consists of legal and professional fees related to the Distribution and transition-related costs following the Distribution.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has adopted the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.
The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B.	Other Information
None.
Part III
Items 10-14.
Within 120 days after the close of our fiscal year, we intend to file with the SEC a definitive proxy statement pursuant to Regulation 14A of the Exchange Act, which will include the matters required by these items.

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
(a) (3) Exhibits. Exhibits required to be filed by Item 601 of Regulation S-K, and by Item 15(b) are included below:

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

3.1	Second Amended and Restated Certificate of Incorporation of Black Knight, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by Black Knight, Inc. on June 13, 2019 (No. 000-37394))

3.2
Amended and Restated Bylaws of Black Knight, Inc. as adopted on October 30, 2019 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by Black Knight, Inc. on November 4, 2019 ((No. 000-37494))

4.1
Form of Registration Rights Agreement by and among Black Knight Financial Services, Inc., Black Knight Holdings, Inc., the THL Parties, Chicago Title Insurance Company, Fidelity National Title Insurance Company, Holders, Other Stockholders and, solely in respect of Section 4.16 thereof, Black Knight Financial Services, LLC (incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the Form S-1 Registration Statement filed by Black Knight Financial Services, Inc. on March 30, 2015 (No. 333-201241))

4.2	Description of Common Stock

10.1
Amended and Restated Employment Agreement by and between Kirk T. Larsen and BKFS I Management, Inc. dated April 23, 2015 (incorporated by reference to Exhibit 10.11 to Amendment No. 4 to the Form S-1 Registration Statement filed by Black Knight Financial Services, Inc. on May 4, 2015 (No. 333-201241)) (1)

10.2
Employment Agreement by and between BKFS I Management, Inc. and Michael L. Gravelle, effective as of March 1, 2015 (incorporated by reference to Exhibit 10.16 to Amendment No. 3 to the Form S-1 Registration Statement filed by Black Knight Financial Services, Inc. on April 20, 2015 (No. 333-201241)) (1)

10.3
Black Knight, Inc. Deferred Compensation Plan, effective September 15, 2017 (incorporated by reference to Exhibit 10.12 to the Form 10-K filed by Black Knight, Inc. on February 23, 2018 (No. 001-37394)) (1)

10.4
Cross-Indemnity Agreement by and between Black Knight Financial Services, LLC and ServiceLink Holdings, LLC dated as of December 22, 2014 (incorporated by reference to Exhibit 10.20 to Amendment No. 2 to the Form S-1 Registration Statement filed by Black Knight Financial Services, Inc. on March 30, 2015 (No. 333-201241))

10.5
First Amendment to Amended and Restated Employment Agreement by and between Kirk T. Larsen and BKFS I Management, Inc. dated March 17, 2016 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Black Knight Financial Services, Inc. on April 29, 2016 (No. 001-37394)) (1)

10.6
Second Amendment to Employment Agreement by and between BKFS I Management, Inc. and Kirk Larsen effective April 30, 2016 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Black Knight Financial Services, Inc. on August 9, 2016 (No. 001-37394)) (1)

10.7
First Amendment to Employment Agreement by and between BKFS I Management, Inc. and Michael L. Gravelle effective April 30, 2016 (incorporated by reference to Exhibit 10.4 to the Form 10-Q filed by Black Knight Financial Services, Inc. on August 9, 2016 (No. 001-37394)) (1)

10.8
Employment Agreement by and between BKFS I Services, LLC and Anthony M. Jabbour, effective as of April 1, 2018 (incorporated by reference to Exhibit 10.21 to the Form 10-K filed by Black Knight, Inc. on February 23, 2018 (No. 001-36394)) (1)

10.9
Amendment to the Restricted Stock Award Agreement (Subject to Time-Based Restriction) (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Black Knight Financial Services, Inc. on November 3, 2016 (No. 001-37394))

10.10
Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement (2015) under Black Knight Financial Services, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.33 to the Form 10-K filed by Black Knight Financial Services, Inc. on February 26, 2016 (No. 001-37394)) (1)

10.11
Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement (2016) with a 3 year vesting under Black Knight Financial Services, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.34 to the Form 10-K filed by Black Knight Financial Services, Inc. on February 26, 2016 (No. 001-37394)) (1)

10.12
Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement (2016) with a 4 year vesting under Black Knight Financial Services, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.35 to the Form 10-K filed by Black Knight Financial Services, Inc. on February 26, 2016 (No. 001-37394)) (1)

10.13
Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement (2017) with a 3 year vesting under Black Knight Financial Services, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.40 to the Form 10-K filed by Black Knight Financial Services, Inc. on February 24, 2017 (No. 001-37394)) (1)

10.14
Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement (2017) with a 4 year vesting under Black Knight Financial Services, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.41 to the Form 10-K filed by Black Knight Financial Services, Inc. on February 24, 2017 (No. 001-37394)) (1)

10.15
Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement (2018) under Black Knight, Inc. Amended and Restated 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.28 to the Form 10-K filed by Black Knight, Inc. on February 23, 2018 (No. 001-373394)) (1)

10.16
Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement (2019) under Black Knight, Inc. Amended and Restated 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.24 to the Form 10-K filed by Black Knight, Inc. on February 22, 2019 (No. 001-373394)) (1)

10.17
Amended and Restated Employment Agreement by and between Joseph M. Nackashi and BKFS I Management, Inc. effective July 17, 2017 (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Black Knight Financial Services, Inc. on July 28, 2017 (No. 001-37394)) (1)

10.18	Black Knight, Inc. Amended and Restated 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to the Form 8-K filed by Black Knight, Inc. on October 2, 2017 (No. 001-37394)) (1)

10.19	Black Knight, Inc. Employee Stock Purchase Plan, amended and restated effective as of December 5, 2019.

10.20	Black Knight 401(k) Profit Sharing Plan (incorporated by reference to Exhibit 99.1 to the Form S-8 Registration Statement filed by Black Knight, Inc. on October 3, 2017 (No. 333-220786))

10.21
Amended and Restated Credit and Guaranty Agreement, dated as of April 30, 2018 among Black Knight InfoServ, LLC, as a Borrower, Black Knight Financial Services, LLC, as Holdings, the subsidiaries of the Borrower from time to time party hereto, the Lenders from time to time party hereto JPMorgan Chase Bank, N.A., as Administartive Agent, Swing Line Lender and L/C Issuer and Bank of America, N.A., as Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Black Knight, Inc. on May 3, 2018 (No. 001-37394))

10.22
Assignment and Investment Agreement by and among Black Knight, Inc., QIA FIG Holding LLC, Cannae Holdings, Inc. and Star Parent, L.P., dated as of January 24, 2019 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Black Knight, Inc. on January 28, 2019 (No. 001-37394))

10.23
Director Services Agreement by and between Black Knight, Inc. and William P. Foley, II effective as of December 1, 2019 (incorporated by reference to Exhibit 99.1 to the Form 8-K filed by Black Knight, Inc. on November 22, 2019 (No. 000-37394)) (1)

10.24
Second Amendment to Employment Agreement by and between BKFS I Services, LLC and Michael L. Gravelle effective as of November 1, 2019 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Black Knight, Inc. on November 7, 2019 (No. 000-37394))(1)

21.1	Subsidiaries of the Registrant

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

104	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101

(1)	A management or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(b) of Form 10-K.

Item 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Black Knight, Inc.
By:	/s/ Anthony M. Jabbour
Anthony M. Jabbour
Chief Executive Officer

Date: February 28, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anthony M. Jabbour	Chief Executive Officer and Director	February 28, 2020
Anthony M. Jabbour	(Principal Executive Officer)

/s/ Kirk T. Larsen	Executive Vice President and Chief Financial Officer	February 28, 2020
Kirk T. Larsen	(Principal Financial Officer)

/s/ Michele M. Meyers	Chief Accounting Officer and Treasurer	February 28, 2020
Michele M. Meyers	(Principal Accounting Officer)

/s/ William P. Foley, II	Chairman of the Board	February 28, 2020
William P. Foley, II

/s/ Thomas M. Hagerty	Director	February 28, 2020
Thomas M. Hagerty

/s/ David K. Hunt	Director	February 28, 2020
David K. Hunt

/s/ Richard N. Massey	Director	February 28, 2020
Richard N. Massey

/s/ Ganesh B. Rao	Director	February 28, 2020
Ganesh B. Rao

/s/ John D. Rood	Director	February 28, 2020
John D. Rood

/s/ Nancy L. Shanik	Director	February 28, 2020
Nancy L. Shanik