Form 10-K/A
period 2019-12-31
Black Knight, Inc.
filed 2020-03-25
CIK 1627014

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No.1)

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

EXPLANATORY NOTE

The purpose of this Amendment No.1 (the "Amendment") to the Annual Report on Form 10-K for the year ended December 31, 2019 filed by Black Knight, Inc. (the "Registrant") with the Securities and Exchange Commission (the "SEC") on February 28, 2020 (the “Form 10-K”) is to update the list of Exhibits in Item 15 of Part IV in order to include the consolidated financial statements of the Registrant's affiliate, Star Parent, L.P. and its subsidiaries ("Star Parent"), pursuant to Rule 3-09 of Regulation S-X. The consolidated financial statements of Star Parent are included as Exhibit 99.1 to this Amendment.
Except for the changes to Item 15 of Part IV, which also include the filing of currently dated certifications added to the list of Exhibits, this Amendment makes no changes to the Form 10-K. This Amendment does not reflect events occurring after the original filing of the Form 10-K or modify or update in any way any of the other disclosures. Accordingly, this Amendment should be read in conjunction with the Registrant's Form 10-K and the Registrant's other filings with SEC.

BLACK KNIGHT, INC.
FORM 10-K/A

Page Number

PART IV
Item 15.	Exhibits	1

i

PART IV

Item 15.	Exhibits

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

4.2	Description of Common Stock (2)

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

10.18	Black Knight, Inc. Amended and Restated 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to the Form 8-K filed by Black Knight, Inc. on October 2, 2017 (No. 001-37394)) (1)

10.19	Black Knight, Inc. Employee Stock Purchase Plan, amended and restated effective as of December 5, 2019 (2)

10.20	Black Knight 401(k) Profit Sharing Plan (incorporated by reference to Exhibit 99.1 to the Form S-8 Registration Statement filed by Black Knight, Inc. on October 3, 2017 (No. 333-220786))

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

21.1	Subsidiaries of the Registrant (2)

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm (2)

23.2	Consent of KPMG LLP with respect to the report related to Star Parent, L.P. and its subsidiaries

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (2)

32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (2)

99.1	Audited Consolidated Financial Statements of Star Parent, L.P. and its subsidiaries as of December 31, 2019 and for the period from February 8, 2019 to December 31, 2019

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

104	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101
_________________________________________________
* The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
(1) A management or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(b) of Form 10-K.
(2) Previously filed or furnished, as applicable, as an exhibit to Black Knight, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 28, 2020.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Black Knight, Inc.
By:	/s/ Anthony M. Jabbour
Anthony M. Jabbour
Chief Executive Officer

Date: March 25, 2020

4