Form 10-Q
period 2020-03-31
Black Knight, Inc.
filed 2020-05-05
CIK 1627014

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
Yes ☐ No ☑
There were 149,916,435 shares outstanding of the Registrant's common stock as of May 4, 2020.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended March 31, 2020

i

Part I: FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
BLACK KNIGHT, INC.
Condensed Consolidated Balance Sheets
(In millions)
(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$66.5	$15.4
Trade receivables, net	180.8	175.1
Prepaid expenses and other current assets	73.2	64.8
Receivables from related parties	0.4	0.2
Total current assets	320.9	255.5
Property and equipment, net	170.5	176.9
Computer software, net	430.3	406.0
Other intangible assets, net	154.9	150.0
Goodwill	2,386.9	2,361.4
Investments in unconsolidated affiliates	302.7	294.9
Deferred contract costs, net	163.2	159.3
Other non-current assets	151.4	158.8
Total assets	$4,080.8	$3,962.8
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable and other accrued liabilities	$62.9	$65.3
Accrued compensation and benefits	42.2	65.5
Current portion of debt	84.1	79.1
Deferred revenues	52.5	50.9
Total current liabilities	241.7	260.8
Deferred revenues	106.1	98.0
Deferred income taxes	181.0	185.3
Long-term debt, net of current portion	1,551.5	1,465.1
Other non-current liabilities	80.9	55.1
Total liabilities	2,161.2	2,064.3
Commitments and contingencies (Note 13 )
Equity:
Common stock; $0.0001 par value; 550,000,000 shares authorized; 152,958,427 shares issued and 149,941,484 shares outstanding as of March 31, 2020, and 153,062,920 shares issued and 149,697,754 shares outstanding as of December 31, 2019	—	—
Preferred stock; $0.0001 par value; 25,000,000 shares authorized; issued and outstanding, none as of March 31, 2020 and December 31, 2019	—	—
Additional paid-in capital	1,562.7	1,586.8
Retained earnings	540.0	490.6
Accumulated other comprehensive loss	(41.0)	(20.2)
Treasury stock, at cost, 3,016,943 shares as of March 31, 2020 and 3,365,166 shares as of December 31, 2019	(142.1)	(158.7)
Total equity	1,919.6	1,898.5
Total liabilities and equity	$4,080.8	$3,962.8
See Notes to Condensed Consolidated Financial Statements (Unaudited).

BLACK KNIGHT, INC.
Condensed Consolidated Statements of Earnings and Comprehensive Earnings
(In millions, except per share data)
(Unaudited)

	Three months ended March 31,
	2020	2019
Revenues	$290.7	$283.1
Expenses:
Operating expenses	162.4	160.0
Depreciation and amortization	57.7	56.9
Transition and integration costs	2.4	0.9
Total expenses	222.5	217.8
Operating income	68.2	65.3
Other income and expense:
Interest expense, net	(14.7)	(15.0)
Other expense, net	(0.8)	(0.3)
Total other expense, net	(15.5)	(15.3)
Earnings before income taxes and equity in earnings (losses) of unconsolidated affiliates	52.7	50.0
Income tax expense	8.2	10.7
Earnings before equity in earnings (losses) of unconsolidated affiliates	44.5	39.3
Equity in earnings (losses) of unconsolidated affiliates, net of tax	5.6	(13.3)
Net earnings	$50.1	$26.0
Other comprehensive (loss) earnings:
Unrealized holding losses, net of tax(1)	(21.6)	(6.2)
Reclassification adjustments for losses (gains) included in net earnings, net of tax(2)	1.2	(0.7)
Total unrealized losses on interest rate swaps, net of tax	(20.4)	(6.9)
Foreign currency translation adjustment(3)	(0.2)	—
Unrealized losses on investments in unconsolidated affiliates(4)	(0.2)	(0.2)
Other comprehensive losses	(20.8)	(7.1)
Comprehensive earnings	$29.3	$18.9

Net earnings per share:
Basic	$0.34	$0.18
Diluted	$0.34	$0.18
Weighted average shares of common stock outstanding (Note 4):
Basic	148.0	147.5
Diluted	148.7	148.2
______________________________

(1)	Net of income tax benefit of $7.3 million and $2.2 million for the three months ended March 31, 2020 and 2019, respectively.

(2)
Amounts reclassified to net earnings relate to losses (gains) on interest rate swaps and are included in Interest expense, net above. Amounts are net of income tax benefit of $0.4 million and income tax expense of $0.2 million for the three months ended March 31, 2020 and 2019, respectively.

(3)	Net of income tax benefit of $0.1 million for the three months ended March 31, 2020.
(4) Net of income tax benefit of $0.1 million for the three months ended March 31, 2020 and 2019.

See Notes to Condensed Consolidated Financial Statements (Unaudited).

BLACK KNIGHT, INC.
Condensed Consolidated Statements of Equity
(In millions)
(Unaudited)

	Three months ended March 31, 2020
	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock
	Shares	$				Shares	$	Total equity
Balance, December 31, 2019	153.1	—	1,586.8	490.6	(20.2)	3.4	(158.7)	1,898.5
Effect of CECL adoption (Note 1)	—	—	—	(1.1)	—	—	—	(1.1)
Adjusted balance at January 1, 2020	153.1	—	1,586.8	489.5	(20.2)	3.4	(158.7)	1,897.4
Grant of restricted shares of common stock	—	—	(24.5)	—	—	(0.5)	24.5	—
Forfeitures of restricted shares of common stock	—	—	0.2	—	—	—	(0.2)	—
Tax withholding payments for restricted share vesting	(0.1)	—	(18.2)	—	—	—	—	(18.2)
Vesting of restricted shares granted from treasury stock	—	—	7.7	—	—	0.1	(7.7)	—
Equity-based compensation expense	—	—	10.7	—	—	—	—	10.7
Net earnings	—	—	—	50.1	—	—	—	50.1
Equity-based compensation expense of unconsolidated affiliates	—	—	—	0.4	—	—	—	0.4
Foreign currency translation adjustment	—	—	—	—	(0.2)	—	—	(0.2)
Unrealized losses on interest rate swaps, net	—	—	—	—	(20.4)	—	—	(20.4)
Other comprehensive loss on investments in unconsolidated affiliates	—	—	—	—	(0.2)	—	—	(0.2)
Balance, March 31, 2020	153.0	$—	$1,562.7	$540.0	$(41.0)	3.0	$(142.1)	$1,919.6

	Three months ended March 31, 2019
	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings	Treasury stock
	Shares	$				Shares	$	Total equity
Balance December 31, 2018	153.2	$—	$1,585.8	$381.1	$0.3	3.9	$(180.7)	$1,786.5
Effect of ASU 2018-02 adoption (Note 1)	—	—	—	(1.0)	1.0	—	—	—
Adjusted balance at January 1, 2019	153.2	—	1,585.8	380.1	1.3	3.9	(180.7)	1,786.5
Grant of restricted shares of common stock	—	—	(37.2)	—	—	(0.8)	37.2	—
Tax withholding payments for restricted share vesting	(0.1)	—	(10.9)	—	—	—	—	(10.9)
Vesting of restricted shares granted from treasury stock	—	—	3.6	—	—	0.1	(3.6)	—
Equity-based compensation expense	—	—	13.3	—	—	—	—	13.3
Net earnings	—	—	—	26.0	—	—	—	26.0
Unrealized losses on interest rate swaps, net	—	—	—	—	(6.9)	—	—	(6.9)
Other comprehensive loss on investments in unconsolidated affiliates	—	—	—	—	(0.2)	—	—	(0.2)
Balance, March 31, 2019	153.1	$—	$1,554.6	$406.1	$(5.8)	3.2	$(147.1)	$1,807.8

See Notes to Condensed Consolidated Financial Statements (Unaudited).

BLACK KNIGHT, INC.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three months ended March 31,
	2020	2019
Cash flows from operating activities:
Net earnings	$50.1	$26.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	57.7	56.9
Amortization of debt issuance costs and original issue discount	0.7	0.7
Deferred income taxes, net	1.1	3.0
Equity in (earnings) losses of unconsolidated affiliates, net of tax	(5.6)	13.3
Equity-based compensation	10.7	13.3
Changes in assets and liabilities, net of acquired assets and liabilities:
Trade and other receivables, including receivables from related parties	(1.4)	3.1
Prepaid expenses and other assets	(5.3)	0.1
Deferred contract costs	(12.8)	(8.0)
Deferred revenues	(0.4)	(1.0)
Trade accounts payable and other liabilities	(34.3)	(43.3)
Net cash provided by operating activities	60.5	64.1
Cash flows from investing activities:
Additions to property and equipment	(3.5)	(3.8)
Additions to computer software	(18.2)	(18.9)
Business acquisition, net of cash acquired	(50.4)	—
Investments in unconsolidated affiliate	—	(375.0)
Asset acquisition	(15.0)	—
Net cash used in investing activities	(87.1)	(397.7)
Cash flows from financing activities:
Revolver borrowings	246.6	542.4
Revolver payments	(140.6)	(198.4)
Term loan payments	(7.8)	(7.8)
Finance lease payments	(2.3)	—
Tax withholding payments for restricted share vesting	(18.2)	(10.9)
Net cash provided by financing activities	77.7	325.3
Net increase (decrease) in cash and cash equivalents	51.1	(8.3)
Cash and cash equivalents, beginning of period	15.4	20.3
Cash and cash equivalents, end of period	$66.5	$12.0

Supplemental cash flow information:
Interest paid, net	$(13.9)	$(13.6)
Income taxes (paid) refunded, net	$(0.4)	$1.0

See Notes to Condensed Consolidated Financial Statements (Unaudited).

BLACK KNIGHT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Basis of Presentation
The accompanying Condensed Consolidated Financial Statements (Unaudited) of Black Knight, Inc. and its subsidiaries ("Black Knight," the "Company," "we," "us" or "our") were prepared in accordance with U.S. generally accepted accounting principles ("GAAP"), and all adjustments considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated. The preparation of these Condensed Consolidated Financial Statements (Unaudited) in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the Condensed Consolidated Financial Statements (Unaudited), as well as the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. This Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission ("SEC") on February 28, 2020 and other filings with the SEC.
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
Share Repurchase Program
On February 12, 2020, our Board of Directors approved a three-year share repurchase program authorizing us to repurchase up to 10.0 million shares of our outstanding common stock through February 12, 2023, through open market purchases, negotiated transactions or other means, in accordance with applicable securities laws and other restrictions. This share repurchase program replaces our previous share repurchase program that expired on February 2, 2020.
There were no share repurchases during the first quarters of 2020 and 2019.
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
Cash and cash equivalents are unrestricted and include the following (in millions):

	March 31, 2020	December 31, 2019
Cash	$66.5	$8.2
Cash equivalents	—	7.2
Cash and cash equivalents	$66.5	$15.4

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Trade Receivables, Net
The carrying amounts reported in the Condensed Consolidated Balance Sheets (Unaudited) for Trade receivables, net approximate their fair value because of their short-term nature.
A summary of Trade receivables, net of allowance for credit losses is as follows (in millions):

	March 31, 2020	December 31, 2019
Trade receivables — billed	$138.8	$136.6
Trade receivables — unbilled	44.1	39.8
Trade receivables	182.9	176.4
Allowance for credit losses	(2.1)	(1.3)
Trade receivables, net	$180.8	$175.1

In addition to the amounts above, we have unbilled receivables that we do not expect to collect within the next year included in Other non-current assets in our Condensed Consolidated Balance Sheets (Unaudited). Billings for these receivables are based on contractual terms. Refer to Note 9 — Other Non-Current Assets.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in millions):

	March 31, 2020	December 31, 2019
Prepaid expenses	$46.7	$37.1
Contract assets, net	19.7	19.5
Other current assets	6.8	8.2
Prepaid expenses and other current assets	$73.2	$64.8

Contract Assets
Our short-term contract assets are included in Prepaid expenses and other current assets in our Condensed Consolidated Balance Sheets (Unaudited). Our long-term contract assets are included in Other non-current assets in our Condensed Consolidated Balance Sheets (Unaudited). Refer to Note 9 — Other Non-Current Assets.
Allowance for Credit Losses
We record our billed and unbilled trade receivables and contract assets at their amortized cost less an allowance for expected credit losses that are not expected to be recovered. We recognize an allowance for the remaining lifetime expected credit losses based on management’s expectation of collectability. We base our estimate on multiple factors including historical experience with bad debts, our relationship with our clients and their credit quality, the aging of respective asset balances, current macroeconomic conditions and management’s expectations of conditions in the future. Our allowance for expected credit losses is based on management’s assessment of the collectability of assets with similar risk characteristics. We pool our respective asset balances based on risk characteristics primarily related to financial asset type, extent of client relationship, product/solution, business division and delinquency status.
Subsequent changes are recorded as an adjustment in Operating expenses. We write off trade receivables in the period when the likelihood of collection of a trade receivable balance is considered remote.
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

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Deferred Revenues
Deferred revenues represent our obligations to transfer solutions or services to our clients for which we have received consideration, or an amount of consideration is due, from the client. During the three months ended March 31, 2020 and 2019, revenues recognized related to the amount included in the Deferred revenues balance at the beginning of each year were $15.6 million and $19.3 million, respectively.
Equity-Based Compensation
We expense employee equity-based payments in accordance with Accounting Standards Codification ("ASC") Topic 718, Compensation—Stock Compensation, which requires compensation cost measured using the grant date fair value of equity-based payments to be recognized over the requisite service period, which generally equals the vesting period. For awards with a performance condition, we recognize compensation cost under the graded vesting method over the requisite service period of the award, which at times results in accelerated recognition of the cost. We do not recognize compensation costs if the performance condition is not considered probable of achievement. If at any point we determine that the performance condition is improbable of achievement, we reverse any previously recognized compensation cost for that award.
The fair value of our restricted stock awards is measured based on the closing market price of our stock on the grant date. Income tax effects of awards are recorded in our Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited) when the awards vest or are settled. We account for forfeitures as they occur.
Depreciation and Amortization
Depreciation and amortization includes the following (in millions):

	Three months ended March 31,
	2020	2019
Computer software	$25.8	$23.7
Other intangible assets	13.0	14.5
Deferred contract costs	8.9	10.2
Property and equipment	10.0	8.5
Total	$57.7	$56.9

Deferred contract costs amortization for the three months ended March 31, 2019 includes accelerated amortization of $1.7 million.
Transition and Integration Costs
Transition and integration costs for the three months ended March 31, 2020 primarily consisted of costs associated with acquisitions and expense reduction initiatives. Transition and integration costs for the three months ended March 31, 2019 primarily consisted of costs associated with acquisitions.
Recent Accounting Pronouncements
Current Expected Credit Losses ("CECL") (ASC Topic 326, Financial Instruments - Credit Losses ("ASC 326"))
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses, as well as several other related updates, which were codified as ASC 326. This update changes how companies measure and recognize credit losses for many financial assets. The new standard requires companies to immediately recognize an estimate of credit losses expected to occur over the remaining life of the financial assets included in the scope of this standard.
Our financial assets that are included in the scope of ASC 326 are primarily receivables and contract assets. We applied an integrated approach to analyzing the effects of adopting ASC 326, including developing accounting policies and positions, evaluating differences from applying the requirements of the new standard to our previous business practices and assessing the need for any changes in our processes and design of internal controls.
The primary effect of adopting the new standard relates to the changes in our estimated credit losses and providing additional disclosures about our financial assets that are included in the scope of this new standard. Based on our assessment, we did not identify a material change in our financial condition, results of operation or business practices.
We adopted ASC 326 on January 1, 2020 using a modified retrospective approach. The effect of adoption was an adjustment of $1.1 million, net of tax to opening Retained earnings on our Condensed Consolidated Statements of Equity (Unaudited).

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Other Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This update provides for optional financial reporting alternatives to reduce the cost and complexity associated with the accounting for contracts and hedging relationships affected by reference rate reform. The accommodations are effective for all entities through December 31, 2022. They may be applied from the beginning of the interim period that includes the issuance of this update. We do not expect the adoption of this update to have a material effect on our Condensed Consolidated Financial Statements (Unaudited) and related disclosures.
In January 2020, the FASB issued ASU 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815). This update addresses accounting for the transition into and out of the equity method and measuring certain purchased options and forward contracts to acquire investments. This update is effective prospectively for fiscal years beginning after December 15, 2020. We do not expect the adoption of this update to have a material effect on our Condensed Consolidated Financial Statements (Unaudited) and related disclosures.
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
On March 3, 2020, we completed the acquisition of Collateral Analytics, LLC ("Collateral Analytics"), a provider of real estate products and tools to support appraisers, appraisal management companies, lenders, investors and government agencies. Collateral Analytics is reported within our Data and Analytics segment as it enhances our real estate solutions and automated valuation model offerings. This acquisition does not meet the definition of "significant" pursuant to Article 3 of Regulation S-X (§210.3-05). The results of operations of Collateral Analytics are not material to our Condensed Consolidated Financial Statements (Unaudited) and related disclosures.
Allocation of purchase price
The purchase price of the Collateral Analytics acquisition was allocated to the assets acquired and liabilities assumed based on their estimated fair value at the acquisition date. The fair value of the acquired Computer software and Other intangible assets was primarily determined using a third-party valuation based on significant estimates and assumptions, including Level 3 inputs, which are judgmental in nature. These estimates and assumptions include the projected timing and amount of future cash flows, discount rates reflecting the risk inherent in the future cash flows and future market prices. These estimates are preliminary and subject to adjustments as we complete our valuation process with respect to Computer software, Other intangible assets, Goodwill and contingent consideration.
Total consideration, net of cash received, was $51.0 million for 100% of the equity interests in Collateral Analytics. The total consideration was as follows (in millions):

Cash paid	$54.1
Contingent consideration	0.6
Less: cash acquired	(3.7)
Total consideration, net	$51.0

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

The following table summarizes the total purchase price consideration and the preliminary fair value amounts recognized for the assets acquired and liabilities assumed as of the acquisition date (in millions):

Total purchase price consideration	$51.0

Computer software	$6.4
Other intangible assets	17.9
Goodwill	25.5
Other current and non-current assets	3.3
Total assets acquired	53.1
Total liabilities assumed	2.1
Net assets acquired	$51.0

The purchase agreement requires us to pay additional cash consideration based on EBITDA over a three-year period beginning April 1, 2020. In accordance with ASC Topic 805, Business Combinations, we will recognize the majority of this consideration as compensation cost over the three-year period due to an ongoing employment requirement.
Estimated Useful Lives of Computer Software and Other Intangible Assets Acquired
As of the acquisition date, the gross carrying value and weighted average estimated useful lives of Computer software and Other intangible assets acquired consisted of the following (dollars in millions):

	Gross carrying value	Weighted average estimated life (in years)
Computer software	$6.4	5
Other intangible assets:
Client relationships	16.7	10
Trade names	0.3	3
Non-compete agreements	0.9	3
Other intangible assets	17.9
Total gross carrying value	$24.3

(3)    Investments in Unconsolidated Affiliates
In 2019, we invested an aggregate of $392.6 million (the "D&B Investment") in Star Parent, L.P., a Delaware limited partnership ("Star Parent"), related to its acquisition of The Dun & Bradstreet Corporation, a Delaware corporation ("D&B"). D&B is a global leader in commercial data and analytics that provides various services helping companies improve their operational performance. In connection with this investment, we were issued certain limited partner interests in Star Parent, representing approximately 18.1% of the outstanding common equity of Star Parent. We account for our D&B Investment as an equity method investment.
Our maximum exposure related to our variable interests in Star Parent is limited to our investment and commitments we may enter into from time to time to maintain our pro-rata share of limited partner interests. The table below summarizes the carrying amount of our D&B Investment and our maximum exposure related to our variable interests in Star Parent (in millions):

	March 31, 2020
	Total assets	Maximum exposure
Investment in Star Parent	$299.1	$299.1

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

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

The following tables summarize the effect of this change in accounting principle on the primary financial statement line items on our Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited) for the first quarter of 2019:

	Three months ended March 31, 2019
	As reported	Adjusted
Equity in losses of unconsolidated affiliates, net of tax	$—	$(13.3)
Net earnings	$39.3	$26.0

Other comprehensive (loss) earnings:
Unrealized losses on investments in unconsolidated affiliates	$—	$(0.2)

Net earnings per share:
Basic	$0.27	$0.18
Diluted	$0.27	$0.18
Our Net earnings for the three months ended March 31, 2020 and 2019 in our Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited) include our equity in earnings (losses) of Star Parent for the three months ended March 31, 2020 and for the period from February 8, 2019 to March 31, 2019, respectively.
Summarized consolidated financial information for Star Parent is presented below (in millions):

	March 31, 2020	December 31, 2019
Current assets	$570.1	$417.9
Non-current assets	8,602.3	8,694.9
Total assets	$9,172.4	$9,112.8

Current liabilities, including short-term debt	$927.7	$1,090.4
Non-current liabilities	5,592.4	5,412.9
Total liabilities	6,520.1	6,503.3
Cumulative preferred series A stock	1,032.8	1,030.6
Total capital	1,619.5	1,578.9
Total liabilities and partners' capital	$9,172.4	$9,112.8

	Three months ended March 31, 2020	For the period February 8 to March 31, 2019
Revenues	$395.3	$174.1
Loss before provision for income taxes and equity in net income of affiliates	(1.0)	(111.6)
Net earnings (loss)	73.9	(81.1)
Net earnings (loss) attributable to Star Parent	41.5	(99.4)

The summarized consolidated financial information for Star Parent was obtained from the audited consolidated financial statements of Star Parent as of December 31, 2019 that were filed with the SEC on March 25, 2020 as Exhibit 99.1 to our Form 10-K/A.
During the three months ended March 31, 2020 and 2019, we recorded equity in earnings related to our D&B Investment of $5.6 million, net of income tax expense of $1.9 million, and equity in losses of $13.3 million, net of income tax benefit of $4.7 million, respectively.

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

(4)    Earnings Per Share
Diluted net earnings per share includes the effect of unvested restricted stock awards. The following table sets forth the computation of basic and diluted net earnings per share (in millions, except per share amounts):

	Three months ended March 31,
	2020	2019
Basic:
Net earnings	$50.1	$26.0
Shares used for basic net earnings per share:
Weighted average shares of common stock outstanding	148.0	147.5
Basic net earnings per share	$0.34	$0.18

Diluted:
Net earnings	$50.1	$26.0
Shares used for diluted net earnings per share:
Weighted average shares of common stock outstanding	148.0	147.5
Dilutive effect of unvested restricted shares of common stock	0.7	0.7
Weighted average shares of common stock, diluted	148.7	148.2
Diluted net earnings per share	$0.34	$0.18

(5)    Related Party Transactions
D&B
As of February 8, 2019, D&B is considered to be a related party primarily due to the combination of certain shared board members, members of executive management and our D&B Investment. Refer to Note 3 — Investments in Unconsolidated Affiliates. As of March 31, 2020 and December 31, 2019, we had a related party receivable of $0.4 million and $0.2 million, respectively, from D&B.
FNF
We are party to certain agreements with Fidelity National Financial, Inc. ("FNF"), including agreements that were entered into when we were related parties, to provide software, data and analytics services, as well as corporate shared services and information technology. We are also a party to certain other agreements under which we incur other expenses or receive revenues from FNF. As a result of our spin-off from FNF and its subsidiaries, FNF and Black Knight are separate independent companies. FNF no longer has an ownership interest in us, but was still considered a related party until December 1, 2019 due to the combination of certain shared board members, members of senior management and various agreements. As of December 1, 2019, the Chairman of our Board of Directors, who also serves as Chairman of FNF's Board of Directors, no longer serves as one of our executive officers, and FNF is no longer considered a related party.
A summary of the revenues and expenses, net from FNF for the period we were related parties is as follows (in millions):

Three months ended March 31, 2019
Revenues	$14.0
Operating expenses	2.8

A summary of related party items included in Revenues is as follows (in millions):

Three months ended March 31, 2019
Software services	$8.7
Data and analytics services	5.3
Total related party revenues	$14.0

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

A summary of related party items included in Operating expenses (net of expense reimbursements) is as follows (in millions):

Three months ended March 31, 2019
Data entry, indexing services and other operating expenses	$1.8
Corporate services	1.0
Total related party expenses, net	$2.8

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
(6)    Computer Software
Computer software, net consists of the following (in millions):

	March 31, 2020	December 31, 2019
Internally developed software	$852.3	$808.2
Purchased software	84.5	78.9
Computer software	936.8	887.1
Accumulated amortization	(506.5)	(481.1)
Computer software, net	$430.3	$406.0

In the fourth quarter of 2019, we entered into agreements to acquire software in exchange for a combination of cash consideration and certain of our products and services. The software was acquired for $32.0 million, of which software valued at $25.5 million was received in the first quarter of 2020 and resulted in non-cash investing activity of $10.5 million.
Internally developed software and purchased software include assets acquired through our acquisition of Collateral Analytics. Refer to Note 2 — Business Acquisition for further discussion.
(7)    Other Intangible Assets
Other intangible assets consist of the following (in millions):

	March 31, 2020			December 31, 2019
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Client relationships	$603.8	$(454.1)	$149.7	$587.1	$(441.4)	$145.7
Other	10.3	(5.1)	5.2	9.1	(4.8)	4.3
Total other intangible assets	$614.1	$(459.2)	$154.9	$596.2	$(446.2)	$150.0

Client relationships and other intangible assets include assets acquired through our acquisition of Collateral Analytics. Refer to Note 2 — Business Acquisition for further discussion.
(8)    Goodwill
Goodwill consists of the following (in millions):

	Software Solutions	Data and Analytics	Corporate and Other	Total
Balance, December 31, 2019	$2,189.3	$172.1	$—	$2,361.4
Collateral Analytics acquisition (Note 2)	—	25.5	—	25.5
Balance, March 31, 2020	$2,189.3	$197.6	$—	$2,386.9

The increase in Goodwill related to our Collateral Analytics acquisition is deductible for tax purposes.

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

(9)    Other Non-Current Assets
Other non-current assets consist of the following (in millions):

	March 31, 2020	December 31, 2019
Property records database	$60.1	$60.1
Contract assets, net	39.5	37.8
Right-of-use assets(1)	26.0	26.4
Deferred compensation plan related assets	11.7	15.2
Prepaid expenses	4.1	8.1
Unbilled receivables, net	2.6	3.5
Other	7.4	7.7
Other non-current assets	$151.4	$158.8
_______________________________________________________
(1) Includes non-cash additions for right-of-use assets obtained in exchange for lease liabilities of $2.6 million and $0.7 million for the three months ended March 31, 2020 and 2019, respectively.
(10)        Long-Term Debt
Long-term debt consists of the following (in millions):

	March 31, 2020				December 31, 2019
	Principal	Debt issuance costs	Discount	Total	Principal	Debt issuance costs	Discount	Total
Term A Loan	$1,195.3	$(4.7)	$—	$1,190.6	$1,203.1	$(5.2)	$—	$1,197.9
Revolving Credit Facility	416.0	(3.8)	—	412.2	310.0	(4.1)	—	305.9
Other	33.8	—	(1.0)	32.8	41.7	—	(1.3)	40.4
Total long-term debt	1,645.1	(8.5)	(1.0)	1,635.6	1,554.8	(9.3)	(1.3)	1,544.2
Less: Current portion of debt	84.9	(0.2)	(0.6)	84.1	80.0	(0.2)	(0.7)	79.1
Long-term debt, net of current portion	$1,560.2	$(8.3)	$(0.4)	$1,551.5	$1,474.8	$(9.1)	$(0.6)	$1,465.1

As of March 31, 2020, principal maturities, including payments related to our finance leases, are as follows (in millions):

2020 (remaining)	$64.3
2021	72.3
2022	111.8
2023	1,396.7
Total	$1,645.1

Credit Agreement
On April 30, 2018, our indirect subsidiary, Black Knight InfoServ, LLC ("BKIS") entered into an amended and restated credit and guaranty agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent, the guarantors party thereto, the other agents party thereto and the lenders party thereto.
The Credit Agreement provides for (i) a $1,250.0 million term loan A facility (the “Term A Loan”) and (ii) a $750.0 million revolving credit facility (the “Revolving Credit Facility” and, together with the Term A Loan, collectively, the “Facilities”), the proceeds of which were used to repay in full the previous term loan A facility, term loan B facility and revolving credit facility.
As of March 31, 2020, the interest rates on the Term A Loan and the Revolving Credit Facility were based on the Eurodollar rate plus a margin of 150 basis points and were approximately 2.49% and 2.18%, respectively. As of March 31, 2020, we had $334.0 million capacity on the Revolving Credit Facility and paid an unused commitment fee of 20 basis points.
The Facilities are guaranteed by all of BKIS’s wholly-owned domestic restricted subsidiaries and Black Knight Financial Services, LLC, a Delaware limited liability company and the direct parent company of BKIS, and are secured by associated

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

collateral agreements that pledge a lien on substantially all of BKIS’s assets, including fixed assets and intangibles, and the assets of the guarantors, in each case, subject to customary exceptions.
Other Debt
On April 1, 2018, we entered into a financing agreement for $32.9 million, with a stated interest rate of 0% and an imputed interest rate of 3.4%, primarily related to certain data processing and maintenance services. On December 31, 2019, we entered into an amendment to the financing agreement for an additional $16.3 million, with a stated interest rate of 0% and an imputed interest rate of 3.3%. Under the terms of the amendment, quarterly payments are due beginning January 2, 2020 through January 2, 2023. As of March 31, 2020, $10.0 million is included in the Current portion of debt and $11.0 million is included in Long-term debt, net of current portion in our Condensed Consolidated Balance Sheets (Unaudited).
Finance Leases
On December 31, 2019, we entered into one-year finance lease agreements, with a stated interest rate of 0%, an imputed interest rate of 3.3% and bargain purchase options for certain computer equipment. The leased equipment has a useful life of five years and is depreciated on a straight-line basis. The finance lease liabilities of $11.8 million as of March 31, 2020 are included in the Current portion of debt on our Condensed Consolidated Balance Sheets (Unaudited). For the three months ended March 31, 2020, non-cash investing and financing activity was $12.0 million related to the unpaid portion of our finance lease agreements.
Fair Value of Long-Term Debt
The fair value of our Facilities approximates their carrying value at March 31, 2020. The fair value of our Facilities is based upon established market prices for the securities using Level 2 inputs.
Interest Rate Swaps
We enter into interest rate swap agreements to hedge forecasted monthly interest rate payments on our floating rate debt. As of March 31, 2020, we had the following interest rate swap agreements (collectively, the "Swap Agreements") (in millions):

Effective dates	Notional amount	Fixed rates
March 31, 2017 through March 31, 2022	$200.0	2.08%
September 29, 2017 through September 30, 2021	$200.0	1.69%
April 30, 2018 through April 30, 2023	$250.0	2.61%
January 31, 2019 through January 31, 2023	$300.0	2.65%

Under the terms of the Swap Agreements, we receive payments based on the 1-month London Interbank Offered Rate ("LIBOR") (approximately 0.99% as of March 31, 2020).
We entered into the Swap Agreements to convert a portion of the interest rate exposure on our floating rate debt from variable to fixed. We designated these Swap Agreements as cash flow hedges. A portion of the amount included in Accumulated other comprehensive loss is reclassified into Interest expense, net as a yield adjustment as interest is either paid or received on the hedged debt. The fair value of our Swap Agreements is based upon Level 2 inputs. We have considered our own credit risk and the credit risk of the counterparties when determining the fair value of our Swap Agreements.
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
The estimated fair values of our Swap Agreements are as follows (in millions):

Balance sheet accounts	March 31, 2020	December 31, 2019
Other non-current liabilities	$49.3	$21.9

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

A cumulative loss of $49.3 million ($36.9 million net of tax) and cumulative loss of $21.9 million ($16.4 million net of tax) is reflected in Accumulated other comprehensive loss as of March 31, 2020 and December 31, 2019, respectively. Below is a summary of the effect of derivative instruments on amounts recognized in Other comprehensive (loss) earnings ("OCE") on the accompanying Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited) (in millions):

	Three months ended March 31, 2020		Three months ended March 31, 2019
	Amount of loss recognized in OCE	Amount of loss reclassified from Accumulated OCE into Net earnings	Amount of loss recognized in OCE	Amount of gain reclassified from Accumulated OCE into Net earnings
Swap agreements	$(21.6)	$1.2	$(6.2)	$(0.7)
Approximately $18.6 million ($13.9 million net of tax) of the balance in Accumulated other comprehensive loss as of March 31, 2020 is expected to be reclassified into Interest expense, net over the next 12 months.

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
The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in millions):

	March 31, 2020				December 31, 2019
	Carrying amount	Fair value			Carrying amount	Fair value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents (Note 1)	$66.5	$66.5	$—	$—	$15.4	$15.4	$—	$—

Liabilities:
Interest rate swaps (Note 10)	49.3	—	49.3	—	21.9	—	21.9	—
Contingent consideration	9.6	—	—	9.6	9.0	—	—	9.0

The fair value of contingent consideration was primarily determined using a third-party valuation based on significant estimates and assumptions, including Level 3 inputs. The estimates and assumptions include the projected timing and amount of future cash flows and discount rates reflecting the rate inherent in the future cash flows.

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

The following table presents a summary of the change in fair value of our contingent consideration (in millions):

Beginning balance, December 31, 2019	$9.0
Collateral Analytics acquisition (Note 2)	0.6
Ending balance, March 31, 2020	$9.6

(12)        Income Taxes
Our effective tax rate for the three months ended March 31, 2020 and 2019 was 15.6% and 21.4%, respectively. Our effective tax rate for the three months ended March 31, 2020 and 2019 differs from our statutory rate primarily due to the effect of excess tax benefits related to the vesting of restricted shares of our common stock.
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
PennyMac Litigation
On November 5, 2019, Black Knight Servicing Technologies, LLC (“BKST”), a wholly-owned indirect subsidiary of Black Knight, filed a Complaint and Demand for Jury Trial (the “Black Knight Complaint”) against PennyMac Loan Services, LLC (“PennyMac”) in the Circuit Court for the Fourth Judicial Circuit in and for Duval County, Florida. The Black Knight Complaint includes causes of action for breach of contract and misappropriation of MSP® System trade secrets in order to develop an imitation mortgage processing system intended to replace the MSP® System. The Black Knight Complaint seeks damages for breach of contract and misappropriation of trade secrets, injunctive relief under the Florida Uniform Trade Secrets Act and declaratory judgment that BKST owns all intellectual property and software developed by or on behalf of PennyMac as a result of its wrongful use of and access to the MSP® System and related trade secret and confidential information. PennyMac filed a motion to compel arbitration of the action and the Court granted the motion on April 6, 2020. On April 21, 2020, BKST filed a Motion for Reconsideration of the Court’s order compelling arbitration and, on April 27, 2020, PennyMac filed its opposition to BKST's Motion for Reconsideration.
Shortly after the filing of the Black Knight Complaint, on November 6, 2019, PennyMac filed an Antitrust Complaint (the “PennyMac Complaint”) against Black Knight in the United States District Court for the Central District of California. The PennyMac Complaint included causes of action for alleged monopolization and attempted monopolization under Section 2 of the Sherman Antitrust Act, violation of California’s Cartwright Act, violation of California’s Unfair Competition Law and common law unfair competition under California law. The PennyMac Complaint sought equitable remedies, damages and other monetary relief, including treble and punitive damages. Generally, PennyMac alleged that Black Knight relies on various anticompetitive, unfair, and discriminatory practices to maintain and to enhance its dominance in the mortgage servicing platform market and in an attempt to monopolize the platform software applications market. Black Knight moved to dismiss the PennyMac Complaint or have the action transferred to Florida based upon a forum selection clause in the agreement with BKST. On February 13, 2020, the judge granted Black Knight's motion to transfer the case to Florida and denied as moot the motion to dismiss. On April 17, 2020, PennyMac filed a Notice of Dismissal of this action without prejudice and indicated that they intended to bring the claims

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

raised in the dismissed PennyMac Complaint as defenses, third party claims and/or counterclaims in arbitration. On April 23, 2020, the Court entered an order dismissing the action without prejudice and directing that the clerk close the case.
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
(14)     Revenues
Disaggregation of Revenues
The following tables summarize revenues from contracts with clients (in millions):

	Three months ended March 31, 2020
	Servicing Software	Origination Software	Software Solutions	Data and Analytics	Corporate and Other		Total
Software and hosting solutions	$177.0	$36.3	$213.3	$8.4	$—		$221.7
Professional services	18.7	9.5	28.2	0.3	(0.1)	(1)	28.4
Data solutions	—	—	—	36.8	—		36.8
Other	—	3.2	3.2	0.6	—		3.8
Revenues	$195.7	$49.0	$244.7	$46.1	$(0.1)		$290.7

	Three months ended March 31, 2019
	Servicing Software	Origination Software	Software Solutions	Data and Analytics	Corporate and Other		Total
Software and hosting solutions	$179.7	$28.2	$207.9	$7.9	$—		$215.8
Professional services	21.8	10.7	32.5	0.4	(0.1)	(1)	32.8
Data solutions	—	—	—	30.8	—		30.8
Other	0.3	2.8	3.1	0.6	—		3.7
Revenues	$201.8	$41.7	$243.5	$39.7	$(0.1)		$283.1
______________________________________________________

(1)	Revenues for Corporate and Other represent deferred revenue purchase accounting adjustments recorded in accordance with GAAP.

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

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

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
As of March 31, 2020, the aggregate amount of the transaction price that is allocated to our future performance obligations was approximately $2.2 billion and is expected to be recognized as follows: 17% by December 31, 2020, 59% by December 31, 2022, 88% by December 31, 2024 and the rest thereafter.
(15)        Equity-Based Compensation
A summary of restricted shares granted in 2020 is as follows:

Date	Number of shares granted	Grant date fair value per share	Vesting period (in years)	Vesting criteria
February 18, 2020	16,689	$74.91	1.0	Service
February 18, 2020(1)	487,096	$74.91	3.0	Service and Performance
March 11, 2020	11,865	$63.26	3.0	Service
March 18, 2020	3,366	$59.45	2.0	Service
______________________________________________________

(1)
This award is subject to an independent performance target for each of three consecutive 12-month measurement periods. Vesting of each tranche is independent of the satisfaction of the annual performance target for other tranches.

Restricted stock transactions in 2020 are as follows:

	Shares	Weighted average grant date fair value
Balance, December 31, 2019	2,014,983	$46.99
Granted	519,016	$74.54
Forfeited	(3,386)	$61.53
Vested	(827,587)	$43.25
Balance, March 31, 2020	1,703,026	$57.18

Equity-based compensation expense was $10.7 million and $13.3 million for the three months ended March 31, 2020 and 2019, respectively. Equity-based compensation includes accelerated recognition of $0.2 million and $1.9 million for the three months ended March 31, 2020 and 2019, respectively. These expenses are included in Operating expenses in the Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited).
Total unrecognized compensation cost was $64.0 million as of March 31, 2020 and is expected to be recognized over a weighted average period of approximately 2.2 years.

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
Segment asset information is not included below because we do not use it to evaluate performance or allocate resources. Summarized financial information concerning our segments is shown in the tables below (in millions):

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

	Three months ended March 31, 2020
	Software Solutions	Data and Analytics	Corporate and Other		Total
Revenues	$244.7	$46.1	$(0.1)	(1)	$290.7
Expenses:
Operating expenses	105.3	31.5	25.6	(2)	162.4
Transition and integration costs	—	—	2.4	(3)	2.4
EBITDA	139.4	14.6	(28.1)		125.9
Depreciation and amortization	30.3	4.0	23.4	(4)	57.7
Operating income (loss)	109.1	10.6	(51.5)		68.2
Interest expense, net					(14.7)
Other expense, net					(0.8)
Earnings before income taxes and equity in earnings of unconsolidated affiliates					52.7
Income tax expense					8.2
Earnings before equity in earnings of unconsolidated affiliates					44.5
Equity in earnings of unconsolidated affiliates, net of tax					5.6
Net earnings					$50.1

	Three months ended March 31, 2019
	Software Solutions	Data and Analytics	Corporate and Other		Total
Revenues	$243.5	$39.7	$(0.1)	(1)	$283.1
Expenses:
Operating expenses	102.8	29.8	27.4	(2)	160.0
Transition and integration costs	—	—	0.9	(5)	0.9
EBITDA	140.7	9.9	(28.4)		122.2
Depreciation and amortization	29.9	3.8	23.2	(4)	56.9
Operating income (loss)	110.8	6.1	(51.6)		65.3
Interest expense, net					(15.0)
Other expense, net					(0.3)
Earnings before income taxes and equity in losses of unconsolidated affiliates					50.0
Income tax expense					10.7
Earnings before equity in losses of unconsolidated affiliates					39.3
Equity in losses of unconsolidated affiliates, net of tax					(13.3)
Net earnings					$26.0
_______________________________________________________

(1)	Revenues for Corporate and Other represent deferred revenue purchase accounting adjustments recorded in accordance with GAAP.

(2)
Operating expenses for Corporate and Other includes equity-based compensation, including certain related payroll taxes, of $11.7 million and $13.9 million for the three months ended March 31, 2020 and 2019, respectively .

(3) Transition and integration costs primarily consisted of costs associated with acquisitions and expense reduction initiatives.

(4)
Depreciation and amortization for Corporate and Other primarily represents net incremental depreciation and amortization adjustments associated with the application of purchase accounting recorded in accordance with GAAP.

(5)	Transition and integration costs primarily consisted of costs associated with acquisitions.

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

•
changes in general economic, business, regulatory and political conditions, including those resulting from pandemics such as COVID-19, particularly as they affect foreclosures and the mortgage industry;

•	the outbreak of COVID-19 and measures to reduce its spread, including the effect of governmental or voluntary actions such as business shutdowns and stay-at-home orders;

•	security breaches against our information systems;

•	our ability to maintain and grow our relationships with our clients;

•	changes to the laws, rules and regulations that affect our and our clients' businesses;

•	our ability to adapt our services to changes in technology or the marketplace or to achieve our growth strategies;

•	our ability to protect our proprietary software and information rights;

•	the effect of any potential defects, development delays, installation difficulties or system failures on our business and reputation;

•	risks associated with the availability of data;

•	the effects of our existing leverage on our ability to make acquisitions and invest in our business;

•	our ability to successfully integrate strategic acquisitions;

•	risks associated with our investment in Star Parent, L.P. ("Star Parent") and the operation of its indirect subsidiary The Dun & Bradstreet Corporation ("D&B"); and

•
other risks and uncertainties detailed in the "Statement Regarding Forward-Looking Information," "Risk Factors" and other sections of our Annual Report on Form 10-K for the year ended December 31, 2019 and other filings with the Securities and Exchange Commission ("SEC").

The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 28, 2020 and other filings with the SEC.
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

The table below summarizes active first and second lien mortgage loans on our mortgage loan servicing software solution and the related market data, reflecting our leadership in the mortgage loan servicing software solutions market (in millions):

	First lien				Second lien				Total first and second lien
	as of March 31,				as of March 31,				as of March 31,
	2020		2019		2020		2019		2020	2019
Active loans	30.8		32.1		2.6		2.6		33.4	34.7
Market size	53.0	(1)	52.0	(1)	13.4	(2)	13.1	(2)	66.4	65.1
Market share	58%		62%		19%		20%		50%	53%
_______________________________________________________
Note: Percentages above may not recalculate due to rounding.

(1)	According to the Black Knight Mortgage Monitor Report as of February 29, 2020 and February 28, 2019 for U.S. first lien mortgage loans.

(2)	According to the February 2020 and 2019 Equifax National Consumer Credit Trends Report as of December 31, 2019 and 2018, respectively, for U.S. second lien mortgage loans.
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
Our Markets
The U.S. mortgage loan market is large, and the loan lifecycle is complex and consists of several stages. The mortgage loan lifecycle includes origination, servicing and default. Mortgage loans are originated to finance home purchases or refinance existing mortgage loans. Once a mortgage loan is originated, it is serviced on a periodic basis by mortgage servicers, which may not be the lenders that originated the mortgage loan. Furthermore, if a mortgage loan goes into default, it triggers a set of multifaceted processes with an assortment of potential outcomes depending on a mix of variables.
Underlying the three major stages of the mortgage loan lifecycle are the software, data and analytics support behind each process, which have become increasingly critical to industry participants. As the industry has grown in complexity, participants have responded by outsourcing to large-scale specialty providers, automating manual processes and seeking end-to-end solutions that support the processes required to manage the entire mortgage loan lifecycle.
Business Trends and Conditions
COVID-19 Pandemic
On March 11, 2020, the World Health Organization ("WHO") declared the COVID-19 outbreak to be a global pandemic. In addition to the devastating effects on human life, the pandemic is having a negative ripple effect on the global economy, leading to disruptions and volatility in the global financial markets. Most U.S. states and many countries have issued policies intended to stop or slow the further spread of the disease.
COVID-19 and the U.S.’s response to the pandemic are significantly affecting the mortgage and real estate industries. On March 18, 2020, the U.S. Department of Housing and Urban Development ("HUD") and the Federal Housing Finance Agency ("FHFA") announced a 60-day moratorium on mortgage loan foreclosures and evictions. Likewise, the FHFA also announced mortgage loan forbearance programs for certain borrowers that allow mortgage loan payments to be suspended for up to 12 months. On March 27, 2020 the Coronavirus, Aid, Relief and Economic Security Act (the "CARES Act") was signed into law in an effort to provide economic assistance to workers, families and businesses and codified the actions of HUD and the FHFA.
There are no comparable events that provide guidance as to the effect the COVID-19 pandemic may have, and, as a result, the ultimate effect of the pandemic is highly uncertain and subject to change. We do not yet know the full extent of the effects on the economy, the markets we serve, our business or our operations.

Black Knight Response and the Effect on Our Business
In the first quarter of 2020, we executed on our business continuity plans to address the challenges related to the ongoing COVID-19 pandemic. Since March 2020, substantially all of our employees have been working from home. We are following the requirements and protocols published by the U.S. Centers for Disease Control, the WHO and country, state and local governments. Our most important priorities are the health and safety of our employees and helping the communities where we work and live. We cannot predict when or how we will begin to lift the actions put in place as part of our business continuity plans, including working from home and travel restrictions, but we continue to offer our clients the high level of service they have come to expect from us. We believe our transition to working from home has been successful and has not significantly affected our results of operations, financial condition, cash flows or control environment as of and for the three months ended March 31, 2020.
The extraordinary effects of the broad-based response to the COVID-19 pandemic have delayed the timing of certain revenues. Specifically, the current mortgage loan foreclosure moratorium and forbearance plans offered as part of the CARES Act are reducing the number of foreclosures being processed on our BankruptcySM/ForeclosureSM and InvoicingSM software solutions for which revenue is recognized as transactions occur. We currently estimate approximately $39 million in revenues may be delayed beyond 2020. Many of our clients are also adjusting to working from home while experiencing refinance origination volume increases as well as an extremely elevated number of customer service calls. As a result, we have seen delays to some of our implementation timelines. Our teams are focused on supporting our clients in this shifting landscape and stand ready to deliver our solutions. We are also monitoring the effects of the pandemic on our sales cycles.
In response to the foregoing revenue delays, we continue to tightly manage our expenses, including minimizing discretionary spend and disciplined management of personnel costs. To the extent the revenue delays continue for an extended period of time, additional cost management actions will be considered and will be dependent on the severity and duration of the revenue delays.
Our clients have realized there will be significant changes in how their customers want to, or are able to, interact with them throughout the pandemic and beyond. In reaction to these changes, our clients are prioritizing automated technology solutions that enable them to remotely engage with their customers and provide streamlined ways of performing the core functions of their businesses, all while maintaining regulatory compliance in an environment that is rapidly changing. We believe our solutions are well-positioned to help our clients address these needs.
We partner with many of the industry’s best lenders and servicers and believe it is our duty to serve in a leadership role as we manage through this crisis and beyond. From the start of the COVID-19 crisis, we have worked to provide leadership on behalf of our clients and to provide them with actionable intelligence, including our monthly Mortgage Monitor report and our new McDash Flash Forbearance Tracker. We have also published in-depth white papers, held town hall meetings with our clients and have had frequent meetings with senior executives at our clients, government agencies and industry associations. We believe the in-depth data and insights we offer are essential for both mortgage market participants and government entities as we work together to address the economic ramifications of the crisis.
Our investment and innovation in digital mortgage loan solutions have made it possible for a majority of the mortgage application, underwriting and closing processes to happen online and remotely. Our industry-leading servicing system and a mortgage loan contributory data set represents a majority of the U.S. market and is modeled to represent the entire U.S. market. Our robust analytics and seamless integration ties them all together and allows for real-time visibility into the majority of active mortgage loans and a holistic view of the homeownership lifecycle. The depth of our integrated software, data and analytics enables clients to see what the effects of the pandemic mean for their business and industry. Our clients use these robust solutions for modeling, forecasting and reserve setting, which is critical, especially in this current environment.
Market Trends
Market trends that have spurred lenders and servicers to seek software, data and analytics solutions are as follows:
Integral role of technology in the U.S. mortgage loan industry. Over the past few years, banks and other lenders and servicers have become increasingly focused on automation and workflow management to operate more efficiently and meet their regulatory requirements as well as using technology to enhance the consumer experience during the mortgage loan origination, closing and servicing processes. Since the start of the pandemic, our clients have become increasing aware that digital solutions are integral to their ability to stay connected with their customer base in times when face-to-face interactions are not possible. We believe technology providers must be able to support the complexity and dynamic nature of the market, display extensive industry knowledge and possess the financial resources to make the necessary investments in technology and software to support lenders. This includes an enhanced digital experience along with the application of artificial intelligence, robotic process automation and adaptive learning.

Heightened demand for enhanced transparency and analytic insight. As U.S. mortgage loan market participants work to minimize the risk in lending, servicing and capital markets, they rely on the integration of data and analytics with solutions that enhance the decision-making process. These industry participants rely on large comprehensive third-party databases coupled with enhanced analytics to achieve these goals. The pandemic is putting pressure on the U.S. economy, affecting tens of millions of American jobs and creating a high-level of uncertainty in the volume of work that our clients are facing with possible delinquent mortgage loans. Mortgage loan market participants are eager for timely data and insights to help them plan and react to the changing environment.
Regulatory changes and oversight. Most U.S. mortgage loan market participants are subject to a high level of regulatory oversight and regulatory requirements as federal and state governments have enacted various new laws, rules and regulations. It is our experience that mortgage lenders have become more focused on minimizing the risk of non-compliance with regulatory requirements and are looking toward solutions that assist them in complying with their regulatory requirements. We expect this trend to continue as additional governmental programs and regulations have been recently enacted to address the economic concerns resulting from the pandemic, and our clients have had to adapt their systems and processes in record time to the shifting landscape. In addition, our clients and our clients' regulators have elevated their focus on privacy and data security while many of our clients’ employees are working from home and in light of an increased level of cybersecurity incidents. We expect the industry focus on privacy and data security to continue to increase.
Our Business Segments
Our business is organized into two segments: Software Solutions and Data and Analytics.
Software Solutions
Our Software Solutions segment offers software and hosting solutions that support loan servicing, loan origination and settlement services. The following table summarizes our software solutions revenues (in millions):

	Three months ended March 31,		% of segment revenues
	2020	2019	2020	2019
Servicing software solutions	$195.7	$201.8	80%	83%
Origination software solutions	49.0	41.7	20%	17%
Software Solutions	$244.7	$243.5	100%	100%
Our servicing software solutions primarily include our core servicing software solution that automates loan servicing, including loan setup and ongoing processing, customer service, accounting, reporting to the secondary mortgage market and investors and web-based workflow information systems. Our servicing software solutions primarily generate revenues based on the number of active loans outstanding on our system, which has been very stable; however, we have some exposure to foreclosure and bankruptcy loan volumes, which can fluctuate based on economic cycles and other factors.
Before the pandemic, foreclosure start volumes were already at historic lows. Our servicing software solutions that are more sensitive to foreclosure volumes were approximately 4% of our consolidated revenues for the three months ended March 31, 2020. As a result of the effects of the broad-based response to the COVID-19 pandemic, we have seen lower foreclosure-related transactional revenues due to the mortgage loan foreclosure moratorium and expect this to continue given the mortgage loan forbearance plans offered as part of the CARES Act. As of April 30, 2020, Black Knight’s McDash Flash Forbearance Tracker estimated more than 3.8 million homeowners, or 7.3% of all U.S. mortgage loans, have entered into COVID-19 mortgage loan forbearance plans.
Our origination software solutions primarily include our solutions that automate and facilitate the origination of mortgage loans and provide an interconnected network allowing the various parties and systems associated with lending transactions to exchange data quickly and efficiently. For our origination software solutions, our loan origination system revenues are based on closed loan volumes subject to minimum base software fees that are contractually obligated, which limits our exposure to origination volumes. Some of our origination software solutions are exposed to variances in origination volumes, primarily related to refinance volumes due to the nature of the services provided. Given the near record low level of mortgage loan rates, we have seen elevated volumes related to refinance originations and expect this to continue throughout 2020. However, with stay-at-home orders and similar restrictive mitigation measures issued in various parts of the country for an unknown duration, we have also seen a recent decline in purchase origination volumes, and we expect this trend to continue throughout 2020. Our origination software solutions that are more sensitive to origination volumes, primarily refinance origination volumes, were approximately 5% of our consolidated revenues for the three months ended March 31, 2020.

Data and Analytics
Our Data and Analytics segment offers data and analytics solutions to the mortgage, real estate and capital markets verticals. These solutions include property ownership data, lien data, servicing data, automated valuation models, collateral risk scores, behavioral models, a multiple listing service software solution and other data solutions. Our data and analytics business is predominantly based on longer-term strategic data licenses, other data licenses and subscription-based revenues. For the three months ended March 31, 2020 and 2019, our data and analytics revenues were 16% and 14%, respectively, of our consolidated revenues. Our data and analytics business has limited exposure to fluctuations in home buying activity and origination volumes where we provide data related to title insurance and other settlement service activities.
Acquisition
On March 3, 2020, we completed the acquisition of Collateral Analytics, LLC ("Collateral Analytics"), a provider of real estate product and tools to support appraisers, appraisal management companies, lenders, investors and government agencies. The acquisition is integrated into our Data and Analytics segment and enhances our real estate solutions and automated valuation model offerings. Refer to Note 2 — Business Acquisition in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information.
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

Consolidated Results of Operations
The following table presents certain financial data for the periods indicated (in millions, except per share data):
	Three months ended March 31,
	2020	2019
Revenues	$290.7	$283.1
Expenses:
Operating expenses	162.4	160.0
Depreciation and amortization	57.7	56.9
Transition and integration costs	2.4	0.9
Total expenses	222.5	217.8
Operating income	68.2	65.3
Operating margin	23.5%	23.1%
Interest expense, net	(14.7)	(15.0)
Other expense, net	(0.8)	(0.3)
Earnings before income taxes and equity in earnings (losses) of unconsolidated affiliates	52.7	50.0
Income tax expense	8.2	10.7
Earnings before equity in earnings (losses) of unconsolidated affiliates	44.5	39.3
Equity in earnings (losses) of unconsolidated affiliates, net of tax	5.6	(13.3)
Net earnings	$50.1	$26.0

Net earnings per share:
Diluted	$0.34	$0.18
Weighted average shares of common stock outstanding:
Diluted	148.7	148.2

Segment Financial Results
Revenues
The following table sets forth revenues by segment for the periods presented (in millions):

	Three months ended March 31,		Variance
	2020	2019	$	%
Software Solutions	$244.7	$243.5	$1.2	—%
Data and Analytics	46.1	39.7	6.4	16%
Corporate and Other(1)	(0.1)	(0.1)	—	NM
Total	$290.7	$283.1	$7.6	3%
_______________________________________________________

(1)	Revenues for Corporate and Other represent deferred revenue purchase accounting adjustments recorded in accordance with GAAP.
Software Solutions
Revenues were $244.7 million in the three months ended March 31, 2020 compared to $243.5 million in the 2019 period, an increase of $1.2 million. Our servicing software solutions decreased 3%, or $6.1 million, as increased revenues from new and existing clients on MSP® and an increase in our average revenue per loan were more than offset by the effect of client deconversions and the effect of lower foreclosure-related volumes due to the foreclosure moratorium as part of the CARES Act. Our origination software solutions increased 18%, or $7.3 million, primarily driven by new clients, higher refinance origination volumes and revenues from an acquired business.
Data and Analytics
Revenues were $46.1 million in the three months ended March 31, 2020 compared to $39.7 million in the 2019 period, an increase of $6.4 million, or 16%. The increase was primarily driven by strong sales execution across nearly all business lines, higher refinance origination volumes and revenues from an acquired business.
EBITDA and EBITDA margin
The following tables set forth EBITDA (in millions) and EBITDA margin by segment for the periods presented:

	Three months ended March 31,		Variance
	2020	2019	$	%
Software Solutions	$139.4	$140.7	$(1.3)	(1)%
Data and Analytics	14.6	9.9	4.7	47%

	Three months ended March 31,		Variance
	2020	2019	Basis points
Software Solutions	57.0%	57.8%	(80)
Data and Analytics	31.7%	24.9%	680
Software Solutions
EBITDA was $139.4 million in the three months ended March 31, 2020 compared to $140.7 million in the 2019 period, a decrease of $1.3 million, or 1%, with an EBITDA margin of 57.0%, a decrease of 80 basis points from the 2019 period. The EBITDA margin decrease was primarily driven by revenue mix.

Data and Analytics
EBITDA was $14.6 million in the three months ended March 31, 2020 compared to $9.9 million in the 2019 period, an increase of $4.7 million, or 47%, with an EBITDA margin of 31.7%, an increase of 680 basis points from the 2019 period. The EBITDA margin increase was primarily driven by incremental margins on revenue growth.
Consolidated Financial Results
Operating Expenses
The following table sets forth operating expenses by segment for the periods presented (in millions):

	Three months ended March 31,		Variance
	2020	2019	$	%
Software Solutions	$105.3	$102.8	$2.5	2%
Data and Analytics	31.5	29.8	1.7	6%
Corporate and Other(1)	25.6	27.4	(1.8)	(7)%
Total	$162.4	$160.0	$2.4	2%
_______________________________________________________

(1)
Operating expenses for Corporate and Other include equity-based compensation, including certain related payroll taxes, of $11.7 million and $13.9 million for the three months ended March 31, 2020 and 2019, respectively.

The increase in Operating expenses in our Software Solutions segment in the three months ended March 31, 2020 compared to the 2019 period was primarily driven by higher personnel costs related to a prior year acquisition and higher costs related to information technology, partially offset by the effect of expense reduction initiatives implemented at the end of 2019. The increase in our Data and Analytics segment in the three months ended March 31, 2020 compared to the 2019 period was primarily driven by higher costs of goods sold related to revenue growth. The decrease in Corporate and Other in the three months ended March 31, 2020 compared to the 2019 period was primarily driven by lower equity-based compensation.
Depreciation and Amortization
The following table sets forth depreciation and amortization by segment for the periods presented (in millions):

	Three months ended March 31,		Variance
	2020	2019	$	%
Software Solutions	$30.3	$29.9	$0.4	1%
Data and Analytics	4.0	3.8	0.2	5%
Corporate and Other(1)	23.4	23.2	0.2	1%
Total	$57.7	$56.9	$0.8	1%
_______________________________________________________

(1)
Depreciation and amortization for Corporate and Other primarily represents net incremental depreciation and amortization adjustments associated with the application of purchase accounting recorded in accordance with GAAP.

The increase in Depreciation and amortization in the three months ended March 31, 2020 compared to the 2019 period is primarily driven by new hardware and software placed in service as a result of prior year acquisitions and new client wins.
Transition and Integration Costs
Transition and integration costs were $2.4 million in the three months ended March 31, 2020 compared to $0.9 million in the 2019 period. Transition and integration costs in the 2020 period primarily consisted of costs associated with acquisitions and expense reduction initiatives. Transition and integration costs in the 2019 period primarily consisted of costs associated with acquisitions.
Interest Expense, Net
Interest expense, net was $14.7 million in the three months ended March 31, 2020 compared to $15.0 million in the 2019 period, a decrease of $0.3 million, or 2%.
Other Expense, Net
Other expense, net was $0.8 million in the three months ended March 31, 2020 compared to $0.3 million in the 2019 period, an increase of $0.5 million. The 2020 and 2019 amounts are primarily related to legal fees.

Income Tax Expense
Income tax expense was $8.2 million in the three months ended March 31, 2020 compared to $10.7 million in the 2019 period. Our effective tax rate was 15.6% in 2020 compared to 21.4% in 2019. Our effective tax rate for the three months ended March 31, 2020 and 2019 includes the effect of tax benefits related to the vesting of restricted shares of our common stock.
Equity in Earnings (Losses) of Unconsolidated Affiliates, Net of Tax
Equity in earnings (losses) of unconsolidated affiliates, net of tax was $5.6 million, net of income tax expense of $1.9 million, in the three months ended March 31, 2020, compared to a loss of $13.3 million, net of income tax benefit of $4.7 million in the 2019 period. Substantially all of our equity in earnings (losses) of unconsolidated affiliates relates to our D&B Investment.
Liquidity and Capital Resources
Cash Requirements
Our primary sources of liquidity are our existing cash balances, cash flows from operations and borrowings on our revolving credit facility. As of March 31, 2020, we had cash of $66.5 million, debt principal of $1,645.1 million and available capacity of $334.0 million on our revolving credit facility. Our existing credit facility matures on April 30, 2023.
Our primary cash requirements include operating expenses, debt service payments (principal and interest), capital expenditures (including property, equipment and computer software expenditures) and tax-related payments and may include share repurchases and business acquisitions.
We believe that our cash flows from operations and available cash and cash equivalents are sufficient to meet our liquidity needs, including the repayment of our outstanding debt, for at least the next 12 months. We anticipate that to the extent we require additional liquidity, it will be funded through borrowings on our revolving credit facility, the incurrence of other indebtedness, equity issuance or a combination thereof. The recent COVID-19 pandemic has caused disruption in the capital markets. It could make financing more difficult and/or expensive and we cannot be assured that we will be able to obtain this additional liquidity on reasonable terms, or at all. The loss of the largest lender on our revolving credit facility would reduce our borrowing capacity by $102.5 million. Additionally, our liquidity and our ability to meet our obligations and fund our capital requirements are also dependent on our future financial performance, which is subject to general economic, financial and other factors that are beyond our control. Accordingly, we cannot be assured that our business will generate sufficient cash flows from operations or that future borrowings will be available from additional indebtedness or otherwise to meet our liquidity needs. Although we have no specific current plans to do so, if we decide to pursue one or more significant acquisitions, we may incur additional debt or issue additional equity to finance such acquisitions.
Cash Flows
The following table provides a summary of cash flows from operating, investing and financing activities for the periods presented (in millions):

	Three months ended March 31,
	2020	2019	Variance
Cash flows provided by operating activities	$60.5	$64.1	$(3.6)
Cash flows used in investing activities	(87.1)	(397.7)	310.6
Cash flows provided by financing activities	77.7	325.3	(247.6)
Net increase (decrease) in cash and cash equivalents	$51.1	$(8.3)	$59.4
Operating Activities
The $3.6 million decrease in cash provided by operating activities in the three months ended March 31, 2020 compared to the 2019 period is primarily related to an increase in earnings and the timing and amount of cash receipts for Trade receivables, net.
Investing Activities
The $310.6 million decrease in cash used in investing activities in the three months ended March 31, 2020 compared to the 2019 period is primarily related to our investment in D&B in 2019, partially offset by our acquisition of Collateral Analytics in 2020.
Financing Activities
The $247.6 million decrease in cash provided by financing activities in the three months ended March 31, 2020 compared to the 2019 period is primarily related to an incremental borrowing in 2019 related to our investment in D&B.

Financing
For a description of our financing arrangements, see Note 10 — Long-Term Debt in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated by reference into this Part I Item 2.
Contractual Obligations
Our long-term contractual obligations generally include our debt and related interest payments, data processing and maintenance commitments and operating and finance lease payments for our offices, data centers, property and equipment. There were no significant changes to our contractual obligations from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2019.
Share Repurchase Program
On February 12, 2020, our Board of Directors approved a three-year share repurchase program authorizing us to repurchase up to 10.0 million shares of our outstanding common stock through February 12, 2023, through open market purchases, negotiated transactions or other means, in accordance with applicable securities laws and other restrictions. This share repurchase program replaces our previous share repurchase program that expired on February 2, 2020.
There were no share repurchases during the first quarter of 2020 and 2019.
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
Critical Accounting Policies
There have been no material changes to our critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended December 31, 2019.
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
Interest Rate Risk
In addition to existing cash balances and cash provided by operating activities, we use variable rate debt to finance our operations. We enter into interest rate swap agreements to hedge forecasted monthly interest rate payments on our variable rate debt. We are exposed to interest rate risk on our debt obligations and related interest rate swaps. As of March 31, 2020, we had $1,611.3 million in long-term debt principal outstanding from our Facilities, as described in Note 10 — Long-Term Debt in Item 1 of Part I of this Quarterly Report on Form 10-Q, all of which is variable rate debt.
As of March 31, 2020, the Facilities represent our long-term debt obligations exposed to interest rate risk. We performed a sensitivity analysis on the principal amount of debt as of March 31, 2020, as well as the effect of our interest rate swaps. Further, in this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. An increase of 100 basis points in the applicable interest rate would cause an increase in interest expense of $16.1 million on an annual basis ($6.6 million including the effect of our current interest rate swaps). A decrease of 100 basis points in the applicable interest rate would cause a decrease in interest expense of $14.7 million on an annual basis ($5.3 million including the effect of our current interest rate swaps) as the 1-week and 1-month LIBOR were approximately 0.68% and 0.99%, respectively, as of March 31, 2020.

As of March 31, 2020, we have the following interest rate swap agreements (collectively, the "Swap Agreements") (in millions):

Effective dates	Notional amount	Fixed rates
March 31, 2017 through March 31, 2022	$200.0	2.08%
September 29, 2017 through September 30, 2021	$200.0	1.69%
April 30, 2018 through April 30, 2023	$250.0	2.61%
January 31, 2019 through January 31, 2023	$300.0	2.65%
Under the terms of the Swap Agreements, we receive payments based on the 1-month LIBOR rate (approximately 0.99% as of March 31, 2020).
The Swap Agreements were designated as cash flow hedging instruments. A portion of the amount included in Accumulated other comprehensive loss is reclassified into Interest expense, net as a yield adjustment as interest is either paid or received on the hedged debt. The inputs used to determine the estimated fair value of our interest rate swaps are level 2 inputs. We have considered our own credit risk and the credit risk of the counterparties when determining the fair value of our Swap Agreements.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2020, under the supervision and with the participation of our Chief Executive Officer ("CEO") and Executive Vice President and Chief Financial Officer ("CFO"), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q.
There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.
Based on that evaluation, our CEO and CFO concluded that as of March 31, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit with the SEC are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2020 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of March 31, 2020, we have not identified any material effect to our internal control over financial reporting despite the fact that substantially all of our employees are working remotely due to the COVID-19 pandemic.

Part II: OTHER INFORMATION
Item 1. Legal Proceedings
See discussion of legal proceedings in Note 13 — Commitments and Contingencies in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated by reference into this Item 1 of Part II.
Item 1A. Risk Factors
In addition to the significant risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2019, we identified the following additional risk during the first quarter of 2020. There have been no other material changes in our risk factors since the filing of our Annual Report on Form 10-K for the year ended December 31, 2019.
The extent to which health epidemics, including the current COVID-19 pandemic and measures taken in response thereto affect our business, results of operations, liquidity and financial conditions will depend on future developments, which are highly uncertain and are difficult to predict.
Our business and operations could be adversely affected by health epidemics, including the current COVID-19 pandemic, impacting the industries and communities in which we and our clients, suppliers and business partners operate.
Global health concerns relating to the COVID-19 pandemic and related government actions taken to reduce the spread of the virus have been weighing on the macroeconomic environment, and the pandemic has significantly increased economic uncertainty and reduced economic activity. Risks related to economic activity and the housing market are described in our risk factor titled “Because our revenues from clients in the mortgage lending industry are affected by the strength of the economy and the housing market generally, including the volume of real estate transactions, a change in any of these conditions could have a material adverse effect on us” in our Annual Report on Form 10-K for the year ended December 31, 2019.
The pandemic has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place or total lock-down orders and business limitations and shutdowns. Governments around the globe have taken steps to mitigate some of the more severe anticipated economic effects of the virus, but there can be no assurance that such steps will be effective or achieve their desired results in a timely fashion.
The pandemic has adversely affected and is likely to further adversely affect the operations of our clients, suppliers and business partners. On March 18, 2020, the U.S. Department of Housing and Urban Development ("HUD") and the Federal Housing Finance Agency ("FHFA") announced a 60-day moratorium on foreclosures and evictions. Likewise, the FHFA also announced forbearance programs for impacted borrowers, allowing mortgage payments to be suspended for up to 12 months. Managing the many aspects of forbearance programs mandated by the FHFA, HUD and the newly signed CARES Act may present operational challenges for many servicers of mortgage loans.
We may experience financial impacts due to a number of heightened risks, including:

•
lower foreclosure-related transactional revenues due to the mortgage loan foreclosure moratorium and mortgage loan forbearance plans offered as part of the CARES Act, which may have a negative effect on revenue growth;

•	clients' slow-down of implementations, which may have a negative effect on revenue growth;

•
increased risk of not meeting service level commitments under our client contracts due to government lock-down or other orders where it is not possible to provide certain client facing services from home or promptly transfer them to other locations, causing potential loss of revenues or increase in contractual penalties;

•
challenges to the availability and reliability of our data, solutions and services due to changes to normal operations, including the possibility of COVID-19 cases affecting our employees or affecting the employees of our clients or other third parties on which we depend;

•
an increased volume of unanticipated client, regulatory and other third party requests for information and support, or additional regulatory requirements, which could require additional resources and costs to address; and

•
increased risk of data corruption, cyber-based attacks or network security breaches as opportunistic threat actors continue to identify innovative methods of stealing sensitive information by relying on the urgency associated with a COVID-19 pandemic scenario.

These risks may remain prevalent for a significant period of time and may adversely affect our business, results of operations and financial condition even after the COVID-19 pandemic has subsided.

The spread of COVID-19 has caused us to modify our business practices, including restricting employee travel, developing social distancing plans for our employees and canceling physical participation in meetings, events and conferences, and we may take further actions as may be required by government authorities or as we determine are in the best interests of our employees, clients and business partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or will otherwise be satisfactory to government authorities.
The extent to which the COVID-19 pandemic affects our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or treat its effect, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 pandemic has subsided, we may continue to experience materially adverse effects to our business as a result of the virus’s economic effect, including the availability of credit, adverse effects on our liquidity and any recession that has occurred or may occur in the future.
There are no comparable events that provide guidance as to the effect the spread of COVID-19 may have, and, as a result, the ultimate effect of the pandemic is highly uncertain and subject to change. We do not yet know the full extent of the effects on our business, our operations or the economy. However, the effects could have a material adverse effect on our business, financial condition and results of operations and heighten many of our known risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
     (a) Exhibits

Exhibit
No.	Description
10.1	Form of Notice of Restricted Stock and Restricted Stock Award Agreement (Directors) (2020) under Black Knight, Inc. Amended and Restated 2015 Omnibus Incentive Plan (1)

10.2	Form of Notice of Restricted Stock and Restricted Stock Award Agreement (2020) under Black Knight, Inc. Amended and Restated 2015 Omnibus Incentive Plan (1)

10.3	Employment Agreement by and between LPS Management LLC and Shelley Leonard effective as of April 8, 2013 (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

104	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101
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

BLACK KNIGHT, INC. (registrant)
Date:	May 5, 2020	By:	/s/ Kirk T. Larsen
Kirk T. Larsen
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	May 5, 2020	By:	/s/ Michele M. Meyers
Michele M. Meyers
Chief Accounting Officer and Treasurer (Principal Accounting Officer)