Form 10-Q
period 2020-06-30
Black Knight, Inc.
filed 2020-08-10
CIK 1627014

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
Yes ☐ No ☑
There were 157,029,927 shares outstanding of the Registrant's common stock as of August 9, 2020.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended June 30, 2020

i

Part I: FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
BLACK KNIGHT, INC.
Condensed Consolidated Balance Sheets
(In millions)
(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$228.2	$15.4
Trade receivables, net	172.7	175.1
Prepaid expenses and other current assets	79.5	64.8
Receivables from related parties	0.3	0.2
Total current assets	480.7	255.5
Property and equipment, net	169.5	176.9
Computer software, net	424.3	406.0
Other intangible assets, net	141.5	150.0
Goodwill	2,385.8	2,361.4
Investments in unconsolidated affiliates	259.9	294.9
Deferred contract costs, net	167.7	159.3
Other non-current assets	162.8	158.8
Total assets	$4,192.2	$3,962.8
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable and other accrued liabilities	$75.2	$65.3
Accrued compensation and benefits	59.7	65.5
Current portion of debt	80.0	79.1
Deferred revenues	47.3	50.9
Total current liabilities	262.2	260.8
Deferred revenues	101.5	98.0
Deferred income taxes	171.5	185.3
Long-term debt, net of current portion	1,115.8	1,465.1
Other non-current liabilities	88.0	55.1
Total liabilities	1,739.0	2,064.3
Commitments and contingencies (Note 13)
Equity:
Common stock; $0.0001 par value; 550,000,000 shares authorized; 160,085,741 shares issued and 157,046,894 shares outstanding as of June 30, 2020, and 153,062,920 shares issued and 149,697,754 shares outstanding as of December 31, 2019	—	—
Preferred stock; $0.0001 par value; 25,000,000 shares authorized; issued and outstanding, none as of June 30, 2020 and December 31, 2019	—	—
Additional paid-in capital	2,055.9	1,586.8
Retained earnings	582.3	490.6
Accumulated other comprehensive loss	(41.9)	(20.2)
Treasury stock, at cost, 3,038,847 shares as of June 30, 2020 and 3,365,166 shares as of December 31, 2019	(143.1)	(158.7)
Total equity	2,453.2	1,898.5
Total liabilities and equity	$4,192.2	$3,962.8
See Notes to Condensed Consolidated Financial Statements (Unaudited).

BLACK KNIGHT, INC.
Condensed Consolidated Statements of Earnings and Comprehensive Earnings
(In millions, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenues	$293.1	$294.9	$583.8	$578.0
Expenses:
Operating expenses	155.5	159.4	317.9	319.4
Depreciation and amortization	58.6	57.5	116.3	114.4
Transition and integration costs	2.5	1.0	4.9	1.9
Total expenses	216.6	217.9	439.1	435.7
Operating income	76.5	77.0	144.7	142.3
Other income and expense:
Interest expense, net	(13.0)	(16.7)	(27.7)	(31.7)
Other income (expense), net	18.8	(0.5)	18.0	(0.8)
Total other income (expense), net	5.8	(17.2)	(9.7)	(32.5)
Earnings before income taxes and equity in losses of unconsolidated affiliates	82.3	59.8	135.0	109.8
Income tax expense	17.2	14.5	25.4	25.2
Earnings before equity in losses of unconsolidated affiliates	65.1	45.3	109.6	84.6
Equity in losses of unconsolidated affiliates, net of tax	(26.0)	(12.7)	(20.4)	(26.0)
Net earnings	$39.1	$32.6	$89.2	$58.6
Other comprehensive (loss) earnings:
Unrealized holding losses, net of tax(1)	(2.6)	(11.8)	(24.2)	(18.0)
Reclassification adjustments for losses (gains) included in net earnings, net of tax(2)	3.2	(0.3)	4.4	(1.0)
Total unrealized gains (losses) on interest rate swaps, net of tax	0.6	(12.1)	(19.8)	(19.0)
Foreign currency translation adjustment(3)	—	—	(0.2)	—
Unrealized losses on investments in unconsolidated affiliates(4)	(1.5)	(2.2)	(1.7)	(2.4)
Other comprehensive losses	(0.9)	(14.3)	(21.7)	(21.4)
Comprehensive earnings	$38.2	$18.3	$67.5	$37.2

Net earnings per share:
Basic	$0.26	$0.22	$0.60	$0.40
Diluted	$0.26	$0.22	$0.60	$0.39
Weighted average shares of common stock outstanding (Note 4):
Basic	149.2	147.7	148.6	147.6
Diluted	150.0	148.5	149.3	148.4
______________________________

(1)
Net of income tax benefit of $0.9 million and $8.2 million for the three and six months ended June 30, 2020, respectively, and $4.1 million and $6.3 million for the three and six months ended June 30, 2019, respectively.

(2)
Amounts reclassified to net earnings relate to losses (gains) on interest rate swaps and are included in Interest expense, net above. Amounts are net of income tax benefit of $1.1 million and $1.5 million for the three and six months ended June 30, 2020, respectively, and net of income tax expense of $0.1 million and $0.4 million for the three and six months ended June 30, 2019, respectively.

(3)	Net of income tax benefit of $0.1 million for the six months ended June 30, 2020.
(4) Net of income tax benefit of $0.5 million and $0.6 million for the three and six months ended June 30, 2020, respectively, and $0.8 million and $0.9 million for the three and six months ended June 30, 2019, respectively.

See Notes to Condensed Consolidated Financial Statements (Unaudited).

BLACK KNIGHT, INC.
Condensed Consolidated Statements of Equity
(In millions)
(Unaudited)

	Three months ended June 30, 2020
	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock
	Shares	$				Shares	$	Total equity
Balance, March 31, 2020	153.0	$—	$1,562.7	$540.0	$(41.0)	3.0	$(142.1)	$1,919.6
Issuance of common stock, net of underwriters' discount and issuance costs	7.1	—	484.2	—	—	—	—	484.2
Grant of restricted shares of common stock	—	—	(0.1)	—	—	—	0.1	—
Forfeitures of restricted shares of common stock	—	—	0.1	—	—	—	(0.1)	—
Tax withholding payments for restricted share vesting	—	—	(1.5)	—	—	—	—	(1.5)
Vesting of restricted shares granted from treasury stock	—	—	1.0	—	—		(1.0)	—
Equity-based compensation expense	—	—	9.5	—	—	—	—	9.5
Net earnings	—	—	—	39.1	—	—	—	39.1
Equity-based compensation expense of unconsolidated affiliates	—	—	—	3.2	—	—	—	3.2
Unrealized gains on interest rate swaps, net	—	—	—	—	0.6	—	—	0.6
Other comprehensive loss on investments in unconsolidated affiliates	—	—	—	—	(1.5)	—	—	(1.5)
Balance, June 30, 2020	160.1	$—	$2,055.9	$582.3	$(41.9)	3.0	$(143.1)	$2,453.2

	Three months ended June 30, 2019
	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock
	Shares	$				Shares	$	Total equity
Balance March 31, 2019	153.1	$—	$1,554.6	$406.1	$(5.8)	3.2	$(147.1)	$1,807.8
Grant of restricted shares of common stock	—	—	(0.1)	—	—	—	0.1	—
Forfeitures of restricted shares of common stock	—	—	1.0	—	—	—	(1.0)	—
Tax withholding payments for restricted share vesting	—	—	(1.3)	—	—	—	—	(1.3)
Vesting of restricted shares granted from treasury stock	—	—	1.0	—	—	—	(1.0)	—
Purchases of treasury stock	—	—	—	—	—	0.2	(11.9)	(11.9)
Equity-based compensation expense	—	—	12.1	—	—	—	—	12.1
Net earnings	—	—	—	32.6	—	—	—	32.6
Equity-based compensation expense of unconsolidated affiliates	—	—	—	0.6	—	—	—	0.6
Unrealized losses on interest rate swaps, net	—	—	—	—	(12.1)	—	—	(12.1)
Other comprehensive loss on investments in unconsolidated affiliates	—	—	—	—	(2.2)	—	—	(2.2)
Balance, June 30, 2019	153.1	$—	$1,567.3	$439.3	$(20.1)	3.4	$(160.9)	$1,825.6

See Notes to Condensed Consolidated Financial Statements (Unaudited).

BLACK KNIGHT, INC.
Condensed Consolidated Statements of Equity (Continued)
(In millions)
(Unaudited)

	Six months ended June 30, 2020
	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock
	Shares	$				Shares	$	Total equity
Balance, December 31, 2019	153.1	$—	$1,586.8	$490.6	$(20.2)	3.4	$(158.7)	$1,898.5
Effect of CECL adoption (Note 1)	—	—	—	(1.1)	—	—	—	(1.1)
Adjusted balance at January 1, 2020	153.1	—	1,586.8	489.5	(20.2)	3.4	(158.7)	1,897.4
Issuance of common stock, net of underwriters' discount and issuance costs	7.1	—	484.2	—	—	—	—	484.2
Grant of restricted shares of common stock	—	—	(24.6)	—	—	(0.5)	24.6	—
Forfeitures of restricted shares of common stock	—	—	0.3	—	—	—	(0.3)	—
Tax withholding payments for restricted share vesting	(0.1)	—	(19.7)	—	—	0.1	—	(19.7)
Vesting of restricted shares granted from treasury stock	—	—	8.7	—	—	—	(8.7)	—
Equity-based compensation expense	—	—	20.2	—	—	—	—	20.2
Net earnings	—	—	—	89.2	—	—	—	89.2
Equity-based compensation expense of unconsolidated affiliates	—	—	—	3.6	—	—	—	3.6
Foreign currency translation adjustment	—	—	—	—	(0.2)	—	—	(0.2)
Unrealized losses on interest rate swaps, net	—	—	—	—	(19.8)	—	—	(19.8)
Other comprehensive loss on investments in unconsolidated affiliates	—	—	—	—	(1.7)	—	—	(1.7)
Balance, June 30, 2020	160.1	$—	$2,055.9	$582.3	$(41.9)	3.0	$(143.1)	$2,453.2

	Six months ended June 30, 2019
	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings	Treasury stock
	Shares	$				Shares	$	Total equity
Balance December 31, 2018	153.2	$—	$1,585.8	$381.1	$0.3	3.9	$(180.7)	$1,786.5
Effect of ASU 2018-02 adoption	—	—	—	(1.0)	1.0	—	—	—
Adjusted balance at January 1, 2019	153.2	—	1,585.8	380.1	1.3	3.9	(180.7)	1,786.5
Grant of restricted shares of common stock	—	—	(37.3)	—	—	(0.8)	37.3	—
Forfeitures of restricted shares of common stock	—	—	1.0	—	—	—	(1.0)	—
Tax withholding payments for restricted share vesting	(0.1)	—	(12.2)	—	—	—	—	(12.2)
Vesting of restricted shares granted from treasury stock	—	—	4.6	—	—	0.1	(4.6)	—
Purchases of treasury stock	—	—	—	—	—	0.2	(11.9)	(11.9)
Equity-based compensation expense	—	—	25.4	—	—	—	—	25.4
Net earnings	—	—	—	58.6	—	—	—	58.6
Equity-based compensation expense of unconsolidated affiliates	—	—	—	0.6	—	—	—	0.6
Unrealized losses on interest rate swaps, net	—	—	—	—	(19.0)	—	—	(19.0)
Other comprehensive loss on investments in unconsolidated affiliates	—	—	—	—	(2.4)	—	—	(2.4)
Balance, June 30, 2019	153.1	$—	$1,567.3	$439.3	$(20.1)	3.4	$(160.9)	$1,825.6

See Notes to Condensed Consolidated Financial Statements (Unaudited).

BLACK KNIGHT, INC.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six months ended June 30,
	2020	2019
Cash flows from operating activities:
Net earnings	$89.2	$58.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	116.3	114.4
Amortization of debt issuance costs and original issue discount	1.4	1.4
Deferred income taxes, net	0.9	1.0
Equity in losses of unconsolidated affiliates, net of tax	20.4	26.0
Equity-based compensation	20.2	25.4
Changes in assets and liabilities, net of acquired assets and liabilities:
Trade and other receivables, including receivables from related parties	6.6	0.7
Prepaid expenses and other assets	(14.0)	(10.5)
Deferred contract costs	(26.0)	(20.9)
Deferred revenues	(10.2)	(11.3)
Trade accounts payable and other liabilities	(9.5)	(56.7)
Net cash provided by operating activities	195.3	128.1
Cash flows from investing activities:
Additions to property and equipment	(12.6)	(4.8)
Additions to computer software	(38.2)	(40.6)
Business acquisition, net of cash acquired	(50.4)	—
Investments in unconsolidated affiliate	—	(375.0)
Proceeds from sale of investment in unconsolidated affiliate	8.4	—
Asset acquisition	(15.0)	—
Net cash used in investing activities	(107.8)	(420.4)
Cash flows from financing activities:
Net proceeds from issuance of common stock, before offering expenses	484.6	—
Costs directly associated with issuance of common stock	(0.4)	—
Revolver borrowings	266.6	611.8
Revolver payments	(576.6)	(290.8)
Term loan payments	(23.4)	(15.6)
Purchases of treasury stock	—	(11.9)
Finance lease payments	(5.8)	—
Tax withholding payments for restricted share vesting	(19.7)	(12.2)
Net cash provided by financing activities	125.3	281.3
Net increase (decrease) in cash and cash equivalents	212.8	(11.0)
Cash and cash equivalents, beginning of period	15.4	20.3
Cash and cash equivalents, end of period	$228.2	$9.3

Supplemental cash flow information:
Interest paid, net	$(26.1)	$(29.4)
Income taxes paid, net	$(5.4)	$(27.7)

See Notes to Condensed Consolidated Financial Statements (Unaudited).

BLACK KNIGHT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Basis of Presentation
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
There were no share repurchases during the six months ended June 30, 2020. During the six months ended June 30, 2019, we repurchased 0.2 million shares of our common stock for $11.9 million, or an average of $57.94 per share.
Common Stock Offering
On June 19, 2020, we issued and sold 7,130,000 shares of our common stock in an underwritten public offering pursuant to a registration statement filed with the SEC. We received net proceeds of approximately $484.6 million after deducting the underwriters' discount of $16.3 million. We also incurred costs directly related to the offering of $0.4 million. A portion of the net proceeds received from this offering was used to fully repay amounts outstanding under our revolving credit facility. Refer to Note 10 — Long-term Debt.
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

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Cash and cash equivalents are unrestricted and include the following (in millions):

	June 30, 2020	December 31, 2019
Cash	$102.8	$8.2
Cash equivalents	125.4	7.2
Cash and cash equivalents	$228.2	$15.4

Trade Receivables, Net
The carrying amounts reported in the Condensed Consolidated Balance Sheets (Unaudited) for Trade receivables, net approximate their fair value because of their short-term nature.
A summary of Trade receivables, net of allowance for credit losses is as follows (in millions):

	June 30, 2020	December 31, 2019
Trade receivables — billed	$131.5	$136.6
Trade receivables — unbilled	43.2	39.8
Trade receivables	174.7	176.4
Allowance for credit losses	(2.0)	(1.3)
Trade receivables, net	$172.7	$175.1

In addition to the amounts above, we have unbilled receivables that we do not expect to collect within the next year included in Other non-current assets in our Condensed Consolidated Balance Sheets (Unaudited). Billings for these receivables are based on contractual terms. Refer to Note 9 — Other Non-Current Assets.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in millions):

	June 30, 2020	December 31, 2019
Prepaid expenses	$50.0	$37.1
Contract assets, net	21.4	19.5
Other current assets	8.1	8.2
Prepaid expenses and other current assets	$79.5	$64.8

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

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Investments in Unconsolidated Affiliates
We account for our investments in unconsolidated affiliates using the equity method of accounting when we determine we have significant influence over our investee. We record our share of equity-based compensation expense from equity method investments as an adjustment to our investment with a related adjustment to our equity.
Deferred Revenues
Deferred revenues represent our obligations to transfer solutions or services to our clients for which we have received consideration, or an amount of consideration is due, from the client. During the three months ended June 30, 2020 and 2019, revenues recognized related to the amount included in the Deferred revenues balance at the beginning of each year were $12.7 million and $13.3 million, respectively. During the six months ended June 30, 2020 and 2019, revenues recognized related to the amount included in the Deferred revenues balance at the beginning of each year were $28.3 million and $32.6 million, respectively.
Equity-Based Compensation
We expense employee equity-based payments in accordance with Accounting Standards Codification ("ASC") Topic 718, Compensation—Stock Compensation, which requires compensation cost measured using the grant date fair value of equity-based payments to be recognized over the requisite service period, which generally equals the vesting period. For awards with a performance condition, we recognize compensation cost under the graded vesting method over the requisite service period of the award, which at times results in accelerated recognition of the cost. We do not recognize compensation cost if the performance condition is not considered probable of achievement. If at any point we determine that the performance condition is improbable of achievement, we reverse any previously recognized compensation cost for that award.
The fair value of our restricted stock awards is measured based on the closing market price of our stock on the grant date. Income tax effects of awards are recorded in our Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited) when the awards vest or are settled. We account for forfeitures as they occur.
Depreciation and Amortization
Depreciation and amortization includes the following (in millions):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Computer software	$26.4	$23.4	$52.2	$47.1
Other intangible assets	13.4	14.6	26.4	29.1
Deferred contract costs	8.7	10.5	17.6	20.7
Property and equipment	10.1	9.0	20.1	17.5
Total	$58.6	$57.5	$116.3	$114.4

Deferred contract costs amortization for the three and six months ended June 30, 2019 includes accelerated amortization of $1.9 million and $3.6 million, respectively. We did not recognize any accelerated amortization during the 2020 periods.
Transition and Integration Costs
Transition and integration costs for the three and six months ended June 30, 2020 and 2019 primarily consisted of costs associated with acquisitions as well as costs associated with expense reduction initiatives for the six months ended June 30, 2020.
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
In January 2020, the FASB issued ASU 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815). The amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. This update also clarifies certain interactions between the guidance to account for certain equity securities, equity method investments and the guidance in Topic 815, including measuring certain purchased options and forward contracts to acquire investments. This update is effective prospectively for fiscal years beginning after December 15, 2020, with early adoption permitted. We are currently evaluating the effect the adoption of this update will have on our Condensed Consolidated Financial Statements (Unaudited) and related disclosures.
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
Collateral Analytics Acquisition
On March 3, 2020, we completed the acquisition of Collateral Analytics, LLC ("Collateral Analytics"), a provider of real estate products and tools to support appraisers, appraisal management companies, lenders, investors and government agencies. Collateral Analytics is reported within our Data and Analytics segment because it enhances our real estate solutions and automated valuation model offerings. This acquisition does not meet the definition of "significant" pursuant to Article 3 of Regulation S-X (§210.3-05). The results of operations of Collateral Analytics are not material to our Condensed Consolidated Financial Statements (Unaudited) and related disclosures.
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

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

The following table summarizes the total purchase price consideration and the fair value amounts recognized for the assets acquired and liabilities assumed, and includes measurement period adjustments recorded during the three months ended June 30, 2020 (in millions):

Total purchase price consideration	$51.0

Computer software	$6.4
Other intangible assets	17.9
Goodwill	25.3
Other current and non-current assets	4.1
Total assets acquired	53.7
Total liabilities assumed	2.7
Net assets acquired	$51.0

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
Optimal Blue Pending Acquisition
On July 26, 2020, we entered into a definitive equity purchase agreement with affiliates of private equity firm GTCR, LLC, to purchase Optimal Blue, LLC ("Optimal Blue"), a leading provider of secondary market solutions and actionable data services, for an enterprise value of $1.8 billion, subject to customary purchase price adjustments.
In connection with this acquisition, we will combine our Compass Analytics business with Optimal Blue in a newly formed entity with minority co-investors Cannae Holdings, Inc. (“Cannae”) and affiliates of Thomas H. Lee Partners, L.P. (“THL”). On July 26, 2020, we also entered into forward purchase agreements with an affiliate of Cannae and affiliates of THL (collectively, the "FPAs") pursuant to which each of Cannae and THL committed to purchase approximately 20% of the equity interests (approximately 40% in the aggregate) in the to-be-formed new subsidiary of Black Knight for a purchase price of $290 million ($580 million in the aggregate). We expect to fund the acquisition with cash on hand, including the proceeds from the FPAs, and debt financing. The acquisition is expected to close in the third quarter of 2020. We will own approximately 60% of the new entity.
Three years after the closing of this pending acquisition, we will have call rights on THL's and Cannae’s interests in the newly formed entity. In addition, THL and Cannae will have the right to put their respective interests in the newly formed entity to (i) the newly formed entity if there is a change of control of Black Knight or (ii) the newly formed entity or Black Knight three years after the closing of this pending acquisition. We will have the option to satisfy the purchase price in connection with the exercise of any put or call right either in cash or Black Knight common stock other than a put in connection with a change of control of Black Knight, in which case the purchase price is payable only in cash.

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

(3)    Investments in Unconsolidated Affiliates
D&B Investment
In 2019, we invested an aggregate of $392.6 million in Star Parent, L.P., a Delaware limited partnership ("Star Parent"), related to its acquisition of The Dun & Bradstreet Corporation, a Delaware corporation ("D&B") and D&B's acquisition of Lattice Engines, Inc. D&B is a global leader in commercial data and analytics that provides various services helping companies improve their operational performance. In connection with this investment, we were issued certain limited partner interests in Star Parent, representing approximately 18.1% of the outstanding common equity of Star Parent. For the periods presented, our investment in Star Parent was an equity method investment.
The table below summarizes the carrying amount of our investment and our maximum exposure related to our variable interests in Star Parent (in millions):

	June 30, 2020		December 31, 2019
	Total assets	Maximum exposure(1)	Total assets	Maximum exposure
Investment in Star Parent	$259.9	$359.9	$291.3	$291.3
_______________________________________________________

(1)
As of June 30, 2020, our maximum exposure includes the $100.0 million of shares of Dun & Bradstreet Holdings, Inc. ("DNB") common stock we agreed to purchase from DNB, a wholly-owned subsidiary of Star Parent prior to the DNB initial public offering, pursuant to an agreement dated June 23, 2020 related to a private placement. Refer to the "DNB IPO and Private Placement" section below for additional information.

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
The following tables summarize the effect of this change in accounting principle on the primary financial statement line items on our Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited) for the three and six months ended June 30, 2019:

	Three months ended June 30, 2019		Six months ended June 30, 2019
	As reported	Adjusted	As reported	Adjusted
Equity in losses of unconsolidated affiliates, net of tax	$(13.4)	$(12.7)	$(13.4)	$(26.0)
Net earnings	$31.9	$32.6	$71.2	$58.6

Other comprehensive loss:
Unrealized losses on investments in unconsolidated affiliates	$(0.2)	$(2.2)	$(0.2)	$(2.4)

Net earnings per share:
Basic	$0.22	$0.22	$0.48	$0.40
Diluted	$0.21	$0.22	$0.48	$0.39
Our Net earnings for the three months ended June 30, 2020 and 2019 and six months ended June 30, 2020 in our Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited) include our equity in losses of Star Parent for the three months ended June 30, 2020 and 2019 and six months ended June 30, 2020, respectively. Our Net earnings for the six months ended June 30, 2019 include our equity in losses of Star Parent for the period from February 8, 2019 to June 30, 2019.

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Summarized consolidated financial information for Star Parent is presented below (in millions):

	June 30, 2020	December 31, 2019
Current assets	$489.0	$417.9
Non-current assets	8,496.1	8,694.9
Total assets	$8,985.1	$9,112.8

Current liabilities, including short-term debt	$2,453.6	$1,090.4
Non-current liabilities	5,142.5	5,412.9
Total liabilities	7,596.1	6,503.3
Cumulative preferred series A stock	—	1,030.6
Total capital	1,389.0	1,578.9
Total liabilities and partners' capital	$8,985.1	$9,112.8

	Three months ended June 30,		Six months ended June 30, 2020	For the period February 8 to June 30, 2019
	2020	2019
Revenues	$420.6	$398.9	$815.9	$573.0
Loss before provision for income taxes and equity in net income of affiliates	(201.9)	(86.4)	(202.9)	(198.3)
Net loss	(173.8)	(60.5)	(99.9)	(141.9)
Net loss attributable to Star Parent	(207.1)	(94.0)	(165.6)	(193.7)

The summarized consolidated financial information as of December 31, 2019 for Star Parent was obtained from the audited consolidated financial statements of Star Parent as of December 31, 2019 that were filed with the SEC on March 25, 2020 as Exhibit 99.1 to our Form 10-K/A. The summarized consolidated financial information for Star Parent as of June 30, 2020, for the three and six months ended June 30, 2020 and for the period from February 8, 2019 to June 30, 2019 was derived from the most recently available unaudited consolidated financial information of Star Parent for each respective period.
During the three months ended June 30, 2020 and 2019, we recorded equity in losses related to our investment in Star Parent of $31.0 million, net of income tax benefit of $10.5 million, and equity in losses of $12.7 million, net of income tax benefit of $4.4 million, respectively. During the six months ended June 30, 2020 and 2019, we recorded equity in losses related to our investment in Star Parent of $25.4 million, net of income tax benefit of $8.6 million, and equity in losses of $26.0 million, net of income tax benefit of $9.1 million, respectively.
DNB IPO and Private Placement
On July 6, 2020, DNB closed its previously announced initial public offering of 90.0 million shares of common stock, which included 11.7 million shares of common stock issued pursuant to the exercise by the underwriters of their option to purchase additional shares in full (the "DNB IPO"). The DNB IPO was priced at $22.00 per share, resulting in gross proceeds to DNB of $2.4 billion when combined with $400.0 million of aggregate proceeds from a concurrent private placement offering (the "DNB Private Placement") and before deducting underwriting discounts and commissions and other offering expenses payable by DNB. Shares of DNB common stock began trading on the New York Stock Exchange ("NYSE") under the ticker symbol "DNB" on July 1, 2020. DNB used a portion of the net proceeds from the DNB IPO to redeem all of its outstanding Series A Preferred Stock and repay a portion of its 10.250% Senior Unsecured Notes outstanding due 2027.
On July 6, 2020, we invested $100.0 million in the DNB Private Placement. In connection with the closing of the DNB IPO and the DNB Private Placement, our limited partner interests in Star Parent were exchanged for 54.8 million shares of DNB common stock (the "DNB Investment"), which represents ownership of 13.0% of DNB.
Other investment
On May 15, 2020, we sold our interest in an equity method investment and recognized a gain of $5.0 million, net of tax, which is included in Equity in losses of unconsolidated affiliates, net of tax in our Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited) for the three and six months ended June 30, 2020. In connection with the sale, we received

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

$8.4 million in cash at closing and recorded a long-term receivable of $1.8 million, which is included in Other non-current assets in our Condensed Consolidated Balance Sheets (Unaudited). The original investment was not material to Black Knight.
(4)    Earnings Per Share
Diluted net earnings per share includes the effect of unvested restricted stock awards. The following table sets forth the computation of basic and diluted net earnings per share (in millions, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Basic:
Net earnings	$39.1	$32.6	$89.2	$58.6
Shares used for basic net earnings per share:
Weighted average shares of common stock outstanding	149.2	147.7	148.6	147.6
Basic net earnings per share	$0.26	$0.22	$0.60	$0.40

Diluted:
Net earnings	$39.1	$32.6	$89.2	$58.6
Shares used for diluted net earnings per share:
Weighted average shares of common stock outstanding	149.2	147.7	148.6	147.6
Dilutive effect of unvested restricted shares of common stock	0.8	0.8	0.7	0.8
Weighted average shares of common stock, diluted	150.0	148.5	149.3	148.4
Diluted net earnings per share	$0.26	$0.22	$0.60	$0.39

(5)    Related Party Transactions
D&B
As of February 8, 2019, along with its predecessor entities, DNB is considered to be a related party primarily due to the combination of our DNB Investment, our shared Chief Executive Officer and certain shared board members. On July 6, 2020, we invested an additional $100.0 million in connection with the DNB Private Placement. Refer to Note 3 — Investments in Unconsolidated Affiliates for additional details.
As of June 30, 2020 and December 31, 2019, we had a related party receivable of $0.3 million and $0.2 million, respectively, from DNB and its predecessors.
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
A summary of the revenues and expenses, net from FNF for the periods we were related parties is as follows (in millions):

	Three months ended June 30, 2019	Six months ended June 30, 2019
Revenues	$16.2	$30.2
Operating expenses	3.1	5.9

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

A summary of related party items included in Revenues is as follows (in millions):

	Three months ended June 30, 2019	Six months ended June 30, 2019
Software services	$10.8	$19.5
Data and analytics services	5.4	10.7
Total related party revenues	$16.2	$30.2
A summary of related party items included in Operating expenses (net of expense reimbursements) is as follows (in millions):

	Three months ended June 30, 2019	Six months ended June 30, 2019
Data entry, indexing services and other operating expenses	$2.2	$4.0
Corporate services	0.9	1.9
Total related party expenses, net	$3.1	$5.9

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
(6)    Computer Software
Computer software, net consists of the following (in millions):

	June 30, 2020	December 31, 2019
Internally developed software	$871.0	$808.2
Purchased software	85.9	78.9
Computer software	956.9	887.1
Accumulated amortization	(532.6)	(481.1)
Computer software, net	$424.3	$406.0

In the fourth quarter of 2019, we entered into agreements to acquire software in exchange for a combination of cash consideration and certain of our products and services. The software was acquired for $32.0 million, of which software valued at $25.5 million was received in the first quarter of 2020 and resulted in non-cash investing activity of $10.5 million for the six months ended June 30, 2020.
Internally developed software and purchased software include assets acquired through business acquisitions, including our Collateral Analytics acquisition. Refer to Note 2 — Business Acquisitions for further discussion.
(7)    Other Intangible Assets
Other intangible assets consist of the following (in millions):

	June 30, 2020			December 31, 2019
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Client relationships	$603.8	$(467.1)	$136.7	$587.1	$(441.4)	$145.7
Other	10.3	(5.5)	4.8	9.1	(4.8)	4.3
Total other intangible assets	$614.1	$(472.6)	$141.5	$596.2	$(446.2)	$150.0

Client relationships and other intangible assets include assets acquired through our acquisition of Collateral Analytics. Refer to Note 2 — Business Acquisitions for further discussion.

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

(8)    Goodwill
Goodwill consists of the following (in millions):

	Software Solutions	Data and Analytics	Corporate and Other	Total
Balance, December 31, 2019	$2,189.3	$172.1	$—	$2,361.4
Collateral Analytics acquisition (Note 2)	—	25.3	—	25.3
Compass Analytics acquisition adjustment	(0.9)	—	—	(0.9)
Balance, June 30, 2020	$2,188.4	$197.4	$—	$2,385.8

The increase in Goodwill related to our Collateral Analytics acquisition is deductible for tax purposes. During the three months ended June 30, 2020, we recorded a measurement period adjustment of $0.2 million.
On September 13, 2019, we completed the acquisition of Compass Analytics, LLC, a financial technology provider of advanced pricing and valuation solutions to support loan officers and capital market professionals. During the three months ended June 30, 2020, we recorded a measurement period adjustment of $0.9 million to reduce our estimated liabilities for pre-acquisition tax exposure.
(9)    Other Non-Current Assets
Other non-current assets consist of the following (in millions):

	June 30, 2020	December 31, 2019
Property records database	$60.2	$60.1
Contract assets, net	47.3	37.8
Right-of-use assets(1)	24.8	26.4
Deferred compensation plan related assets	16.4	15.2
Prepaid expenses	3.6	8.1
Unbilled receivables, net	2.1	3.5
Other	8.4	7.7
Other non-current assets	$162.8	$158.8
_______________________________________________________
(1) Includes non-cash additions for right-of-use assets obtained in exchange for lease liabilities of $4.5 million and $1.8 million for the six months ended June 30, 2020 and 2019, respectively.
(10)        Long-Term Debt
Long-term debt consists of the following (in millions):

	June 30, 2020	December 31, 2019
Term A Loan	$1,179.7	$1,203.1
Revolving Credit Facility	—	310.0
Other	24.7	41.7
Total long-term debt principal	1,204.4	1,554.8
Less: current portion of long-term debt	(80.0)	(79.1)
Long-term debt before debt issuance costs and discount	1,124.4	1,475.7
Less: debt issuance costs and discount	(8.6)	(10.6)
Long-term debt, net of current portion	$1,115.8	$1,465.1

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

As of June 30, 2020, principal maturities, including payments related to our finance leases, are as follows (in millions):

2020 (remaining)	$39.7
2021	72.3
2022	111.7
2023	980.7
Total	$1,204.4

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
On June 19, 2020, we completed an underwritten offering of shares of our common stock pursuant to a registration statement we filed with the SEC. Refer to Note 1 — Basis of Presentation. A portion of the net proceeds received from this offering was used to fully repay amounts outstanding under our Revolving Credit Facility.
As of June 30, 2020, the interest rates on the Term A Loan and Revolving Credit Facility were based on the Eurodollar rate plus a margin of 150 basis points, and the interest rate on the Term A Loan was approximately 1.66%. As of June 30, 2020, we had $750.0 million capacity on the Revolving Credit Facility and paid an unused commitment fee of 20 basis points.
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
Other Debt
On April 1, 2018, we entered into a financing agreement for $32.9 million, with a stated interest rate of 0% and an imputed interest rate of 3.4%, primarily related to certain data processing and maintenance services. On December 31, 2019, we entered into an amendment to the financing agreement for an additional $16.3 million, with a stated interest rate of 0% and an imputed interest rate of 3.3%. Under the terms of the amendment, quarterly payments are due beginning January 2, 2020 through January 2, 2023. As of June 30, 2020, $9.4 million is included in the Current portion of debt and $6.3 million is included in Long-term debt, net of current portion in our Condensed Consolidated Balance Sheets (Unaudited).
Finance Leases
On December 31, 2019, we entered into one-year finance lease agreements, with a stated interest rate of 0%, an imputed interest rate of 3.3% and bargain purchase options for certain computer equipment. The leased equipment has a useful life of five years and is depreciated on a straight-line basis. The finance lease liabilities of $8.3 million as of June 30, 2020 are included in the Current portion of debt on our Condensed Consolidated Balance Sheets (Unaudited). For the six months ended June 30, 2020, non-cash investing and financing activity was $8.4 million related to the unpaid portion of our finance lease agreements.
Fair Value of Long-Term Debt
The fair value of our Facilities approximates their carrying value at June 30, 2020. The fair value of our Facilities is based upon established market prices for the securities using Level 2 inputs.

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Interest Rate Swaps
We enter into interest rate swap agreements to hedge forecasted monthly interest rate payments on our floating rate debt. As of June 30, 2020, we had the following interest rate swap agreements (collectively, the "Swap Agreements") (in millions):

Effective dates	Notional amount	Fixed rates
March 31, 2017 through March 31, 2022	$200.0	2.08%
September 29, 2017 through September 30, 2021	$200.0	1.69%
April 30, 2018 through April 30, 2023	$250.0	2.61%
January 31, 2019 through January 31, 2023	$300.0	2.65%

Under the terms of the Swap Agreements, we receive payments based on the 1-month London Interbank Offered Rate ("LIBOR") (approximately 0.18% as of June 30, 2020).
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
The estimated fair values of our Swap Agreements are as follows (in millions):

Balance sheet accounts	June 30, 2020	December 31, 2019
Other non-current liabilities	$48.4	$21.9
A cumulative loss of $48.4 million ($36.2 million net of tax) and cumulative loss of $21.9 million ($16.4 million net of tax) is reflected in Accumulated other comprehensive loss as of June 30, 2020 and December 31, 2019, respectively. Below is a summary of the effect of derivative instruments on amounts recognized in Other comprehensive (loss) earnings ("OCE") on the accompanying Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited) (in millions):

	Three months ended June 30,
	2020		2019
	Amount of loss recognized in OCE	Amount of loss reclassified from Accumulated OCE into Net earnings	Amount of loss recognized in OCE	Amount of gain reclassified from Accumulated OCE into Net earnings
Swap agreements	$(2.6)	$3.2	$(11.8)	$(0.3)

	Six months ended June 30,
	2020		2019
	Amount of loss recognized in OCE	Amount of loss reclassified from Accumulated OCE into Net earnings	Amount of loss recognized in OCE	Amount of gain reclassified from Accumulated OCE into Net earnings
Swap agreements	$(24.2)	$4.4	$(18.0)	$(1.0)
Approximately $20.9 million ($15.6 million net of tax) of the balance in Accumulated other comprehensive loss as of June 30, 2020 is expected to be reclassified into Interest expense, net over the next 12 months.

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
The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in millions):

	June 30, 2020				December 31, 2019
	Carrying amount	Fair value			Carrying amount	Fair value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents (Note 1)	$228.2	$228.2	$—	$—	$15.4	$15.4	$—	$—

Liabilities:
Interest rate swaps (Note 10)	48.4	—	48.4	—	21.9	—	21.9	—
Contingent consideration	9.6	—	—	9.6	9.0	—	—	9.0

The fair value of contingent consideration was primarily determined using a third-party valuation based on significant estimates and assumptions, including Level 3 inputs. The estimates and assumptions include the projected timing and amount of future cash flows and discount rates reflecting the rate inherent in the future cash flows.
The following table presents a summary of the change in fair value of our contingent consideration (in millions):

Beginning balance, December 31, 2019	$9.0
Collateral Analytics acquisition (Note 2)	0.6
Ending balance, June 30, 2020	$9.6

(12)        Income Taxes
Our effective tax rate for the three months ended June 30, 2020 and 2019 was 20.9% and 24.2%, respectively, and 18.8% and 23.0% for the six months ended June 30, 2020 and 2019, respectively. Our effective tax rate for the three and six months ended June 30, 2020 and June 30, 2019 differs from our statutory rate primarily due to the effect of excess tax benefits related to the vesting of restricted shares of our common stock and higher than expected research and experimentation tax credits.

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
PennyMac Litigation
On November 5, 2019, Black Knight Servicing Technologies, LLC (“BKST”), a wholly-owned indirect subsidiary of Black Knight, filed a Complaint and Demand for Jury Trial (the “Black Knight Complaint”) against PennyMac Loan Services, LLC (“PennyMac”) in the Circuit Court for the Fourth Judicial Circuit in and for Duval County, Florida. The Black Knight Complaint includes causes of action for breach of contract and misappropriation of MSP® System trade secrets in order to develop an imitation mortgage processing system intended to replace the MSP® System. The Black Knight Complaint seeks damages for breach of contract and misappropriation of trade secrets, injunctive relief under the Florida Uniform Trade Secrets Act and declaratory judgment that BKST owns all intellectual property and software developed by or on behalf of PennyMac as a result of its wrongful use of and access to the MSP® System and related trade secret and confidential information. PennyMac filed a motion to compel arbitration of the action and the Court granted the motion on April 6, 2020. After the Court denied BKST's Motion for Reconsideration of the Court’s order compelling arbitration, BKST filed a Notice of Appeal on May 6, 2020 and filed its initial appellate brief on June 19, 2020.
Shortly after the filing of the Black Knight Complaint, on November 6, 2019, PennyMac filed an Antitrust Complaint (the “PennyMac Complaint”) against Black Knight in the United States District Court for the Central District of California. The PennyMac Complaint included causes of action for alleged monopolization and attempted monopolization under Section 2 of the Sherman Antitrust Act, violation of California’s Cartwright Act, violation of California’s Unfair Competition Law and common law unfair competition under California law. The PennyMac Complaint sought equitable remedies, damages and other monetary relief, including treble and punitive damages. Generally, PennyMac alleged that Black Knight relies on various anticompetitive, unfair, and discriminatory practices to maintain and to enhance its dominance in the mortgage servicing platform market and in an attempt to monopolize the platform software applications market. Black Knight moved to dismiss the PennyMac Complaint or have the action transferred to Florida based upon a forum selection clause in the agreement with BKST. On February 13, 2020, the judge granted Black Knight's motion to transfer the case to Florida and denied as moot the motion to dismiss. On April 17, 2020, PennyMac filed a Notice of Dismissal of this action without prejudice and indicated that they intended to bring the claims raised in the dismissed PennyMac Complaint as defenses, third party claims and/or counterclaims in arbitration. On April 23, 2020, the Court entered an order dismissing the action without prejudice and directing that the clerk close the case. On April 28, 2020, PennyMac submitted this matter to the American Arbitration Association ("AAA") for arbitration. On May 27, 2020, Black Knight filed its Answering Statement with the AAA. The arbitrator was confirmed by the AAA on July 21, 2020. Black Knight and BKST have moved to stay the PennyMac arbitration pending resolution of BKST’s appeal, and have taken the position that PennyMac waived the right to arbitrate its claims against Black Knight by first filing them in a court of law.
On June 26, 2020, Black Knight filed a Complaint against PennyMac in the United States District Court for the Middle District of Florida seeking a declaratory judgment that PennyMac waived its right to arbitrate federal antitrust and related state law claims against Black Knight because PennyMac previously filed and litigated those claims in a court of law (the “BKI Declaratory Action”). On July 22, 2020, PennyMac moved to dismiss the complaint in the BKI Declaratory Action, which Black Knight opposed. The arbitrator has ordered that the arbitration be stayed pending the Court’s ruling on a PennyMac motion to disqualify Black Knight’s counsel.

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
Other Legal Matter
During the three months ended June 30, 2020, we recognized a one-time gain of $18.5 million related to the resolution of a legacy legal matter of Lender Processing Services, Inc. ("LPS") in Other income (expense), net in our Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited).
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
(14)     Revenues
Disaggregation of Revenues
The following tables summarize revenues from contracts with clients (in millions):

	Three months ended June 30, 2020
	Servicing Software	Origination Software	Software Solutions	Data and Analytics	Corporate and Other		Total
Software and hosting solutions	$166.5	$44.6	$211.1	$8.5	$—		$219.6
Professional services	17.8	13.0	30.8	0.2	(0.2)	(1)	30.8
Data solutions	—	—	—	38.9	—		38.9
Other	—	3.2	3.2	0.6	—		3.8
Revenues	$184.3	$60.8	$245.1	$48.2	$(0.2)		$293.1

	Three months ended June 30, 2019
	Servicing Software	Origination Software	Software Solutions	Data and Analytics	Corporate and Other		Total
Software and hosting solutions	$184.8	$31.9	$216.7	$7.8	$—		$224.5
Professional services	21.1	10.7	31.8	0.4	(0.2)	(1)	32.0
Data solutions	—	—	—	30.8	—		30.8
Other	4.8	2.1	6.9	0.7	—		7.6
Revenues	$210.7	$44.7	$255.4	$39.7	$(0.2)		$294.9

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

	Six months ended June 30, 2020
	Servicing Software	Origination Software	Software Solutions	Data and Analytics	Corporate and Other		Total
Software and hosting solutions	$343.5	$80.9	$424.4	$16.9	$—		$441.3
Professional services	36.5	22.5	59.0	0.5	(0.3)	(1)	59.2
Data solutions	—	—	—	75.7	—		75.7
Other	—	6.4	6.4	1.2	—		7.6
Revenues	$380.0	$109.8	$489.8	$94.3	$(0.3)		$583.8

	Six months ended June 30, 2019
	Servicing Software	Origination Software	Software Solutions	Data and Analytics	Corporate and Other		Total
Software and hosting solutions	$364.5	$60.1	$424.6	$15.7	$—		$440.3
Professional services	42.9	21.4	64.3	0.8	(0.3)	(1)	64.8
Data solutions	—	—	—	61.6	—		61.6
Other	5.1	4.9	10.0	1.3	—		11.3
Revenues	$412.5	$86.4	$498.9	$79.4	$(0.3)		$578.0

______________________________________________________

(1)	Revenues for Corporate and Other represent deferred revenue purchase accounting adjustments recorded in accordance with GAAP.

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
Transaction Price Allocated to Future Performance Obligation
Our disclosure of transaction price allocated to future performance obligations excludes the following:

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
As of June 30, 2020, the aggregate amount of the transaction price that is allocated to our future performance obligations was approximately $2.4 billion and is expected to be recognized as follows: 12% by December 31, 2020, 54% by December 31, 2022, 85% by December 31, 2024 and the rest thereafter.

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

(15)        Equity-Based Compensation
A summary of restricted shares granted in 2020 is as follows:

Date	Number of shares granted	Grant date fair value per share	Vesting period (in years)	Vesting criteria
February 18, 2020	16,689	$74.91	1.0	Service
February 18, 2020(1)	487,096	$74.91	3.0	Service and Performance
March 11, 2020	11,865	$63.26	3.0	Service
March 18, 2020	3,366	$59.45	2.0	Service
May 6, 2020(1)	3,101	$72.57	3.0	Service and Performance
______________________________________________________

(1)
This award is subject to an independent performance target for each of three consecutive 12-month measurement periods. Vesting of each tranche is independent of the satisfaction of the annual performance target for other tranches.

Restricted stock transactions in 2020 are as follows:

	Shares	Weighted average grant date fair value
Balance, December 31, 2019	2,014,983	$46.99
Granted	522,117	$74.53
Forfeited	(7,349)	$62.95
Vested	(889,933)	$43.39
Balance, June 30, 2020	1,639,818	$57.65

Equity-based compensation expense was $9.5 million and $12.1 million for the three months ended June 30, 2020 and 2019, respectively, and $20.2 million and $25.4 million for the six months ended June 30, 2020 and 2019, respectively. Equity-based compensation includes accelerated recognition of $0.2 million and $1.9 million for the six months ended June 30, 2020 and 2019, respectively. These expenses are included in Operating expenses in the Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited).
As of June 30, 2020, total unrecognized compensation cost was $54.5 million and is expected to be recognized over a weighted average period of approximately 2.1 years.
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

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Segment asset information is not included below because we do not use it to evaluate performance or allocate resources. Summarized financial information concerning our segments is shown in the tables below (in millions):

	Three months ended June 30, 2020
	Software Solutions	Data and Analytics	Corporate and Other		Total
Revenues	$245.1	$48.2	$(0.2)	(1)	$293.1
Expenses:
Operating expenses	98.9	32.1	24.5	(2)	155.5
Transition and integration costs			2.5	(3)	2.5
EBITDA	146.2	16.1	(27.2)		135.1
Depreciation and amortization	30.2	3.8	24.6	(4)	58.6
Operating income (loss)	116.0	12.3	(51.8)		76.5
Interest expense, net					(13.0)
Other income, net					18.8
Earnings before income taxes and equity in losses of unconsolidated affiliates					82.3
Income tax expense					17.2
Earnings before equity in losses of unconsolidated affiliates					65.1
Equity in losses of unconsolidated affiliates, net of tax					(26.0)
Net earnings					$39.1

	Three months ended June 30, 2019
	Software Solutions	Data and Analytics	Corporate and Other		Total
Revenues	$255.4	$39.7	$(0.2)	(1)	$294.9
Expenses:
Operating expenses	101.5	30.3	27.6	(2)	159.4
Transition and integration costs	—	—	1.0	(3)	1.0
EBITDA	153.9	9.4	(28.8)		134.5
Depreciation and amortization	30.1	3.9	23.5	(4)	57.5
Operating income (loss)	123.8	5.5	(52.3)		77.0
Interest expense, net					(16.7)
Other expense, net					(0.5)
Earnings before income taxes and equity in losses of unconsolidated affiliates					59.8
Income tax expense					14.5
Earnings before equity in losses of unconsolidated affiliates					45.3
Equity in losses of unconsolidated affiliates, net of tax					(12.7)
Net earnings					$32.6

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

	Six months ended June 30, 2020
	Software Solutions	Data and Analytics	Corporate and Other		Total
Revenues	$489.8	$94.3	$(0.3)	(1)	$583.8
Expenses:
Operating expenses	204.2	63.6	50.1	(2)	317.9
Transition and integration costs	—	—	4.9	(5)	4.9
EBITDA	285.6	30.7	(55.3)		261.0
Depreciation and amortization	60.5	7.8	48.0	(4)	116.3
Operating income (loss)	225.1	22.9	(103.3)		144.7
Interest expense, net					(27.7)
Other income, net					18.0
Earnings before income taxes and equity in losses of unconsolidated affiliates					135.0
Income tax expense					25.4
Earnings before equity in losses of unconsolidated affiliates					109.6
Equity in losses of unconsolidated affiliates, net of tax					(20.4)
Net earnings					$89.2

	Six months ended June 30, 2019
	Software Solutions	Data and Analytics	Corporate and Other		Total
Revenues	$498.9	$79.4	$(0.3)	(1)	$578.0
Expenses:
Operating expenses	204.3	60.1	55.0	(2)	319.4
Transition and integration costs	—	—	1.9	(3)	1.9
EBITDA	294.6	19.3	(57.2)		256.7
Depreciation and amortization	60.0	7.7	46.7	(4)	114.4
Operating income (loss)	234.6	11.6	(103.9)		142.3
Interest expense, net					(31.7)
Other expense, net					(0.8)
Earnings before income taxes and equity in losses of unconsolidated affiliates					109.8
Income tax expense					25.2
Earnings before equity in losses of unconsolidated affiliates					84.6
Equity in losses of unconsolidated affiliates, net of tax					(26.0)
Net earnings					$58.6
_______________________________________________________

(1)	Revenues for Corporate and Other represent deferred revenue purchase accounting adjustments recorded in accordance with GAAP.

(2)
Operating expenses for Corporate and Other includes equity-based compensation, including certain related payroll taxes, of $9.5 million and $12.2 million for the three months ended June 30, 2020 and 2019, respectively, and $21.2 million and $26.1 million for the six months ended June 30, 2020 and 2019, respectively.

(3) Transition and integration costs primarily consisted of costs associated with acquisitions.

(4)
Depreciation and amortization for Corporate and Other primarily represents net incremental depreciation and amortization adjustments associated with the application of purchase accounting recorded in accordance with GAAP.

(5)	Transition and integration costs primarily consisted of costs associated with acquisitions and expense reduction initiatives.

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

•	satisfaction of the conditions to closing the acquisition of Optimal Blue, LLC ("Optimal Blue") and consummate the transaction, including the receipt of regulatory approvals;

•	our ability to obtain debt financing to finance the acquisition of Optimal Blue on reasonable terms;

•
changes in general economic, business, regulatory and political conditions, including those resulting from pandemics such as COVID-19, particularly as they affect foreclosures and the mortgage industry;

•	the outbreak of COVID-19 and measures to reduce its spread, including the effect of governmental or voluntary actions such as business shutdowns and stay-at-home orders;

•	security breaches against our information systems;

•	our ability to maintain and grow our relationships with our clients;

•	changes to the laws, rules and regulations that affect our and our clients' businesses;

•	our ability to adapt our services to changes in technology or the marketplace or to achieve our growth strategies;

•	our ability to protect our proprietary software and information rights;

•	the effect of any potential defects, development delays, installation difficulties or system failures on our business and reputation;

•	risks associated with the availability of data;

•	the effects of our existing leverage on our ability to make acquisitions and invest in our business;

•	our ability to successfully integrate strategic acquisitions;

•	risks associated with our investment in Dun & Bradstreet Holdings, Inc. ("DNB"); and

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
We have market-leading vertical software solutions combined with comprehensive real estate data and extensive analytic capabilities. Our solutions are utilized by U.S. mortgage loan originators and servicers, as well as other financial institutions, investors and real estate professionals, to support mortgage lending and servicing operations, analyze portfolios and properties, operate more efficiently, meet regulatory compliance requirements and mitigate risk.
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

The table below summarizes active first and second lien mortgage loans on our mortgage loan servicing software solution and the related market data, reflecting our leadership in the mortgage loan servicing software solutions market (in millions):

	First lien				Second lien				Total first and second lien
	as of June 30,				as of June 30,				as of June 30,
	2020		2019		2020		2019		2020	2019
Active loans	30.7		33.0		2.5		2.6		33.2	35.6
Market size	53.2	(1)	52.3	(1)	13.0	(2)	13.5	(2)	66.2	65.8
Market share	58%		63%		19%		19%		50%	54%
_______________________________________________________
Note: Percentages above may not recalculate due to rounding.

(1)	According to the Black Knight Mortgage Monitor Report as of June 30, 2020 and 2019 for U.S. first lien mortgage loans.

(2)	According to the July 2020 Equifax National Consumer Credit Trends Report as of June 30, 2020 and 2019 for U.S. second lien mortgage loans.
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
COVID-19 and the U.S.'s response to the pandemic are significantly affecting the mortgage and real estate industries. On March 18, 2020, the U.S. Department of Housing and Urban Development ("HUD") and the Federal Housing Finance Agency ("FHFA") announced a 60-day moratorium on mortgage loan foreclosures and evictions. Likewise, the FHFA also announced mortgage loan forbearance programs for certain borrowers that allow mortgage loan payments to be suspended for up to 12 months.
On March 27, 2020 the Coronavirus, Aid, Relief and Economic Security Act (the "CARES Act") was signed into law in an effort to provide economic assistance to workers, families and businesses and codified the actions of HUD and the FHFA.
Subsequent to the CARES Act, the Federal Housing Administration ("FHA") extended the moratorium on mortgage loan foreclosures and evictions through at least August 31, 2020. In addition, many states have implemented additional guidance that extends their moratorium on mortgage loan foreclosures and evictions past the current FHA date of August 31, 2020, and additional extensions of those moratoriums may be implemented in the future.
There are no comparable events that provide guidance as to the effect the COVID-19 pandemic may have, and, as a result, the ultimate effect of the pandemic is highly uncertain and subject to change. We do not yet know the full extent of the effects on the economy, the markets we serve, our business or our operations.

Black Knight Response and the Effect on Our Business
In the first half of 2020, we executed on our business continuity plans to address the challenges related to the ongoing COVID-19 pandemic. Since March 2020, substantially all of our employees have been working from home. We are following the requirements and protocols published by the U.S. Centers for Disease Control, the WHO and country, state and local governments. Our most important priorities are the health and safety of our employees and helping the communities where we work and live. We cannot predict when or how we will begin to lift the actions put in place as part of our business continuity plans, including working from home and travel restrictions, but we continue to offer our clients the high level of service they have come to expect from us. We believe our transition to working from home has been successful and has not significantly affected our results of operations, financial condition, cash flows or control environment as of and for the three and six months ended June 30, 2020.
The extraordinary effects of the broad-based response to the COVID-19 pandemic have delayed the timing of certain revenues. Specifically, the current mortgage loan foreclosure moratorium and forbearance plans offered as part of the CARES Act are reducing the number of foreclosures being processed on our BankruptcySM/ForeclosureSM and InvoicingSM software solutions for which revenue is recognized as transactions occur. We currently estimate approximately $38 million in revenues may be delayed beyond 2020. Many of our clients are also adjusting to working from home while experiencing refinance origination volume increases as well as an extremely elevated number of customer service calls. As a result, we initially saw delays to some of our implementation timelines, but continue to make progress while many of our clients and team members continue to work remotely. Our teams are focused on supporting our clients in this shifting landscape and stand ready to deliver our solutions. We are also monitoring the effects of the pandemic on our sales cycles.
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
We partner with many of the industry’s best lenders and servicers and believe it is our duty to serve in a leadership role as we manage through this crisis and beyond. From the start of the COVID-19 crisis, we have worked to provide leadership on behalf of our clients and to provide them with actionable intelligence, including our monthly Mortgage Monitor report and our McDash Flash Forbearance Tracker. We have also published in-depth white papers, held town hall meetings with our clients and have had frequent meetings with senior executives at our clients, government agencies and industry associations. We believe the in-depth data and insights we offer are essential for both mortgage market participants and government entities as we work together to address the economic ramifications of the crisis.
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
Market Trends
Market trends that have spurred lenders and servicers to seek software, data and analytics solutions are as follows:
Integral role of technology in the U.S. mortgage loan industry. Over the past few years, banks and other lenders and servicers have become increasingly focused on automation and workflow management to operate more efficiently and meet their regulatory requirements as well as using technology to enhance the consumer experience during the mortgage loan origination, closing and servicing processes. Since the start of the pandemic, our clients have become increasingly aware that digital solutions are integral to their ability to stay connected with their customer base in times when face-to-face interactions are not possible. We believe technology providers must be able to support the complexity and dynamic nature of the market, display extensive industry knowledge and possess the financial resources to make the necessary investments in technology and software to support lenders. This includes an enhanced digital experience along with the application of artificial intelligence, robotic process automation and adaptive learning.

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
Software Solutions
Our Software Solutions segment offers software and hosting solutions that support loan servicing, loan origination and settlement services. The following table summarizes our software solutions revenues (in millions):

	Three months ended June 30,		% of segment revenues		Six months ended June 30,		% of segment revenues
	2020	2019	2020	2019	2020	2019	2020	2019
Servicing software solutions	$184.3	$210.7	75%	82%	$380.0	$412.5	78%	83%
Origination software solutions	60.8	44.7	25%	18%	109.8	86.4	22%	17%
Software Solutions	$245.1	$255.4	100%	100%	$489.8	$498.9	100%	100%
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
Before the pandemic, foreclosure start volumes were already at historic lows. Our servicing software solutions that are more sensitive to foreclosure volumes were approximately 1% and 3% of our consolidated revenues for the three and six months ended June 30, 2020, respectively. As a result of the effects of the broad-based response to the COVID-19 pandemic, we have seen lower foreclosure-related transactional revenues due to the mortgage loan foreclosure moratorium and expect this trend to continue due to the mortgage loan forbearance plans offered as part of the CARES Act. As of July 28, 2020, Black Knight’s McDash Flash Forbearance Tracker estimated 4.1 million homeowners, or 7.7% of all U.S. mortgage loans, were in COVID-19 mortgage loan forbearance plans.
Our origination software solutions primarily include our solutions that automate and facilitate the origination of mortgage loans and provide an interconnected network allowing the various parties and systems associated with lending transactions to exchange data quickly and efficiently. For our origination software solutions, our loan origination system revenues are based on closed loan volumes subject to minimum base software fees that are contractually obligated, which limits our exposure to origination volumes. Some of our origination software solutions are exposed to variances in origination volumes, primarily related to refinance volumes due to the nature of the services provided. Given the near record low level of mortgage loan rates, we have seen elevated volumes related to refinance originations and expect this trend to continue throughout 2020. Despite the initial decline with stay-at-home orders and similar restrictive mitigation measures issued in various parts of the country for an unknown duration, we have seen some improvement in purchase origination volumes due to pent-up demand and the current interest rate environment. Our origination software solutions that are more sensitive to origination volumes, primarily refinance origination volumes, were approximately 5% of our consolidated revenues for the three and six months ended June 30, 2020.

Data and Analytics
Our Data and Analytics segment offers data and analytics solutions to the mortgage, real estate and capital markets verticals. These solutions include property ownership data, lien data, servicing data, automated valuation models, collateral risk scores, behavioral models, a multiple listing service software solution and other data solutions. Our data and analytics business is predominantly based on longer-term strategic data licenses, other data licenses and subscription-based revenues. For the three and six months ended June 30, 2020, our data and analytics revenues were 16% of our consolidated revenues. Our data and analytics business has limited exposure to fluctuations in home buying activity and origination volumes where we provide data related to title insurance and other settlement service activities.
Acquisitions
Collateral Analytics Acquisition
On March 3, 2020, we completed the acquisition of Collateral Analytics, LLC ("Collateral Analytics"), a provider of real estate product and tools to support appraisers, appraisal management companies, lenders, investors and government agencies. The acquisition is integrated into our Data and Analytics segment and enhances our real estate solutions and automated valuation model offerings. Refer to Note 2 — Business Acquisitions in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information.
Optimal Blue Pending Acquisition
On July 26, 2020, we entered into a definitive equity purchase agreement with affiliates of private equity firm GTCR, LLC, to purchase Optimal Blue, a leading provider of secondary market solutions and actionable data services, for an enterprise value of $1.8 billion, subject to customary purchase price adjustments.
In connection with this acquisition, we will combine our Compass Analytics business with Optimal Blue in a newly formed entity with minority co-investors Cannae Holdings, Inc. (“Cannae”) and affiliates of Thomas H. Lee Partners, L.P. (“THL”). On July 26, 2020, we also entered into forward purchase agreements with an affiliate of Cannae and affiliates of THL (collectively, the "FPAs") pursuant to which each of Cannae and THL committed to purchase approximately 20% of the equity interests (approximately 40% in the aggregate) in the to-be-formed new subsidiary of Black Knight for a purchase price of $290 million ($580 million in the aggregate). We expect to fund the acquisition with cash on hand, including the proceeds from the FPAs, and debt financing. The acquisition is expected to close in the third quarter of 2020. We will own approximately 60% of the new entity.
Three years after the closing of this pending acquisition, we will have call rights on THL's and Cannae’s interests in the newly formed entity. In addition, THL and Cannae will have the right to put their respective interests in the newly formed entity to (i) the newly formed entity if there is a change of control of Black Knight or (ii) the newly formed entity or Black Knight three years after the closing of this pending acquisition. We will have the option to satisfy the purchase price in connection with the exercise of any put or call right either in cash or Black Knight common stock other than a put in connection with a change of control of Black Knight, in which case the purchase price is payable only in cash.
DNB IPO and Private Placement
On July 6, 2020, DNB closed its previously announced initial public offering and we invested $100.0 million in the DNB private placement. In connection with the closing of the DNB initial public offering and the DNB private placement, our limited partner interests in Star Parent, L.P. were exchanged for 54.8 million shares of DNB common stock (the "DNB Investment"), which represents ownership of 13.0% of DNB. Refer to Note 3 — Investments in Unconsolidated Affiliates in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information.
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

Consolidated Results of Operations
The following table presents certain financial data for the periods indicated (in millions, except per share data):
	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenues	$293.1	$294.9	$583.8	$578.0
Expenses:
Operating expenses	155.5	159.4	317.9	319.4
Depreciation and amortization	58.6	57.5	116.3	114.4
Transition and integration costs	2.5	1.0	4.9	1.9
Total expenses	216.6	217.9	439.1	435.7
Operating income	76.5	77.0	144.7	142.3
Operating margin	26.1%	26.1%	24.8%	24.6%
Interest expense, net	(13.0)	(16.7)	(27.7)	(31.7)
Other income (expense), net	18.8	(0.5)	18.0	(0.8)
Earnings before income taxes and equity in losses of unconsolidated affiliates	82.3	59.8	135.0	109.8
Income tax expense	17.2	14.5	25.4	25.2
Earnings before equity in losses of unconsolidated affiliates	65.1	45.3	109.6	84.6
Equity in losses of unconsolidated affiliates, net of tax	(26.0)	(12.7)	(20.4)	(26.0)
Net earnings	$39.1	$32.6	$89.2	$58.6

Net earnings per share:
Diluted	$0.26	$0.22	$0.60	$0.39
Weighted average shares of common stock outstanding:
Diluted	150.0	148.5	149.3	148.4
Segment Financial Results
Revenues
The following table sets forth revenues by segment for the periods presented (in millions):

	Three months ended June 30,		Variance		Six months ended June 30,		Variance
	2020	2019	$	%	2020	2019	$	%
Software Solutions	$245.1	$255.4	$(10.3)	(4)%	$489.8	$498.9	$(9.1)	(2)%
Data and Analytics	48.2	39.7	8.5	21%	94.3	79.4	14.9	19%
Corporate and Other(1)	(0.2)	(0.2)	—	NM	(0.3)	(0.3)	—	NM
Total	$293.1	$294.9	$(1.8)	(1)%	$583.8	$578.0	$5.8	1%
_______________________________________________________

(1)	Revenues for Corporate and Other represent deferred revenue purchase accounting adjustments recorded in accordance with GAAP.
Software Solutions
Revenues were $245.1 million in the three months ended June 30, 2020 compared to $255.4 million in the 2019 period, a decrease of $10.3 million. Our servicing software solutions decreased 12.5%, or $26.4 million, as increased revenues from new and existing clients on MSP® were more than offset by the effect of client deconversions and the effect of lower foreclosure related volumes due to foreclosure moratorium as part of the CARES Act. Our origination software solutions increased 36%, or $16.1 million, primarily driven by increased revenues from new clients, revenues from an acquired business and higher origination volumes, partially offset by the effect of attrition.

Revenues were $489.8 million in the six months ended June 30, 2020 compared to $498.9 million in the 2019 period, a decrease of $9.1 million. Our servicing software solutions decreased 8%, or $32.5 million, as increased revenues from new and existing clients on MSP® were more than offset by the effect of client deconversions and the effect of lower foreclosure related volumes due to foreclosure moratorium as part of the CARES Act. Our origination software solutions increased 27%, or $23.4 million, primarily driven by increased revenues from new clients, revenues from an acquired business and higher origination volumes, partially offset by the effect of attrition.
Data and Analytics
Revenues were $48.2 million in the three months ended June 30, 2020 compared to $39.7 million in the 2019 period, an increase of $8.5 million, or 21%. The increase was primarily driven by strong sales execution, higher origination volumes and revenues from an acquired business.
Revenues were $94.3 million in the six months ended June 30, 2020 compared to $79.4 million in the 2019 period, an increase of $14.9 million, or 19%. The increase was primarily driven by strong sales execution, higher origination volumes and revenues from an acquired business.
EBITDA and EBITDA margin
The following tables set forth EBITDA (in millions) and EBITDA margin by segment for the periods presented:

	Three months ended June 30,		Variance		Six months ended June 30,		Variance
	2020	2019	$	%	2020	2019	$	%
Software Solutions	$146.2	$153.9	$(7.7)	(5)%	$285.6	$294.6	$(9.0)	(3)%
Data and Analytics	16.1	9.4	6.7	71%	30.7	19.3	11.4	59%

	Three months ended June 30,		Variance	Six months ended June 30,		Variance
	2020	2019	Basis points	2020	2019	Basis points
Software Solutions	59.6%	60.3%	(70)	58.3%	59.0%	(70)
Data and Analytics	33.4%	23.7%	970	32.6%	24.3%	830
Software Solutions
EBITDA was $146.2 million in the three months ended June 30, 2020 compared to $153.9 million in the 2019 period, a decrease of $7.7 million, or 5%, with an EBITDA margin of 59.6%, a decrease of 70 basis points from the 2019 period. The EBITDA margin decrease was driven by lower revenue and revenue mix.
EBITDA was $285.6 million in the six months ended June 30, 2020 compared to $294.6 million in the 2019 period, a decrease of $9.0 million, or 3%, with an EBITDA margin of 58.3%, a decrease of 70 basis points from the 2019 period. The EBITDA margin decrease was driven by lower revenue and revenue mix.
Data and Analytics
EBITDA was $16.1 million in the three months ended June 30, 2020 compared to $9.4 million in the 2019 period, an increase of $6.7 million, or 71%, with an EBITDA margin of 33.4%, an increase of 970 basis points from the 2019 period. The EBITDA margin increase was primarily driven by incremental margins on revenue growth.
EBITDA was $30.7 million in the six months ended June 30, 2020 compared to $19.3 million in the 2019 period, an increase of $11.4 million, or 59%, with an EBITDA margin of 32.6%, an increase of 830 basis points from the 2019 period. The EBITDA margin increase was primarily driven by incremental margins on revenue growth.

Consolidated Financial Results
Operating Expenses
The following table sets forth operating expenses by segment for the periods presented (in millions):

	Three months ended June 30,		Variance		Six months ended June 30,		Variance
	2020	2019	$	%	2020	2019	$	%
Software Solutions	$98.9	$101.5	$(2.6)	(3)%	$204.2	$204.3	$(0.1)	—%
Data and Analytics	32.1	30.3	1.8	6%	63.6	60.1	3.5	6%
Corporate and Other(1)	24.5	27.6	(3.1)	(11)%	50.1	55.0	(4.9)	(9)%
Total	$155.5	$159.4	$(3.9)	(2)%	$317.9	$319.4	$(1.5)	—%
_______________________________________________________

(1)
Operating expenses for Corporate and Other include equity-based compensation, including certain related payroll taxes, of $9.5 million and $12.2 million for the three months ended June 30, 2020 and 2019, respectively, and $21.2 million and $26.1 million for the six months ended June 30, 2020 and 2019, respectively.

The decrease in Operating expenses in the three months ended June 30, 2020 compared to the 2019 period was primarily driven by lower net personnel cost, including lower medical costs, equity-based compensation, travel-related costs and professional fees, partially offset by the effect of current and prior year acquisitions, higher incentive bonus expense and software subscription and maintenance costs. The temporary delay in medical costs we experienced was primarily related to restrictions in place at hospitals and doctors' offices with stay-at-home orders and similar restrictive mitigation measures issued in various parts of the country for an unknown duration.
The decrease in Operating expenses in the six months ended June 30, 2020 compared to the 2019 period was primarily driven by lower net personnel cost, including lower medical costs, equity-based compensation and travel related costs, partially offset by the effect of current and prior year acquisitions, higher incentive bonus expense and software subscription and maintenance costs.
Depreciation and Amortization
The following table sets forth depreciation and amortization by segment for the periods presented (in millions):

	Three months ended June 30,		Variance		Six months ended June 30,		Variance
	2020	2019	$	%	2020	2019	$	%
Software Solutions	$30.2	$30.1	$0.1	—%	$60.5	$60.0	$0.5	1%
Data and Analytics	3.8	3.9	(0.1)	(3)%	7.8	7.7	0.1	1%
Corporate and Other(1)	24.6	23.5	1.1	5%	48.0	46.7	1.3	3%
Total	$58.6	$57.5	$1.1	2%	$116.3	$114.4	$1.9	2%
_______________________________________________________

(1)
Depreciation and amortization for Corporate and Other primarily represents net incremental depreciation and amortization adjustments associated with the application of purchase accounting recorded in accordance with GAAP.

The increase in Depreciation and amortization in the three and six months ended June 30, 2020 compared to the 2019 periods is primarily driven by new hardware and new software placed in service as a result of prior year acquisitions and new client wins.
Transition and Integration Costs
Transition and integration costs were $2.5 million in the three months ended June 30, 2020 compared to $1.0 million in the 2019 period. Transition and integration costs were $4.9 million in the six months ended June 30, 2020 compared to $1.9 million in the 2019 period. Transition and integration costs in the 2020 period primarily consisted of costs associated with acquisitions and expense reduction initiatives. Transition and integration costs in the 2019 period primarily consisted of costs associated with acquisitions.
Interest Expense, Net
Interest expense, net was $13.0 million in the three months ended June 30, 2020 compared to $16.7 million in the 2019 period, a decrease of $3.7 million, or 22%. Interest expense, net was $27.7 million in the six months ended June 30, 2020 compared to $31.7 million in the 2019 period, a decrease of $4.0 million, or 13%. The decrease for the three and six months ended June 30, 2020 is primarily driven by lower average interest rates and outstanding debt.
Other Income (Expense), Net
Other income, net was $18.8 million in the three months ended June 30, 2020 compared to Other expense, net of $0.5 million in the 2019 period. Other income, net was $18.0 million in the six months ended June 30, 2020 compared to Other expense, net of $0.8 million in the 2019 period. The increase in Other income, net in the 2020 periods relates to a recognized gain of $18.5 million for the resolution of a legacy legal matter. The 2019 amounts were primarily related to legal fees.
Income Tax Expense
Income tax expense was $17.2 million in the three months ended June 30, 2020 compared to $14.5 million in the 2019 period. Our effective tax rate was 20.9% in 2020 compared to 24.2% in 2019. Our effective tax rate for the three months ended June 30, 2020 and 2019 includes the effect of excess tax benefits related to the vesting of restricted shares of our common stock and higher than expected research and experimentation tax credits.
Income tax expense was $25.4 million in the six months ended June 30, 2020 compared to $25.2 million in the 2019 period. Our effective tax rate was 18.8% in 2020 compared to 23.0% in 2019. Our effective tax rate for the six months ended June 30, 2020 and 2019 includes the effect of excess tax benefits related to the vesting of restricted shares of our common stock and higher than expected research and experimentation tax credits.
Equity in Losses of Unconsolidated Affiliates, Net of Tax
Equity in losses of unconsolidated affiliates, net of tax was $26.0 million, net of income tax benefit of $8.8 million, in the three months ended June 30, 2020, compared to $12.7 million, net of income tax benefit of $4.4 million in the 2019 period. Equity in losses of unconsolidated affiliates, net of tax was $20.4 million, net of income tax benefit of $6.9 million, in the six months ended June 30, 2020, compared to $26.0 million, net of income tax benefit of $9.1 million in the 2019 period. In 2020 and 2019, substantially all of our equity in losses of unconsolidated affiliates related to our investment in Star Parent, L.P., the parent of DNB. For the three and six months ended June 30, 2020, Equity in losses of unconsolidated affiliates, net of tax also includes a recognized gain of $5.0 million, net of tax, related to the sale of our interest in an equity method investment.
Liquidity and Capital Resources
Cash Requirements
Our primary sources of liquidity are our existing cash balances, cash flows from operations and borrowings on our revolving credit facility. As of June 30, 2020, we had cash of $228.2 million, debt principal of $1,204.4 million and available capacity of $750.0 million on our revolving credit facility. During the three months ended June 30, 2020, we repaid in full the outstanding balance on our revolving credit facility with a portion of the net proceeds received from our common stock offering that closed on June 19, 2020. Our existing credit facility matures on April 30, 2023.
Our primary cash requirements include operating expenses, debt service payments (principal and interest), capital expenditures (including property, equipment and computer software expenditures) and tax-related payments and may include share repurchases and business acquisitions.
We believe that our cash flows from operations and available cash and cash equivalents are sufficient to meet our liquidity needs, including the repayment of our outstanding debt, for at least the next 12 months. We anticipate that to the extent we require additional liquidity, it will be funded through borrowings on our revolving credit facility, the incurrence of other indebtedness, equity issuance or a combination thereof. The COVID-19 pandemic has caused disruption in the capital markets, which could make financing more difficult and/or expensive, and we cannot be assured that we will be able to obtain this additional liquidity on reasonable terms, or at all. The loss of the largest lender on our revolving credit facility would reduce our borrowing capacity by $102.5 million. Additionally, our liquidity and our ability to meet our obligations and fund our capital requirements are also dependent on our future financial performance, which is subject to general economic, financial and other factors that are beyond our control. Accordingly, we cannot be assured that our business will generate sufficient cash flows from operations or that future borrowings will be available from additional indebtedness or otherwise to meet our liquidity needs. Although we have no specific current plans to do so, if we decide to pursue one or more significant acquisitions, we may incur additional debt or issue additional equity to finance such acquisitions.
The CARES Act allows us to defer payments of our share of social security taxes until December 31, 2021 and 2022. As of June 30, 2020, we have deferred $5.7 million of payments related to employer social security taxes. The CARES Act also allowed us to delay paying federal income taxes until July 15, 2020. We paid $19.5 million on July 15, 2020 related to federal income taxes for 2019 and estimated federal income tax payments for the six months ended June 30, 2020.
On July 26, 2020, we entered into a definitive equity purchase agreement with affiliates of private equity firm GTCR, LLC, to purchase Optimal Blue. We intend to fund the purchase price through a combination of our cash on hand, debt financing and proceeds from the FPAs. Refer to the "Optimal Blue Pending Acquisition" section above for more information.

Cash Flows
The following table provides a summary of cash flows from operating, investing and financing activities for the periods presented (in millions):

	Six months ended June 30,
	2020	2019	Variance
Cash flows provided by operating activities	$195.3	$128.1	$67.2
Cash flows used in investing activities	(107.8)	(420.4)	312.6
Cash flows provided by financing activities	125.3	281.3	(156.0)
Net increase (decrease) in cash and cash equivalents	$212.8	$(11.0)	$223.8
Operating Activities
The $67.2 million increase in cash provided by operating activities in the six months ended June 30, 2020 compared to the 2019 period is primarily related to higher earnings and the timing and amount of payments for Trade accounts payable and other liabilities primarily related to lower tax-related payments.
Investing Activities
The $312.6 million decrease in cash used in investing activities in the six months ended June 30, 2020 compared to the 2019 period is primarily related to our investment in DNB in 2019, partially offset by our acquisition of Collateral Analytics in 2020.
Financing Activities
The $156.0 million decrease in cash provided by financing activities in the six months ended June 30, 2020 compared to the 2019 period is primarily related to an increase in payments on our revolving credit facility, net of borrowings, partially offset by cash proceeds received from our underwritten common stock offering that closed on June 19, 2020.
Financing
For a description of our financing arrangements, see Note 10 — Long-Term Debt in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated by reference into this Part I Item 2.
Contractual Obligations
Our long-term contractual obligations generally include our debt and related interest payments, data processing and maintenance commitments and operating and finance lease payments for our offices, data centers, property and equipment. There were no significant changes to our contractual obligations from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2019, except as it pertains to our Optimal Blue acquisition. Refer to Note 2 — Business Acquisitions in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated by reference into this Part I Item 2.
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
There were no share repurchases during the six months ended June 30, 2020. During the six months ended June 30, 2019, we repurchased 0.2 million shares of our common stock for $11.9 million, or an average of $57.94 per share.
Common Stock Offering
On June 19, 2020, we issued and sold 7,130,000 shares of our common stock in an underwritten public offering pursuant to a registration statement filed with the SEC. We received net proceeds of approximately $484.6 million after deducting the underwriters' discount of $16.3 million. We also incurred costs directly related to the offering of $0.4 million. A portion of the net proceeds received from this offering was used to fully repay amounts outstanding under our revolving credit facility. Refer to Note 10 — Long-term Debt in Item 1 Part I of this Quarterly Report on Form 10-Q, which is incorporated by reference into this Part I Item 2.

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
Interest Rate Risk
In addition to existing cash balances and cash provided by operating activities, we use variable rate debt to finance our operations. We enter into interest rate swap agreements to hedge forecasted monthly interest rate payments on our variable rate debt. We are exposed to interest rate risk on our debt obligations and related interest rate swaps. As of June 30, 2020, we had $1,179.7 million in long-term debt principal outstanding from our Facilities, all of which is variable rate debt, as described in Note 10 — Long-Term Debt in Item 1 of Part I of this Quarterly Report on Form 10-Q.
As of June 30, 2020, the Facilities represent our long-term debt obligations exposed to interest rate risk. We performed a sensitivity analysis on the principal amount of debt as of June 30, 2020, as well as the effect of our interest rate swaps. Further, in this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. An increase of 100 basis points in the applicable interest rate would cause an increase in interest expense of $11.8 million on an annual basis ($2.3 million including the effect of our current interest rate swaps). A decrease in the applicable interest rate to 0% would cause a decrease in interest expense of $1.9 million on an annual basis ($0.2 million including the effect of our current interest rate swaps) as the 1-week and 1-month LIBOR were approximately 0.11% and 0.18%, respectively, as of June 30, 2020.
As of June 30, 2020, we have the following interest rate swap agreements (collectively, the "Swap Agreements") (in millions):

Effective dates	Notional amount	Fixed rates
March 31, 2017 through March 31, 2022	$200.0	2.08%
September 29, 2017 through September 30, 2021	$200.0	1.69%
April 30, 2018 through April 30, 2023	$250.0	2.61%
January 31, 2019 through January 31, 2023	$300.0	2.65%
Under the terms of the Swap Agreements, we receive payments based on the 1-month LIBOR rate (approximately 0.18% as of June 30, 2020).
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2020, under the supervision and with the participation of our Chief Executive Officer ("CEO") and Executive Vice President and Chief Financial Officer ("CFO"), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q.
There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.
Based on that evaluation, our CEO and CFO concluded that as of June 30, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit with the SEC are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2020 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of June 30, 2020, we have not identified any material effect to our internal control over financial reporting despite the fact that substantially all of our employees are working remotely due to the COVID-19 pandemic.

Part II: OTHER INFORMATION
Item 1. Legal Proceedings
See discussion of legal proceedings in Note 13 — Commitments and Contingencies in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated by reference into this Item 1 of Part II.
Item 1A. Risk Factors
In addition to the significant risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2019, we identified the following additional risks during the six months ended June 30, 2020. There have been no other material changes in our risk factors since the filing of our Annual Report on Form 10-K for the year ended December 31, 2019.
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
The pandemic has adversely affected and is likely to further adversely affect the operations of our clients, suppliers and business partners. On March 18, 2020, the U.S. Department of Housing and Urban Development ("HUD") and the Federal Housing Finance Agency ("FHFA") announced a 60-day moratorium on foreclosures and evictions. Likewise, the FHFA also announced forbearance programs for impacted borrowers, allowing mortgage payments to be suspended for up to 12 months. Managing the many aspects of forbearance programs mandated by the FHFA, HUD and the CARES Act may present operational challenges for many servicers of mortgage loans.
Subsequent to the CARES Act, the Federal Housing Administration ("FHA") extended the moratorium on mortgage loan foreclosures and evictions through at least August 31, 2020. In addition, many states have implemented additional guidance that extends their moratorium on mortgage loan foreclosures and evictions past the current FHA date of August 31, 2020, and additional extensions of those moratoriums may be implemented in the future.
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

•
challenges to the availability and reliability of our data, solutions and services due to changes to normal operations, including the possibility of COVID-19 cases affecting our employees who may become sick and unable to work or affecting the employees of our clients or other third parties on which we depend;

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
The extent to which the COVID-19 pandemic affects our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or treat its effect, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 pandemic has subsided, we may continue to experience materially adverse effects to our business as a result of the virus’s economic effect, including the availability of credit, adverse effects on our liquidity and any recession that has occurred.
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
Our pending acquisition of Optimal Blue may expose us to certain risks.
On July 26, 2020, we entered into a definitive equity purchase agreement to acquire Optimal Blue. The acquisition is subject to regulatory approval and satisfaction of other customary closing conditions. We intend to fund the purchase price through a combination of our cash on hand, debt financing and proceeds from the FPAs. Raising additional capital for acquisitions through debt financing could result in increased interest expense and may involve agreements that include covenants limiting or restricting our ability to take certain actions, such as incurring additional debt, making capital expenditures or declaring dividends.
If the Optimal Blue acquisition is completed, we may face challenges in integrating the acquired business. These challenges include eliminating redundant operations, facilities and systems, coordinating management and personnel, retaining key employees, managing corporate cultures and achieving cost reductions and cross-selling opportunities. Additionally, the acquisition and integration processes may disrupt our business and divert management attention and our resources. If we fail to successfully integrate acquired businesses, products, technologies and personnel, it could impair relationships with employees, clients and strategic partners, distract management attention from our core businesses, result in control failures and otherwise disrupt our ongoing business, any of which could have a material adverse effect on our business, financial condition and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
     (a) Exhibits

Exhibit
No.	Description
2.1
Equity Purchase Agreement, dated July 26, 2020, by and among Black Knight, Inc., GTCR Fund XI/C LP, GTCR/OB Blocker Corp., GTCR/OB Splitter LP, OB Holdings I, LLC, OB Acquisition, LLC, and OB Holdings I, LLC, in its capacity as the Seller Representative (incorporated by reference to Exhibit 2.1 to the Form 8-K filed by Black Knight, Inc. on July 28, 2020 (No. 001-37394)).

10.1
Dun & Bradstreet Holdings, Inc. Common Stock Purchase Agreement, dated June 23, 2020, among Dun & Bradstreet Holdings, Inc. and Black Knight InfoServ, LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Black Knight, Inc. on June 29, 2020 (No. 001-37394))

10.2
Forward Purchase Agreement, entered into as of July 26, 2020, by and between Black Knight, Inc. and Thomas H. Lee Equity Fund VIII, L.P., Thomas H. Lee Parallel Fund VIII, L.P., THL Executive Fund VIII, L.P., THL Fund VIII Coinvestment Partners, L.P.

10.3	Forward Purchase Agreement, entered into as of July 26, 2020, by and between Black Knight, Inc. and Cannae Holdings, LLC.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document**

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

104	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101
_______________________________________________
* The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK KNIGHT, INC. (registrant)
Date:	August 10, 2020	By:	/s/ Kirk T. Larsen
Kirk T. Larsen
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	August 10, 2020	By:	/s/ Michele M. Meyers
Michele M. Meyers
Chief Accounting Officer and Treasurer (Principal Accounting Officer)