Form 10-Q
period 2020-09-30
Black Knight, Inc.
filed 2020-11-09
CIK 1627014

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Yes ☐ No ☑
There were 157,029,311 shares outstanding of the Registrant's common stock as of November 8, 2020.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended September 30, 2020

Page
Part I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
A. Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2020 and December 31, 2019	1
B. Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited) for the three and nine months ended September 30, 2020 and 2019	2
C. Condensed Consolidated Statements of Equity (Unaudited) for the three and nine months ended September 30, 2020 and 2019	3
D. Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2020 and 2019	5
E. Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3. Quantitative and Qualitative Disclosure About Market Risk	41
Item 4. Controls and Procedures	42
Part II: OTHER INFORMATION	43
Item 1. Legal Proceedings	43
Item 1A. Risk Factors	43
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 3. Defaults Upon Senior Securities	44
Item 4. Mine Safety Disclosures	45
Item 5. Other Information	45
Item 6. Exhibits	45

i

Part I: FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements (Unaudited)
BLACK KNIGHT, INC.
Condensed Consolidated Balance Sheets
(In millions)
(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$31.2	$15.4
Trade receivables, net	192.8	175.1
Prepaid expenses and other current assets	81.2	64.8
Receivables from related parties	—	0.2
Total current assets	305.2	255.5
Property and equipment, net	168.9	176.9
Computer software, net	503.0	406.0
Other intangible assets, net	733.8	150.0
Goodwill	3,617.6	2,361.4
Investments in unconsolidated affiliates	481.6	294.9
Deferred contract costs, net	169.8	159.3
Other non-current assets	174.4	158.8
Total assets	$6,154.3	$3,962.8
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable and other accrued liabilities	$72.1	$65.3
Accrued compensation and benefits	69.0	65.5
Current portion of debt	76.5	79.1
Deferred revenues	49.6	50.9
Total current liabilities	267.2	260.8
Deferred revenues	97.2	98.0
Deferred income taxes	310.2	185.3
Long-term debt, net of current portion	2,226.7	1,465.1
Other non-current liabilities	92.7	55.1
Total liabilities	2,994.0	2,064.3
Commitments and contingencies
Redeemable noncontrolling interests	578.0	—
Equity:
Common stock; $0.0001 par value; 550,000,000 shares authorized; 160,085,413 shares issued and 157,030,560 shares outstanding as of September 30, 2020, and 153,062,920 shares issued and 149,697,754 shares outstanding as of December 31, 2019	—	—
Preferred stock; $0.0001 par value; 25,000,000 shares authorized; issued and outstanding, none as of September 30, 2020 and December 31, 2019	—	—
Additional paid-in capital	2,049.6	1,586.8
Retained earnings	709.7	490.6
Accumulated other comprehensive loss	(33.1)	(20.2)
Treasury stock, at cost, 3,054,853 shares as of September 30, 2020 and 3,365,166 shares as of December 31, 2019	(143.9)	(158.7)
Total shareholders' equity	2,582.3	1,898.5
Total liabilities, redeemable noncontrolling interests and shareholders' equity	$6,154.3	$3,962.8
See Notes to Condensed Consolidated Financial Statements (Unaudited).

BLACK KNIGHT, INC.
Condensed Consolidated Statements of Earnings and Comprehensive Earnings
(In millions, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenues	$312.6	$299.1	$896.4	$877.1
Expenses:
Operating expenses	167.2	163.9	485.1	483.3
Depreciation and amortization	64.0	59.6	180.3	174.0
Transition and integration costs	21.9	0.4	26.8	2.3
Total expenses	253.1	223.9	692.2	659.6
Operating income	59.5	75.2	204.2	217.5
Other income and expense:
Interest expense, net	(14.7)	(16.5)	(42.4)	(48.2)
Other (expense) income, net	(0.9)	(0.1)	17.1	(0.9)
Total other expense, net	(15.6)	(16.6)	(25.3)	(49.1)
Earnings before income taxes and equity in earnings (losses) of unconsolidated affiliates	43.9	58.6	178.9	168.4
Income tax expense	15.9	9.4	41.3	34.6
Earnings before equity in earnings (losses) of unconsolidated affiliates	28.0	49.2	137.6	133.8
Equity in earnings (losses) of unconsolidated affiliates, net of tax	86.6	(11.9)	66.2	(37.9)
Net earnings	114.6	37.3	203.8	95.9
Net losses attributable to redeemable noncontrolling interests	13.2	—	13.2	—
Net earnings attributable to Black Knight	$127.8	$37.3	$217.0	$95.9
Other comprehensive earnings (losses):
Unrealized holding gains (losses), net of tax(1)	0.1	(3.0)	(24.1)	(21.0)
Reclassification adjustments for losses (gains) included in net earnings, net of tax(2)	3.9	0.1	8.3	(0.9)
Total unrealized gains (losses) on interest rate swaps, net of tax	4.0	(2.9)	(15.8)	(21.9)
Foreign currency translation adjustment(3)	0.1	—	(0.1)	—
Unrealized gains (losses) on investments in unconsolidated affiliates(4)	4.7	(3.4)	3.0	(5.8)
Other comprehensive earnings (losses)	8.8	(6.3)	(12.9)	(27.7)
Comprehensive earnings	123.4	31.0	190.9	68.2
Net losses attributable to redeemable noncontrolling interests	13.2	—	13.2	—
Comprehensive earnings attributable to Black Knight	$136.6	$31.0	$204.1	$68.2

Net earnings per share attributable to Black Knight shareholders:
Basic	$0.82	$0.25	$1.44	$0.65
Diluted	$0.82	$0.25	$1.43	$0.65
Weighted average shares of common stock outstanding (Note 4):
Basic	155.4	147.7	150.9	147.6
Diluted	156.3	148.5	151.7	148.4
______________________________
(1)    Net of income tax expense of less than $0.1 million and income tax benefit of $8.2 million for the three and nine months ended September 30, 2020, respectively, and income tax benefit of $1.0 million and $7.4 million for the three and nine months ended September 30, 2019, respectively.
(2)    Amounts reclassified to net earnings relate to losses (gains) on interest rate swaps and are included in Interest expense, net above. Amounts are net of income tax benefit of $1.3 million and $2.8 million for the three and nine months ended September 30, 2020, respectively, and income tax benefit of less than $0.1 million and income tax expense of $0.3 million for the three and nine months ended September 30, 2019, respectively.
(3)    Net of income tax expense of less than $0.1 million and income tax benefit of less than $0.1 million for the three and nine months ended September 30, 2020, respectively.
(4) Net of income tax expense of $1.6 million and $1.0 million for the three and nine months ended September 30, 2020, respectively, and income tax benefit of $1.1 million and $2.0 million for the three and nine months ended September 30, 2019, respectively.

See Notes to Condensed Consolidated Financial Statements (Unaudited).

BLACK KNIGHT, INC.
Condensed Consolidated Statements of Equity
(In millions)
(Unaudited)

	Three months ended September 30, 2020
	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock			Redeemable noncontrolling interests
	Shares	$				Shares	$	Total shareholders' equity
Balance, June 30, 2020	160.1	$—	$2,055.9	$582.3	$(41.9)	3.0	$(143.1)	$2,453.2	$—
Grant of restricted shares of common stock	—	—	(0.2)	—	—	—	0.2	—	—
Forfeitures of restricted shares of common stock	—	—	0.2	—	—	—	(0.2)	—	—
Tax withholding payments for restricted share vesting	—	—	(1.2)	—	—	—	—	(1.2)	—
Vesting of restricted shares granted from treasury stock	—	—	0.8	—	—	0.1	(0.8)	—	—
Equity-based compensation expense	—	—	9.2	—	—	—	—	9.2	—
Contributions received for redeemable noncontrolling interests in Optimal Blue Holdco, LLC	—	—	—	—	—	—	—	—	578.0
Fair value adjustment to redeemable noncontrolling interests	—	—	(13.2)	—	—	—	—	(13.2)	13.2
Deferred income taxes recognized related to the contribution of Compass Analytics to Optimal Blue Holdco, LLC	—	—	(1.9)	—	—	—	—	(1.9)	—
Net earnings (loss)	—	—	—	127.8	—	—	—	127.8	(13.2)
Equity-based compensation expense of unconsolidated affiliates	—	—	—	(0.4)	—	—	—	(0.4)	—
Foreign currency translation adjustment	—	—	—	—	0.1	—	—	0.1	—
Unrealized gains on interest rate swaps, net	—	—	—	—	4.0	—	—	4.0	—
Other comprehensive gains on investments in unconsolidated affiliates	—	—	—	—	4.7	—	—	4.7	—
Balance, September 30, 2020	160.1	$—	$2,049.6	$709.7	$(33.1)	3.1	$(143.9)	$2,582.3	$578.0

	Three months ended September 30, 2019
	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock
	Shares	$				Shares	$	Total shareholders' equity
Balance, June 30, 2019	153.1	—	$1,567.3	$439.3	$(20.1)	3.4	$(160.9)	$1,825.6
Forfeitures of restricted shares of common stock	—	—	1.9	—	—	0.1	(1.9)	—
Tax withholding payments for restricted share vesting	—	—	(3.7)	—	—	—	—	(3.7)
Vesting of restricted shares granted from treasury stock	—	—	2.1	—	—	—	(2.1)	—
Equity-based compensation expense	—	—	14.4	—	—	—	—	14.4
Net earnings	—	—	—	37.3	—	—	—	37.3
Equity-based compensation expense of unconsolidated affiliates	—	—	—	0.5	—	—	—	0.5
Unrealized losses on interest rate swaps, net	—	—	—	—	(2.9)	—	—	(2.9)
Other comprehensive loss on investments in unconsolidated affiliates	—	—	—	—	(3.4)	—	—	(3.4)
Balance, September 30, 2019	153.1	$—	$1,582.0	$477.1	$(26.4)	3.5	$(164.9)	$1,867.8

See Notes to Condensed Consolidated Financial Statements (Unaudited).

BLACK KNIGHT, INC.
Condensed Consolidated Statements of Equity (Continued)
(In millions)
(Unaudited)

	Nine months ended September 30, 2020
	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock			Redeemable noncontrolling interests
	Shares	$				Shares	$	Total shareholders' equity
Balance, December 31, 2019	153.1	$—	$1,586.8	$490.6	$(20.2)	3.4	$(158.7)	$1,898.5	$—
Effect of CECL adoption (Note 1)	—	—	—	(1.1)	—	—	—	(1.1)	—
Adjusted balance at January 1, 2020	153.1	—	1,586.8	489.5	(20.2)	3.4	(158.7)	1,897.4	—
Issuance of common stock, net of underwriters' discount and issuance costs	7.1	—	484.2	—	—	—	—	484.2	—
Grant of restricted shares of common stock	—	—	(24.8)	—	—	(0.5)	24.8	—	—
Forfeitures of restricted shares of common stock	—	—	0.5	—	—	—	(0.5)	—	—
Tax withholding payments for restricted share vesting	(0.1)	—	(20.9)	—	—	—	—	(20.9)	—
Vesting of restricted shares granted from treasury stock	—	—	9.5	—	—	0.2	(9.5)	—	—
Equity-based compensation expense	—	—	29.4	—	—	—	—	29.4	—
Contributions received for redeemable noncontrolling interests in Optimal Blue Holdco, LLC	—	—	—	—	—	—	—	—	578.0
Fair value adjustment related to redeemable noncontrolling interests	—	—	(13.2)	—	—	—	—	(13.2)	13.2
Deferred income taxes recognized related to the contribution of Compass Analytics to Optimal Blue Holdco, LLC	—	—	(1.9)	—	—	—	—	(1.9)	—
Net earnings (loss)	—	—	—	217.0	—	—	—	217.0	(13.2)
Equity-based compensation expense of unconsolidated affiliates	—	—	—	3.2	—	—	—	3.2	—
Foreign currency translation adjustment	—	—	—	—	(0.1)	—	—	(0.1)	—
Unrealized losses on interest rate swaps, net	—	—	—	—	(15.8)	—	—	(15.8)	—
Other comprehensive gains on investments in unconsolidated affiliates	—	—	—	—	3.0	—	—	3.0	—
Balance, September 30, 2020	160.1	$—	$2,049.6	$709.7	$(33.1)	3.1	$(143.9)	$2,582.3	$578.0

	Nine months ended September 30, 2019
	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings (loss)	Treasury stock
	Shares	$				Shares	$	Total shareholders' equity
Balance December 31, 2018	153.2	$—	$1,585.8	$381.1	$0.3	3.9	$(180.7)	$1,786.5
Effect of ASU 2018-02 adoption	—	—	—	(1.0)	1.0	—	—	—
Adjusted balance at January 1, 2019	153.2	—	1,585.8	380.1	1.3	3.9	(180.7)	1,786.5
Grant of restricted shares of common stock	—	—	(37.3)	—	—	(0.8)	37.3	—
Forfeitures of restricted shares of common stock	—	—	2.9	—	—	0.1	(2.9)	—
Tax withholding payments for restricted share vesting	(0.1)	—	(15.9)	—	—	—	—	(15.9)
Vesting of restricted shares granted from treasury stock	—	—	6.7	—	—	0.1	(6.7)	—
Purchases of treasury stock	—	—	—	—	—	0.2	(11.9)	(11.9)
Equity-based compensation expense	—	—	39.8	—	—	—	—	39.8
Net earnings	—	—	—	95.9	—	—	—	95.9
Equity-based compensation expense of unconsolidated affiliates	—	—	—	1.1	—	—	—	1.1
Unrealized losses on interest rate swaps, net	—	—	—	—	(21.9)	—	—	(21.9)
Other comprehensive loss on investments in unconsolidated affiliates	—	—	—	—	(5.8)	—	—	(5.8)
Balance, September 30, 2019	153.1	$—	$1,582.0	$477.1	$(26.4)	3.5	$(164.9)	$1,867.8

See Notes to Condensed Consolidated Financial Statements (Unaudited).

BLACK KNIGHT, INC.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine months ended September 30,
	2020	2019
Cash flows from operating activities:
Net earnings	$203.8	$95.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	180.3	174.0
Amortization of debt issuance costs and original issue discount	2.4	2.1
Deferred income taxes, net	(0.9)	5.9
Equity in (gains) losses of unconsolidated affiliates, net of tax	(66.2)	37.9
Equity-based compensation	29.4	39.8
Changes in assets and liabilities, net of acquired assets and liabilities:
Trade and other receivables, including receivables from related parties	(7.9)	(7.9)
Prepaid expenses and other assets	(7.9)	1.8
Deferred contract costs	(36.9)	(28.8)
Deferred revenues	(17.0)	(16.0)
Trade accounts payable and other liabilities	(13.2)	(83.3)
Net cash provided by operating activities	265.9	221.4
Cash flows from investing activities:
Additions to property and equipment	(19.5)	(11.3)
Additions to computer software	(63.2)	(57.2)
Business acquisitions, net of cash acquired	(1,869.2)	(52.8)
Investments in unconsolidated affiliate	(100.0)	(392.6)
Proceeds from sale of investment in unconsolidated affiliate	8.4	—
Asset acquisition	(15.0)	—
Net cash used in investing activities	(2,058.5)	(513.9)
Cash flows from financing activities:
Net proceeds from issuance of common stock, before offering expenses	484.6	—
Costs directly associated with issuance of common stock	(0.4)	—
Issuance of senior unsecured notes, net of original issue discount	990.0	—
Debt issuance costs paid	(2.4)	—
Revolver borrowings	574.6	842.8
Revolver payments	(746.6)	(509.0)
Term loan payments	(39.1)	(23.4)
Contributions received for redeemable noncontrolling interests	578.0	—
Purchases of treasury stock	—	(11.9)
Finance lease payments	(9.4)	—
Tax withholding payments for restricted share vesting	(20.9)	(15.9)
Other financing activities	—	(0.6)
Net cash provided by financing activities	1,808.4	282.0
Net increase (decrease) in cash and cash equivalents	15.8	(10.5)
Cash and cash equivalents, beginning of period	15.4	20.3
Cash and cash equivalents, end of period	$31.2	$9.8

Supplemental cash flow information:
Interest paid, net	$(36.4)	$(45.3)
Income taxes paid, net	$(48.1)	$(41.9)

See Notes to Condensed Consolidated Financial Statements (Unaudited).

BLACK KNIGHT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)Basis of Presentation
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
Principles of Consolidation
On July 26, 2020, we entered into a definitive equity purchase agreement with affiliates of private equity firm GTCR, LLC, to purchase Optimal Blue, LLC ("Optimal Blue"), a leading provider of secondary market solutions and actionable data services. We also entered into forward purchase agreements with Cannae Holdings, LLC ("Cannae") and affiliates of Thomas H. Lee Partners, L.P. (“THL”) (collectively, the "FPAs"), whereby Cannae and affiliates of THL agreed to each acquire 20% of the equity interests of a newly formed entity, Optimal Blue Holdco, LLC ("Optimal Blue Holdco"), for a purchase price of $289.0 million. Optimal Blue Holdco was formed for the purpose of acquiring Optimal Blue and certain affiliates.
On September 15, 2020, we completed a series of transactions and completed the acquisition of Optimal Blue. In connection with the acquisition of Optimal Blue, we contributed $762.0 million in cash and our Compass Analytics business to Optimal Blue Holdco. In addition, Black Knight InfoServ, LLC ("BKIS"), our indirect, wholly-owned subsidiary, provided $500.0 million in cash in exchange for a note with Optimal Blue Holdco (the "OB Holdco Note"). The OB Holdco Note bears interest at a rate of 6.125%, which is payable on a semi-annual basis beginning March 1, 2021, and matures on September 1, 2028. Immediately prior to the closing of the Optimal Blue acquisition, we, together with Black Knight Technologies, LLC ("BKT"), our indirect, wholly-owned subsidiary, Optimal Blue Holdco, Cannae and THL, entered into an Amended and Restated Limited Liability Company Agreement of Optimal Blue Holdco (the "OB Holdco LLC Agreement"). As of September 30, 2020, we own 60% of Optimal Blue Holdco.
Optimal Blue Holdco is subject to the consolidation guidance related to variable interest entities as set forth in Accounting Standards Codification ("ASC") Topic 810, Consolidation ("ASC 810"). We are the primary beneficiary of Optimal Blue Holdco through our controlling interest and possess the rights established in the OB Holdco LLC Agreement. As such, we control Optimal Blue Holdco and its subsidiaries and consolidate its financial position and results of operations. Intercompany transactions between us and Optimal Blue Holdco and its subsidiaries are eliminated in consolidation. Refer to the "Redeemable Noncontrolling Interests" section below and Note 2 — Business Acquisitions for additional information.
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
There were no share repurchases during the nine months ended September 30, 2020. During the nine months ended September 30, 2019, we repurchased 0.2 million shares of our common stock for $11.9 million, or an average of $57.94 per share.
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
Cash and cash equivalents are unrestricted and include the following (in millions):

	September 30, 2020	December 31, 2019
Cash	$25.7	$8.2
Cash equivalents	5.5	7.2
Cash and cash equivalents	$31.2	$15.4
Trade Receivables, Net
The carrying amounts reported in the Condensed Consolidated Balance Sheets (Unaudited) for Trade receivables, net approximate their fair value because of their short-term nature.
A summary of Trade receivables, net of allowance for credit losses is as follows (in millions):

	September 30, 2020	December 31, 2019
Trade receivables — billed	$146.4	$136.6
Trade receivables — unbilled	48.4	39.8
Trade receivables	194.8	176.4
Allowance for credit losses	(2.0)	(1.3)
Trade receivables, net	$192.8	$175.1

In addition to the amounts above, we have unbilled receivables that we do not expect to collect within the next year included in Other non-current assets in our Condensed Consolidated Balance Sheets (Unaudited). Billings for these receivables are based on contractual terms. Refer to Note 9 — Other Non-Current Assets.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in millions):

	September 30, 2020	December 31, 2019
Prepaid expenses	$45.8	$37.1
Contract assets, net	21.0	19.5
Other current assets	14.4	8.2
Prepaid expenses and other current assets	$81.2	$64.8

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
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
Deferred Revenues
Deferred revenues represent our obligations to transfer solutions or services to our clients for which we have received consideration, or an amount of consideration is due, from the client. During the three months ended September 30, 2020 and 2019, revenues recognized related to the amount included in the Deferred revenues balance at the beginning of each year were $11.6 million and $12.8 million, respectively. During the nine months ended September 30, 2020 and 2019, revenues recognized related to the amount included in the Deferred revenues balance at the beginning of each year were $39.9 million and $45.4 million, respectively.
Redeemable Noncontrolling Interests
Redeemable noncontrolling interests represent the collective 40% equity interest owned by Cannae and THL in Optimal Blue Holdco. We have call rights on THL's and Cannae’s equity interests in Optimal Blue Holdco that are exercisable beginning September 15, 2023 at a call price equal to the greater of (i) the fair market value of such interests and (ii) an amount that would result in the multiple of THL’s or Cannae’s return on investment to equal 2.0, as applicable. In addition, THL and Cannae have the right to put their respective interests in Optimal Blue Holdco to (i) Optimal Blue Holdco if there is a change of control of Black Knight or (ii) Optimal Blue Holdco, BKT or Black Knight that are exercisable beginning September 15, 2023. We have the option to satisfy the purchase price, which shall be equal to the fair market value of such interest, in connection with the exercise of any put or call right either in cash or Black Knight common stock other than a put in connection with a change of control of Black Knight, in which case the purchase price is payable only in cash. The equity interests will be settled at the current fair value at the time we receive notice of the put election as determined by the parties or by a third party appraisal under the terms of OB Holdco LLC Agreement.
As these redeemable noncontrolling interests provide for redemption features not solely within our control, they are presented on our Condensed Consolidated Balance Sheets (Unaudited) outside of shareholders' equity. We recognize any changes in the redemption price related to these redeemable noncontrolling interests as they occur through Additional paid-in capital.

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
Equity-Based Compensation
We expense employee equity-based payments in accordance with Accounting Standards Codification ("ASC") Topic 718, Compensation — Stock Compensation, which requires compensation cost measured using the grant date fair value of equity-based payments to be recognized over the requisite service period, which generally equals the vesting period. For awards with a performance condition, we recognize compensation cost under the graded vesting method over the requisite service period of the award, which at times results in accelerated recognition of the cost. We do not recognize compensation cost if the performance condition is not considered probable of achievement. If at any point we determine that the performance condition is improbable of achievement, we reverse any previously recognized compensation cost for that award.
The fair value of our restricted stock awards is measured based on the closing market price of our stock on the grant date. Income tax effects of awards are recorded in our Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited) when the awards vest or are settled. We account for forfeitures as they occur.
Depreciation and Amortization
Depreciation and amortization includes the following (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Computer software	$27.5	$23.9	$79.7	$71.0
Other intangible assets	17.9	14.7	44.3	43.8
Deferred contract costs	8.8	11.9	26.4	32.6
Property and equipment	9.8	9.1	29.9	26.6
Total	$64.0	$59.6	$180.3	$174.0
Deferred contract costs amortization for the three and nine months ended September 30, 2019 includes accelerated amortization of $2.5 million and $6.1 million, respectively. We did not recognize any accelerated amortization during the 2020 periods.
Transition and Integration Costs
Transition and integration costs for the three and nine months ended September 30, 2020 and 2019 primarily consisted of costs associated with acquisitions and expense reduction initiatives. Refer to Note 2 — Business Acquisitions for additional information related to transaction costs incurred related to the Optimal Blue acquisition.
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
During the nine months ended September 30, 2020, we completed the acquisitions of the equity interests of Collateral Analytics, LLC ("Collateral Analytics"), the technology assets and business of DocVerify and the equity interests of Optimal Blue and certain affiliates. None of these acquisitions met the definition of "significant" pursuant to Article 3 of Regulation S-X (§210.3-05) either individually or in the aggregate. Further details of each acquisition are discussed below.
Allocation of purchase price
The purchase prices of the acquisitions were allocated to the assets acquired and liabilities assumed based on their estimated fair value at the acquisition date. The fair value of the acquired Computer software and Other intangible assets were primarily determined using a third-party valuation based on significant estimates and assumptions, including Level 3 inputs, which are judgmental in nature. These estimates and assumptions include the projected timing and amount of future cash flows and discount rates reflecting the risk inherent in the future cash flows.
Collateral Analytics and DocVerify Acquisitions
On March 3, 2020, we completed the acquisition of Collateral Analytics, a provider of real estate products and tools to support appraisers, appraisal management companies, lenders, investors and government agencies. Collateral Analytics is reported within our Data and Analytics segment because it enhances our real estate solutions and automated valuation model offerings.
On August 27, 2020, we completed the acquisition of DocVerify, a solution that provides proof of the integrity of digital documents, enabling organizations across a wide range of industries to streamline processes, safeguard sensitive information and reduce costs. DocVerify is reported within our Software Solutions segment and helps accelerate Black Knight’s goal of digitizing the entirety of the real estate and mortgage continuum as DocVerify’s trusted and proven digital document verification capabilities are integrated with Expedite Close, our digital closing platform.
These acquisitions were not material individually or in the aggregate to our condensed consolidated financial statements.
Total consideration, net of cash acquired, was $73.5 million in the aggregate for Collateral Analytics and DocVerify. The total consideration was as follows (in millions):

Cash paid	$74.1
Contingent consideration	3.1
Less: cash acquired	(3.7)
Total consideration, net	$73.5

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
The following table summarizes the total purchase price consideration and the fair value amounts recognized for the assets acquired and liabilities assumed (in millions):

Total consideration, net	$73.5

Computer software	$8.2
Other intangible assets	18.1
Goodwill	46.9
Other current and non-current assets	4.1
Total assets acquired	77.3
Total liabilities assumed	3.8
Net assets acquired	$73.5
These estimates are preliminary and subject to adjustments as we complete our valuation process with respect to Computer software, Other intangible assets, Goodwill and contingent consideration. During the three and nine months ended September 30, 2020, we recorded measurement period adjustments for Collateral Analytics. There was no material effect on earnings as a result of measurement period adjustments recorded.
The Collateral Analytics purchase agreement requires us to pay additional cash consideration based on EBITDA over a three-year period beginning April 1, 2020. The DocVerify purchase agreement requires us to pay additional cash consideration based on revenues recognized over a two-year period beginning January 1, 2021. In accordance with ASC Topic 805, Business Combinations, we will recognize the majority of this consideration as compensation cost over the related period due to ongoing employment requirements. Refer to Note 11 — Fair Value Measurements for additional information.
Estimated Useful Lives of Computer Software and Other Intangible Assets Acquired
As of the acquisition dates, the preliminary gross carrying value and weighted average estimated useful lives of Computer software and Other intangible assets acquired consisted of the following (dollars in millions):

	Gross carrying value	Weighted average estimated life (in years)
Computer software	$8.2	5
Other intangible assets:
Client relationships	16.4	10
Trade names	1.1	3
Non-compete agreements	0.6	4
Other intangible assets	18.1
Total gross carrying value	$26.3
Optimal Blue Acquisition
On September 15, 2020, we completed the acquisition of Optimal Blue, a leading provider of secondary market solutions and actionable data services, funded with cash on hand, debt financing and investments from co-investors Cannae and THL. Optimal Blue is reported within our Software Solutions segment because it enhances our robust set of software solutions and includes additional product, pricing and eligibility capabilities.
Total consideration, net of cash acquired was approximately $1.8 billion for 100% of the equity interests in Optimal Blue and certain affiliates. The total consideration was as follows (in millions):

Cash paid	$1,828.1
Less: cash acquired	(29.3)
Total consideration, net	$1,798.8

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
The following table summarizes the total purchase price consideration and the preliminary fair value amounts recognized for the assets acquired and liabilities assumed (in millions):

Total consideration, net	$1,798.8

Trade receivables	$11.3
Computer software	79.8
Other intangible assets	610.0
Goodwill (Note 8)	1,210.2
Other current and non-current assets	13.7
Total assets acquired	1,925.0
Deferred income taxes	106.5
Current and other non-current liabilities	19.7
Total liabilities assumed	126.2
Net assets acquired	$1,798.8

All these estimates are preliminary and subject to adjustments as we complete our valuation process.
For the three and nine months ended September 30, 2020, we incurred direct transaction costs of $14.6 million in connection with the acquisition of Optimal Blue. Transaction costs are included in Transition and integration costs on the Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited).
Estimated Useful Lives of Computer Software and Other Intangible Assets Acquired
As of the acquisition date, the preliminary gross carrying value and weighted average estimated useful lives of Computer software and Other intangible assets acquired consisted of the following (dollars in millions):

	Gross carrying value	Weighted average estimated life (in years)
Computer software	$79.8	5
Other intangible assets:
Client relationships	601.7	10
Trade names	5.2	3
Non-compete agreements	3.1	5
Other intangible assets	610.0
Total gross carrying value	$689.8

Unaudited Pro Forma Results
Pursuant to ASC 805, unaudited pro forma results of operations for the three and nine months ended September 30, 2020 and 2019, assuming the acquisition had occurred as of January 1, 2019, are presented below (in millions, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenue	$337.7	$322.1	$977.9	$942.8
Net earnings	$106.9	$11.0	$155.4	$16.7
The unaudited pro forma results include certain pro forma adjustments that were directly attributable to the acquisition, assuming the acquisition had occurred on January 1, 2019, including the following:
•additional amortization expense that would have been recognized relating to the acquired intangible assets;
•adjustments to interest expense to reflect the additional debt we incurred related to partially finance the acquisition; and

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
•a reduction of expenses for acquisition-related transaction costs of $14.6 million for the three and nine months ended September 30, 2020.

(3)    Investments in Unconsolidated Affiliates
DNB Investment
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
DNB IPO and Private Placement
On July 6, 2020, Dun & Bradstreet Holdings, Inc. ("DNB"), previously a wholly-owned subsidiary of Star Parent, closed its previously announced initial public offering of 90.0 million shares of common stock, which included 11.7 million shares of common stock issued pursuant to the exercise by the underwriters of their option to purchase additional shares in full (the "DNB IPO"). The DNB IPO was priced at $22.00 per share, resulting in gross proceeds to DNB of $2.4 billion when combined with $400.0 million of aggregate proceeds from a concurrent private placement offering (the "DNB Private Placement") and before deducting underwriting discounts and commissions and other offering expenses payable by DNB. Shares of DNB common stock began trading on the New York Stock Exchange ("NYSE") under the ticker symbol "DNB" on July 1, 2020.
On July 6, 2020, we invested $100.0 million in the DNB Private Placement. In connection with the closing of the DNB IPO and the DNB Private Placement, our limited partner interests in Star Parent were exchanged for 54.8 million shares of DNB common stock (the "DNB Investment"), which represents ownership of 13.0% of DNB. As a result of the change in form of our investment, DNB is no longer considered a variable interest entity subsequent to the DNB IPO.
As of September 30, 2020, we hold less than 20% of the outstanding common equity of DNB, but we continue to account for our investment under the equity method because we continue to have significant influence over DNB primarily through a combination of our investment, an agreement with certain other DNB investors pursuant to which we agreed to collectively vote together on matters related to the election of DNB directors for a period of three years following the DNB IPO and our shared Chief Executive Officer.
As of September 30, 2020, DNB's closing share price was $25.66, and the fair value of our investment in DNB was $1,407.5 million before tax.
The table below summarizes the carrying amount of our investment and our maximum exposure related to our variable interests in Star Parent as of December 31, 2019 (in millions):

	December 31, 2019
	Total assets	Maximum exposure
Investment in Star Parent	$291.3	$291.3

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Summarized consolidated financial information for DNB (Successor) and Star Parent (Predecessor) is presented below (in millions):

	September 30, 2020	December 31, 2019
Current assets	$723.4	$417.9
Non-current assets	8,462.0	8,694.9
Total assets	$9,185.4	$9,112.8

Current liabilities, including short-term debt	$785.7	$1,090.4
Non-current liabilities	4,736.0	5,412.9
Total liabilities	5,521.7	6,503.3
Cumulative preferred series A stock	—	1,030.6
Total equity	3,663.7	1,578.9
Total liabilities and partners' capital	$9,185.4	$9,112.8

	Three months ended September 30,		Nine months ended September 30, 2020	For the period February 8 to September 30, 2019
	2020	2019
Revenues	$442.1	$408.2	$1,258.0	$981.2
Loss before provision for income taxes and equity in net income of affiliates	(24.9)	(79.8)	(227.8)	(278.1)
Net loss	(14.9)	(55.3)	(114.8)	(197.2)
Net loss attributable to DNB (Successor)/Star Parent (Predecessor)	(17.0)	(88.8)	(182.6)	(282.5)
The summarized consolidated financial information as of December 31, 2019 for Star Parent was obtained from the audited consolidated financial statements of Star Parent as of December 31, 2019 that were filed with the SEC on March 25, 2020 as Exhibit 99.1 to our Form 10-K/A. The summarized consolidated financial information for DNB, following the DNB IPO, and Star Parent, prior to the DNB IPO, as of September 30, 2020, for the three and nine months ended September 30, 2020 and for the period from February 8, 2019 to September 30, 2019 was derived from the most recently available unaudited consolidated financial information for each respective period and includes the effect of retrospective application of accounting standards adopted in the current year.
During the three months ended September 30, 2020 and 2019, we recorded equity in earnings related to our investment in DNB of $86.6 million, net of income tax expense of $29.3 million, and equity in losses related to our investment in Star Parent of $11.8 million, net of income tax benefit of $4.2 million, respectively. During the nine months ended September 30, 2020 and the period from February 8, 2019 to September 30, 2019, we recorded equity in earnings related to our investment in DNB of $61.2 million, net of income tax expense of $20.7 million, and equity in losses related to our investment in Star Parent of $37.8 million, net of income tax benefit of $13.3 million, respectively. For the three and nine months ended September 30, 2020, Equity in earnings (losses) of unconsolidated affiliates, net of tax includes a non-cash gain of $88.2 million, net of income tax expense of $29.8 million as a result of the DNB IPO and concurrent DNB Private Placement.
Other investment
On May 15, 2020, we sold our interest in an equity method investment and recognized a gain of $5.0 million, net of tax, which is included in Equity in losses of unconsolidated affiliates, net of tax in our Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited) for the nine months ended September 30, 2020. In connection with the sale, we received $8.4 million in cash at closing and recorded a long-term receivable of $1.8 million, which is included in Other non-current assets in our Condensed Consolidated Balance Sheets (Unaudited). The original investment was not material to Black Knight.

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
(4)    Earnings Per Share
Diluted net earnings per share includes the effect of unvested restricted stock awards. The following table sets forth the computation of basic and diluted net earnings per share (in millions, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Basic:
Net earnings attributable to Black Knight	$127.8	$37.3	$217.0	$95.9
Shares used for basic net earnings per share:
Weighted average shares of common stock outstanding	155.4	147.7	150.9	147.6
Basic net earnings per share	$0.82	$0.25	$1.44	$0.65

Diluted:
Net earnings attributable to Black Knight	$127.8	$37.3	$217.0	$95.9
Shares used for diluted net earnings per share:
Weighted average shares of common stock outstanding	155.4	147.7	150.9	147.6
Dilutive effect of unvested restricted shares of common stock	0.9	0.8	0.8	0.8
Weighted average shares of common stock, diluted	156.3	148.5	151.7	148.4
Diluted net earnings per share	$0.82	$0.25	$1.43	$0.65

(5)    Related Party Transactions
DNB
As of February 8, 2019, along with its predecessor entities, DNB is considered to be a related party primarily due to the combination of our investment in DNB, our shared Chief Executive Officer and certain shared board members. On July 6, 2020, we invested an additional $100.0 million in connection with the DNB Private Placement. Refer to Note 3 — Investments in Unconsolidated Affiliates for additional details.
As of September 30, 2020 and December 31, 2019, we had a related party receivable of less than $0.1 million and $0.2 million, respectively, from DNB and its predecessors.
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
A summary of the revenues and expenses, net from FNF for the periods we were related parties is as follows (in millions):

	Three months ended September 30, 2019	Nine months ended September 30, 2019
Revenues	$18.1	$48.3
Operating expenses	3.8	9.7

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
A summary of related party items included in Revenues is as follows (in millions):

	Three months ended September 30, 2019	Nine months ended September 30, 2019
Software services	$12.9	$32.4
Data and analytics services	5.2	15.9
Total related party revenues	$18.1	$48.3
A summary of related party items included in Operating expenses (net of expense reimbursements) is as follows (in millions):

	Three months ended September 30, 2019	Nine months ended September 30, 2019
Data entry, indexing services and other operating expenses	$2.6	$6.6
Corporate services	1.2	3.1
Total related party expenses, net	$3.8	$9.7
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
Trasimene
During the third quarter of 2020, we entered into a non-exclusive advisory services agreement with Trasimene Capital Management, LLC ("Trasimene") for services that may include evaluating, negotiating and closing various acquisition, financing and strategic corporate transactions. Transaction fees for services provided are primarily based on the size of the transaction and do not exceed market rates. Trasimene is considered a related party because the Chairman of our Board of Directors owns a controlling interest in Trasimene. During the three and nine months ended September 30, 2020, we recognized $8.3 million in fees with Trasimene primarily related to our acquisition of Optimal Blue, which are included in Transition and integration costs in our Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited). As of September 30, 2020, we had a related party payable of $1.1 million included in Trade accounts payable and other accrued liabilities in our Condensed Consolidated Balance Sheets (Unaudited).
(6)    Computer Software
Computer software, net consists of the following (in millions):

	September 30, 2020	December 31, 2019
Internally developed software	$976.4	$808.2
Purchased software	85.9	78.9
Computer software	1,062.3	887.1
Accumulated amortization	(559.3)	(481.1)
Computer software, net	$503.0	$406.0
In the fourth quarter of 2019, we entered into agreements to acquire software in exchange for a combination of cash consideration and certain of our products and services. The software was acquired for $32.0 million, of which software valued at $25.5 million was received in the first quarter of 2020 and resulted in non-cash investing activity of $10.5 million for the nine months ended September 30, 2020.
Internally developed software and purchased software include assets acquired through business acquisitions. Refer to Note 2 — Business Acquisitions for further discussion.

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
(7)    Other Intangible Assets
Other intangible assets consist of the following (in millions):

	September 30, 2020			December 31, 2019
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Client relationships	$1,205.2	$(484.6)	$720.6	$587.1	$(441.4)	$145.7
Other	19.2	(6.0)	13.2	9.1	(4.8)	4.3
Total other intangible assets	$1,224.4	$(490.6)	$733.8	$596.2	$(446.2)	$150.0

Client relationships and other intangible assets include assets acquired through our acquisitions. Refer to Note 2 — Business Acquisitions for further discussion.
(8)    Goodwill
Goodwill consists of the following (in millions):

	Software Solutions	Data and Analytics	Corporate and Other	Total
Balance, December 31, 2019	$2,189.3	$172.1	$—	$2,361.4
Optimal Blue acquisition (Note 2)	1,210.2	—	—	1,210.2
Other acquisitions	20.5	25.5	—	46.0
Balance, September 30, 2020	$3,420.0	$197.6	$—	$3,617.6
The increase in Goodwill related to our Collateral Analytics and DocVerify acquisitions is deductible for tax purposes. The increase in Goodwill related to our Optimal Blue acquisition is partially deductible for tax purposes.
On September 13, 2019, we completed the acquisition of Compass Analytics, LLC, a financial technology provider of advanced pricing and valuation solutions to support loan officers and capital market professionals. During the nine months ended September 30, 2020, we recorded a measurement period adjustment of $0.9 million to reduce our estimated liabilities for pre-acquisition tax exposure.
(9)    Other Non-Current Assets
Other non-current assets consist of the following (in millions):

	September 30, 2020	December 31, 2019
Property records database	$60.2	$60.1
Contract assets, net	53.0	37.8
Right-of-use assets(1)	27.8	26.4
Deferred compensation plan related assets	17.6	15.2
Prepaid expenses	4.4	8.1
Unbilled receivables, net	1.7	3.5
Other	9.7	7.7
Other non-current assets	$174.4	$158.8
_______________________________________________________
(1) Includes non-cash additions for right-of-use assets obtained in exchange for lease liabilities of $4.9 million and $5.6 million for the nine months ended September 30, 2020 and 2019, respectively.

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
(10)        Long-Term Debt
Long-term debt consists of the following (in millions):

	September 30, 2020	December 31, 2019
Term A Loan	$1,164.1	$1,203.1
Revolving Credit Facility	138.0	310.0
Senior Notes	1,000.0	—
Other	21.1	41.7
Total long-term debt principal	2,323.2	1,554.8
Less: current portion of long-term debt	(76.5)	(79.1)
Long-term debt before debt issuance costs and discount	2,246.7	1,475.7
Less: debt issuance costs and discount	(20.0)	(10.6)
Long-term debt, net of current portion	$2,226.7	$1,465.1
As of September 30, 2020, principal maturities, including payments related to our finance leases, are as follows (in millions):

2020 (remaining)	$20.4
2021	72.3
2022	111.7
2023	1,118.8
2024	—
Thereafter	1,000.0
Total	$2,323.2
Credit Agreement
On April 30, 2018, our indirect subsidiary, BKIS entered into an amended and restated credit and guaranty agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent, the guarantors party thereto, the other agents party thereto and the lenders party thereto.
The Credit Agreement provides for (i) a $1,250.0 million term loan A facility (the “Term A Loan”) and (ii) a $750.0 million revolving credit facility (the “Revolving Credit Facility” and, together with the Term A Loan, collectively, the “Facilities”), the proceeds of which were used to repay in full the previous term loan A facility, term loan B facility and revolving credit facility.
As of September 30, 2020, the interest rates on the Term A Loan and Revolving Credit Facility were based on the Eurodollar rate plus a margin of 125 basis points and were approximately 1.40% each. As of September 30, 2020, we had $612.0 million capacity on the Revolving Credit Facility and paid an unused commitment fee of 15 basis points.
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
Senior Notes
On August 26, 2020, BKIS completed the issuance and sale of $1.0 billion aggregate principal amount of 3.625% senior unsecured notes due 2028 (the "Senior Notes"). The Senior Notes have a coupon rate of 3.625% and mature on September 1, 2028. Interest is paid semi-annually in arrears on September 1 and March 1 of each year, commencing March 1, 2021. The obligations under the Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis by the same guarantors that guarantee the Credit Agreement (collectively, the “Guarantors”). The Senior Notes are effectively subordinated to any obligations that are secured, including obligations under the Credit Agreement, to the extent of the value of the assets securing those obligations. The Senior Notes are structurally subordinated to all liabilities of BKIS' subsidiaries that

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
do not guarantee the Senior Notes. The net proceeds of the offering, along with cash on hand and contributions from Cannae and THL, were used to partially finance the acquisition of Optimal Blue.
The Senior Notes were issued pursuant to an indenture (the “Indenture”), dated as of August 26, 2020, between BKIS, the Guarantors and Wells Fargo Bank, National Association, as trustee. BKIS may redeem up to 40% of the Senior Notes using the proceeds of certain equity offerings completed before September 1, 2023 at a redemption price equal to 103.625% of their principal amount plus accrued and unpaid interest, if any, up to, but not including the redemption date. In addition, at any time prior to September 1, 2023, BKIS may redeem some or all of the Senior Notes at a price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, up to, but not including, the redemption date, plus the “make-whole” premium. Thereafter, BKIS may redeem the Senior Notes, in whole or in part, at the redemption prices set forth in the Indenture, plus accrued and unpaid interest, if any, up to, but not including, the redemption date. Upon the occurrence of certain events constituting a change of control, BKIS may be required to make an offer to repurchase the Senior Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, up to, but not including, the date of purchase.
The Senior Notes are subject to customary covenants, including among others, customary events of default.
Other Debt
On April 1, 2018, we entered into a financing agreement for $32.9 million, with a stated interest rate of 0% and an imputed interest rate of 3.4%, primarily related to certain data processing and maintenance services. On December 31, 2019, we entered into an amendment to the financing agreement for an additional $16.3 million, with a stated interest rate of 0% and an imputed interest rate of 3.3%. Under the terms of the amendment, quarterly payments are due beginning January 2, 2020 through January 2, 2023. As of September 30, 2020, $9.4 million is included in the Current portion of debt and $6.3 million is included in Long-term debt, net of current portion in our Condensed Consolidated Balance Sheets (Unaudited).
Finance Leases
On December 31, 2019, we entered into one-year finance lease agreements, with a stated interest rate of 0%, an imputed interest rate of 3.3% and bargain purchase options for certain computer equipment. The leased equipment has a useful life of five years and is depreciated on a straight-line basis. The finance lease liabilities of $4.8 million as of September 30, 2020 are included in the Current portion of debt on our Condensed Consolidated Balance Sheets (Unaudited). For the nine months ended September 30, 2020, non-cash investing and financing activity was $4.8 million related to the unpaid portion of our finance lease agreements.
Fair Value of Long-Term Debt
The fair value of our Facilities approximates their carrying value at September 30, 2020. The fair value of our Facilities is based upon established market prices for the securities using Level 2 inputs. The fair value of our Senior Notes at September 30, 2020 was $1,013.9 million compared to its carrying value of $987.7 million.
Interest Rate Swaps
We enter into interest rate swap agreements to hedge forecasted monthly interest rate payments on our floating rate debt. As of September 30, 2020, we had the following interest rate swap agreements (collectively, the "Swap Agreements") (in millions):

Effective dates	Notional amount	Fixed rates
March 31, 2017 through March 31, 2022	$200.0	2.08%
September 29, 2017 through September 30, 2021	$200.0	1.69%
April 30, 2018 through April 30, 2023	$250.0	2.61%
January 31, 2019 through January 31, 2023	$300.0	2.65%
Under the terms of the Swap Agreements, we receive payments based on the 1-month London Interbank Offered Rate ("LIBOR") (approximately 0.15% as of September 30, 2020).
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

BLACK KNIGHT, INC.
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
The estimated fair values of our Swap Agreements are as follows (in millions):

Balance sheet accounts	September 30, 2020	December 31, 2019
Other current liabilities	$3.1	$—
Other non-current liabilities	$40.0	$21.9
A cumulative loss of $43.1 million ($32.2 million net of tax) and cumulative loss of $21.9 million ($16.4 million net of tax) is reflected in Accumulated other comprehensive loss as of September 30, 2020 and December 31, 2019, respectively. Below is a summary of the effect of derivative instruments on amounts recognized in Other comprehensive (loss) earnings ("OCE") on the accompanying Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited) (in millions):

	Three months ended September 30,
	2020		2019
	Amount of gain recognized in OCE	Amount of loss reclassified from Accumulated OCE into Net earnings	Amount of loss recognized in OCE	Amount of loss reclassified from Accumulated OCE into Net earnings
Swap agreements	$0.1	$3.9	$(3.0)	$0.1

	Nine months ended September 30,
	2020		2019
	Amount of loss recognized in OCE	Amount of loss reclassified from Accumulated OCE into Net earnings	Amount of loss recognized in OCE	Amount of gain reclassified from Accumulated OCE into Net earnings
Swap agreements	$(24.1)	$8.3	$(21.0)	$(0.9)
Approximately $21.0 million ($15.7 million net of tax) of the balance in Accumulated other comprehensive loss as of September 30, 2020 is expected to be reclassified into Interest expense, net over the next 12 months.
(11)    Fair Value Measurements
Fair Value of Financial Assets and Liabilities
Fair value represents the amount that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair values of financial assets and liabilities are determined using the following fair value hierarchy:
•Level 1 inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that we have the ability to access.
•Level 2 inputs to the valuation methodology include:
◦quoted prices for similar assets or liabilities in active markets;
◦quoted prices for identical or similar assets or liabilities in inactive markets;
◦inputs other than quoted prices that are observable for the asset or liability; and
◦inputs that are derived principally from or corroborated by observable market data by correlation or other means.
•Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.
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

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in millions):

	September 30, 2020				December 31, 2019
	Carrying amount	Fair value			Carrying amount	Fair value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents (Note 1)	$31.2	$31.2	$—	$—	$15.4	$15.4	$—	$—

Liabilities:
Interest rate swaps (Note 10)	43.1	—	43.1	—	21.9	—	21.9	—
Contingent consideration (Note 2)	3.1	—	—	3.1	9.0	—	—	9.0

Redeemable noncontrolling interests	578.0	—	—	578.0	—	—	—	—
The fair value of contingent consideration was primarily determined using a third-party valuation based on significant estimates and assumptions, including Level 3 inputs. The estimates and assumptions include the projected timing and amount of future cash flows and discount rates reflecting the rate inherent in the future cash flows.
During three months ended September 30, 2020, an agreement related to the Compass Analytics, LLC contingent consideration payout was amended to a set contractual amount. As result, the related contingent consideration amount was transferred out of Level 3.
The following table presents a summary of the change in fair value of our Level 3 fair value measurements (in millions):

Beginning balance, December 31, 2019	$9.0
Adjustments related to prior year acquisition	(9.0)
Adjustments related to current year acquisitions	3.1
Ending balance, September 30, 2020	$3.1
As of September 30, 2020, the fair value of redeemable noncontrolling interests approximates its carrying amount due to the close proximity to the reporting date of the contributions received from Cannae and THL for their share of equity interests in Optimal Blue Holdco. Refer to Note 1 — Basis of Presentation and Note 2 — Business Acquisitions for additional information.
(12)        Income Taxes
Our effective tax rate for the three months ended September 30, 2020 and 2019 was 36.2% and 16.0%, respectively, and 23.1% and 20.5% for the nine months ended September 30, 2020 and 2019, respectively. Our effective tax rate for nine months ended September 30, 2020 differs from our statutory rate primarily due to a research and experimentation tax credit and the effect of excess tax benefits related to the vesting of restricted shares of our common stock, partially offset by the effect of the Optimal Blue acquisition and redeemable noncontrolling interests. Our effective tax rate for nine months ended September 30, 2019 differs from our statutory rate primarily due to the effect of research and experimentation tax credit, the effect of excess tax benefits related to the vesting of restricted shares of our common stock and a deferred tax revaluation adjustment as a result of a reduction in our blended state tax rate driven by a Florida tax rate change.

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
A reconciliation of the federal statutory income rate to our effective income tax rate for each period presented is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Federal statutory rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	4.2	3.8	4.1	4.6
Redeemable noncontrolling interests	7.6	—	1.9	—
Tax credits	(6.9)	(3.8)	(4.3)	(2.4)
Restricted share vesting	(1.0)	(1.3)	(3.1)	(1.8)
Effect of deferred revaluation related to lower blended state tax rate	—	(3.8)	—	(1.3)
Effect of Optimal Blue acquisition and related transactions	9.5	—	2.3	—
Non-deductible executive compensation	1.5	—	1.0	—
Other	0.3	0.1	0.2	0.4
Effective tax rate	36.2%	16.0%	23.1%	20.5%

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
PennyMac Litigation
On November 5, 2019, Black Knight Servicing Technologies, LLC (“BKST”), a wholly-owned indirect subsidiary of Black Knight, filed a Complaint and Demand for Jury Trial (the “Black Knight Complaint”) against PennyMac Loan Services, LLC (“PennyMac”) in the Circuit Court for the Fourth Judicial Circuit in and for Duval County, Florida. The Black Knight Complaint includes causes of action for breach of contract and misappropriation of MSP® System trade secrets in order to develop an imitation mortgage processing system intended to replace the MSP® System. The Black Knight Complaint seeks damages for breach of contract and misappropriation of trade secrets, injunctive relief under the Florida Uniform Trade Secrets Act and declaratory judgment that BKST owns all intellectual property and software developed by or on behalf of PennyMac as a result of its wrongful use of and access to the MSP® System and related trade secret and confidential information. PennyMac filed a motion to compel arbitration of the action and the Court granted the motion on April 6, 2020. After the Court denied BKST's Motion for Reconsideration of the Court’s order compelling arbitration, BKST filed a Notice of Appeal with the Florida First District Court of Appeal on May 6, 2020. The appeal is fully briefed and oral argument is set for November 17, 2020.
Shortly after the filing of the Black Knight Complaint, on November 6, 2019, PennyMac filed an Antitrust Complaint (the “PennyMac Complaint”) against Black Knight in the United States District Court for the Central District of California. The

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
PennyMac Complaint included causes of action for alleged monopolization and attempted monopolization under Section 2 of the Sherman Antitrust Act, violation of California’s Cartwright Act, violation of California’s Unfair Competition Law and common law unfair competition under California law. The PennyMac Complaint sought equitable remedies, damages and other monetary relief, including treble and punitive damages. Generally, PennyMac alleged that Black Knight relies on various anticompetitive, unfair, and discriminatory practices to maintain and to enhance its dominance in the mortgage servicing platform market and in an attempt to monopolize the platform software applications market. Black Knight moved to dismiss the PennyMac Complaint or have the action transferred to Florida based upon a forum selection clause in the agreement with BKST. On February 13, 2020, the judge granted Black Knight's motion to transfer the case to Florida and denied as moot the motion to dismiss. On April 17, 2020, PennyMac filed a Notice of Dismissal of this action without prejudice and indicated that they intended to bring the claims raised in the dismissed PennyMac Complaint as defenses, third party claims and/or counterclaims in arbitration. On April 23, 2020, the Court entered an order dismissing the action without prejudice and directing that the clerk close the case. On April 28, 2020, PennyMac submitted this matter to the American Arbitration Association ("AAA") for arbitration. On May 27, 2020, Black Knight filed its Answering Statement with the AAA. The arbitrator was confirmed by the AAA on July 21, 2020. On October 21, 2020, PennyMac submitted an additional matter pertaining to a Black Knight Origination Technologies, LLC software audit request to the AAA for arbitration.
The arbitrator set Black Knight's trade secret case for a 10-day final beginning hearing on October 24, 2022, and set PennyMac's antitrust case for a 5-day final hearing beginning on November 14, 2022.
On June 26, 2020, Black Knight filed a Complaint against PennyMac in the United States District Court for the Middle District of Florida seeking a declaratory judgment that PennyMac waived its right to arbitrate federal antitrust and related state law claims against Black Knight because PennyMac previously filed and litigated those claims in a court of law (the “BKI Declaratory Action”). On July 22, 2020, PennyMac moved to dismiss the complaint in the BKI Declaratory Action, which Black Knight opposed. In response to a request from the Court in the BKI Declaratory Action, on August 20, 2020, BKI filed a Memorandum of Law in Support of the federal court's subject matter jurisdiction. Black Knight filed its motion for summary judgment on September 28, 2020 and PennyMac filed its opposition to the motion on October 27, 2020.
As these cases continue to evolve, it is not possible to reasonably estimate the probability that we will ultimately prevail on our lawsuit or be held liable for the violations alleged in the PennyMac Complaint, nor is it possible to reasonably estimate the ultimate gain or loss, if any, or range of gain or loss that could result from these cases.
Other Legal Matter
During the nine months ended September 30, 2020, we recognized a one-time gain of $18.5 million related to the resolution of a legacy legal matter of Lender Processing Services, Inc. ("LPS") in Other income (expense), net in our Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited).
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

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
(14)     Revenues
Disaggregation of Revenues
The following tables summarize revenues from contracts with clients (in millions):

	Three months ended September 30, 2020
	Servicing Software	Origination Software	Software Solutions	Data and Analytics	Corporate and Other	Total
Software and hosting solutions	$174.4	$48.6	$223.0	$8.6	$—	$231.6
Professional services	19.8	12.6	32.4	—	—	32.4
Data solutions	—	0.2	0.2	43.9	—	44.1
Other	—	3.9	3.9	0.6	—	4.5
Revenues	$194.2	$65.3	$259.5	$53.1	$—	$312.6

	Three months ended September 30, 2019
	Servicing Software	Origination Software	Software Solutions	Data and Analytics	Corporate and Other		Total
Software and hosting solutions	$182.4	$35.7	$218.1	$8.1	$—		$226.2
Professional services	20.5	12.6	33.1	0.2	(0.1)	(1)	33.2
Data solutions	—	—	—	33.0	—		33.0
Other	—	6.1	6.1	0.6	—		6.7
Revenues	$202.9	$54.4	$257.3	$41.9	$(0.1)		$299.1

	Nine months ended September 30, 2020
	Servicing Software	Origination Software	Software Solutions	Data and Analytics	Corporate and Other		Total
Software and hosting solutions	$517.9	$129.5	$647.4	$25.5	$—		$672.9
Professional services	56.3	35.1	91.4	0.5	(0.3)	(1)	91.6
Data solutions	—	0.2	0.2	119.6	—		119.8
Other	—	10.3	10.3	1.8	—		12.1
Revenues	$574.2	$175.1	$749.3	$147.4	$(0.3)		$896.4

	Nine months ended September 30, 2019
	Servicing Software	Origination Software	Software Solutions	Data and Analytics	Corporate and Other		Total
Software and hosting solutions	$546.9	$95.8	$642.7	$23.8	$—		$666.5
Professional services	63.4	34.0	97.4	1.0	(0.4)	(1)	98.0
Data solutions	—	—	—	94.6	—		94.6
Other	5.1	11.0	16.1	1.9	—		18.0
Revenues	$615.4	$140.8	$756.2	$121.3	$(0.4)		$877.1

______________________________________________________
(1)    Revenues for Corporate and Other represent deferred revenue purchase accounting adjustments recorded in accordance with GAAP.

Our Software Solutions segment offers leading software and hosting solutions that facilitate and automate many of the mission-critical business processes across the homeownership lifecycle. These solutions primarily consist of processing and workflow management software applications. Our servicing software solutions primarily include our core servicing software solution that automates loan servicing, including loan setup and ongoing processing, customer service, accounting, reporting to the secondary mortgage market and investors and web-based workflow information systems. Our origination software solutions primarily include our solutions that automate and facilitate the origination of mortgage loans, offer product, pricing and eligibility capabilities, and provide an interconnected network allowing the various parties and systems associated with lending transactions to exchange data quickly and efficiently. Professional services consists of pre-implementation and post-

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
implementation support and services and are primarily billed on a time and materials basis. Professional services may also include dedicated teams provided as part of agreements with software and hosting solutions clients.
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
Transaction Price Allocated to Future Performance Obligation
Our disclosure of transaction price allocated to future performance obligations excludes the following:
•Volume-based fees in excess of contractual minimums and other usage-based fees to the extent they are part of a single performance obligation and meet certain variable allocation criteria;
•Performance obligations that are part of a contract with an original expected duration of one year or less; and
•Transactional fees based on a fixed fee per transaction when we have the right to invoice once we have completed the performance obligation.
As of September 30, 2020, the aggregate amount of the transaction price that is allocated to our future performance obligations was approximately $2.5 billion and is expected to be recognized as follows: 6% by December 31, 2020, 50% by December 31, 2022, 81% by December 31, 2024 and the rest thereafter.
(15)        Equity-Based Compensation
A summary of restricted shares granted in 2020 is as follows:

Date	Number of shares granted	Grant date fair value per share	Vesting period (in years)	Vesting criteria
February 18, 2020	16,689	$74.91	1.0	Service
February 18, 2020(1)	487,096	$74.91	3.0	Service and Performance
March 11, 2020	11,865	$63.26	3.0	Service
March 18, 2020	3,366	$59.45	2.0	Service
May 6, 2020(1)	3,101	$72.57	3.0	Service and Performance
August 11, 2020	1,902	$78.88	3.0	Service
August 11, 2020	761	$78.88	1.0	Service
August 24, 2020	1,533	$81.54	1.0	Service
______________________________________________________
(1)    This award is subject to an independent performance target for each of three consecutive 12-month measurement periods. Vesting of each tranche is independent of the satisfaction of the annual performance target for other tranches.
Restricted stock transactions in 2020 are as follows:

	Shares	Weighted average grant date fair value
Balance, December 31, 2019	2,014,983	$46.99
Granted	526,313	$74.57
Forfeited	(11,811)	$63.12
Vested	(936,720)	$43.64
Balance, September 30, 2020	1,592,765	$57.96
Equity-based compensation expense was $9.2 million and $14.4 million for the three months ended September 30, 2020 and 2019, respectively, and $29.4 million and $39.8 million for the nine months ended September 30, 2020 and 2019, respectively. Equity-based compensation includes accelerated recognition of $0.2 million and $0.4 million for the three and nine months ended September 30, 2020, respectively, and $1.0 million and $2.9 million for the three and nine months ended September 30, 2019, respectively. These expenses are included in Operating expenses in the Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited).

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
As of September 30, 2020, total unrecognized compensation cost was $45.4 million and is expected to be recognized over a weighted average period of approximately 1.9 years.
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
Segment asset information is not included below because we do not use it to evaluate performance or allocate resources. Summarized financial information concerning our segments is shown in the tables below (in millions):

	Three months ended September 30, 2020
	Software Solutions	Data and Analytics	Corporate and Other		Total
Revenues	$259.5	$53.1	$—	(1)	$312.6
Expenses:
Operating expenses	107.9	34.8	24.5	(2)	167.2
Transition and integration costs	—	—	21.9	(3)	21.9
EBITDA	151.6	18.3	(46.4)		123.5
Depreciation and amortization	30.6	3.6	29.8	(4)	64.0
Operating income (loss)	121.0	14.7	(76.2)		59.5
Interest expense, net					(14.7)
Other expense, net					(0.9)
Earnings before income taxes and equity in earnings of unconsolidated affiliates					43.9
Income tax expense					15.9
Earnings before equity in earnings of unconsolidated affiliates					28.0
Equity in earnings of unconsolidated affiliates, net of tax					86.6
Net earnings					114.6
Net losses attributable to redeemable noncontrolling interests					13.2
Net earnings attributable to Black Knight					$127.8

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

	Three months ended September 30, 2019
	Software Solutions	Data and Analytics	Corporate and Other		Total
Revenues	$257.3	$41.9	$(0.1)	(1)	$299.1
Expenses:
Operating expenses	104.1	31.4	28.4	(2)	163.9
Transition and integration costs	—	—	0.4	(5)	0.4
EBITDA	153.2	10.5	(28.9)		134.8
Depreciation and amortization	31.4	3.9	24.3	(4)	59.6
Operating income (loss)	121.8	6.6	(53.2)		75.2
Interest expense, net					(16.5)
Other expense, net					(0.1)
Earnings before income taxes and equity in losses of unconsolidated affiliates					58.6
Income tax expense					9.4
Earnings before equity in losses of unconsolidated affiliates					49.2
Equity in losses of unconsolidated affiliates, net of tax					(11.9)
Net earnings					$37.3

	Nine months ended September 30, 2020
	Software Solutions	Data and Analytics	Corporate and Other		Total
Revenues	$749.3	$147.4	$(0.3)	(1)	$896.4
Expenses:
Operating expenses	312.1	98.4	74.6	(2)	485.1
Transition and integration costs	—	—	26.8	(3)	26.8
EBITDA	437.2	49.0	(101.7)		384.5
Depreciation and amortization	91.1	11.4	77.8	(4)	180.3
Operating income (loss)	346.1	37.6	(179.5)		204.2
Interest expense, net					(42.4)
Other income, net					17.1
Earnings before income taxes and equity in earnings of unconsolidated affiliates					178.9
Income tax expense					41.3
Earnings before equity in earnings of unconsolidated affiliates					137.6
Equity in earnings of unconsolidated affiliates, net of tax					66.2
Net earnings					203.8
Net losses attributable to redeemable noncontrolling interests					13.2
Net earnings attributable to Black Knight					$217.0

BLACK KNIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

	Nine months ended September 30, 2019
	Software Solutions	Data and Analytics	Corporate and Other		Total
Revenues	$756.2	$121.3	$(0.4)	(1)	$877.1
Expenses:
Operating expenses	308.4	91.5	83.4	(2)	483.3
Transition and integration costs	—	—	2.3	(5)	2.3
EBITDA	447.8	29.8	(86.1)		391.5
Depreciation and amortization	91.4	11.6	71.0	(4)	174.0
Operating income (loss)	356.4	18.2	(157.1)		217.5
Interest expense, net					(48.2)
Other expense, net					(0.9)
Earnings before income taxes and equity in losses of unconsolidated affiliates					168.4
Income tax expense					34.6
Earnings before equity in losses of unconsolidated affiliates					133.8
Equity in losses of unconsolidated affiliates, net of tax					(37.9)
Net earnings					$95.9
_______________________________________________________
(1)    Revenues for Corporate and Other represent deferred revenue purchase accounting adjustments recorded in accordance with GAAP.
(2)    Operating expenses for Corporate and Other includes equity-based compensation, including certain related payroll taxes, of $9.3 million and $14.5 million for the three months ended September 30, 2020 and 2019, respectively, and $30.5 million and $40.6 million for the nine months ended September 30, 2020 and 2019, respectively.
(3) Transition and integration costs primarily consists of costs associated with acquisitions and expense reduction initiatives.
(4)    Depreciation and amortization for Corporate and Other primarily represents net incremental depreciation and amortization adjustments associated with the application of purchase accounting recorded in accordance with GAAP.
(5)     Transition and integration costs primarily consists of costs associated with acquisitions.

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
•changes in general economic, business, regulatory and political conditions, including those resulting from pandemics such as COVID-19, particularly as they affect foreclosures and the mortgage industry;
•the outbreak of COVID-19 and measures to reduce its spread, including the effect of governmental or voluntary actions such as business shutdowns and stay-at-home orders;
•security breaches against our information systems;
•our ability to maintain and grow our relationships with our clients;
•changes to the laws, rules and regulations that affect our and our clients' businesses;
•our ability to adapt our services to changes in technology or the marketplace or to achieve our growth strategies;
•our ability to protect our proprietary software and information rights;
•the effect of any potential defects, development delays, installation difficulties or system failures on our business and reputation;
•risks associated with the availability of data;
•the effects of our existing leverage on our ability to make acquisitions and invest in our business;
•our ability to successfully integrate strategic acquisitions, including the acquisition of Optimal Blue, LLC ("Optimal Blue");
•risks associated with the achievement of the intended benefits related to the acquisition of Optimal Blue;
•risks associated with our investment in Dun & Bradstreet Holdings, Inc. ("DNB"); and
•other risks and uncertainties detailed in the "Statement Regarding Forward-Looking Information," "Risk Factors" and other sections of our Annual Report on Form 10-K for the year ended December 31, 2019 and other filings with the Securities and Exchange Commission ("SEC").
The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 28, 2020 and other filings with the SEC.
Overview
We are an award-winning software, data and analytics company that drives innovation in the mortgage lending and servicing and real estate industries, as well as the capital and secondary markets. Businesses leverage our robust, integrated solutions across the entire homeownership life cycle to help retain existing clients, gain new clients, mitigate risk and operate more effectively. Our clients rely on our proven, comprehensive, scalable products and our unwavering commitment to delivering superior client support to achieve their strategic goals and better serve their customers.
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

The table below summarizes active first and second lien mortgage loans on our mortgage loan servicing software solution and the related market data, reflecting our leadership in the mortgage loan servicing software solutions market (in millions):

	First lien				Second lien				Total first and second lien
	as of September 30,				as of September 30,				as of September 30,
	2020		2019		2020		2019		2020	2019
Active loans	32.7		33.1		3.4		2.6		36.1	35.7
Market size	53.1	(1)	52.6	(1)	12.9	(2)	13.3	(2)	66.0	65.9
Market share	62%		63%		26%		19%		55%	54%
_______________________________________________________
Note: Percentages above may not recalculate due to rounding.
(1)    According to the Black Knight Mortgage Monitor Report as of September 30, 2020 and 2019 for U.S. first lien mortgage loans.
(2)    According to the August 2020 Equifax National Consumer Credit Trends Report as of July 31, 2020 and June 2019 Equifax National Consumer Credit Trends Report as of March 31, 2019 for U.S. second lien mortgage loans.
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
Subsequent to the CARES Act, the Federal Housing Administration ("FHA") extended the moratorium on mortgage loan foreclosures and evictions through at least December 31, 2020. In addition, many states have implemented additional guidance that extends their moratorium on mortgage loan foreclosures and evictions, and additional extensions of these moratoriums may be implemented in the future.
There are no comparable events that provide guidance as to the effect the COVID-19 pandemic may have, and, as a result, the ultimate effect of the pandemic is highly uncertain and subject to change. We do not yet know the full extent of the effects on the economy, the markets we serve, our business or our operations.

Black Knight Response and the Effect on Our Business
We continue to execute on our business continuity plans to address the challenges related to the ongoing COVID-19 pandemic. Since March 2020, substantially all of our employees have been working from home. We are following the requirements and protocols published by the U.S. Centers for Disease Control, the WHO and country, state and local governments. Our most important priorities are the health and safety of our employees and helping the communities where we work and live. We cannot predict when or how we will begin to lift the actions put in place as part of our business continuity plans, including working from home and travel restrictions, but we continue to offer our clients the high level of service they have come to expect from us. We believe our transition to working from home has been successful and has not significantly affected our results of operations, financial condition, cash flows or control environment as of and for the three and nine months ended September 30, 2020.
The extraordinary effects of the broad-based response to the COVID-19 pandemic have delayed the timing of certain revenues. Specifically, the current mortgage loan foreclosure moratorium and forbearance plans offered as part of the CARES Act are reducing the number of foreclosures being processed on our BankruptcySM/ForeclosureSM and InvoicingSM software solutions for which revenue is recognized as transactions occur. We currently estimate approximately $37 million in revenues may be delayed beyond 2020. Many of our clients are also adjusting to working from home while experiencing refinance origination volume increases as well as an extremely elevated number of customer service calls. As a result, we initially saw delays to some of our implementation timelines, but continue to make progress while many of our clients and team members continue to work remotely. Our teams are focused on supporting our clients in this shifting landscape and stand ready to deliver our solutions. We are also monitoring the effects of the pandemic on our sales cycles.
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
Heightened demand for enhanced transparency and analytic insight. As U.S. mortgage loan market participants work to minimize the risk in lending, servicing and capital markets, they rely on the integration of data and analytics with solutions that enhance the decision-making process. These industry participants rely on large comprehensive third-party databases coupled with enhanced analytics to achieve these goals. The pandemic is putting pressure on the U.S. economy, affecting millions of American jobs and creating a high-level of uncertainty in the volume of work that our clients are facing with possible delinquent mortgage loans. Mortgage loan market participants are eager for timely data and insights to help them plan and react to the changing environment.
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
Software Solutions
Our Software Solutions segment offers software and hosting solutions that support loan servicing, loan origination and settlement services. The following table summarizes our software solutions revenues (in millions):

	Three months ended September 30,		% of segment revenues		Nine months ended September 30,		% of segment revenues
	2020	2019	2020	2019	2020	2019	2020	2019
Servicing software solutions	$194.2	$202.9	75%	79%	$574.2	$615.4	77%	81%
Origination software solutions	65.3	54.4	25%	21%	175.1	140.8	23%	19%
Software Solutions	$259.5	$257.3	100%	100%	$749.3	$756.2	100%	100%
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
Before the pandemic, foreclosure start volumes were already at historic lows. Our servicing software solutions that are more sensitive to foreclosure volumes were approximately 1% and 2% of our consolidated revenues for the three and nine months ended September 30, 2020, respectively. As a result of the effects of the broad-based response to the COVID-19 pandemic, we have seen lower foreclosure-related transactional revenues due to the mortgage loan foreclosure moratorium and expect this trend to continue due to the mortgage loan forbearance plans offered as part of the CARES Act. As of November 3, 2020, Black Knight’s McDash Flash Forbearance Tracker estimated 2.9 million homeowners, or 5.4% of all U.S. mortgage loans, were in COVID-19 mortgage loan forbearance plans.
Our origination software solutions primarily include our solutions that automate and facilitate the origination of mortgage loans and provide an interconnected network allowing the various parties and systems associated with lending transactions to exchange data quickly and efficiently. For our origination software solutions, our loan origination system revenues are based on closed loan volumes subject to minimum base software fees that are contractually obligated, which limits our exposure to origination volumes. Some of our origination software solutions are exposed to variances in origination volumes, primarily related to refinance volumes due to the nature of the services provided. Given the near record low level of mortgage loan rates, we have seen elevated volumes related to refinance originations and expect this trend to continue throughout 2020. Despite the initial decline with stay-at-home orders and similar restrictive mitigation measures issued in various parts of the country for an unknown duration, we have seen some improvement in purchase origination volumes due to pent-up demand and the current interest rate environment. Our origination software solutions that are more sensitive to origination volumes, primarily refinance origination volumes, were approximately 5% of our consolidated revenues for the three and nine months ended September 30, 2020.
Data and Analytics
Our Data and Analytics segment offers data and analytics solutions to the mortgage, real estate and capital markets verticals. These solutions include property ownership data, lien data, servicing data, automated valuation models, collateral risk scores, behavioral models, a multiple listing service software solution and other data solutions. Our data and analytics business is predominantly based on longer-term strategic data licenses, other data licenses and subscription-based revenues. For the three and nine months ended September 30, 2020, our data and analytics revenues were 17% and 16% of our consolidated revenues, respectively. Our data and analytics solutions that are more sensitive to fluctuations in home buying activity and origination volumes were approximately 6% and 5% of our consolidated revenues for the three and nine months ended September 30, 2020, respectively, and relate to services where we provide data necessary for title insurance and other settlement service activities.
Acquisitions
Collateral Analytics and DocVerify Acquisitions
On March 3, 2020, we completed the acquisition of Collateral Analytics, LLC ("Collateral Analytics"), a provider of real estate product and tools to support appraisers, appraisal management companies, lenders, investors and government agencies. The acquisition is integrated into our Data and Analytics segment and enhances our real estate solutions and automated valuation model offerings.
On August 27, 2020, we completed the acquisition of DocVerify, a solution that provides proof of the integrity of digital documents, enabling organizations across a wide range of industries to streamline processes, safeguard sensitive information and reduce costs. DocVerify is reported within our Software Solutions segment and helps accelerate Black Knight’s goal of digitizing the entirety of the real estate and mortgage continuum as DocVerify’s trusted and proven digital document verification capabilities are integrated with Expedite Close, our digital closing platform.
Refer to Note 2 — Business Acquisitions in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information.
Optimal Blue Acquisition
On July 26, 2020, we entered into a definitive equity purchase agreement with affiliates of private equity firm GTCR, LLC, to purchase Optimal Blue, a leading provider of secondary market solutions and actionable data services. We also entered into forward purchase agreements with Cannae Holdings, LLC ("Cannae") and affiliates of Thomas H. Lee Partners, L.P. (“THL”) (collectively, the "FPAs"), whereby Cannae and affiliates of THL agreed to each acquire 20% of the equity interests of a newly formed entity, Optimal Blue Holdco, LLC ("Optimal Blue Holdco"), for a purchase price of $289.0 million. Optimal Blue Holdco was formed for the purpose of acquiring Optimal Blue and certain affiliates.
On September 15, 2020, we completed a series of transactions and completed the acquisition of Optimal Blue. In connection with the acquisition of Optimal Blue, we contributed $762.0 million in cash and our Compass Analytics business to Optimal Blue Holdco. In addition, Black Knight InfoServ, LLC ("BKIS"), our indirect, wholly-owned subsidiary, provided $500.0 million in cash in exchange for a note with Optimal Blue Holdco (the "OB Holdco Note"). The OB Holdco Note bears interest at a rate of 6.125%, which is payable on a semi-annual basis beginning March 1, 2021, and matures on September 1, 2028. Immediately prior to the closing of the Optimal Blue acquisition, we, together with Black Knight Technologies, LLC ("BKT"), our indirect, wholly-owned subsidiary, Optimal Blue Holdco, Cannae and THL, entered into an Amended and Restated Limited Liability Company Agreement of Optimal Blue Holdco (the "OB Holdco LLC Agreement"). As of September 30, 2020, we own 60% of Optimal Blue Holdco.
Optimal Blue Holdco is subject to the consolidation guidance related to variable interest entities as set forth in Accounting Standards Codification ("ASC") Topic 810, Consolidation ("ASC 810"). We are the primary beneficiary of Optimal Blue Holdco through our controlling interest and possess the rights established in the OB Holdco LLC Agreement. As such, we control Optimal Blue Holdco and its subsidiaries and consolidate its financial position and results of operations. Intercompany transactions between us and Optimal Blue Holdco and its subsidiaries are eliminated in consolidation. Refer to Note 2 — Business Acquisitions in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information.

We have call rights on THL's and Cannae’s equity interests in Optimal Blue Holdco that are exercisable beginning September 15, 2023 at a call price equal to the greater of (i) the fair market value of such interests and (ii) an amount that would result in the multiple of THL’s or Cannae’s return on investment to equal 2.0, as applicable. In addition, THL and Cannae have the right to put their respective interests in Optimal Blue Holdco to (i) Optimal Blue Holdco if there is a change of control of Black Knight or (ii) Optimal Blue Holdco, BKT or Black Knight that are exercisable beginning September 15, 2023. We have the option to satisfy the purchase price, which shall be equal to the fair market value of such interest, in connection with the exercise of any put or call right either in cash or Black Knight common stock other than a put in connection with a change of control of Black Knight, in which case the purchase price is payable only in cash. The equity interests will be settled at the current fair value at the time we receive notice of the put election as determined by the parties or by a third party appraisal under the terms of OB Holdco LLC Agreement.
Refer to Note 1 — Basis of Presentation and Note 2 — Business Acquisitions for additional information.
DNB IPO and Private Placement
On July 6, 2020, DNB closed its previously announced initial public offering ("DNB IPO") and we invested $100.0 million in the DNB private placement. In connection with the closing of the DNB IPO and the DNB private placement, our limited partner interests in Star Parent, L.P. were exchanged for 54.8 million shares of DNB common stock (the "DNB Investment"), which represents ownership of 13.0% of DNB. As of September 30, 2020, we have invested $492.6 million in DNB. As of September 30, 2020, DNB's closing share price was $25.66 and the fair value of our investment in DNB was $1,407.5 million. As of September 30, 2020, assuming a statutory tax rate of 25.3%, the estimated after tax value of our investment in DNB is $1,176.0 million. Refer to Note 3 — Investments in Unconsolidated Affiliates in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information.

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

Consolidated Results of Operations
The following table presents certain financial data for the periods indicated (in millions, except per share data):
	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenues	$312.6	$299.1	$896.4	$877.1
Expenses:
Operating expenses	167.2	163.9	485.1	483.3
Depreciation and amortization	64.0	59.6	180.3	174.0
Transition and integration costs	21.9	0.4	26.8	2.3
Total expenses	253.1	223.9	692.2	659.6
Operating income	59.5	75.2	204.2	217.5
Operating margin	19.0%	25.1%	22.8%	24.8%
Interest expense, net	(14.7)	(16.5)	(42.4)	(48.2)
Other (expense) income, net	(0.9)	(0.1)	17.1	(0.9)
Earnings before income taxes and equity in earnings (losses) of unconsolidated affiliates	43.9	58.6	178.9	168.4
Income tax expense	15.9	9.4	41.3	34.6
Earnings before equity in earnings (losses) of unconsolidated affiliates	28.0	49.2	137.6	133.8
Equity in earnings (losses) of unconsolidated affiliates, net of tax	86.6	(11.9)	66.2	(37.9)
Net earnings	114.6	37.3	203.8	95.9
Net losses attributable to redeemable noncontrolling interests	13.2	—	13.2	—
Net earnings attributable to Black Knight	$127.8	$37.3	$217.0	$95.9

Net earnings per share attributable to Black Knight shareholders:
Diluted	$0.82	$0.25	$1.43	$0.65
Weighted average shares of common stock outstanding:
Diluted	156.3	148.5	151.7	148.4
Segment Financial Results
Revenues
The following table sets forth revenues by segment for the periods presented (in millions):

	Three months ended September 30,		Variance		Nine months ended September 30,		Variance
	2020	2019	$	%	2020	2019	$	%
Software Solutions	$259.5	$257.3	$2.2	1%	$749.3	$756.2	$(6.9)	(1)%
Data and Analytics	53.1	41.9	11.2	27%	147.4	121.3	26.1	22%
Corporate and Other(1)	—	(0.1)	0.1	NM	(0.3)	(0.4)	0.1	NM
Total	$312.6	$299.1	$13.5	5%	$896.4	$877.1	$19.3	2%
_______________________________________________________
(1)    Revenues for Corporate and Other represent deferred revenue purchase accounting adjustments recorded in accordance with GAAP.

Software Solutions
Revenues were $259.5 million in the three months ended September 30, 2020 compared to $257.3 million in the 2019 period, an increase of $2.2 million. Our servicing software solutions decreased 4%, or $8.7 million, as increased revenues from new and existing clients on MSP® were more than offset by the effect of client deconversions and the effect of lower foreclosure related volumes due to the foreclosure moratorium as part of the CARES Act. Our origination software solutions increased 20%, or $10.9 million, primarily driven by revenues from acquired businesses, increased revenues from new clients and higher origination volumes, partially offset by higher license and termination fees in the prior year quarter.
Revenues were $749.3 million in the nine months ended September 30, 2020 compared to $756.2 million in the 2019 period, a decrease of $6.9 million. Our servicing software solutions decreased 7%, or $41.2 million, as increased revenues from new and existing clients on MSP® were more than offset by the effect of client deconversions and the effect of lower foreclosure related volumes due to the foreclosure moratorium as part of the CARES Act. Our origination software solutions increased 24%, or $34.3 million, primarily driven by revenues from acquired businesses, increased revenues from new clients and higher origination volumes, partially offset by higher license and termination fees in the prior year period and the effect of attrition.
Data and Analytics
Revenues were $53.1 million in the three months ended September 30, 2020 compared to $41.9 million in the 2019 period, an increase of $11.2 million, or 27%. The increase was primarily driven by higher origination volumes, strong sales execution, and revenues from an acquired business.
Revenues were $147.4 million in the nine months ended September 30, 2020 compared to $121.3 million in the 2019 period, an increase of $26.1 million, or 22%. The increase was primarily driven by higher origination volumes, strong sales execution and revenues from an acquired business.
EBITDA and EBITDA margin
The following tables set forth EBITDA (in millions) and EBITDA margin by segment for the periods presented:

	Three months ended September 30,		Variance		Nine months ended September 30,		Variance
	2020	2019	$	%	2020	2019	$	%
Software Solutions	$151.6	$153.2	$(1.6)	(1)%	$437.2	$447.8	$(10.6)	(2)%
Data and Analytics	18.3	10.5	7.8	74%	49.0	29.8	19.2	64%

	Three months ended September 30,		Variance	Nine months ended September 30,		Variance
	2020	2019	Basis points	2020	2019	Basis points
Software Solutions	58.4%	59.5%	(110)	58.3%	59.2%	(90)
Data and Analytics	34.5%	25.1%	940	33.2%	24.6%	860
Software Solutions
EBITDA was $151.6 million in the three months ended September 30, 2020 compared to $153.2 million in the 2019 period, a decrease of $1.6 million, or 1%, with an EBITDA margin of 58.4%, a decrease of 110 basis points from the 2019 period. The EBITDA margin decrease was driven by unfavorable revenue mix.
EBITDA was $437.2 million in the nine months ended September 30, 2020 compared to $447.8 million in the 2019 period, a decrease of $10.6 million, or 2%, with an EBITDA margin of 58.3%, a decrease of 90 basis points from the 2019 period. The EBITDA margin decrease was driven by lower revenue and revenue mix.
Data and Analytics
EBITDA was $18.3 million in the three months ended September 30, 2020 compared to $10.5 million in the 2019 period, an increase of $7.8 million, or 74%, with an EBITDA margin of 34.5%, an increase of 940 basis points from the 2019 period. The EBITDA margin increase was primarily driven by incremental margins on revenue growth.
EBITDA was $49.0 million in the nine months ended September 30, 2020 compared to $29.8 million in the 2019 period, an increase of $19.2 million, or 64%, with an EBITDA margin of 33.2%, an increase of 860 basis points from the 2019 period. The EBITDA margin increase was primarily driven by incremental margins on revenue growth.

Consolidated Financial Results
Operating Expenses
The following table sets forth operating expenses by segment for the periods presented (in millions):

	Three months ended September 30,		Variance		Nine months ended September 30,		Variance
	2020	2019	$	%	2020	2019	$	%
Software Solutions	$107.9	$104.1	$3.8	4%	$312.1	$308.4	$3.7	1%
Data and Analytics	34.8	31.4	3.4	11%	98.4	91.5	6.9	8%
Corporate and Other(1)	24.5	28.4	(3.9)	(14)%	74.6	83.4	(8.8)	(11)%
Total	$167.2	$163.9	$3.3	2%	$485.1	$483.3	$1.8	—%
_______________________________________________________
(1)    Operating expenses for Corporate and Other include equity-based compensation, including certain related payroll taxes, of $9.3 million and $14.5 million for the three months ended September 30, 2020 and 2019, respectively, and $30.5 million and $40.6 million for the nine months ended September 30, 2020 and 2019, respectively.
The increase in Operating expenses in the three and nine months ended September 30, 2020 compared to the 2019 periods was primarily driven by the effect of current and prior year acquisitions, higher incentive bonus expense and software subscription and maintenance costs, partially offset by lower equity-based compensation, medical costs and travel related costs.
Depreciation and Amortization
The following table sets forth depreciation and amortization by segment for the periods presented (in millions):

	Three months ended September 30,		Variance		Nine months ended September 30,		Variance
	2020	2019	$	%	2020	2019	$	%
Software Solutions	$30.6	$31.4	$(0.8)	(3)%	$91.1	$91.4	$(0.3)	—%
Data and Analytics	3.6	3.9	(0.3)	(8)%	11.4	11.6	(0.2)	(2)%
Corporate and Other(1)	29.8	24.3	5.5	23%	77.8	71.0	6.8	10%
Total	$64.0	$59.6	$4.4	7%	$180.3	$174.0	$6.3	4%
_______________________________________________________
(1)    Depreciation and amortization for Corporate and Other primarily represents net incremental depreciation and amortization adjustments associated with the application of purchase accounting recorded in accordance with GAAP.
The increase in Depreciation and amortization in the three and nine months ended September 30, 2020 compared to the 2019 periods is primarily driven by the effect of amortization of acquired intangible assets and new hardware and software placed in service as a result acquisitions and new client wins.
Transition and Integration Costs
Transition and integration costs were $21.9 million in the three months ended September 30, 2020 compared to $0.4 million in the 2019 period. Transition and integration costs were $26.8 million in the nine months ended September 30, 2020 compared to $2.3 million in the 2019 period. Transition and integration costs in the 2020 period primarily consisted of costs associated with acquisitions, including transaction costs of $14.6 million related to the acquisition of Optimal Blue, and expense reduction initiatives. Transition and integration costs in the 2019 period primarily consisted of costs associated with acquisitions.
Interest Expense, Net
Interest expense, net was $14.7 million in the three months ended September 30, 2020 compared to $16.5 million in the 2019 period, a decrease of $1.8 million, or 11%. Interest expense, net was $42.4 million in the nine months ended September 30, 2020 compared to $48.2 million in the 2019 period, a decrease of $5.8 million, or 12%. The decrease for the three and nine months ended September 30, 2020 is primarily driven by lower average interest rates.
Other Income (Expense), Net
Other expense, net was $0.9 million in the three months ended September 30, 2020 compared to $0.1 million in the 2019 period. Other income, net was $17.1 million in the nine months ended September 30, 2020 compared to Other expense, net of $0.9 million in the 2019 period. The increase in Other income, net in the nine months ended September 30, 2020 primarily relates to a recognized gain of $18.5 million for the resolution of a legacy legal matters. The 2019 amounts were primarily related to legal fees.

Income Tax Expense
Income tax expense was $15.9 million in the three months ended September 30, 2020 compared to $9.4 million in the 2019 period. Our effective tax rate was 36.2% in 2020 compared to 16.0% in 2019. Our effective tax rate for the three months ended September 30, 2020 includes the effect of the Optimal Blue acquisition and redeemable noncontrolling interests. Our effective tax rate for the three months ended September 30, 2019 includes the effect of a research and experimentation tax credit and excess tax benefits related to the vesting of restricted shares of the common stock. Refer to Note 12 — Income taxes in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated by reference into this Part I Item 2 for additional information.
Income tax expense was $41.3 million in the nine months ended September 30, 2020 compared to $34.6 million in the 2019 period. Our effective tax rate was 23.1% in 2020 compared to 20.5% in 2019. Our effective tax rate for the nine months ended September 30, 2020 includes the effect a research and experimentation tax credit and the effect of excess tax benefits related to the vesting of restricted shares of our common stock, partially offset by the effect of the Optimal Blue acquisition and redeemable noncontrolling interests. Our effective tax rate for the nine months ended September 30, 2019 includes the effect of a research and experimentation tax credit, the effect of excess tax benefits related to the vesting of restricted shares of our common stock and a deferred tax revaluation adjustment as a result of a reduction in our blended state tax rate driven by a Florida tax rate change. Refer to Note 12 — Income taxes in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated by reference into this Part I Item 2 for additional information.
Equity in Earnings (Losses) of Unconsolidated Affiliates, Net of Tax
Equity in earnings (losses) of unconsolidated affiliates, net of tax consists of the following (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Equity in losses of unconsolidated affiliates, net of tax	$(1.6)	$(11.9)	$(27.0)	$(37.9)
Gain related to DNB IPO and concurrent private placement, net of tax	88.2	—	88.2	—
Sale of an equity method investment , net of tax	—	—	5.0	—
Equity in earnings (losses) of unconsolidated affiliates, net of tax	$86.6	$(11.9)	$66.2	$(37.9)
Refer to Note 3 — Investments in Unconsolidated Affiliates in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated by reference into this Part I Item 2 for additional information.

Liquidity and Capital Resources
Cash Requirements
Our primary sources of liquidity are our existing cash balances, cash flows from operations and borrowings on our revolving credit facility. As of September 30, 2020, we had cash of $31.2 million, debt principal of $2,323.2 million and available capacity of $612.0 million on our revolving credit facility. Our existing credit facility matures on April 30, 2023.
Our primary cash requirements include operating expenses, debt service payments (principal and interest), capital expenditures (including property, equipment and computer software expenditures) and tax-related payments and may include business acquisitions and share repurchases.
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
The CARES Act allows us to defer payments of our share of social security taxes until December 31, 2021 and 2022. As of September 30, 2020, we have deferred $10.8 million of payments related to employer social security taxes. The CARES Act also allowed us to delay paying federal income taxes until July 15, 2020. We paid $19.5 million on July 15, 2020 related to federal income taxes for 2019 and certain 2020 estimated federal income tax payments.
Cash Flows
The following table provides a summary of cash flows from operating, investing and financing activities for the periods presented (in millions):

	Nine months ended September 30,
	2020	2019	Variance
Cash flows provided by operating activities	$265.9	$221.4	$44.5
Cash flows used in investing activities	(2,058.5)	(513.9)	(1,544.6)
Cash flows provided by financing activities	1,808.4	282.0	1,526.4
Net increase (decrease) in cash and cash equivalents	$15.8	$(10.5)	$26.3
Operating Activities
The $44.5 million increase in cash provided by operating activities in the nine months ended September 30, 2020 compared to the 2019 period is primarily related to higher earnings and the timing and amount of payments for Trade accounts payable and other liabilities primarily related to the deferral of payments of our share of social security taxes and lower interest payments, partially offset by acquisition-related payments.
Investing Activities
The $1,544.6 million increase in cash used in investing activities in the nine months ended September 30, 2020 compared to the 2019 period is primarily related to the acquisition of Optimal Blue, partially offset by higher investments related to Star Parent in 2019.
Financing Activities
The $1,526.4 million increase in cash provided by financing activities in the nine months ended September 30, 2020 compared to the 2019 period is primarily related to the issuance by our indirect, wholly-owned subsidiary Black Knight InfoServ, LLC ("BKIS") of $1.0 billion in aggregate principal of 3.625% senior unsecured notes due 2028 (the "Senior Notes"), contributions from affiliates of Cannae and THL related to their redeemable noncontrolling interests in Optimal Blue Holdco and cash proceeds received from our underwritten common stock offering, partially offset by higher net payments on our revolving credit facility.
Financing
For a description of our financing arrangements, see Note 10 — Long-Term Debt in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated by reference into this Part I Item 2.
Contractual Obligations
Our long-term contractual obligations generally include our debt and related interest payments, data processing and maintenance commitments and operating and finance lease payments for our offices, data centers, property and equipment. Other than the items discussed below, there were no significant changes to our contractual obligations from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2019.
On August 26, 2020, BKIS issued the Senior Notes. Refer to Note 10 — Long-Term Debt in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated by reference into this Part I Item 2. As of September 30, 2020, our principal maturities, including payments related to our finance leases, are as follows (in millions):

	Total	Payments due by period
		2020	2021-2022	2023-2024	Thereafter
Debt(1)	$2,323.2	$20.4	$184.0	$1,118.8	$1,000.0
Interest on debt(2)	379.5	19.3	146.1	81.2	132.9
___________________
(1) Includes finance lease obligations.
(2) These calculations include the effect of our interest rate swaps and assume that (a) applicable margins remain constant; (b) our term A loan and revolving credit facility variable rate debt is priced at the one-month LIBOR rate in effect as of September 30, 2020; (c) only mandatory debt repayments are made; and (d) no refinancing occurs at debt maturity.

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
There were no share repurchases during the nine months ended September 30, 2020. During the nine months ended September 30, 2019, we repurchased 0.2 million shares of our common stock for $11.9 million, or an average of $57.94 per share.
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
Interest Rate Risk
In addition to existing cash balances and cash provided by operating activities, we use fixed and variable rate debt to finance our operations.
Our Senior Notes represent our fixed-rate long-term debt. Refer to Note 10 — Long-Term Debt in Item 1 of Part I of this Quarterly Report on Form 10-Q. The carrying value of our Senior Notes was $987.7 million as of September 30, 2020. The fair value of our Senior Notes was approximately $1,013.9 million as of September 30, 2020. The potential reduction in fair value of the Senior Notes from a hypothetical 10 percent increase in market interest rates would not be material to the overall fair value of the debt.
We enter into interest rate swap agreements to hedge forecasted monthly interest rate payments on our variable rate debt. We are exposed to interest rate risk on our variable rate debt obligations and related interest rate swaps. As of September 30, 2020, we had $1,302.1 million in long-term debt principal outstanding from our Facilities, all of which is variable rate debt, as described in Note 10 — Long-Term Debt in Item 1 of Part I of this Quarterly Report on Form 10-Q.
As of September 30, 2020, the Facilities represent our long-term debt obligations exposed to interest rate risk. We performed a sensitivity analysis on the principal amount of debt as of September 30, 2020, as well as the effect of our interest rate swaps. Further, in this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. An increase of 100 basis points in the applicable interest rate would cause an increase in interest expense of $13.0 million on an annual basis ($3.5 million including the effect of our current interest rate swaps). A decrease in the applicable interest rate to 0% would cause a decrease in interest expense of $1.8 million on an annual basis ($0.4 million including the effect of our current interest rate swaps) as the 1-week and 1-month LIBOR were approximately 0.11% and 0.15%, respectively, as of September 30, 2020.
As of September 30, 2020, we have the following interest rate swap agreements (collectively, the "Swap Agreements") (in millions):

Effective dates	Notional amount	Fixed rates
March 31, 2017 through March 31, 2022	$200.0	2.08%
September 29, 2017 through September 30, 2021	$200.0	1.69%
April 30, 2018 through April 30, 2023	$250.0	2.61%
January 31, 2019 through January 31, 2023	$300.0	2.65%
Under the terms of the Swap Agreements, we receive payments based on the 1-month LIBOR rate (approximately 0.15% as of September 30, 2020).
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2020, under the supervision and with the participation of our Chief Executive Officer ("CEO") and Executive Vice President and Chief Financial Officer ("CFO"), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q.
There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.
Based on that evaluation, our CEO and CFO concluded that as of September 30, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit with the SEC are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2020, we implemented additional business processes and internal controls over financial reporting related to redeemable noncontrolling interests. There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2020 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of September 30, 2020, we have not identified any material effect to our internal control over financial reporting despite the fact that substantially all of our employees are working remotely due to the COVID-19 pandemic.

Part II: OTHER INFORMATION
Item 1. Legal Proceedings
See discussion of legal proceedings in Note 13 — Commitments and Contingencies in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated by reference into this Item 1 of Part II.
Item 1A. Risk Factors
In addition to the significant risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2019, we identified the following additional risks during the nine months ended September 30, 2020. There have been no other material changes in our risk factors since the filing of our Annual Report on Form 10-K for the year ended December 31, 2019.
Risks Relating to our Business
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
Subsequent to the CARES Act, the Federal Housing Administration ("FHA") extended the moratorium on mortgage loan foreclosures and evictions through at least December 31, 2020. In addition, many states have implemented additional guidance that extends their moratorium on mortgage loan foreclosures and evictions, and additional extensions of these moratoriums may be implemented in the future.
We may experience financial impacts due to a number of heightened risks, including:
•lower foreclosure-related transactional revenues due to the mortgage loan foreclosure moratorium and mortgage loan forbearance plans offered as part of the CARES Act, which may have a negative effect on revenue growth;
•clients' slow-down of implementations, which may have a negative effect on revenue growth;
•increased risk of not meeting service level commitments under our client contracts due to government lock-down or other orders where it is not possible to provide certain client facing services from home or promptly transfer them to other locations, causing potential loss of revenues or increase in contractual penalties;
•challenges to the availability and reliability of our data, solutions and services due to changes to normal operations, including the possibility of COVID-19 cases affecting our employees who may become sick and unable to work or affecting the employees of our clients or other third parties on which we depend;
•an increased volume of unanticipated client, regulatory and other third party requests for information and support, or additional regulatory requirements, which could require additional resources and costs to address; and

•increased risk of data corruption, cyber-based attacks or network security breaches as opportunistic threat actors continue to identify innovative methods of stealing sensitive information by relying on the urgency associated with a COVID-19 pandemic scenario.
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
The integration of Optimal Blue may not be as successful as anticipated, and we may not achieve the intended benefits or do so within the intended timeframe.
The Optimal Blue acquisition involves numerous operational, strategic, financial, accounting, legal, tax and other risks, including potential liabilities associated with the acquired business. Difficulties in integrating Optimal Blue and our ability to manage the combined company, may result in the combined company performing differently than expected, in operational challenges or in the delay or failure to realize anticipated revenue synergies and cost-related efficiencies, and could have an adverse effect on our financial condition, results of operations or cash flows. Potential difficulties that may be encountered in the integration process include, among other factors:
•the inability to successfully integrate the businesses of Optimal Blue, operationally and culturally, in a manner that permits us to achieve the full cost savings anticipated from the Optimal Blue acquisition, which includes the combination of Compass Analytics solutions with similar Optimal Blue solutions;
•not realizing anticipated operating synergies;
•not realizing revenue synergies;
•potential unknown liabilities and unforeseen expenses, delays or regulatory conditions associated with the Optimal Blue acquisition; and
•integrating relationships with clients, vendors and business partners.
Additionally, the success of the Optimal Blue acquisition will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining Optimal Blue’s and our businesses, including operational and other synergies that we believe the combined company will achieve. The anticipated benefits and cost savings of the Optimal Blue acquisition may not be realized fully or at all, may take longer to realize than expected or could have other adverse effects that we do not currently foresee. Some of the assumptions we have made, such as the achievement of operating synergies, may not be realized.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits
     (a) Exhibits

Exhibit
No.	Description
4.1
Indenture among Black Knight InfoServ, LLC, the Guarantors party thereto and Wells Fargo Bank, National Association, dated August 26, 2020. (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by Black Knight, Inc. on August 26, 2020 (No. 001-37394)).

4.2
Form of 3.625% Senior Note due 2028 of Black Knight InfoServ, LLC.(incorporated by reference to Exhibit 4.2 to the Form 8-K filed by Black Knight, Inc. on August 26, 2020 (No. 001-37394), which is included as Exhibit A to Exhibit 4.1 to the Form 8-K filed by Black Knight, Inc. on August 26, 2020 (No. 001-37394)).

10.1
First Amendment to the Amended and Restated Credit and Guaranty Agreement, dated as of August 7, 2020, by and among Black Knight InfoServ, LLC, as Borrower, Black Knight Financial Services, LLC, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Black Knight, Inc. on August 11, 2020 (No. 001-37394)).

10.2*
Amended and Restated Limited Liability Company Agreement of Optimal Blue Holdco, LLC, dated September 15, 2020, by and among Optimal Blue Holdco, LLC, THL Optimal Blue Blocker Corp., Black Knight Technologies, LLC, Cannae Holdings, LLC, Black Knight, Inc. (solely for the limited purposes listed therein) and the other Persons who may from time to time become parties thereto in accordance with the terms therein. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Black Knight, Inc. on September 17, 2020 (No. 001-37394)).

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
_______________________________________________
* Certain schedules have been omitted pursuant to Item 601(a)(5) of Registration S-K. A copy of any omitted schedule will be furnished to the Securities and Exchange Commission upon request.
** The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK KNIGHT, INC. (registrant)
Date:	November 9, 2020	By:	/s/ Kirk T. Larsen
Kirk T. Larsen
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	November 9, 2020	By:	/s/ Michele M. Meyers
Michele M. Meyers
Chief Accounting Officer and Treasurer (Principal Accounting Officer)