Form 10-K
period 2020-12-31
Black Knight, Inc.
filed 2021-02-26
CIK 1627014

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Fiscal Year Ended	December 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
The aggregate market value of the shares of Black Knight, Inc. common stock held by non-affiliates of the registrant as of June 30, 2020 was $10,908,979,941 based on the closing price of $72.56 as reported by the New York Stock Exchange.
As of February 25, 2021, there were 156,799,773 shares of Black Knight, Inc. common stock outstanding.
The information in Part III hereof is incorporated by reference to certain information from the registrant's definitive proxy statement for the 2020 annual meeting of shareholders. The registrant intends to file the proxy statement within 120 days after the close of the fiscal year that is the subject of this Report.

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
•security breaches against our information systems or breaches involving our third-party vendors;
•changes to our relationships with our top clients, whom we rely on for a significant portion of our revenues and profit;
•limitation of our growth due to the time and expense associated with switching from competitors' software and services;
•our ability to meet our contractual commitments and to offer high-quality technical support services;
•our ability to comply with or changes in laws, rules and regulations that affect our and our clients' businesses;
•consolidation in our end client market;
•regulatory developments with respect to use of consumer data and public records;
•efforts by the government to address the mortgage market and economic environment;
•our clients' relationships with government-sponsored enterprises;
•our ability to adapt our solutions to technological changes or evolving industry standards or to achieve our growth strategies;
•our ability to compete effectively;
•increase in the availability of free or relatively inexpensive information;
•our ability to protect our proprietary software and information rights;
•infringement on the proprietary rights of others by our applications or services;
•our ability to successfully consummate, integrate and achieve the intended benefits of acquisitions, including the acquisition of Optimal Blue, LLC ("Optimal Blue");
•our reliance on third parties;
•our dependence on our ability to access data from external sources;
•our international operations and third-party service providers;
•our investment in Dun & Bradstreet Holdings, Inc. ("DNB");
•system failures or service interruptions;
•delays or difficulty in developing or implementing new, enhanced or existing mortgage processing or software solutions;
•change in the strength of the economy and housing market generally;
•our existing indebtedness and any additional significant debt we incur;
•the adequacy of our policies and procedures;
•litigation, investigations or other actions against us;
•the market price of our common stock may be volatile;
•our charter and bylaws and provisions of Delaware law may discourage or prevent strategic transactions;
•our intention not to pay dividends on our common stock for the foreseeable future; and
•restrictions on our ability to pursue potential business opportunities under a non-competition agreement with Fidelity National Financial, Inc. and its subsidiaries ("FNF") that we entered in connection with the spin-off from FNF (the "Distribution").

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

Part I
Item 1.    Business
Except as otherwise indicated or unless the context otherwise requires, all references to "Black Knight," the "Company," "we," "us" or "our" are to Black Knight, Inc., a Delaware corporation, and its subsidiaries ("BKI").
Overview
We are an award-winning software, data and analytics company that drives innovation in the mortgage lending and servicing and real estate industries, as well as the capital and secondary markets. Businesses leverage our robust, integrated solutions across the entire homeownership life cycle to help retain existing clients, gain new clients, mitigate risk and operate more effectively. Our clients rely on our proven, comprehensive, scalable products and our unwavering commitment to delivering exceptional client support to achieve their strategic goals and better serve their customers.
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
We believe the breadth and depth of our comprehensive end-to-end, integrated solutions and the insight we provide to our clients differentiate us from other software providers and position us particularly well for emerging opportunities. We have served the mortgage and real estate industries for over 55 years and utilize this experience to design and develop solutions that fit our clients' ever-evolving needs. Our proprietary software solutions and data and analytics capabilities are designed to reduce manual processes, support compliance and quality, mitigate risk and deliver significant cost savings to our clients. Our scale allows us to continually and cost-effectively invest in our business in order to meet industry requirements and maintain our position as a provider of industry-standard platforms for mortgage market participants.
The table below summarizes active first and second lien mortgage loans on our mortgage loan servicing software solution and the related market data, reflecting our leadership in the mortgage loan servicing software solutions market (in millions):

	First lien as of December 31,				Second lien as of December 31,				Total first and second lien as of December 31,
	2020		2019		2020		2019		2020	2019
Active loans	32.4		31.2		3.5		2.7		35.9	33.9
Market size	53.4	(1)	53.0	(1)	12.4	(2)	13.4	(2)	65.8	66.4
Market share	61%		59%		28%		20%		55%	51%
_______________________________________________________
(1)    According to the Black Knight Mortgage Monitor Reports as of December 31, 2020 and 2019 for U.S. first lien mortgage loans.
(2)    According to the January 2021 and December 2019 Equifax National Consumer Credit Trends Reports as of January 4, 2021 and September 30, 2019, respectively, for U.S. second lien mortgage loans.
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
The U.S. mortgage loan origination market consists of both purchase and refinance mortgage loan originations. The mortgage loan origination process is complex and involves multiple parties, significant data exchange and significant regulatory oversight, which requires a comprehensive, scalable solution developed by a company with substantial industry experience. According to the Mortgage Bankers Association ("MBA"), Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") the U.S. mortgage loan origination market for purchase and refinance mortgage loan originations was estimated as follows (in billions):

	2020	2019	2018
Mortgage loan originations:
Purchase	$1,424.0	$1,272.0	$1,185.0
Refinance	2,268.0	796.0	458.0
Total - MBA(1)	$3,692.0	$2,068.0	$1,643.0

Purchase	$1,605.0	$1,326.0	$1,234.0
Refinance	2,806.0	1,136.0	532.0
Total - FNMA(2)	$4,411.0	$2,462.0	$1,766.0

Purchase	$1,419.0	$1,303.0	$1,163.0
Refinance	2,585.0	1,130.0	537.0
Total - FHLMC(3)	$4,004.0	$2,432.0	$1,700.0
_______________________________________________________
Note: Amounts may not recalculate due to rounding.
(1) The 2020, 2019 and 2018 U.S. mortgage loan origination market for purchase and refinance originations is estimated by the MBA Mortgage Finance Forecast as of February 19, 2021, February 18, 2020 and February 11, 2019, respectively.
(2) The 2020 and 2019 U.S. mortgage loan origination market for purchase and refinance originations is estimated by the FNMA Housing Forecast as of January 2021. The 2018 U.S. mortgage loan origination market for purchase and refinance originations is estimated by the FNMA Housing Forecast as of January 2020.
(3) The 2020 and 2019 U.S. mortgage loan origination market for purchase and refinance originations is estimated by the FHLMC Economic and Housing Market Outlook as of January 8, 2021. The 2018 U.S. mortgage loan origination market for purchase and refinance originations is estimated by the FHLMC Economic and Housing Market Outlook as of October 1, 2020.
Market Trends
Market trends that have spurred lenders and servicers to seek software, data and analytics solutions are as follows:
Integral role of technology in the U.S. mortgage loan industry. Over the past few years, the homebuyer’s processes have become more digital and banks and other lenders and servicers have become increasingly focused on automation and workflow management to operate more efficiently and meet their regulatory requirements as well as using technology to enhance the consumer experience during the mortgage loan origination, closing and servicing processes. Since the start of the COVID-19 pandemic, our clients have become increasingly aware that digital solutions are integral to their ability to stay connected with their customer base in times when face-to-face interactions are not possible. We believe technology providers must be able to support the complexity and dynamic nature of the market, display extensive industry knowledge and possess the financial resources to make the necessary investments in technology and software to support lenders. This includes an enhanced digital experience along with the application of artificial intelligence, robotic process automation and adaptive learning.
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
Our clients in this segment are primarily mortgage lenders and servicers. We believe they use our software and services to reduce their operating costs, improve their ability to provide exceptional customer service and enhance the quality and consistency of various aspects of their mortgage operations. We work with our clients to enhance and integrate our software and services in order to assist them in gaining the greatest value from the solutions we provide.

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

Servicing DigitalSM
A white-labeled mobile solution where consumers can review detailed information about their mortgage loan, home and neighborhood. This solution is powered by our data assets and Actionable Intelligence Platform ("AIPSM"), a unified framework for delivering actionable intelligence across the mortgage loan lifecycle.

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

Empower®
Dynamic, innovative loan origination system used by lenders to originate their first mortgage loans, home equity loans and lines of credit across the retail, wholesale, consumer-direct and correspondent lending channels. It provides functionality for every facet of the origination process, including first and second lien mortgage loan products support, loan fulfillment and closing, pre- and post-closing audit and compliance functions, product and pricing, electronic document management and industry-standard interfaces. This solution is supported by Borrower DigitalSM, which allows end consumers to prequalify and apply for loans using any device and helps servicers to enhance integrity and consistency of data.

ExchangeSM
This platform provides a fully interconnected network of originators, agents, settlement services providers and mortgage loan investors in the U.S. It currently connects lenders with more than 25,000 service providers. This secure and integrated solution allows lenders and their service providers to connect and do business electronically.

Expedite®Close
An innovative, end-to-end closing solution that offers the flexibility and scalability lenders need in an eClosing software solution. Based on client-defined rules, decisioning capabilities and transaction data, Expedite Close determines if a closing should use a paper, hybrid or complete digital process. The solution’s embedded rules and workflow identifies such factors as jurisdiction requirements, settlement agent processes, consumer preferences and investor requirements – so users don’t have to. Expedite Close can support paper and hybrid loan closings today as lenders work toward a full digital option.

Optimal BlueSM PPE	Product and pricing solutions used by lenders and mortgage brokers to create and maintain competitive and profitable offerings.

CompassPointSM
Provides the tools, reporting, calculations and automation capabilities necessary to help lenders manage the market risk of their pipeline of interest rate locks. It also provides cash flow engines and modules to help lenders value and understand their portfolio of mortgage servicing rights.

AIVA®
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
Our primary data and analytics services are as follows:
•Property data: A nationwide collection of property information on real estate parcels in the United States. The data is delivered through a variety of distribution mechanisms, including web portals, application programming interfaces, bulk files and through integrations with our proprietary mortgage enterprise software platforms.
•Title plant software: A software platform that helps title companies navigate a vast collection of data regarding property ownership, legal and vesting.
•MLS software solution: A software platform that helps regional MLS associations manage their local area property listings. The platform also enables membership management.
•McDashSM loan data: An extensive repository of mortgage loan performance data, representing the majority of the mortgage loan industry. With advanced data-processing capabilities, customized record layouts and flexible delivery options, it offers current, reliable and high-quality information to meet our clients' needs.
•AFTSM: Model that forecasts prepayments, default, delinquencies and losses on residential mortgage loans and securities. It allows servicers to enhance their collection strategies through our Dialer OptimizerSM solution, which offers the capability to risk rank the servicing portfolio based on expected loss and borrower payment patterns using a proven analytical model.
•Automated Valuation Models (AVMs). Industry-leading data, proprietary information, proven methodologies and advanced user and performance testing deliver exceptionally reliable automated property valuations.
•Rapid Analytics Platform ("RAPSM"). An interactive data science platform that helps companies enhance performance, reduce risk and increase efficiencies by providing a single workspace to source data, execute queries, create advanced analytics and train machine learning models to deliver faster insights. Users of RAPSM have the ability to upload their own data on this platform and join it with Black Knight data.
Our Competitive Strengths
We believe our competitive strengths include the following:
•Market leadership with comprehensive and integrated solutions. We are a leading provider of comprehensive and integrated solutions. We believe our leadership position is, in part, the result of our unique expertise and insight developed from over 55 years serving the needs of clients in the mortgage loan industry. We have used this insight to develop an integrated and comprehensive suite of proprietary software, data and analytics solutions to automate many of the mission-critical business processes across the entire homeownership lifecycle. These integrated solutions are designed to reduce manual processes, assist in improving organizational compliance and mitigating risk, and to ultimately deliver significant cost savings to our clients. Our digital ecosystem encompasses various elements of the mortgage loan lifecycle. By migrating to a digital homebuying environment, we believe we provide modern solutions for an increasingly digital world.
•Broad and deep client relationships with significant recurring revenues. We have long-standing, sticky relationships with our largest clients. We frequently enter into long-term contracts with our software solutions clients that contain a base fee that is contractually obligated. Our products are typically embedded within our clients' mission-critical workflow and decision-making processes across various parts of their organizations.
•Extensive data assets and analytics capabilities. We develop and maintain large, accurate and comprehensive data sets on the mortgage loan and housing industry that we believe are competitively differentiated. Our unique data sets provide a combination of public and proprietary data, and each of our data records features a large number of attributes. Our data scientists utilize our data sets, subject to any applicable use restrictions, and comprehensive analytical capabilities to create highly customized reports, including models of customer behavior for originators and servicers, portfolio analytics for capital markets and government agencies and proprietary market insights for real estate agencies. Our data and analytics capabilities are also embedded into our software solutions and workflow products, providing our clients with integrated and comprehensive solutions.
•Scalable and cost-effective operating model. We believe we have a highly attractive and scalable operating model derived from our market leadership, hosted software solutions and the large number of clients we serve. Our scalable operating model provides us with significant benefits. Our scale and operating leverage allows us to add incremental clients to our existing platforms with limited incremental cost. As a result, our operating model drives attractive margins and generates significant cash flow. Also, by leveraging our scale and leading market position, we are able to make cost-effective investments in our software solutions to assist with complex regulatory and compliance requirements, which we believe increases our value proposition to clients.
Our Strategy
Our comprehensive and integrated software solutions, robust data and analytic capabilities, differentiated business model, broad and deep client relationships and other competitive strengths enable us to pursue multiple growth opportunities. We intend to continue to expand our business and grow through the following key strategies:
•Win new clients. We intend to attract new clients by demonstrating the value proposition provided by our software and comprehensive solutions offering. In particular, we believe there is a significant opportunity to penetrate the mid-tier mortgage loan originators and servicers market. We believe these institutions can benefit from our proven solutions suite in order to address complex regulatory requirements and compete more effectively in the evolving mortgage loan market. We intend to continue to pursue this channel and benefit from the low incremental cost of adding new clients to our scalable applications and infrastructure.
•Cross-sell existing products. We believe our established client base presents a substantial opportunity for growth. We seek to capitalize on the trend of standardization and increased adoption of leading third-party solutions and increase the number of solutions provided to our existing client base. We intend to broaden and deepen our client relationships by cross-selling our suite of end-to-end software solutions, as well as our robust data and analytics. By helping our clients understand the full extent of our comprehensive solutions and the value of leveraging the multiple solutions we offer, we believe we can expand our existing relationships by allowing our clients to focus on their core businesses and their customers.
•Solution development and innovation. Our long-term vision is to be the industry-leading provider for participants of the mortgage and consumer loan, real estate and capital markets verticals for their platform, data and analytic needs. We intend to enhance what we believe is a leadership position by continuing to innovate new solutions with urgency and integrate those solutions with our platforms. We have a strong track record of introducing and developing new solutions that span the homeownership lifecycle, are tailored to specific industry trends and enhance our clients' core operating functions. By working in partnership with key clients, we have been able to develop and market new and advanced solutions to our client base that meet the evolving demands of the mortgage and consumer loan, real estate and capital markets verticals. In addition, we will continue to develop and leverage insights from our large public and proprietary data assets to further improve our client value proposition.
•Selectively pursue strategic acquisitions. The core focus of our strategy is to grow organically. However, we may selectively evaluate strategic acquisition opportunities that would allow us to expand our footprint, broaden our client base and deepen our product and service offerings. We believe that there are meaningful synergies that result from acquiring companies that provide best-in-class single point solutions. Integrating and cross-selling these point solutions into our broader client base and integrating acquisitions into our efficient operating environment would potentially result in revenues and cost synergies.
Our Clients
We have numerous clients in each category of service that we offer. A significant focus of our marketing efforts is on the top-tier and mid-tier U.S. mortgage loan originators and servicers. We also provide our solutions to a number of other financial institutions, investors, attorneys, trustees and real estate professionals.
The U.S. mortgage loan industry is concentrated among the top 25 institutions, and our most significant and long-term relationships tend to follow the industry landscape. We typically provide a growing number of solutions to each client. Because of the depth of these relationships, we derive a significant portion of our aggregate revenues from our largest clients.
For the year ended December 31, 2020, one of our clients accounted for approximately 11% of our Software Solutions segment revenues and another client accounted for approximately 11% of our Data and Analytics segment revenues. No client accounted for more than 10% of our consolidated revenues for the year ended December 31, 2020.
For the year ended December 31, 2020, our five largest clients accounted for approximately 30% of our consolidated revenues and approximately 32% of our Software Solutions segment revenues. However, the revenues in each case are spread across a range of services and are subject to multiple, separate contracts. Although the diversity of the services we provide to each of these clients reduces the risk that we would lose all of the revenues associated with any of these clients, a significant deterioration in our relationships with or the loss of any one or more of these clients could have a material effect on our results of operations or financial condition. See Item 1A. Risk Factors of Part I of this Report.
Sales and Marketing
Our sales and marketing efforts are focused on both winning new clients as well as cross-selling our broad solution set to existing clients.
We have teams of experienced sales personnel with subject matter expertise in particular services and in the needs of the companies in the markets we serve. Marketing activities include direct marketing, print and digital advertising, media relations, video, web-based activities, thought leadership, client meetings and conferences, tradeshow and convention activities and other targeted initiatives. We continue to adapt our sales and marketing efforts based on the current environment to offer a number of virtual tools and techniques that allow us to continue to engage with current and potential clients.
We engage with existing clients on a regular basis and continually focus on engaging with prospective clients. Given the broad range of solutions we offer, we have significant opportunity to expand our sales to our existing client base through cross-selling efforts. We have established a core team of account managers who cross-sell solutions to existing clients at the top-tier and mid-tier U.S. mortgage loan originators and servicers, as well as a number of other financial institutions, investors and real estate professionals.
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
Software Solutions. With respect to our Software Solutions segment, we compete with our clients' internal technology departments and other providers of similar systems, such as Intercontinental Exchange, Inc.'s Mortgage Technology segment and Sagent Lending Technologies. Competitive factors include the quality of the technology-based application or service, application features and functions, ease of delivery and integration, ability of the provider to maintain, enhance and support the applications or services and pricing. We believe that our integrated software solutions and economies of scale in the mortgage loan processing business provide us with a competitive advantage in each of these categories.
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
The financial crisis of 2008 resulted in increased scrutiny of all parties involved in the mortgage loan industry by governmental authorities. This scrutiny has included federal and state governmental review of all aspects of the mortgage lending business, including an increased legislative and regulatory focus on consumer protection practices. Future legislative or regulatory changes are difficult to predict and new laws or regulations that may be implemented by the CFPB or other regulatory bodies may require us to change our business practices or cause us to incur increased costs to comply.
Many consumer advocates, privacy advocates and government regulators believe that existing laws and regulations do not adequately protect privacy or ensure the accuracy of consumer-related data. As a result, they have implemented or are seeking to implement further restrictions, such as the California Consumer Privacy Act ("CCPA"), the California Privacy Rights Act ("CPRA"), the New York Department of Financial Services Cybersecurity Requirements for Financial Services Companies ("NY DFS Cybersecurity Regulation") and the Vermont Act Relating to Data Brokers and Consumer Protection ("Vermont Data Broker Law"), on the acquisition, dissemination or commercial use of personal information within the public and private sectors and are also contemplating requirements relative to data accuracy and the ability of consumers to opt to have their personal data removed from databases such as ours. We are also subject to these state regulations.
Information Technology and Security
We are highly dependent on information technology networks and systems to securely process, transmit and store electronic information. Attacks on information technology systems continue to grow in frequency, complexity and sophistication and we expect this trend to continue. Such attacks have become a point of focus for individuals, businesses and governmental entities. These attacks can create system disruptions, shutdowns or unauthorized disclosure of confidential information, including non-public personal information, consumer data and proprietary business information. Refer to the "Risks Related to Information Security" section of Item 1A. Risk Factors for additional information.
We protect our data assets by providing centralized security solutions and enforcing a defense-in-depth, centralized model that includes deterring, detecting, preventing, analyzing and containing security incidents. We focus on all areas of cybersecurity including threat and vulnerability management, security monitoring, identity and access management, phishing awareness, risk oversight, third-party risk management, disaster recovery and continuity management. We make strategic investments in information security to protect our clients and our information systems. This includes both capital expenditures and operating expenses for hardware, software, personnel and consulting services.
As our primary solutions and services evolve, we apply a comprehensive approach to the mitigation of identified security risks. We have established policies, including those related to privacy, information security and cybersecurity, and we employ a broad and diversified set of risk monitoring and risk mitigation techniques.
•Enterprise Risk Management: We maintain a comprehensive Enterprise Risk Management ("ERM") program that provides the framework to align our risk appetite and strategy to enhance management of enterprise risks, including information security risks. Through our ERM program, we analyze risks inherent to our products, services and businesses, and develop appropriate plans to mitigate those risks. The executive-level Enterprise Risk and Compliance Committee convenes regularly to discuss matters relating to our enterprise risk position and risk management, such as third-party risk, phishing, security incident response, application resiliency, environmental, social and governance responsibilities and external and internal vulnerabilities. The Risk Committee of our Board of Directors oversees the

ERM and Compliance programs through regular reports from our Chief Risk Officer, Chief Information Security Officer and Chief Compliance Officer, and reports on these matters to our board of directors.
•Compliance: Our Compliance function provides the standards and policies to mitigate identified risks, as well as training for our employees on applicable privacy, security, legal and regulatory requirements that provide ongoing enhancement of our security and risk culture.
•Internal Audit: Our Internal Audit function provides provides independent and objective assurance services designed to improve the Company’s operations. Internal Audit focuses a significant portion of their time and resources to the audit of information technology and security. The Internal Audit department is established by the Audit Committee of the Board of Directors, and it directly oversees its results and operations.
Human Capital Management
We power the markets we serve by delivering cutting-edge solutions. Our employees are a key component of our success. Our most important priorities are the health and safety of our employees. Since March 2020, substantially all of our employees have been working from home. We instituted safety protocols and procedures throughout our facilities for essential employees who are on site. In addition, we expanded our employee benefits and other online resources to enable employees to focus on their physical, emotional and social well-being.
We are passionate about giving our employees the tools to equip them for success in their careers, providing the health and wellness benefits needed for physical, mental and social well-being, and delivering on diversity and inclusion initiatives to let every employee know they are valued and respected.
We realize our individual differences are what strengthen us collectively. We are committed to supporting a culture that is representative of the unique values, opinions, cultures and needs of our employees, clients and communities. Through internal programs, including employee training and leadership development, comprehensive benefits and a hands-on leadership team, we support our employees throughout their career.
We strive to attract and retain the most talented employees in the industry by offering competitive compensation and investing in our employees' physical, mental and social well-being to help them achieve goals inside and outside of the office.
As of December 31, 2020, we had approximately 5,700 employees. None of our workforce is unionized. We have not experienced any work stoppages, and we consider our relations with employees to be good.
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
The pandemic has adversely affected the operations of our clients, suppliers and business partners. On March 18, 2020, the U.S. Department of Housing and Urban Development ("HUD") and the Federal Housing Finance Agency ("FHFA") announced a 60-day moratorium on foreclosures and evictions. Likewise, the FHFA also announced forbearance programs for impacted borrowers, allowing mortgage payments to be suspended for up to 12 months. Managing the many aspects of forbearance programs mandated by the FHFA, HUD and the CARES Act may present operational challenges for many servicers of mortgage loans.
Subsequent to the CARES Act, the Federal Housing Administration ("FHA") extended the moratorium on mortgage loan foreclosures and evictions through at least June 30, 2021. In addition, many states have implemented additional guidance that extends their moratorium on mortgage loan foreclosures and evictions, and additional extensions of these moratoriums may be implemented in the future.
We may experience financial impacts due to a number of heightened risks, including:
•lower foreclosure-related transactional revenues in the near term due to the mortgage loan foreclosure moratorium and mortgage loan forbearance plans offered as part of the CARES Act, which may have a negative effect on revenue growth;
•clients' slow-down of implementations, which may delay revenues to future periods;
•challenges to the availability and reliability of our data, solutions and services due to changes to normal operations, including the possibility of COVID-19 cases affecting our employees who may become sick and unable to work or affecting the employees of our clients or other third parties on which we depend;
•higher costs related to employee benefit plans, primarily medical costs, due to any potential increase in COVID-19 cases affecting our employees;
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
There are no comparable events that provide guidance as to the effect the spread of COVID-19 may have, and, as a result, the ultimate effect of the pandemic is highly uncertain and subject to change. We do not yet know the full extent of the effects on our business, our operations or the economy. However, the effects could have a material adverse effect on our business, financial condition and results of operations and heighten many of our known risks described below.

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
Our clients are in a relatively consolidated industry and, as a result, a small number of our clients have accounted for a significant portion of our revenues. We expect that a limited number of our clients will continue to represent a significant portion of our revenues for the foreseeable future. The significant portion of our revenues that a limited number of our clients currently represent may increase in the future. During the year ended December 31, 2020, our five largest clients accounted for approximately 30% of our consolidated revenues.
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
The costs for a mortgage lender or servicer to switch providers of software, data and analytics solutions and services can be significant and the process can take 12 to 18 months, or longer, to complete. As a result, potential clients may decide that it is not worth the time and expense to begin using our solutions and services, even if we offer competitive and economic advantages. If we are unable to convince these prospective clients to switch to our software and services, our ability to increase market share will be limited, which could have a material adverse effect on our growth.
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
As our information technology applications and services develop, we may become increasingly subject to infringement claims. Any such claims, whether with or without merit, could:
•be expensive and time-consuming to defend;
•cause us to cease providing solutions that incorporate the challenged intellectual property;
•require us to redesign our solutions, if feasible;
•divert management's attention and resources; and
•require us to enter into royalty or licensing agreements in order to obtain the right to use necessary technologies.
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
We have sought to reduce our costs by utilizing lower-cost labor outside the United States. Other countries may be subject to higher degrees of political and social instability than the United States and may lack the infrastructure to withstand political unrest or natural disasters. Such disruptions can affect our ability to deliver our solutions on a timely basis, if at all, and to a lesser extent can decrease efficiency and increase our costs. Weakness of the U.S. dollar in relation to the currency used and higher inflation rates experienced in other countries may also reduce anticipated savings. Furthermore, the practice of utilizing labor based in foreign countries has come under increased scrutiny in the United States and, as a result, many of our clients may require us to use labor based in the United States. We may not be able to pass on the increased costs of higher-priced United States-based labor to our clients, which could have a material adverse effect on our business, financial condition and results of operations.
In addition, other countries could adopt new legislation or regulations that could make it difficult, more costly or impossible for us to continue our foreign activities as currently being conducted. In addition, in many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by laws and regulations applicable to us, such as the Foreign Corrupt Practices Act ("FCPA") or other local anti-corruption laws. Any violations of FCPA or local anti-corruption laws by us or our subsidiaries, could result in substantial financial and other penalties, which could have a material adverse effect on our business, financial condition and results of operations.
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
Defects in our software solutions, errors or delays in the processing of electronic transactions, or other difficulties could result in:
•interruption of business operations;
•delay in market acceptance;
•us, or our clients, missing a regulatory deadline;
•additional development and remediation costs;
•diversion of technical and other resources;
•loss of clients;
•negative publicity; or
•exposure to liability claims.
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
Risks Related to Our Investment in DNB
Our investment in DNB may expose us to certain risks, which could have a material adverse effect on our financial condition and results of operations.
As of December 31, 2020, we have invested $492.6 million in Dun & Bradstreet Holdings, Inc. (“DNB”). Refer to Note 4 to the Notes to Consolidated Financial Statements for additional information.
DNB may not be successful in developing and implementing its strategic plans to transform its businesses, including realigning management, simplifying and scaling technology, expanding and enhancing data and optimizing its client services. If the development or implementation of its plans are not successful, DNB may not produce the revenue, margins or earnings that it expects, including offsetting the impact of adverse economic conditions that may exist currently or develop in the future. DNB may also face delays or difficulties in implementing technological, organizational and operational improvements, including its plans to leverage its data insights in new functional areas and utilize existing data architecture to generate high contribution incremental revenue streams, which could adversely affect its ability to successfully compete. In addition, the costs associated with implementing such plans may be more than anticipated and DNB may not have sufficient financial resources to fund all of the desired or necessary investments required in connection with its plans. The existing and future execution of its strategic and operating plans to transform its business will, to some extent, also be dependent on external factors that DNB cannot control. In addition, these strategic and operational plans need to be continually reassessed to meet the challenges and needs of its business in order for DNB to remain competitive. The failure to implement and execute its strategic and operating plans in a timely manner or at all, realize or maintain the cost savings or other benefits or improvements associated with such plans, have financial resources to fund the costs associated with such plans or incur costs in excess of anticipated amounts, or sufficiently assess and reassess these plans could have a material adverse effect on its business, financial condition and results of operations, which may result in us not realizing our expected return on investment, or a negative return on investment.
Our investment is accounted for under the equity method of accounting, through which we record our proportionate share of DNB's net earnings or loss in our consolidated financial statements. Equity-method investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. If our equity-method investment is not recoverable, we may be required to record an impairment charge, which could have a material adverse effect on our financial condition and results of operations.
DNB has elected to take advantage of the ‘‘controlled company’’ exemption to the corporate governance rules for publicly listed companies, which could make their common stock less attractive to some investors or otherwise harm their stock price.
Because DNB qualifies as a ‘‘controlled company’’ under the corporate governance rules for publicly listed companies, DNB is not required to have a majority of its Board of Directors be independent under the applicable rules of the NYSE, nor is it required to have a compensation committee or a corporate governance and nominating committee comprised entirely of independent directors, and its audit committee is not required to be comprised entirely of independent directors for a period of one year following the IPO. Accordingly, should the interests of the investor consortium, including Cannae Holdings, LLC ("Cannae"), affiliates of Thomas H. Lee Partners, L.P. ("THL"), Black Knight and CC Capital Partners LLC, differ from those of other stockholders, the other stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance rules for publicly-listed companies. DNB's status as a controlled company could make its common stock less attractive to some investors or otherwise harm its stock price and, thus, the value of our investment.
Risks Related to Information Security
If we are unable to protect our information systems against data corruption, cyber-based attacks or network security breaches, including breaches involving third-party vendors, or if we are unable to provide adequate security in the electronic transmission of sensitive data, it could have a material adverse effect on us.
We are highly dependent on information technology networks and systems, including the Internet, to securely process, transmit and store electronic information. Security breaches of this infrastructure, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, and the evolving threat landscape can create system disruptions, shutdowns or unauthorized disclosure of confidential information, including non-public personal information, consumer data and proprietary business information. Cyber-based attacks, including those to extort payment in return for the release of sensitive information, are increasing. Unauthorized access, including through use of fraudulent schemes such as "phishing" schemes, could jeopardize the security of information stored in our systems. In addition, malware or viruses could jeopardize the security of information stored or used in a user's computer. If we are unable to prevent or detect such security or privacy breaches or our third-party vendors are unable to prevent or detect such breaches, our operations could be disrupted, or we may suffer loss of reputation, financial loss, lawsuits and regulatory-imposed restrictions and penalties because of lost or misappropriated information, including sensitive consumer data, which could have a material adverse effect on our business, financial condition and results of operations. Likewise, our clients are increasingly imposing more stringent contractual obligations on us relating to our information security protections. If we are unable to maintain protections and processes at a level commensurate with that required by our large clients, it could negatively affect our relationships with those clients, increase our operating or litigation costs or subject us to liability under those contractual obligations, which could have a material adverse effect on our business, financial condition and results of operations.
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

In addition, some of our data suppliers face similar regulatory requirements and, consequently, they may cease to be able to provide data to us or may substantially increase the fees they charge us for this data, which may make it financially burdensome or impossible for us to acquire data that is necessary to offer our products and services. Further, many consumer advocates, privacy advocates and government regulators believe that existing laws and regulations do not adequately protect privacy or ensure the accuracy of consumer-related data. As a result, they have implemented or are seeking to implement further restrictions, such as the CCPA, CPRA, NY DFS Cybersecurity Regulations and Vermont Data Broker Law, on the acquisition, dissemination or commercial use of personal information within the public and private sectors and are also contemplating requirements relative to data accuracy and the ability of consumers to opt to have their personal data removed from databases such as ours. Privacy laws may be interpreted and applied inconsistently from state to state and impose inconsistent or conflicting requirements. Complying with varying jurisdictional requirements could increase the cost and complexity of compliance. Any future laws, regulations or other restrictions limiting the dissemination or use of personal information may reduce the quality and availability of our solutions and services, which could have a material adverse effect on our business, financial condition and results of operations. Further, violations of privacy laws can result in significant penalties and damage to our brand and business.
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
Risk Related to Our Structure
Certain executive officers and members of our Board of Directors have or will have interests and positions that could present potential conflicts.
Certain executive officers and members of our Board of Directors serve on the Board of Directors of other entities or are employed by other entities, including DNB, Trasimene Capital Management, LLC ("Trasimene"), FNF, THL and Cannae.
As a result of the foregoing, there may be circumstances where certain executive officers and directors may be subject to conflicts of interest with respect to, among other things: (i) our ongoing relationships with DNB, Trasimene, FNF, THL or Cannae; (ii) the quality, pricing and other terms associated with services that we provide to DNB, Trasimene or FNF, or that they provide to us; (iii) business opportunities arising for any of us, DNB, Trasimene, FNF, THL or Cannae; and (iv) conflicts of time with respect to matters potentially or actually involving or affecting us.

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
We are restricted from pursuing certain potential business opportunities under the non-competition agreement.
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
General Risk Factors
If we are unable to successfully consummate acquisitions or experience delays in integrating acquisitions, it could have a material adverse effect on us.
One of our strategies to grow our business is to opportunistically acquire complementary businesses, technologies and services. This strategy will depend on our ability to find suitable acquisitions and may depend on financing them on acceptable terms. We may require additional debt or equity financing for future acquisitions, and doing so may be made more difficult by our indebtedness. Raising additional capital for acquisitions through debt financing could result in increased interest expense and may involve agreements that include covenants limiting or restricting our ability to take certain actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional capital for acquisitions through equity financing, the ownership interests of existing shareholders will be diluted.
If we are unable to acquire suitable acquisition candidates, we may experience slower growth. Further, we may face challenges in integrating any acquired business, including our acquisition of Optimal Blue. These challenges may include eliminating redundant operations, facilities and systems, coordinating management and personnel, retaining key employees, managing different corporate cultures, integrating relationships with clients, vendors and business partners while achieving revenue synergies, cost reductions and cross-selling opportunities. The Optimal Blue acquisition involves numerous operational, strategic, financial, accounting, legal, tax and other risks, including potential liabilities associated with the acquired business. Difficulties in integrating Optimal Blue and our ability to manage the combined company, may result in the combined company performing differently than expected, in operational challenges or in the delay or failure to realize anticipated revenue synergies and cost-related efficiencies, and could have an adverse effect on our financial condition, results of operations or cash flows.
Additionally, the acquisition and integration processes may disrupt our business and divert management attention and our resources. If we fail to successfully integrate acquired businesses, products, technologies and personnel, it could impair relationships with employees, clients and strategic partners, distract management attention from our core businesses, result in control failures and otherwise disrupt our ongoing business, any of which could have a material adverse effect on our business, financial condition and results of operations. The anticipated benefits and cost savings of an acquisition may not be realized fully or at all, may take longer to realize than expected or could have other adverse effects that we do not currently foresee. In addition, we may be required to record future charges for impairment of goodwill and other intangible assets resulting from such acquisitions.
We have substantial investments in recorded goodwill and other intangible assets, and an extended economic downturn or troubled mortgage market could cause these investments to become impaired.
Goodwill and other intangible assets are assessed for impairment annually or whenever changes in circumstances indicate that the carrying amount may not be recoverable. Factors that may indicate the carrying value of our intangible assets, including goodwill, may not be recoverable include, but are not limited to, significant underperformance relative to historical or projected future results of operations, a significant decline in our stock price and market capitalization, and negative industry or economic trends. However, if there is an extended economic downturn in the future, the carrying amount of our goodwill or other intangible assets may no longer be recoverable, and we may be required to record an impairment charge, which could have a material adverse effect on our results of operations.
Our indebtedness could have a negative effect on our financing options and liquidity position, and certain of our financing arrangements subject us to various restrictions that could limit our operating flexibility.
As of December 31, 2020, we had approximately $2.2 billion of total debt outstanding.
Our indebtedness could have important consequences to us, including:
•requiring us to use a portion of the money we earn to pay principal and interest on our debt, which could reduce the amount of money available to finance operations, acquisitions and other business activities;
•exposing us to costs and risks associated with agreements limiting our exposure to higher interest rates, as such agreements may not offer complete protection from these risks, and subjecting us to the risk that one or more of the counterparties to these agreements may fail to satisfy their obligations under such agreements;
•limiting our flexibility in planning for or responding to changing business and economic conditions, including increased competition, by causing us to have difficulty borrowing money in the future for working capital, capital expenditures, acquisitions or other purposes and possibly limiting our ability to pursue other business opportunities and implement certain business strategies;
•imposing operating and financial restrictions on our activities, including compliance with, or maintenance of, certain financial tests and ratios, including a minimum interest coverage ratio and maximum leverage ratio, and limit or prohibit our ability to, among other things, take advantage of financing, mergers and acquisitions and other corporate opportunities; and
•exposing us to possible losses in connection with our interest rate swaps that are indexed in LIBOR as result of proposed changes to LIBOR reporting practices or the pending replacement of LIBOR with an alternative reference rate.
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
Provisions contained in our charter and bylaws and provisions of the Delaware General Corporation Law ("DGCL") could delay or prevent us from entering into a strategic transaction with a third party, as applicable, even if such a transaction would benefit our shareholders. For example, our charter and bylaws:
•authorize the issuance of "blank check" preferred stock that could be issued by us upon approval of our Board of Directors to increase the number of outstanding shares of capital stock, making a takeover more difficult and expensive;
•provide that directors elected prior to 2020 may be removed from office only for cause and that any vacancy on our Board of Directors may only be filled by a majority of our directors then in office, which may make it difficult for other shareholders to reconstitute our Board of Directors;
•provide that special meetings of the shareholders may be called only upon the request of a majority of our Board of Directors or by the chairman of the Board of Directors or our chief executive officer; and
•require advance notice to be given by shareholders for any shareholder proposals or director nominees.
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
The market price of our common stock could fluctuate significantly, and you may not be able to resell your shares at or above the price at which your shares were acquired. Those fluctuations could be based on various factors, including those described above and the following:
•our operating performance and the performance of our competitors and fluctuations in our operating results;
•the public's reaction to our press releases, our other public announcements and our filings with the SEC;
•changes in earnings estimates or recommendations by research analysts who follow us or other companies in our industry;
•global, national or local economic, legal and regulatory factors unrelated to our performance;
•announcements of positive news by us or our competitors, such as announcements of new products, services, strategic investments or acquisitions;
•announcements of negative news by us or our competitors, such as announcements of poorer than expected results of operations, data breaches or significant litigation;
•actual or anticipated variations in our or our competitors' operating results, and our and our competitors' growth rates;

•failure by us or our competitors to meet analysts' projections or guidance we or our competitors may give the market;
•changes in laws or regulations, or new interpretations or applications of laws and regulations, that are applicable to our business;
•changes in accounting standards, policies, guidance, interpretations or principles;
•the arrival or departure of key personnel;
•the number of shares publicly traded;
•future sales or issuances of our common stock, including sales, distributions or issuances by us, our officers or directors and our significant shareholders; and
•other developments affecting us, our industry or our competitors.
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
On January 29, 2021, the closing price of our common stock on the NYSE was $81.69 per share. We had 6,125 holders of record of our common stock as of January 31, 2021. The actual number of shareholders is greater than this number of record holders, and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
There were no unregistered sales of equity securities during the years ended December 31, 2020, 2019 and 2018.
Within 120 days after the close of our fiscal year, we intend to file with the SEC a definitive proxy statement pursuant to Regulation 14A of the Exchange Act, which will include information concerning securities authorized for issuance under our equity compensation plans and other matters required by Items 10 through 14 of Part III of this Report.

Share Repurchase Program
On January 31, 2017, our Board of Directors authorized a three-year share repurchase program, under which we could repurchase up to 10 million shares of Black Knight Financial Services, Inc. ("BKFS") Class A common stock through February 2, 2020, through open market purchases, negotiated transactions or other means, in accordance with applicable securities laws and other restrictions. In connection with the Distribution, our Board of Directors approved a share repurchase program authorizing the repurchase of shares of BKI common stock consistent with the previous BKFS share repurchase program.
On February 12, 2020, our Board of Directors approved a three-year share repurchase program authorizing us to repurchase up to 10 million shares of our outstanding common stock through February 12, 2023, through open market purchases, negotiated transactions or other means, in accordance with applicable securities laws and other restrictions. This share repurchase program replaced our previous share repurchase program that expired on February 2, 2020.
There were no share repurchases during the year ended December 31, 2020.
Performance Graph
The following graph shows a comparison of the cumulative total return for our common stock, the S&P 500 Index and the S&P North American Technology Sector Index from December 31, 2015 through December 31, 2020. The data for the S&P 500 Index and the S&P North American Technology Sector Index assumes reinvestment of dividends. The graph assumes an initial investment of $100, and the cumulative returns are based on the market price as of each year-end. Note that historic stock price performance is not necessarily indicative of future stock price performance.

*$100 invested on December 31, 2015 in Black Knight or each respective index, including reinvestment of dividends.
Copyright© 2021 Standard & Poor's, a division of S&P Global. All rights reserved.

	December 31,
	2015	2016	2017	2018	2019	2020
Black Knight	$100	$114	$134	$136	$195	$267
S&P 500 Index	$100	$112	$136	$130	$171	$203
S&P North American Technology Sector Index	$100	$114	$156	$161	$230	$333
Item 6.    Selected Financial Data
See Part II, Item 6. Selected Financial Data in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 28, 2020, for selected financial data for the years ended December 31, 2019, 2018, 2017 and 2016.

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
Except as otherwise indicated or unless the context otherwise requires, all references to "Black Knight," the "Company," "we," "us" or "our" are to Black Knight, Inc., a Delaware corporation, and its subsidiaries ("BKI").
Overview
We are an award-winning software, data and analytics company that drives innovation in the mortgage lending and servicing and real estate industries, as well as the capital and secondary markets. Businesses leverage our robust, integrated solutions across the entire homeownership life cycle to help retain existing clients, gain new clients, mitigate risk and operate more effectively. Our clients rely on our proven, comprehensive, scalable products and our unwavering commitment to delivering exceptional client support to achieve their strategic goals and better serve their customers.
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
We believe the breadth and depth of our comprehensive end-to-end, integrated solutions and the insight we provide to our clients differentiate us from other software providers and position us particularly well for evolving opportunities. We have served the mortgage loan and real estate industries for over 55 years and utilize this experience to design and develop solutions that fit our clients' ever-evolving needs. Our proprietary software solutions and data and analytics capabilities are designed to reduce manual processes, support compliance and quality, mitigate risk and deliver significant cost savings to our clients. Our scale allows us to continually and cost-effectively invest in our business in order to meet industry requirements and maintain our position as a provider of industry-standard platforms for mortgage loan market participants.
The table below summarizes the number of active first and second lien mortgage loans on our mortgage loan servicing software solution and the related market data, reflecting our leadership in the mortgage loan servicing software solutions market (in millions):

	First lien				Second lien				Total first and second lien
	2020		2019		2020		2019		2020	2019
Active loans	32.4		31.2		3.5		2.7		35.9	33.9
Market size	53.4	(1)	53.0	(1)	12.4	(2)	13.4	(2)	65.8	66.4
Market share	61%		59%		28%		20%		55%	51%

_______________________________________________________
(1)    According to the Black Knight Mortgage Monitor Reports as of December 31, 2020 and 2019 for U.S. first lien mortgage loans.
(2)    According to the January 2021 and December 2019 Equifax National Consumer Credit Trends Reports as of January 4, 2021 and September 30, 2019, respectively, for U.S. second lien mortgage loans.
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
Recent Developments
2020 Acquisitions
On March 3, 2020, we completed the acquisition of Collateral Analytics, LLC ("Collateral Analytics"), a provider of real estate products and tools to support appraisers, appraisal management companies, lenders, investors and government agencies. The acquisition is integrated into our Data and Analytics segment and enhances our real estate solutions and automated valuation model offerings.
On August 27, 2020, we completed the acquisition of DocVerify, a solution that provides proof of the integrity of digital documents, enabling organizations across a wide range of industries to streamline processes, safeguard sensitive information and reduce costs. DocVerify is reported within our Software Solutions segment and helps accelerate our goal of digitizing the entirety of the real estate and mortgage continuum as DocVerify’s trusted and proven digital document verification capabilities are integrated with Expedite®Close, our digital closing platform.
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
On September 15, 2020, we completed a series of transactions and completed the acquisition of Optimal Blue. In connection with the acquisition of Optimal Blue, we contributed $762.0 million in cash and our Compass Analytics business to Optimal Blue Holdco. As of December 31, 2020, we own 60% of Optimal Blue Holdco.
Optimal Blue Holdco is subject to the consolidation guidance related to variable interest entities as set forth in Accounting Standards Codification ("ASC") Topic 810, Consolidation ("ASC 810"). We are the primary beneficiary of Optimal Blue Holdco through our controlling interest and possess the rights established in the Amended and Restated Limited Liability Company Agreement of Optimal Blue Holdco (the" OB Holdco LLC Agreement"). As such, we control Optimal Blue Holdco and its subsidiaries and consolidate its financial position and results of operations. Intercompany transactions between us and Optimal Blue Holdco and its subsidiaries are eliminated in consolidation. Refer to Note 2 — Significant Accounting Policies to the Notes to Consolidated Financial Statements for additional information.

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
Refer to Note 3 — Business Acquisitions to the Notes to Consolidated Financial Statements for additional information related to our current and prior years acquisitions.
DNB Investment
On July 6, 2020, Dun & Bradstreet Holdings, Inc. ("DNB") closed its previously announced initial public offering ("DNB IPO") and we invested $100.0 million in the DNB private placement. In connection with the closing of the DNB IPO and the DNB private placement, our limited partner interests in Star Parent, L.P. were exchanged for 54.8 million shares of DNB common stock (the "DNB Investment"), which represents ownership of 13.0% of DNB. As of December 31, 2020, DNB's closing share price was $24.90 and the fair value of our investment in DNB was $1,365.8 million. As of December 31, 2020, assuming a statutory tax rate of 25.3%, the estimated after tax value of our investment in DNB is $1,144.8 million.
On January 8, 2021, DNB completed its acquisition of Bisnode Business Information Group AB (the "Bisnode acquisition"). In connection with the Bisnode acquisition, DNB issued an additional 6.2 million shares of common stock, which resulted in a decrease in our ownership interest in DNB to 12.8%.
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
On March 27, 2020 the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") was signed into law in an effort to provide economic assistance to workers, families and businesses and codified the actions of HUD and the FHFA.
Subsequent to the CARES Act, the Federal Housing Administration ("FHA") extended the moratorium on mortgage loan foreclosures and evictions through at least June 30, 2021. In addition, many states have implemented additional guidance that extends their moratorium on mortgage loan foreclosures and evictions, and additional extensions of these moratoriums may be implemented in the future.
There are no comparable events that provide guidance as to the effect the COVID-19 pandemic may have, and, as a result, the ultimate effect of the pandemic is uncertain and subject to change. We do not yet know the full extent of the effects on the economy, the markets we serve, our business or our operations.

Black Knight Response and the Effect on Our Business
We continue to execute on our business continuity plans to address the challenges related to the ongoing COVID-19 pandemic. Since March 2020, substantially all of our employees have been working from home. We are following the requirements and protocols published by the U.S. Centers for Disease Control, the WHO and country, state and local governments. Our most important priorities are the health and safety of our employees and helping the communities where we work and live. We continue to assess when and how we will begin to lift the actions put in place as part of our business continuity plans, including working from home and travel restrictions, while we continue to offer our clients the high level of service they have come to expect from us. We believe our transition to working from home has been successful and has not significantly affected our results of operations, financial condition, cash flows or control environment as of and for the year ended December 31, 2020.
The extraordinary effects of the broad-based response to the COVID-19 pandemic have delayed the timing of certain revenues. Specifically, the current mortgage loan foreclosure moratorium and forbearance plans offered as part of the CARES Act are reducing the number of foreclosures being processed on our BankruptcySM/ForeclosureSM and InvoicingSM software solutions for which revenue is recognized as transactions occur. For the year ended December 31, 2020, approximately $37 million in revenues were delayed beyond 2020. Many of our clients continue to work from home while experiencing origination volume increases as well as an elevated number of customer service calls. As a result, we initially saw delays to some of our implementation timelines, but continue to make progress while many of our clients and team members continue to work remotely. Our teams are focused on supporting our clients in this shifting landscape and stand ready to deliver our solutions.
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
We partner with many of the industry’s leading lenders and servicers and believe it is our duty to serve in a leadership role as we manage through this crisis and beyond. From the start of the COVID-19 crisis, we have worked to provide leadership on behalf of our clients and to provide them with actionable intelligence, including our monthly Mortgage Monitor report and our McDash Flash Forbearance Tracker. We have also published in-depth white papers, held town hall meetings with our clients and have had frequent meetings with senior executives at our clients, government agencies and industry associations. We believe the in-depth data and insights we offer are essential for both mortgage market participants and government entities as we work together to address the economic ramifications of the crisis.
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
Software Solutions
Our Software Solutions segment offers software and hosting solutions that support loan servicing, loan origination and settlement services. Our software solutions revenues were 84%, 86% and 86% of our consolidated revenues for the years ended December 31, 2020, 2019 and 2018, respectively.
The following table summarizes our software solutions revenues (in millions):

	Year ended December 31,			% of segment revenues
	2020	2019	2018	2020	2019	2018
Servicing software solutions	$777.7	$815.5	$799.0	75%	81%	83%
Origination software solutions	262.5	196.8	163.0	25%	19%	17%
Software Solutions	$1,040.2	$1,012.3	$962.0	100%	100%	100%
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
Before the pandemic, foreclosure start volumes were already at historic lows. Our servicing software solutions that are more sensitive to foreclosure volumes were approximately 2% of our consolidated revenues for the year ended December 31, 2020. As a result of the effects of the broad-based response to the COVID-19 pandemic, we have seen lower foreclosure-related transactional revenues due to the mortgage loan foreclosure moratorium and expect this trend to continue due to the mortgage loan forbearance plans offered as part of the CARES Act. As of February 16, 2021, Black Knight’s McDash Flash Forbearance Tracker estimated 2.7 million homeowners, or 5.1% of all U.S. mortgage loans, were in COVID-19 mortgage loan forbearance plans.
Our origination software solutions primarily include our solutions that automate and facilitate the origination of mortgage loans and provide an interconnected network allowing the various parties and systems associated with lending transactions to exchange data quickly and efficiently. For our origination software solutions, our loan origination system revenues are based on closed loan volumes subject to minimum base subscription fees that are contractually obligated, which limits our exposure to declines in origination volumes. Some of our origination software solutions are exposed to variances in origination volumes, primarily related to refinance volumes due to the nature of the services provided. Given the near record low level of mortgage loan rates, we have seen elevated volumes related to refinance originations. We expect this trend to continue during the first half of 2021 followed by a subsequent decline in origination volumes during the second half of 2021. Despite the initial decline with stay-at-home orders and similar restrictive mitigation measures issued in various parts of the country for an unknown duration, we have seen some improvement in purchase origination volumes due to pent-up demand and the current interest rate environment. Our origination software solutions that are more sensitive to origination volumes were approximately 6% of our consolidated revenues for the year ended December 31, 2020.
Data and Analytics
Our Data and Analytics segment offers data and analytics solutions to the mortgage, real estate and capital markets verticals. These solutions include property ownership data, lien data, servicing data, automated valuation models, collateral risk scores, behavioral models, a multiple listing service software solution and other data solutions. Our data and analytics business is predominantly based on longer-term strategic data licenses, other data licenses and subscription-based revenues. Our data and analytics revenues were 16%, 14% and 14% of our consolidated revenues for the years ended December 31, 2020, 2019 and 2018, respectively. Our data and analytics solutions that are more sensitive to fluctuations in home buying activity and origination volumes were approximately 5% of our consolidated revenues for the year ended December 31, 2020 and relate to services where we provide data necessary for title insurance and other settlement service activities.
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
Our judgments for revenue recognition relate to (i) identifying performance obligations within the arrangement, including whether those obligations are distinct or should be combined; (ii) determining the standalone selling price ("SSP") for each performance obligation; and (iii) determining the effect of contract modifications.
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
Purchase Accounting
We are required to allocate the purchase price of acquired businesses to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values, with the excess recorded as goodwill. We generally engage third-party valuation specialists to assist us in making fair value determinations. The third-party valuation specialists generally use discounted cash flow models, which require internally-developed assumptions, to determine the acquisition fair value of client relationship intangible assets and developed technology software assets. Assumptions for client relationship asset valuations generally include forecasted revenue attributable to existing customer contracts and relationships, estimated annual attrition, forecasted earnings before interest, taxes, depreciation and amortization margin and estimated weighted average cost of capital and discount rates. Assumptions for software asset valuations generally include forecasted revenue attributable to the software assets, obsolescence rates, estimated royalty rates and estimated weighted average cost of capital and discount rates.
If the initial accounting for a business combination is incomplete by the end of the reporting period during which the combination took place, we are required to record provisional amounts in our financial statements for items for which the accounting has not been completed. Measurement period adjustments to provisional purchase price allocations are recognized in the period in which they are determined, with the effect on earnings of changes in depreciation, amortization or other income resulting from such changes calculated as if the accounting had been completed on the acquisition date. Any new assets or liabilities identified during the measurement period are recognized as of the acquisition date. The measurement period ends the sooner of one year from the acquisition date or when we receive the information we were seeking about facts and circumstances that existed as of the acquisition date or learn that more information is not obtainable.
Refer to Note 3 to the Notes to Consolidated Financial Statements for discussion of our acquisitions during years ended December 31, 2020, 2019 and 2018.
Goodwill and Other Intangible Assets
Goodwill is tested for impairment annually or more frequently if circumstances indicate potential impairment, through a comparison of a reporting unit's fair value to its carrying value. A qualitative or quantitative assessment of factors that may indicate a potential for impairment include macroeconomic conditions, industry and market changes, our overall financial performance, changes in share price and other events or changes in circumstances that could negatively affect us. If the results of a qualitative assessment indicate a potential for impairment, a quantitative goodwill impairment test is performed. The quantitative process of determining whether or not an asset, such as goodwill, is impaired or recoverable relies on a weighted average of multiple valuation methods, primarily a combination of an income approach and a market approach. The income approach includes the present value of estimated future cash flows, while the market approach uses earnings multiples of similar guideline public companies. Such projections are inherently uncertain. A quantitative goodwill impairment analysis is sensitive to changes in estimates of future cash flows and discount rates. Changes to these estimates might result in material changes in the fair value of the reporting units and determination of the recoverability of goodwill.
Other intangible assets, net of accumulated amortization, consist primarily of client relationship assets. Intangible assets with definite useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Indefinite-lived intangible assets are not amortized, but are reviewed for impairment at least annually in accordance with ASC 350.
Factors Affecting the Comparability of Our Results of Operations
Our historical results of operations may not be comparable to our results of operations in future periods as a result of these and a number of other factors. In addition, our results of operations may vary from period to period. Set forth below is a brief discussion of the key factors affecting the comparability of our results of operations.
Revenues. On September 15, 2020, we completed a series of transactions and completed the acquisition of Optimal Blue. The reported results for 2020 include revenues of $37.6 million from our acquisition of Optimal Blue.
Investments in Unconsolidated Affiliates. In 2019, we completed our D&B Investment for an economic ownership of approximately 18.1%. Our Net earnings for the year ended December 31, 2019 include our equity in losses of Star Parent for the period from February 8, 2019 to December 31, 2019. In 2020, in connection with the closing of DNB IPO and the DNB

Private Placement, our limited partner interests in Star Parent were exchanged for 54.8 million shares of DNB common stock, which represents ownership of 13.0% of DNB. Our Net earnings for the year ended December 31, 2020 include a non-cash gain of $88.2 million recognized as a result of DNB IPO and concurrent private placement. Refer to Note 4 to the Notes to Consolidated Financial Statements for additional information related to the DNB Investment.
Redeemable Noncontrolling Interests. Redeemable noncontrolling interests represent the collective 40% equity interest owned by Cannae and THL in Optimal Blue Holdco. Refer to Note 1 to the Notes to Consolidated Financial Statements for additional information related to Redeemable noncontrolling interests.
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
Expenses
The following is a brief description of the components of our expenses:
•Operating expenses primarily include compensation costs, including equity-based compensation and benefits, hardware and software maintenance costs, software subscription costs, cloud computing costs, rent-related costs and professional services.
•Transition and integration costs for 2020 and 2019 primarily consisted of costs associated with acquisitions and expense reduction initiatives. In 2018, these costs primarily consisted of costs associated with executive transition, transition-related costs as we transferred certain corporate functions from FNF following the Distribution and costs associated with acquisitions.
•Depreciation and amortization expense consists of our depreciation related to investments in property and equipment, including hardware, as well as amortization of purchased and developed software and other intangible assets, primarily client relationship assets recorded in connection with acquisitions. It also includes the amortization of previously deferred contract costs.
•Interest expense, net consists primarily of interest expense on our borrowings, amortization of our debt issuance costs and original issue discount, payments on our interest rate swaps, commitment fees on our revolving credit facility and administrative agent fees net of capitalized interest and interest income.
•Other income, net for 2020 primarily related to a recognized gain for the resolution of a legacy legal matter. Other expense, net for 2019 primarily related to legal fees. Other expense, net for 2018 primarily related to the loss on extinguishment of debt and costs incurred in connection with our debt refinancing on April 30, 2018.
•Income tax expense represents federal, state, local and foreign taxes.
•Equity in losses of unconsolidated affiliates, net of tax primarily represents the effect of our investment in DNB, which is accounted for as an equity-method investment. Refer to Note 4 to the Notes to Consolidated Financial Statements for additional information.

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
Consolidated Results of Operations
The following tables present certain financial data for the periods indicated (dollars in millions):

	Year ended December 31,
	2020	2019	2018
Revenues	$1,238.5	$1,177.2	$1,114.0
Expenses:
Operating expenses	669.6	646.0	625.4
Depreciation and amortization	270.7	236.2	217.0
Transition and integration costs	31.4	5.4	6.6
Total expenses	971.7	887.6	849.0
Operating income	266.8	289.6	265.0
Operating margin	21.5%	24.6%	23.8%
Interest expense, net	(62.9)	(63.5)	(51.7)
Other income (expense), net	16.4	(1.4)	(7.1)
Earnings before income taxes and equity in earnings (losses) of unconsolidated affiliates	220.3	224.7	206.2
Income tax expense	41.6	41.9	37.7
Earnings before equity in earnings (losses) of unconsolidated affiliates	178.7	182.8	168.5
Equity in earnings (losses) of unconsolidated affiliates, net of tax	67.1	(74.0)	—
Net earnings	245.8	108.8	168.5
Net losses attributable to redeemable noncontrolling interests	18.3	—	—
Net earnings attributable to Black Knight	$264.1	$108.8	$168.5

Net earnings per share attributable to Black Knight common shareholders:
Diluted	$1.73	$0.73	$1.14
Weighted average shares of common stock outstanding:
Diluted	152.9	148.6	148.2

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Segment Financial Results
Revenues
The following table sets forth revenues by segment for the periods presented (in millions):

	Year ended December 31,		Variance
	2020	2019	$	%
Software Solutions	$1,040.2	$1,012.3	$27.9	3%
Data and Analytics	198.7	165.4	33.3	20%
Corporate and Other(1)	(0.4)	(0.5)	0.1	NM
Total	$1,238.5	$1,177.2	$61.3	5%
_______________________________________________________
(1)    Revenues for Corporate and Other represent deferred revenue purchase accounting adjustments recorded in accordance with GAAP.

Software Solutions
Revenues were $1,040.2 million in 2020 compared to $1,012.3 million in 2019, an increase of $27.9 million, or 3%. Our servicing software solutions revenues decreased 5%, or $37.8 million, as increased revenues from new and existing clients on MSP® were more than offset by the effect of client deconversions and approximately $37 million of lower revenues related to the effect of lower foreclosure related volumes due to the foreclosure moratorium as part of the CARES Act. Our origination software solutions revenues increased 33%, or $65.7 million, primarily driven by revenues of $37.6 million from our acquisition of Optimal Blue, increased revenues from new clients and higher origination volumes, partially offset by higher license and termination fees in the prior year.
Data and Analytics
Revenues were $198.7 million in 2020 compared to $165.4 million in 2019, an increase of $33.3 million, or 20%. The increase was primarily driven by higher origination volumes, strong sales execution and revenues of $10.8 million from our acquisition of Collateral Analytics.
EBITDA and EBITDA margin
The following tables set forth EBITDA (in millions) and EBITDA margin by segment for the periods presented:

	Year ended December 31,		Variance
	2020	2019	$	%
Software Solutions	$604.6	$599.6	$5.0	1%
Data and Analytics	64.8	42.0	22.8	54%

	Year ended December 31,		Variance
	2020	2019	Basis points
Software Solutions	58.1%	59.2%	(110)
Data and Analytics	32.6%	25.4%	720
Software Solutions
EBITDA was $604.6 million in 2020 compared to $599.6 million in 2019, an increase of $5.0 million, or 1%, with an EBITDA margin of 58.1%, a decrease of 110 basis points from the prior year. The EBITDA margin decrease was driven by revenue mix primarily related to high incremental margins associated with the lower foreclosure related revenues due to the foreclosure moratorium and higher revenues from acquisitions with margins slightly below the segment average.
Data and Analytics
EBITDA was $64.8 million in 2020 compared to $42.0 million in 2019, an increase of $22.8 million, or 54%, with an EBITDA margin of 32.6% in 2020 compared to 25.4% in 2019. The EBITDA margin increase was primarily driven by incremental margins on revenue growth.
Consolidated Financial Results
Operating Expenses
The following table sets forth operating expenses by segment for the periods presented (in millions):

	Year ended December 31,		Variance
	2020	2019	$	%
Software Solutions	$435.6	$412.7	$22.9	6%
Data and Analytics	133.9	123.4	10.5	9%
Corporate and Other(1)	100.1	109.9	(9.8)	(9)%
Total	$669.6	$646.0	$23.6	4%
_______________________________________________________
(1)    Operating expenses for Corporate and Other include equity-based compensation, including certain related payroll taxes, of $40.6 million and $51.7 million in 2020 and 2019, respectively.
The increase in Operating Expenses was primarily driven by the effect of current and prior year acquisitions, higher net personnel expense, software subscription and maintenance costs, and data acquisition costs, partially offset by lower equity-based compensation, medical costs and travel related costs.

Depreciation and Amortization
The following table sets forth Depreciation and amortization by segment for the periods presented (in millions):

	Year ended December 31,		Variance
	2020	2019	$	%
Software Solutions	$120.9	$123.9	$(3.0)	(2)%
Data and Analytics	15.1	15.9	(0.8)	(5)%
Corporate and Other(1)	134.7	96.4	38.3	40%
Total	$270.7	$236.2	34.5	15%
_______________________________________________________
(1)    Depreciation and amortization for Corporate and Other primarily represents net incremental depreciation and amortization adjustments associated with the application of purchase accounting recorded in accordance with GAAP.
The increase in Depreciation and amortization is primarily driven by the effect of amortization of acquired intangible assets and software and new hardware and software placed in service as a result of new client wins.
Transition and Integration Costs
Transition and integration costs were $31.4 million in 2020 compared to $5.4 million in 2019. Transition and integration costs in 2020 and 2019 primarily consisted of costs associated with acquisitions, including transaction costs of $15.0 million related to the acquisition of Optimal Blue, and expense reduction initiatives.
Interest Expense, Net
Interest expense, net was $62.9 million in 2020 compared to $63.5 million in 2019, a decrease of $0.6 million, or 1%. The decrease was primarily driven by lower average interest rates, partially offset by higher average debt balances following the acquisition of Optimal Blue.
Other Expense, Net
Other income, net was $16.4 million in 2020 compared to Other expense, net $1.4 million in 2019. The 2020 amounts are primarily related to a recognized gain of $18.5 million for the resolution of a legacy legal matter. The 2019 amounts are primarily related to legal fees.
Income Tax Expense
Income tax expense was $41.6 million in 2020 compared to $41.9 million in 2019. Our effective tax rate was 18.9% in 2020 compared to 18.6% in 2019. Refer to Note 19 to the Notes to Consolidated Financial Statements for more information related to the components of our effective tax rate.
Equity in Earnings (Losses) of Unconsolidated Affiliates, Net of Tax
Equity in earnings (losses) of unconsolidated affiliates, net of tax consists of the following (in millions):

	Year ended December 31,
	2020	2019
Equity in losses of unconsolidated affiliates, net of tax	$(26.1)	$(74.0)
Gain related to DNB IPO and concurrent private placement, net of tax	88.2	—
Sale of an equity method investment, net of tax	5.0	—
Equity in earnings (losses) of unconsolidated affiliates, net of tax	$67.1	$(74.0)
Refer to Note 4 to the Notes to Consolidated Financial Statements for more information related to our investment in DNB.
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
See Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 28, 2020, for a discussion of our consolidated results of operations for 2019 compared to 2018.
Liquidity and Capital Resources
Cash Requirements
Our primary sources of liquidity are our existing cash balances, cash flows from operations and borrowings on our revolving credit facility. As of December 31, 2020, we had cash and cash equivalents of $34.7 million, debt principal of $2,213.7 million and available capacity of $702.3 million on our revolving credit facility. Our existing credit facility matures on April 30, 2023.

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
The CARES Act allows us to defer payments of our share of social security taxes until December 31, 2021 and 2022. As of December 31, 2020, we have deferred $14.8 million of payments related to employer social security taxes.
Cash Flows
The following table provides a summary of cash flows from operating, investing and financing activities (in millions):

	Year ended December 31,			Variance
	2020	2019	2018	2020 v. 2019	2019 v. 2018
Cash flows provided by operating activities	$415.4	$378.3	$435.5	$37.1	$(57.2)
Cash flows used in investing activities	(2,089.2)	(551.0)	(144.1)	(1,538.2)	(406.9)
Cash flows provided by (used in) financing activities	1,693.1	167.8	(287.3)	1,525.3	455.1
Net increase (decrease) in cash and cash equivalents	$19.3	$(4.9)	$4.1	$24.2	$(9.0)
Operating Activities
The $37.1 million increase in cash provided by operating activities in 2020 compared to 2019 is primarily related to higher earnings and the timing of payments for employer payroll taxes, partially offset by acquisition-related payments. The $57.2 million decrease in cash provided by operating activities in 2019 compared to 2018 was primarily related to the timing and amount of cash receipts for Trade receivables, net, higher payments primarily related to income taxes and incentive bonus, and the timing of payments for Trade accounts payable and other accrued liabilities.
Investing Activities
The $1,538.2 million increase in cash used in investing activities in 2020 compared to 2019 is primarily related to the acquisition of Optimal Blue, partially offset by higher investments related to Star Parent in 2019. The $406.9 million increase in cash used in investing activities in 2019 compared to 2018 was primarily related to investments in Star Parent and our acquisition of Compass Analytics.
Financing Activities
The $1,525.3 million increase in cash provided by financing activities in 2020 compared to 2019 is primarily related to the issuance by BKIS of $1.0 billion in aggregate principal amount of 3.625% senior unsecured notes due 2028 (the "Senior Notes"), contributions from affiliates of Cannae and THL to their redeemable noncontrolling interests in Optimal Blue Holdco and cash proceeds received from our underwritten common stock offering, partially offset by higher net payments on our revolving credit facility. The $455.1 million increase in cash provided by financing activities in 2019 compared to 2018 was primarily related to an incremental borrowing to fund our DNB Investment as well as fewer share repurchases.
Financing
For a description of our financing arrangements, see Note 12 to the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report, which is incorporated by reference into this Part II Item 7.
Contractual Obligations
Our long-term contractual obligations generally include our debt and related interest payments, data processing and maintenance commitments and operating and finance lease payments for our offices, data centers, property and equipment. These long-term contractual obligations extend through 2028.

As of December 31, 2020, our required annual payments relating to these contractual obligations were as follows (in millions):

		Payments due by period
	Total	2021	2022-2023	2024-2025	Thereafter
Debt(1)	$2,213.7	$73.5	$1,140.2	$—	$1,000.0
Interest on debt(2)	365.4	77.8	116.9	72.5	98.2
Data processing and maintenance commitments	91.1	47.3	43.4	0.4	—
Operating lease payments	45.6	13.6	15.8	8.9	7.3
Other(3)	3.9	1.7	2.2	—	—
Total	$2,719.7	$213.9	$1,318.5	$81.8	$1,105.5
___________________
(1)    Includes finance lease obligations.
(2)    These calculations include the effect of our interest rate swaps and assume that (a) applicable margins remain constant; (b) our term A loan and revolving credit facility variable rate debt is priced at the one-month LIBOR rate in effect as of December 31, 2020; (c) only mandatory debt repayments are made; and (d) no refinancing occurs at debt maturity.
(3)    Other includes commitment fees on our revolving credit facility and rating agencies fees.
Share Repurchase Program
On January 31, 2017, our Board of Directors authorized a three-year share repurchase program, under which we could repurchase up to 10 million shares of Black Knight Financial Services, Inc. ("BKFS") Class A common stock through February 2, 2020, through open market purchases, negotiated transactions or other means, in accordance with applicable securities laws and other restrictions. In connection with the Distribution, our Board of Directors approved a share repurchase program authorizing the repurchase of shares of BKI common stock consistent with the previous BKFS share repurchase program.
A summary of share repurchases for the periods covered in this report is as follows (in millions, except for per share amounts):

Year	Total number of shares repurchased	Aggregate purchase price	Average price paid per share	Shares remaining under repurchase authorization as of December 31,

2018	3.0	$141.5	$47.15	3.8
2019	0.2	11.9	$57.94	3.6
Total	3.2	$153.4	$47.84
On February 12, 2020, our Board of Directors approved a three-year share repurchase program authorizing us to repurchase up to 10.0 million shares of our outstanding common stock through February 12, 2023, through open market purchases, negotiated transactions or other means, in accordance with applicable securities laws and other restrictions. We did not make any repurchases under this program during the year ended December 31, 2020.
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
Our Senior Notes represent our fixed-rate long-term debt. Refer to Note 12 to the Notes to Consolidated Financial Statements. The carrying value of our Senior Notes was $988.1 million, net of original issue discount and debt issuance costs, as of December 31, 2020. The fair value of our Senior Notes was approximately $1,026.3 million as of December 31, 2020. The potential reduction in fair value of the Senior Notes from a hypothetical 10 percent increase in market interest rates would not be material to the overall fair value of debt.
We enter into interest rate swap agreements to hedge forecasted monthly interest rate payments on our variable rate debt. We are exposed to interest rate risk on our debt obligations and related interest rate swaps. As of December 31, 2020, we had $1,196.1 million in long-term debt principal outstanding from our 2018 Facilities, as described in Note 12 to the Notes to Consolidated Financial Statements, all of which is variable rate debt.
As of December 31, 2020, the 2018 Facilities represent our long-term debt obligations exposed to interest rate risk. We performed a sensitivity analysis based on the principal amount of debt as of December 31, 2020, as well as the effect of our interest rate swaps. Further, in this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. An increase of 100 basis points in the applicable interest rate would cause an increase in interest expense of $12.0 million on an annual basis ($2.5 million including the effect of our current interest rate swaps). A decrease in the applicable rate to 0% would cause a decrease in interest expense of $1.6 million on an annual basis ($0.3 million including the effect of our current interest rate swaps) as the 1-week and 1-month LIBOR were approximately 0.10% and 0.15%, respectively, as of December 31, 2020.
As of December 31, 2020, we have the following interest rate swaps agreements (collectively, the "Swap Agreements") (in millions):

Effective dates	Notional amount	Fixed rates
March 31, 2017 through March 31, 2022	$200.0	2.08%
September 29, 2017 through September 30, 2021	$200.0	1.69%
April 30, 2018 through April 30, 2023	$250.0	2.61%
January 31, 2019 through January 31, 2023	$300.0	2.65%
Under the terms of the Swap Agreements, we receive payments based on the 1-month LIBOR rate (approximately 0.15% as of December 31, 2020).
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
Opinion on Internal Control Over Financial Reporting
We have audited Black Knight, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of earnings and comprehensive earnings, equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated February 26, 2021 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired Optimal Blue, LLC (Optimal Blue) during 2020, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, Optimal Blue’s internal control over financial reporting associated with total assets of 1.0% and total revenues of 3.0% included in the consolidated financial statements of the Company as of and for the year ended December 31, 2020. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Optimal Blue.
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
February 26, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Black Knight, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Black Knight, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of earnings and comprehensive earnings, equity, and cash flows for each of the years in the three‑year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Investment in Star Parent, L.P.
As discussed in Note 4 to the consolidated financial statements, the Company made an investment in Star
Parent, L.P., the ultimate parent of The Dun & Bradstreet Corporation, on February 8, 2019.
Acquisition of Optimal Blue, LLC
As discussed in Notes 2 and 3 to the consolidated financial statements, the Company acquired Optimal Blue, LLC (Optimal Blue) on September 15, 2020.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Assessment of revenue recognition for contracts with multiple performance obligations or modifications
As discussed in Notes 2 and 16 to the consolidated financial statements, the Company is often party to multiple concurrent contracts or contracts in which a customer may purchase a combination of products and services. For contracts with customers that contain various combinations of products and services, the Company must evaluate whether the promises within the contract are capable of being distinct and are distinct in the context of the contract. Distinct products or services are accounted for as separate performance obligations, while non-distinct products or services are combined with others to form a single performance obligation. Given the nature of the Company’s product and service offerings, there is complexity in determining whether the promises are separate performance obligations or a combined performance obligation. Further, arrangements with customers may change to reflect new pricing and/or scope of services. For contract modifications, the Company must assess the relevant facts and circumstances to determine if the contract should be accounted for as a separate contract, prospectively or through a cumulative catch-up adjustment. The identification of performance obligations, specifically for revenue contracts with professional services, as well as the determination as to whether a contract modification has occurred and the related accounting treatment, influence the amount and timing of revenue recognition.
We identified the assessment of revenue recognition for contracts with multiple performance obligations or modifications as a critical audit matter. Specifically, the critical audit matter related to the Company’s identification of performance obligations for revenue contracts with professional services, the determination as to whether a contract modification occurred for certain contracts with customers and the resulting accounting treatment. This was due to the extensive audit effort and complex auditor judgment required to evaluate the Company’s contracts in these circumstances.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the revenue recognition process. This included controls over the Company’s review of customer contracts for the identification of performance obligations, determination if a modification has occurred, and determination of the accounting treatment for contract modifications. For selected new and modified revenue arrangements, we assessed the Company’s (1) identification of performance obligations, (2) identification of contract modifications, and (3) analysis of the accounting treatment for contract modifications, by evaluating the Company’s analysis of the revenue arrangements as compared to the revenue recognition standard and the underlying contracts and/or statements of work. In addition, for a sample of professional services revenue transactions, we assessed the Company’s identification of distinct and non-distinct performance obligations by evaluating the Company’s analysis through comparison to contract source documents and correspondence or through involvement of information technology professionals in discussions with the Company’s product and service technicians.
Evaluation of the acquisition-date fair value of the client relationship intangible assets and computer software assets acquired in the Optimal Blue transaction
As discussed in Notes 2 and 3 to the consolidated financial statements, on September 15, 2020, the Company acquired Optimal Blue in a business combination. As a result of the transaction, the Company acquired client relationship intangible assets associated with the generation of future income from Optimal Blue’s existing clients and computer software assets associated with Optimal Blue’s technology applications. The acquisition-date fair value for the client relationship intangible assets and computer software assets was $602.5 million and $79.7 million, respectively.
We identified the evaluation of the acquisition-date fair value of the client relationship intangible assets and computer software assets acquired in the Optimal Blue transaction as a critical audit matter. There was a high degree of subjectivity in evaluating the discounted cash flow models used to determine the acquisition-date fair value of the client relationship intangible assets and computer software assets. The discounted cash flow models included certain internally-developed assumptions for which there was limited observable market information, and the fair value of such assets are sensitive to changes. The internally-developed assumptions for client relationship intangible assets that were more sensitive to changes included 1) forecasted revenues attributable to client contracts, 2) estimated annual attrition, and 3) weighted-average cost of capital (WACC), including estimated discount rates. For computer software assets, the internally-developed assumptions that were more sensitive to changes included 1) forecasted revenues attributable to software assets and 2) estimated royalty rate.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s acquisition-date valuation process, including controls over the development of the above assumptions. We compared the Company’s estimates of:
•forecasted revenue attributable to client relationship intangible assets and computer software assets to Optimal Blue’s historical actual results and to the Company’s peers,
•forecasted annual attrition to Optimal Blue’s historical client attrition data and industry data, and
•royalty rate to third-party royalty rates of similar computer software licenses.
We assessed the assumptions for comparison to those of a market participant, including consideration of recent similar market transactions. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:
•evaluating the Company’s determined WACC by comparing it to the WACCs of the Company’s peers,
•evaluating the Company’s discount rates, by comparing them against a discount rate that was independently developed using publicly available market data for comparable entities,

•evaluating the Company’s selected royalty rate, by comparing it against a royalty rate range that was independently developed using publicly available market data for comparable licensing activities, and
•testing the Company’s model utilized to estimate the fair value of the client relationship intangible assets and computer software assets.
/s/ KPMG LLP
We have served as the Company’s auditor since 2007.
Jacksonville, Florida
February 26, 2021

BLACK KNIGHT, INC.
Consolidated Balance Sheets
(In millions, except share data)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$34.7	$15.4
Trade receivables, net	182.2	175.1
Prepaid expenses and other current assets	70.4	64.8
Receivables from related parties	—	0.2
Total current assets	287.3	255.5
Property and equipment, net	163.1	176.9
Computer software, net	498.3	406.0
Other intangible assets, net	692.3	150.0
Goodwill	3,613.4	2,361.4
Investments in unconsolidated affiliates	470.5	294.9
Deferred contract costs, net	172.3	159.3
Other non-current assets	193.3	158.8
Total assets	$6,090.5	$3,962.8
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable and other accrued liabilities	$88.1	$65.3
Accrued compensation and benefits	79.3	65.5
Current portion of debt	73.0	79.1
Deferred revenues	50.9	50.9
Total current liabilities	291.3	260.8
Deferred revenues	92.7	98.0
Deferred income taxes	284.0	185.3
Long-term debt, net of current portion	2,121.9	1,465.1
Other non-current liabilities	94.9	55.1
Total liabilities	2,884.8	2,064.3
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests	578.0	—
Equity:
Common stock; $0.0001 par value; 550,000,000 shares authorized; 160,085,413 shares issued and 157,014,712 shares outstanding as of December 31, 2020, and 153,062,920 shares issued and 149,697,754 shares outstanding as of December 31, 2019	—	—
Preferred stock; $0.0001 par value; 25,000,000 shares authorized; issued and outstanding, none as of December 31, 2020 and 2019	—	—
Additional paid-in capital	2,053.7	1,586.8
Retained earnings	757.4	490.6
Accumulated other comprehensive loss	(38.8)	(20.2)
Treasury stock, at cost, 3,070,701 shares as of December 31, 2020 and 3,365,166 shares as of December 31, 2019	(144.6)	(158.7)
Total shareholders' equity	2,627.7	1,898.5
Total liabilities, redeemable noncontrolling interests and shareholders' equity	$6,090.5	$3,962.8
See Notes to Consolidated Financial Statements.

BLACK KNIGHT, INC.
Consolidated Statements of Earnings and Comprehensive Earnings
(In millions, except per share data)

	Year ended December 31,
	2020	2019	2018
Revenues	$1,238.5	$1,177.2	$1,114.0
Expenses:
Operating expenses	669.6	646.0	625.4
Depreciation and amortization	270.7	236.2	217.0
Transition and integration costs	31.4	5.4	6.6
Total expenses	971.7	887.6	849.0
Operating income	266.8	289.6	265.0
Other income and expense:
Interest expense, net	(62.9)	(63.5)	(51.7)
Other income (expense), net	16.4	(1.4)	(7.1)
Total other expense, net	(46.5)	(64.9)	(58.8)
Earnings before income taxes and equity in earnings (losses) of unconsolidated affiliates	220.3	224.7	206.2
Income tax expense	41.6	41.9	37.7
Earnings before equity in earnings (losses) of unconsolidated affiliates	178.7	182.8	168.5
Equity in earnings (losses) of unconsolidated affiliates, net of tax	67.1	(74.0)	—
Net earnings	245.8	108.8	168.5
Net losses attributable to redeemable noncontrolling interests	18.3	—	—
Net earnings attributable to Black Knight	$264.1	$108.8	$168.5
Other comprehensive (loss) earnings:
Unrealized holding losses, net of tax(1)	(23.9)	(18.0)	(0.7)
Reclassification adjustments for losses (gains) included in net earnings, net of tax(2)	12.2	—	(2.7)
Total unrealized losses on interest rate swaps, net of tax	(11.7)	(18.0)	(3.4)
Foreign currency translation adjustment, net of tax(3)	(0.1)	(0.1)	(0.2)
Unrealized losses on investments in unconsolidated affiliates(4)	(6.8)	(3.4)	—
Other comprehensive loss	(18.6)	(21.5)	(3.6)
Comprehensive earnings	227.2	87.3	164.9
Net losses attributable to redeemable noncontrolling interests	18.3	—	—
Comprehensive earnings attributable to Black Knight	$245.5	$87.3	$164.9

Net earnings per share attributable to Black Knight common shareholders:
Basic	$1.74	$0.74	$1.14
Diluted	$1.73	$0.73	$1.14
Weighted average shares of common stock outstanding (see Note 5):
Basic	152.0	147.7	147.6
Diluted	152.9	148.6	148.2
______________________________
(1)    Net of income tax benefit of $8.1 million, $6.1 million and $0.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.
(2) Amounts reclassified to net earnings relate to losses (gains) on interest rate swaps and are included in Interest expense, net above. Amounts are net of income tax expense of $4.1 million for the year ended December 31, 2020 and income tax benefit of $1.0 million for the year ended December 31, 2018.
(3) Net of income tax benefit of less than $0.1 million for the years ended December 31, 2020 and 2019 and income tax benefit of $0.1 million for the year ended December 31, 2018.
(4) Net of income tax benefit of $2.3 million and $1.1 million for the years ended December 31, 2020 and 2019, respectively.

See Notes to Consolidated Financial Statements.

BLACK KNIGHT, INC.
Consolidated Statements of Equity
(In millions)

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings (loss)	Treasury stock
	Shares	$				Shares	$	Total equity
Balance, December 31, 2017	153.4	$—	$1,593.6	$201.4	$3.9	2.0	$(90.1)	$1,708.8
Cumulative effect of ASC 606 adoption	—	—	—	11.2	—	—	—	11.2
Adjusted balance, January 1, 2018	153.4	—	1,593.6	212.6	3.9	2.0	(90.1)	1,720.0
Grant of restricted shares of common stock	—	—	(52.2)	—	—	(1.1)	52.2	—
Forfeitures of restricted shares of common stock	—	—	0.6	—	—	—	(0.6)	—
Tax withholding payments for restricted share vesting	(0.2)	—	(9.4)	—	—	—	—	(9.4)
Vesting of restricted shares granted from treasury stock	—	—	0.7	—	—	—	(0.7)	—
Purchases of treasury stock	—	—	—	—	—	3.0	(141.5)	(141.5)
Equity-based compensation expense	—	—	50.7	—	—	—	—	50.7
Net earnings	—	—	—	168.5	—	—	—	168.5
Foreign currency translation adjustment	—	—	—	—	(0.2)	—	—	(0.2)
Unrealized losses on interest rate swaps, net	—	—	—	—	(3.4)	—	—	(3.4)
Receipt from finalization of tax distribution	—	—	1.8	—	—	—	—	1.8
Balance, December 31, 2018	153.2	—	1,585.8	381.1	0.3	3.9	(180.7)	1,786.5
Effect of ASU 2018-02 adoption (Note 2)	—	—	—	(1.0)	1.0	—	—	—
Adjusted balance, January 1, 2019	153.2	—	1,585.8	380.1	1.3	3.9	(180.7)	1,786.5
Grant of restricted shares of common stock	—	—	(43.7)	—	—	(0.9)	43.7	—
Forfeitures of restricted shares of common stock	—	—	3.1	—	—	0.1	(3.1)	—
Tax withholding payments for restricted share vesting	(0.1)	—	(15.9)	—	—	—	—	(15.9)
Vesting of restricted shares granted from treasury stock	—	—	6.7	—	—	0.1	(6.7)	—
Purchases of treasury stock	—	—	—	—	—	0.2	(11.9)	(11.9)
Equity-based compensation expense	—	—	50.8	—	—	—	—	50.8
Net earnings	—	—	—	108.8	—	—	—	108.8
Foreign currency translation adjustment	—	—	—	—	(0.1)	—	—	(0.1)
Equity-based compensation expense of unconsolidated affiliates	—	—	—	1.7	—	—	—	1.7
Unrealized losses on interest rate swaps, net	—	—	—	—	(18.0)	—	—	(18.0)
Other comprehensive loss on investments in unconsolidated affiliates	—	—	—	—	(3.4)	—	—	(3.4)
Balance, December 31, 2019	153.1	$—	$1,586.8	$490.6	$(20.2)	3.4	$(158.7)	$1,898.5

BLACK KNIGHT, INC.
Consolidated Statements of Equity - (Continued)
(In millions)

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock
	Shares	$				Shares	$	Total shareholders' equity	Redeemable noncontrolling interests
Balance, December 31, 2019	153.1	$—	$1,586.8	$490.6	$(20.2)	3.4	$(158.7)	$1,898.5	$—
Effect of ASU 2016-13 adoption (Note 2)	—	—	—	(1.1)	—	—	—	(1.1)	—
Adjusted balance at January 1, 2020	153.1	—	1,586.8	489.5	(20.2)	3.4	(158.7)	1,897.4	—
Issuance of common stock, net of underwriters' discount and issuance costs	7.1	—	484.2	—	—	—	—	484.2	—
Grant of restricted shares of common stock	—	—	(24.9)	—	—	(0.5)	24.9	—	—
Forfeitures of restricted shares of common stock	—	—	0.6	—	—	—	(0.6)	—	—
Tax withholding payments for restricted share vesting	(0.1)	—	(22.4)	—	—	—	—	(22.4)	—
Vesting of restricted shares granted from treasury stock	—	—	10.2	—	—	0.2	(10.2)	—	—
Equity-based compensation expense	—	—	39.4	—	—	—	—	39.4	—
Contributions received for redeemable noncontrolling interests in Optimal Blue Holdco, LLC	—	—	—	—	—	—	—	—	578.0
Fair value adjustment to redeemable noncontrolling interests	—	—	(18.3)	—	—	—	—	(18.3)	18.3
Deferred income taxes recognized related to the contribution of Compass Analytics to Optimal Blue Holdco, LLC	—	—	(1.9)	—	—	—	—	(1.9)	—
Net earnings (loss)	—	—	—	264.1	—	—	—	264.1	(18.3)
Equity-based compensation expense of unconsolidated affiliates	—	—	—	3.8	—	—	—	3.8	—
Foreign currency translation adjustment	—	—	—	—	(0.1)	—	—	(0.1)	—
Unrealized losses on interest rate swaps, net	—	—	—	—	(11.7)	—	—	(11.7)	—
Other comprehensive loss on investments in unconsolidated affiliates	—	—	—	—	(6.8)	—	—	(6.8)	—
Balance, December 31, 2020	160.1	$—	$2,053.7	$757.4	$(38.8)	3.1	$(144.6)	$2,627.7	$578.0

See Notes to Consolidated Financial Statements.

BLACK KNIGHT, INC.
Consolidated Statements of Cash Flows
(In millions)

	Year ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net earnings	$245.8	$108.8	$168.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	270.7	236.2	217.0
Amortization of debt issuance costs and original issue discount	3.4	2.9	3.1
Loss on extinguishment of debt, net	—	—	5.8
Deferred income taxes, net	(20.6)	(3.7)	(7.5)
Equity in (earnings) losses on unconsolidated affiliates, net of tax	(67.1)	74.0	—
Equity-based compensation	39.4	50.8	50.9
Changes in assets and liabilities, net of acquired assets and liabilities:
Trade and other receivables, including receivables from related parties	7.5	7.4	44.5
Prepaid expenses and other assets	(3.2)	(0.9)	(41.5)
Deferred contract costs	(46.9)	(40.9)	(44.8)
Deferred revenues	(20.7)	(15.6)	(6.4)
Trade accounts payable and other liabilities	7.1	(40.7)	45.9
Net cash provided by operating activities	415.4	378.3	435.5
Cash flows from investing activities:
Additions to property and equipment	(23.9)	(22.4)	(30.0)
Additions to computer software	(89.3)	(81.5)	(73.1)
Business acquisitions, net of cash acquired	(1,869.4)	(52.8)	(43.4)
Investments in unconsolidated affiliate	(100.0)	(392.6)	—
Proceeds from sale of investment in unconsolidated affiliate	8.4	—	—
Asset acquisition	(15.0)	—	—
Other investing activities	—	(1.7)	2.4
Net cash used in investing activities	(2,089.2)	(551.0)	(144.1)
Cash flows from financing activities:
Net proceeds from issuance of common stock, before offering expenses	484.6	—	—
Costs directly associated with issuance of common stock	(0.4)	—	—
Issuance of senior unsecured notes, net of original issue discount	990.0	—	—
Revolver borrowings	600.6	876.0	676.9
Revolver payments	(862.9)	(648.5)	(649.4)
Term loan borrowings	—	—	258.6
Term loan payments	(54.7)	(31.3)	(418.5)
Contributions received for redeemable noncontrolling interests	578.0	—	—
Purchases of treasury stock	—	(11.9)	(141.5)
Receipt from finalization of tax distribution	—	—	1.8
Finance lease payments	(13.0)	—	—
Tax withholding payments for restricted share vesting	(22.4)	(15.9)	(9.4)
Debt issuance costs	(2.4)	—	(5.8)
Other financing activities	(4.3)	(0.6)	—
Net cash provided by (used in) financing activities	1,693.1	167.8	(287.3)
Net increase (decrease) in cash and cash equivalents	19.3	(4.9)	4.1
Cash and cash equivalents, beginning of period	15.4	20.3	16.2
Cash and cash equivalents, end of period	$34.7	$15.4	$20.3
Supplemental cash flow information:
Interest paid, net	$(46.8)	$(59.9)	$(48.0)
Income taxes paid, net	$(52.5)	$(51.6)	$(32.8)

See Notes to Consolidated Financial Statements.

BLACK KNIGHT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Except as otherwise indicated or unless the context otherwise requires, all references to "Black Knight," the "Company," "we," "us" or "our" are to Black Knight, Inc., a Delaware corporation ("BKI"), and its subsidiaries.
(1)Basis of Presentation
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
(2)Significant Accounting Policies
The following describes our significant accounting policies that have been followed in preparing the accompanying consolidated financial statements.
Principles of Consolidation
The consolidated financial statements include the accounts of BKI, its wholly-owned subsidiaries and non-wholly owned subsidiaries in which we have a controlling financial interest either through voting rights or means other than voting rights. Intercompany transactions and balances have been eliminated in consolidation. Where our ownership interest in a consolidated subsidiary is less than 100%, the noncontrolling interests’ share of these non-wholly owned subsidiaries is reported in our consolidated balance sheets as a separate component of equity or within temporary equity. The noncontrolling interests’ share of the net earnings (loss) of these non-wholly owned subsidiaries is reported in our Consolidated Statements of Earnings and Comprehensive Earnings as an adjustment to our net earnings to arrive at Net earnings attributable to Black Knight.
We consolidate variable interest entities (“VIEs”) if we are considered the primary beneficiary because we have (a) the power to direct matters that most significantly impact the VIEs economic performance and (b) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. For VIEs where we are not the primary beneficiary, we use the equity method of accounting to report their results. The determination of the primary beneficiary involves judgment. Refer to the “Investments in Unconsolidated Affiliates” section below for additional information related to our equity method investments.
Optimal Blue Holdco, LLC (“Optimal Blue Holdco”), a non-wholly owned subsidiary, is considered a VIE. We are the primary beneficiary of Optimal Blue Holdco through our controlling interest and our rights established in the Amended and Restated Limited Liability Company Agreement of Optimal Blue Holdco dated September 15, 2020 (the “OB Holdco LLC Agreement”). The OB Holdco LLC Agreement was amended on November 24, 2020 to reflect the issuance of Class B units (“OB PIUs”), but this amendment did not affect the controlling interest and our rights established in the OB Holdco LLC Agreement. As such, we control Optimal Blue Holdco and its subsidiaries and consolidate its financial position and results of operations. Intercompany transactions between us and Optimal Blue Holdco and its subsidiaries are eliminated in consolidation. Refer to the “Redeemable Noncontrolling Interests” section below and Note 3 — Business Acquisitions for additional information.
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
Cash and cash equivalents are unrestricted and include the following (in millions):

	December 31,
	2020	2019
Cash	$27.1	$8.2
Cash equivalents	7.6	7.2
Cash and cash equivalents	$34.7	$15.4
Trade Receivables, Net
The carrying amounts reported in the Consolidated Balance Sheets for Trade receivables, net approximate their fair value because of their short-term nature.
A summary of Trade receivables, net of allowance for credit losses is as follows (in millions):

	December 31,
	2020	2019
Trade receivables — billed	$136.4	$136.6
Trade receivables — unbilled	47.9	39.8
Trade receivables	184.3	176.4
Allowance for credit losses	(2.1)	(1.3)
Trade receivables, net	$182.2	$175.1
In addition to the amounts above, we have unbilled receivables that we do not expect to collect within the next year included in Other non-current assets in our Consolidated Balance Sheets. Billings for these receivables are based on contractual terms. Refer to Note 11 — Other Non-Current Assets.
Allowance for Credit Losses
We record our billed and unbilled trade receivables and contract assets at their amortized cost less an allowance for estimated credit losses that are not expected to be recovered over the assets' remaining lifetime based on management’s expectation of collectability. We base our estimate on multiple factors including historical experience with bad debts, our relationship with our clients and their credit quality, the aging of respective asset balances, current macroeconomic conditions and management’s expectations of conditions in the future. Our allowance for expected credit losses is based on management’s assessment of the collectability of assets with similar risk characteristics. We pool our respective asset balances based on risk characteristics primarily related to financial asset type, extent of client relationship, product/solution, business division and delinquency status.
Subsequent changes in the allowance are recorded in Operating expenses. We write off trade receivables in the period when the likelihood of collection of a trade receivable balance is considered remote.

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The rollforward of allowance for credit losses for Trace Receivables, net is as follows (in millions):

	Year ended December 31,
	2020	2019	2018
Beginning balance	$(1.3)	$(1.3)	$(1.9)
Effect of ASU 2016-13 adoption(1)	(0.5)	—	—
Bad debt expense	(1.2)	(1.6)	(0.6)
Write-offs, net of recoveries	0.9	1.6	1.2
Ending balance	$(2.1)	$(1.3)	$(1.3)
_______________________________________________________
(1)    On January 1, 2020, we adopted ASU 2016-13, Financial Instruments — Credit Losses, as well as several other related updates. Refer to section "Recent Accounting Pronouncements" below for details.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in millions):

	December 31,
	2020	2019
Prepaid expenses	$39.7	$37.1
Contract assets, net	20.9	19.5
Other current assets	9.8	8.2
Prepaid expenses and other current assets	$70.4	$64.8
Contract Assets
A contract asset represents our expectation of receiving consideration in exchange for products or services that we have transferred to our client. Contract assets and liabilities, or deferred revenues, are determined and presented on a net basis at the contract level since the rights and obligations in a contract with a client are interdependent. In contrast, a receivable is our right to consideration that is unconditional except for the passage of time required before payment of that consideration is due. The difference in timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables, contract assets and deferred revenues from client advances and deposits. We account for receivables in accordance with Accounting Standards Codification ("ASC") Topic 310, Receivables, and assess both contract assets and receivables for impairment in accordance with the guidance. There were no impairment charges related to contract assets for the years presented.
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
Internal development costs are accounted for in accordance with ASC Topic 985, Software, Subtopic 20, Costs of Software to Be Sold, Leased, or Marketed, or ASC Topic 350, Intangibles - Goodwill and Other, Subtopic 40, Internal-Use Software. Judgment is required in determining the classification of our development costs under these two topics, especially for

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
development of new software products in which marketing strategies may still be in development. We may rely on past practice in cases where that provides the best evidence.
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
Other Intangible Assets, Net
Other intangible assets, net consist primarily of client relationships that are recorded in connection with acquisitions at their fair value based on the results of a valuation analysis, less accumulated amortization. Intangible assets, other than those with indefinite lives, are amortized over their estimated useful lives ranging from 3 to 10 years from the acquisition date using either a straight-line or accelerated method. Client relationships are amortized using an accelerated method that takes into consideration expected client attrition rates over a period of up to 10 years from the acquisition date.
Our property records database, which is an intangible asset not subject to amortization, is included in Other non-current assets in our Consolidated Balance Sheets. Refer to Note 11 — Other Non-Current Assets.
Impairment Testing
Long-lived assets, including property and equipment, computer software and other intangible assets with definite useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. We did not have any events or circumstances indicating impairment of our long-lived assets for the years presented.
Goodwill
Goodwill represents the excess of cost over the fair value of identifiable assets acquired and liabilities assumed in business combinations. Goodwill is not amortized and is tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to the carrying amount. Goodwill is tested for impairment at the reporting unit level. In evaluating the recoverability of goodwill, we consider the amount of excess fair value over the carrying value of each reporting unit, the period of time since a reporting unit's last quantitative test, and other factors to determine whether or not to first perform a qualitative test. When performing an annual goodwill impairment analysis based on a review of qualitative factors, we evaluate if events and circumstances exist that lead to a determination that the fair value of each reporting unit is more likely than not greater than its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we perform a quantitative impairment test. The quantitative test includes determining the fair value of a reporting unit based on a weighted average of multiple valuation methods, primarily a combination of an income approach and a market approach, which are Level 3 and Level 2 inputs, respectively. The income approach includes the present value of estimated future cash flows, while the market approach uses earnings multiples of similar guideline public companies. If the fair value of a reporting unit exceeds its carrying amount, goodwill is not impaired

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
and further testing is not required. We did not have any events or circumstances indicating impairment of our goodwill during the years presented.
Investments in Unconsolidated Affiliates
Investments in entities that we have the ability to exercise significant influence over, but not control, are accounted for using the equity method of accounting. Under the equity method of accounting, investments are recorded at the initial cost and are adjusted for subsequent additional investments and our share of earnings or losses and distributions. We record our share of equity-based compensation expense of unconsolidated affiliates as an adjustment to our investment with a related adjustment to our equity.
Star Parent, L.P. (“Star Parent”), a former non-wholly owned subsidiary (and former parent of Dun & Bradstreet Holdings, Inc. (“DNB”)), was considered a VIE. For the 2019 and 2020 periods in which we had a minority interest in Star Parent, we were a limited partner and did not have the power to direct the activities that most significantly affected Star Parent's economic performance. We did not provide any implicit or explicit liquidity guarantees or principal value guarantees to Star Parent. For these reasons, we were not the primary beneficiary and accounted for our investment using the equity method of accounting. Our investment in Star Parent was recorded within Investments in unconsolidated affiliates on our Consolidated Balance Sheets, and related earnings and losses were recorded in Equity in earnings (losses) of unconsolidated affiliates, net of tax in our Consolidated Statements of Earnings and Comprehensive Earnings.
On July 6, 2020, our investment in Star Parent was exchanged for an investment in DNB in conjunction with their initial public offering (“DNB IPO”). We own less than 20% of DNB but are considered to have the ability to exercise significant influence, but not control, primarily through a combination of our investment in DNB, an agreement with certain other DNB investors pursuant to which we agreed to collectively vote together on matters related to the election of DNB directors for a period of three years following the DNB IPO and our shared Chief Executive Officer. For these reasons, we account for our investment using the equity method of accounting. Our investment in DNB is recorded within Investments in unconsolidated affiliates on our Consolidated Balance Sheets, and related earnings and losses are recorded in Equity in earnings (losses) of unconsolidated affiliates, net of tax in our Consolidated Statements of Earnings and Comprehensive Earnings. Refer to Note 4 – Investments in Unconsolidated Affiliates for additional information.
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
In the event indications exist that a deferred contract cost asset related to a particular contract may not be recoverable, undiscounted estimated cash flows of the total period over which economic benefits for providing the related products or services are expected to be received are projected and compared to the unamortized deferred contract cost balance. If the projected cash flows and any unrecognized revenues are not adequate to recover the unamortized cost, an impairment charge would be recorded to reduce the carrying amount to the contract's net realizable value, including any termination fees provided for under the contract, in the period such a determination is made.
Amortization expense for deferred contract costs is included in Depreciation and amortization in our Consolidated Statements of Earnings and Comprehensive Earnings. Refer to the "Depreciation and Amortization" section below.
Leases
We determine if an arrangement is a lease at contract inception. Right-of-use assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments according to the arrangement. Operating and finance lease right-of-use assets and lease liabilities are recognized as of the commencement date based on the present value of the lease payments over the lease term. We use the implicit rate when it is readily determinable. Otherwise, we

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
use our incremental borrowing rate based on the information available as of the commencement date in determining the present value of lease payments. The lease term we use for the valuation of our right-of-use assets and lease liabilities may include options to extend or terminate the lease when it is reasonably certain that we will exercise those options. Lease expense is recognized on a straight-line basis over the expected lease term. From time to time, we may abandon one or more of our leased assets. Upon abandonment, we accelerate the amortization of right-of-use assets within lease expense.
Right-of-use assets and lease liabilities are recognized for our leases. Right-of-use assets for our operating leases are included in Other non-current assets in our Consolidated Balance Sheets. Refer to Note 11 — Other Non-Current Assets. Right-of-use assets for our finance leases are included in Property and equipment, net in our Consolidated Balance Sheets. Refer to Note 7 — Property and Equipment. For discussion of our operating and finance lease liabilities refer to Note 12 — Long-Term Debt and Note 15 — Leases.
Trade Accounts Payable and Other Accrued Liabilities
The carrying amount reported in the Consolidated Balance Sheets for Trade accounts payable and other accrued liabilities approximates fair value because of their short-term nature.
Trade accounts payable and other accrued liabilities consist of the following (in millions):

	December 31,
	2020	2019
Income taxes payable	$13.6	$5.5
Lease liabilities, current	13.5	12.3
Accrued interest	12.8	0.2
Other taxes payable and accrued	10.7	6.6
Trade accounts payable	8.9	13.0
Other	28.6	27.7
Trade accounts payable and accrued liabilities	$88.1	$65.3
Deferred Revenues
Deferred revenues, or contract liabilities, represent our obligation to transfer products or services to our client for which we have received consideration, or an amount of consideration is due, from the client. During the years ended December 31, 2020, 2019 and 2018, revenues recognized related to the amount included in the Deferred revenues balance at the beginning of each year were $49.5 million, $55.9 million and $51.7 million, respectively.
Deferred Compensation Plan
Certain management-level employees of Black Knight are participants in the Black Knight Deferred Compensation Plan. Participant benefits are provided by a funded rabbi trust. The compensation withheld from the participants, together with investment income, is recorded as a deferred compensation obligation to participants. The assets of the funded rabbi trust are included in Other non-current assets in our Consolidated Balance Sheets. Refer to Note 11 — Other Non-Current Assets. As of December 31, 2020 and 2019, $19.3 million and $14.6 million, respectively, of the related liability is included in Other non-current liabilities on the Consolidated Balance Sheets. As of each December 31, 2020 and 2019, $0.9 million of the related liability is included in Trade accounts payable and other accrued liabilities on the Consolidated Balance Sheets.
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

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Redeemable Noncontrolling Interests
Redeemable noncontrolling interests represent the collective 40% equity interest in Optimal Blue Holdco owned by Cannae Holdings, LLC ("Cannae") and affiliates of Thomas H. Lee Partners, L.P. ("THL"). We have call rights on THL's and Cannae’s equity interests in Optimal Blue Holdco that are exercisable beginning September 15, 2023 at a call price equal to the greater of (i) the fair market value of such interests and (ii) an amount that would result in the multiple of THL’s or Cannae’s return on investment to equal 2.0, as applicable. In addition, THL and Cannae have the right to put their respective interests in Optimal Blue Holdco at a price equal to the fair market value of such interests to (i) Optimal Blue Holdco if there is a change of control of Black Knight or (ii) Optimal Blue Holdco, Black Knight Technologies ("BKT") or Black Knight that are exercisable beginning September 15, 2023. We have the option to satisfy the purchase price in connection with the exercise of any put or call right either in cash or Black Knight common stock other than a put in connection with a change of control of Black Knight, in which case the purchase price is payable only in cash. The equity interests will be settled at the current fair market value, at the time we either provide notice of the call election or receive notice of the put election, as determined by the parties or by a third party appraisal under the terms of OB Holdco LLC Agreement.
As these redeemable noncontrolling interests provide for redemption features not solely within our control, they are presented on our Consolidated Balance Sheets outside of shareholders' equity. We recognize any changes in the redemption price related to these redeemable noncontrolling interests as they occur through Additional paid-in capital.
Treasury Shares
Shares held in treasury are at cost. We charge the cost in excess of par value to Retained earnings when we cancel or retire treasury shares.
Revenues
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

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
software licenses where hosting services may or may not be included in the arrangement. Contracts for software and hosting solutions typically span five to seven years.
For our SaaS offerings, we promise our clients to stand ready to provide continuous access to our processing platforms and perform an unspecified quantity of processing services for a specified term. For this reason, processing services are generally viewed as a stand-ready performance obligation comprised of a series of distinct daily services. We typically satisfy these performance obligations over time as the services are provided. A time-elapsed output method is used to measure progress because our efforts are expended evenly throughout the period given the nature of the promise is a stand-ready service. We evaluate our variable payment terms related to these revenues, and they generally meet the criteria for allocating variable consideration entirely to one or more, but not all, performance obligations in a contract. Accordingly, when the criteria are met, variable amounts based on the number and type of services performed during a period are allocated to and recognized on the day in which we perform the related services. Fixed fees for processing services are generally recognized ratably over the contract period.
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

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Operating Expenses
Operating expenses include all costs, excluding depreciation and amortization, incurred by us to produce revenues. Operating expenses primarily include compensation costs, including equity-based compensation and benefits, software and hardware maintenance costs, professional services fees, rent-related costs, software subscription costs and cloud computing costs. Equity-based compensation is included within Corporate and Other in Note 21—Segment Information.
General and administrative expenses, which are primarily included in Operating expenses within Corporate and Other in Note 21—Segment Information, include compensation costs, including benefits and equity-based compensation, professional services fees, insurance, rent-related costs, software subscription costs and other costs associated with the enterprise risk, finance, human resources, marketing, legal and other support functions.
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
The fair value of our restricted stock awards is measured based on the closing market price of our stock on the grant date. The fair value of OB PIUs is measured using the Black-Scholes model. Income tax effects of awards are recorded in our Consolidated Statements of Earnings and Comprehensive Earnings when the awards vest or are settled. We account for forfeitures as they occur. Refer to Note 17 — Equity for more information.
Depreciation and Amortization
Depreciation and amortization includes the following (in millions):

	Year ended December 31,
	2020	2019	2018
Computer software	$110.4	$97.3	$94.5
Other intangible assets	86.6	59.3	57.2
Deferred contract costs	33.9	42.9	32.9
Property and equipment	39.8	36.7	32.4
Total	$270.7	$236.2	$217.0
Computer software amortization for the year ended December 31, 2018 includes accelerated amortization of $1.7 million related to certain internally developed software. Deferred contract costs amortization for the years ended December 31, 2020, 2019 and 2018 includes accelerated amortization of $0.1 million, $6.2 million and $3.4 million, respectively.
Transition and Integration Costs
Transition and integration costs represent costs primarily associated with acquisitions, expense reduction initiatives, executive transition costs and other transition-related costs.
Interest Expense, Net
Interest expense, net consists primarily of interest expense on our borrowings, amortization of our debt issuance costs and original issue discount, payments on our interest rate swaps, commitment fees on our revolving credit facility and administrative agent fees net of capitalized interest and interest income. Debt issuance costs are amortized using the effective interest method over the expected repayment period of the debt.
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

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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
We record interest and penalties related to income taxes, if any, as a component of Income tax expense on the Consolidated Statements of Earnings and Comprehensive Earnings.
Refer to Note 19—Income Taxes for additional information.
Earnings Per Share
Basic net earnings per share is computed by dividing Net earnings attributable to Black Knight by the weighted-average number of shares of common stock outstanding during the period. Diluted net earnings per share includes the effect of unvested restricted stock awards and may include the effect of unvested OB PIUs in future periods. Refer to Note 5—Earnings Per Share for more information.
Business Acquisitions
We include the results of operations of acquired businesses beginning on the respective acquisition dates. The purchase price is allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values at the acquisition date, with the excess recorded as goodwill. Measurement period adjustments to provisional purchase price allocations are recognized in the period in which they are determined, with the effect on earnings of changes in depreciation, amortization or other income resulting from such changes calculated as if the accounting had been completed on the acquisition date. Acquisition-related costs are expensed as incurred.
Recent Accounting Pronouncements
Recently Adopted Pronouncements
Current Expected Credit Losses (ASC Topic 326, Financial Instruments - Credit Losses ("ASC 326"))
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accountings Standards Update ("ASU") 2016-13, Financial Instruments—Credit Losses, as well as several other related updates, which were codified as ASC 326. This update significantly changes how companies measure and recognize credit impairment for many financial assets. The new standard requires companies to immediately recognize an estimate of credit losses expected to occur over the remaining life of the financial assets included in the scope of this standard.
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
The primary effect of adopting the new standard relates to the changes in our estimated credit losses and providing additional disclosures about our financial assets that are included in the scope of this new standard. Based on our assessment, we did not identify a material change in our financial condition, results of operations or business practices.
We adopted ASC 326 on January 1, 2020 using a modified retrospective approach. The effect of this adoption was an adjustment of $1.1 million, net of tax, to our opening Retained earnings on our Consolidated Statements of Equity.

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Other Accounting Pronouncements
In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815). This update expanded the permissible benchmark interest rates to include the Secured Overnight Financing Rate and the Overnight Index Swap Rate as benchmark interest rates for hedge accounting purposes. We adopted this update on January 1, 2019. This update is required to be applied prospectively to qualifying new or redesignated hedging relationships entered into on and after the date of adoption. We did not enter into new hedging relationships in 2020. We continue to monitor developments related to London Interbank Offered Rate ("LIBOR") transition date and effects it may have on our strategy, systems and processes. Interest rates related to our credit agreement are based on the Eurodollar rate, which is based on LIBOR. The terms of our interest rate swap agreements are also based on LIBOR.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This update removed, modified and added certain disclosure requirements for fair value measurements. We adopted this update on January 1, 2020 and applied its amendments prospectively. This update did not have a material effect on our consolidated financial statements and related disclosures.
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This update allowed a reclassification from Accumulated other comprehensive earnings to Retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 ("Tax Reform Act"). We adopted this update on January 1, 2019 and reclassified $1.0 million from Accumulated other comprehensive (loss) earnings to Retained earnings.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This update eliminated step 2 of the goodwill impairment test that required a hypothetical purchase price allocation. Rather, entities should apply the same impairment assessment to all reporting units and recognize an impairment loss for the amount by which a reporting unit's carrying amount exceeds its fair value, without exceeding the total amount of goodwill allocated to that reporting unit. Entities continue to have the option to perform a qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. We adopted this update on January 1, 2020 and applied its amendments prospectively. This update did not have a material effect on our consolidated financial statements and related disclosures.
Not Yet Adopted Pronouncements
In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This update simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity's own equity. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021 with early adoption permitted but no earlier than fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. We do not expect the adoption of this update to have a material effect on our consolidated financial statements and related disclosures.
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
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This update simplifies accounting for income taxes by eliminating some exceptions to the general approach in ASC

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Topic 740, Income Taxes, related to intraperiod tax allocation, the methodology for calculating income tax in an interim period and the recognition of deferred tax liabilities for outside basis differences. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 with early adoption permitted. The amendments in this update should be applied on either a retrospective basis, modified retrospective basis or prospectively, depending on the provision within the amendment. We do not expect the adoption of this update to have a material effect on our consolidated financial statements and related disclosures.
(3)    Business Acquisitions
2020 Acquisitions
During the year ended December 31, 2020, we completed the acquisitions of the equity interests of Collateral Analytics, LLC ("Collateral Analytics"), the technology assets and business of DocVerify and the equity interests of Optimal Blue, LLC and certain affiliates ("Optimal Blue"). None of these acquisitions met the definition of "significant" pursuant to Article 3 of Regulation S-X (§210.3-05) either individually or in the aggregate. Further details of each acquisition are discussed below.
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
On August 27, 2020, we completed the acquisition of DocVerify, a solution that provides proof of the integrity of digital documents, enabling organizations across a wide range of industries to streamline processes, safeguard sensitive information and reduce costs. DocVerify is reported within our Software Solutions segment and helps accelerate Black Knight’s goal of digitizing the entirety of the real estate and mortgage continuum as DocVerify’s trusted and proven digital document verification capabilities are integrated with Expedite®Close, our digital closing platform.
These acquisitions were not material individually or in the aggregate to our consolidated financial statements.
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

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The Collateral Analytics purchase agreement requires us to pay additional cash consideration based on earnings before interest expense, income tax provision and depreciation and amortization ("EBITDA") over a three-year period beginning April 1, 2020. The DocVerify purchase agreement requires us to pay additional cash consideration based on revenues recognized over a two-year period beginning January 1, 2021. In accordance with ASC Topic 805, Business Combinations ("ASC 805"), we will recognize the majority of this consideration as compensation cost over the related period due to ongoing employment requirements. Refer to Note 13 — Fair Value Measurements for additional information.
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
Optimal Blue Acquisition
On July 26, 2020, we entered into a definitive equity purchase agreement with affiliates of private equity firm GTCR, LLC, to purchase Optimal Blue, a leading provider of secondary market solutions and actionable data services. We also entered into forward purchase agreements with Cannae and affiliates of THL (collectively, the "FPAs"), whereby Cannae and affiliates of THL agreed to each acquire 20% of the equity interests of a newly formed entity, Optimal Blue Holdco, for a purchase price of $289.0 million. Optimal Blue Holdco was formed for the purpose of acquiring Optimal Blue.
On September 15, 2020, we completed a series of transactions and completed the acquisition of Optimal Blue. In connection with the acquisition of Optimal Blue, we contributed $762.0 million in cash and Compass Analytics, LLC ("Compass Analytics") to Optimal Blue Holdco. In addition, Black Knight InfoServ, LLC ("BKIS"), our indirect, wholly-owned subsidiary, provided $500.0 million in cash in exchange for a note with Optimal Blue Holdco (the "OB Holdco Note"). The OB Holdco Note bears interest at a rate of 6.125%, which is payable on a semi-annual basis beginning March 1, 2021, and matures on September 1, 2028. Immediately prior to the closing of the Optimal Blue acquisition, we, together with BKT, our indirect, wholly-owned subsidiary, Optimal Blue Holdco, Cannae and THL, entered into the OB Holdco LLC Agreement. As of December 31, 2020, we own 60% of Optimal Blue Holdco. Optimal Blue is reported within our Software Solutions segment because it enhances our robust set of software solutions and includes additional product, pricing and eligibility capabilities.

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Total consideration, net of cash acquired was approximately $1.8 billion for 100% of the equity interests in Optimal Blue. The total consideration was as follows (in millions):

Cash paid	$1,828.3
Less: cash acquired	(29.3)
Total consideration, net	$1,799.0
The following table summarizes the total purchase price consideration and the preliminary fair value amounts recognized for the assets acquired and liabilities assumed (in millions):

Total consideration, net	$1,799.0

Trade receivables	$11.3
Computer software	79.7
Other intangible assets	610.8
Goodwill (Note 10)	1,206.0
Other current and non-current assets	13.3
Total assets acquired	1,921.1
Deferred income taxes	101.4
Current and other non-current liabilities	20.7
Total liabilities assumed	122.1
Net assets acquired	$1,799.0
The fair value of Computer software, Other intangible assets, Goodwill and certain assumed liabilities, including estimated liabilities for pre-acquisition tax exposure, is preliminary and subject to adjustments as we complete our valuation process.
For the year ended December 31, 2020, we incurred direct transaction costs of $15.0 million in connection with the acquisition of Optimal Blue. Transaction costs are included in Transition and integration costs on the Consolidated Statements of Earnings and Comprehensive Earnings.
For the period September 15, 2020 through December 31, 2020, Optimal Blue's revenues of $37.6 million and pre-tax loss of $19.0 million are included in our Consolidated Statements of Earnings and Comprehensive Earnings.
Estimated Useful Lives of Computer Software and Other Intangible Assets Acquired
As of the acquisition date, the preliminary gross carrying value and weighted average estimated useful lives of Computer software and Other intangible assets acquired consisted of the following (dollars in millions):

	Gross carrying value	Weighted average estimated life (in years)
Computer software	$79.7	5
Other intangible assets:
Client relationships	602.5	10
Trade names	5.2	3
Non-compete agreements	3.1	5
Other intangible assets	610.8
Total gross carrying value	$690.5

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Unaudited Pro Forma Results
Pursuant to ASC 805, unaudited pro forma results of operations for the years ended December 31, 2020 and 2019, assuming the acquisition had occurred as of January 1, 2019, are presented below (in millions, except per share amounts):

	Year ended December 31,
	2020	2019
Revenues	$1,320.0	$1,267.3
Net earnings	$200.6	$4.3

The unaudited pro forma results include certain pro forma adjustments that were directly attributable to the acquisition, assuming the acquisition had occurred on January 1, 2019, including the following:
•additional amortization expense that would have been recognized relating to the acquired intangible assets;
•adjustments to interest expense to reflect the additional debt we incurred related to partially finance the acquisition; and
•a reduction of expenses for acquisition-related transaction costs of $15.0 million for the year ended December 31, 2020.
2019 Acquisition
On September 13, 2019, we completed the acquisition of Compass Analytics, a financial technology provider of advanced pricing and valuation solutions to support loan officers and capital market professionals. Compass Analytics is reported within our Software Solutions segment because this acquisition expands our footprint in capital markets, adds mortgage servicing rights valuation capabilities to our solutions and establishes end-to-end connectivity and pricing between originators and mortgage investors. Total consideration, net of cash received, was $61.8 million for 100% of the equity interests in Compass Analytics. Additionally, we incurred direct transaction costs of $0.2 million for the year ended December 31, 2019 that are included in Transition and integration costs on the Consolidated Statements of Earnings and Comprehensive Earnings.
During the year ended December 31, 2020, we recorded a measurement period adjustment of $0.9 million to reduce our estimated liabilities for pre-acquisition tax exposure.
The purchase agreement requires us to pay additional cash consideration based on revenues recognized over a two-year period from the acquisition date. We recorded a contingent consideration liability of $9.0 million as part of the Compass Analytics acquisition. In accordance with ASC 805, the portion of the estimated payment that was not recognized as contingent consideration at the time of the acquisition will be expensed ratably over a two-year period due to an ongoing employment requirement. As of December 31, 2019, the amount of contingent consideration liability included in Trade accounts payable and other accrued liabilities was $4.2 million. As of December 31, 2019, the contingent consideration liability included in Other non-current liabilities in our Consolidated Balance Sheets was $4.8 million. The contingent consideration was subject to remeasurement at each reporting date until settlement. During 2020, an agreement related to the Compass Analytics contingent consideration payout was amended to a set contractual amount. As of December 31, 2020, $4.3 million was included in Trade accounts payable and other accrued liabilities related to the previous contingent consideration payout. Refer to Note 13 — Fair Value Measurements.
2018 Acquisitions
HeavyWater
On May 31, 2018, we completed our acquisition of HeavyWater, Inc. ("HeavyWater"), a provider of artificial intelligence and machine learning to the financial services industry. HeavyWater is reported within our Software Solutions segment. HeavyWater's AIVASM solution reads, comprehends and draws conclusions based on context to mimic cognitive thinking and build expertise over time. HeavyWater's AIVASM solution is being integrated into our premier solutions and allows clients to deploy artificial intelligence and machine learning within other parts of their organizations to help enhance efficiency, effectiveness and accuracy.
Ernst
On November 6, 2018, we completed the acquisition of Ernst Publishing Co., LLC and two related entities (collectively, "Ernst"), a provider of technology and closing cost data for the real estate and mortgage industries. Ernst is reported within our Software Solutions segment. Ernst's capabilities are being integrated into our premier suite of origination solutions and augment our existing fee engine to create a unified access point for all fee-related needs.

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
(4)    Investments in Unconsolidated Affiliates
DNB Investment
On August 8, 2018, an investment consortium (the “Consortium”) including Cannae, CC Capital Partners LLC, Bilcar, LLC and funds associated with THL along with other investors entered into equity commitments in connection with the acquisition of The Dun & Bradstreet Corporation, a Delaware corporation ("D&B"), a global leader in commercial data and analytics that provides various services helping companies improve their operational performance. Contemporaneously, D&B entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among D&B, Star Parent, L.P., a Delaware limited partnership ("Star Parent"), and Star Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Star Parent, pursuant to which, through a series of transactions, D&B would be a wholly-owned subsidiary of Star Parent (the "D&B Acquisition").
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
In connection with the D&B Investment, we were issued certain limited partner interests in Star Parent, representing approximately 18.1% of the outstanding common equity of Star Parent.
Our maximum exposure related to our variable interests in Star Parent was limited to our investment and commitments to maintain our pro-rata share of limited partner interests.
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
As of December 31, 2020, DNB's closing share price was $24.90, and the fair value of our investment in DNB was $1,365.8 million before tax.

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Summarized consolidated financial information for DNB (Successor) and Star Parent (Predecessor) is presented below (in millions):

	December 31,
	2020	2019
Current assets	$874.0	$417.9
Non-current assets	8,345.4	8,694.9
Total assets	$9,219.4	$9,112.8

Current liabilities, including short-term debt	$825.3	$1,090.4
Non-current liabilities	4,816.4	5,412.9
Total liabilities	5,641.7	6,503.3
Cumulative preferred series A stock	—	1,030.6
Total equity	3,577.7	1,578.9
Total liabilities and shareholders' equity	$9,219.4	$9,112.8

	Year ended December 31, 2020	For the period February 8 to December 31, 2019
Revenues	$1,738.1	$1,413.9
Loss before provision for income taxes and equity in net income of affiliates	$(219.3)	$(540.0)
Net loss	$(106.5)	$(425.8)
Net loss attributable to DNB (Successor)/Star Parent (Predecessor)	$(175.6)	$(546.3)
The effective tax rate of DNB for the year ended December 31, 2020 differs by more than 5% from the applicable statutory federal income tax rate of 21.0%, primarily due to the impact of the CARES Act.
The summarized consolidated financial information was obtained from the audited consolidated financial statements of DNB as of December 31, 2020 and for the year ended December 31, 2020, and from the audited consolidated financial statements of Star Parent as of December 31, 2019 and for the period February 8 to December 31, 2019.
During years ended December 31, 2020 and 2019, we recorded equity in earnings related to our DNB Investment of $62.1 million, net of income tax expense of $21.0 million, and equity in losses related to our investment in Star Parent of $73.9 million, net of income tax benefit of $25.0 million, respectively. For the year ended December 31, 2020, Equity in earnings (losses) of unconsolidated affiliates, net of tax includes a non-cash gain of $88.2 million, net of income tax expense of $29.8 million as a result of the DNB IPO and concurrent DNB Private Placement.
On January 8, 2021, DNB completed its acquisition of Bisnode Business Information Group AB (the "Bisnode acquisition"). In connection with the Bisnode acquisition, an additional 6.2 million shares were issued by DNB, which resulted in a decrease in our ownership interest in DNB to 12.8%.
Other Investment
On May 15, 2020, we sold our interest in an equity method investment and recognized a gain of $5.0 million, net of tax, which is included in Equity in earnings (losses) of unconsolidated affiliates, net of tax in our Consolidated Statements of Earnings and Comprehensive Earnings for the year ended December 31, 2020. In connection with the sale, we received $8.4 million in cash at closing and recorded a long-term receivable of $1.8 million, which is included in Other non-current assets in our Consolidated Balance Sheets. The original investment was not material to Black Knight.

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(5)    Earnings Per Share
Diluted net earnings per share include the effect of unvested restricted stock awards. In 2020, the outstanding OB PIUs were excluded from the diluted earnings per share calculations because the effect of their inclusion was antidilutive. The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

	Year ended December 31,
	2020	2019	2018
Basic:
Net earnings attributable to Black Knight	$264.1	$108.8	$168.5
Shares used for basic net earnings per share:
Weighted average shares of common stock outstanding	152.0	147.7	147.6
Basic net earnings per share	$1.74	$0.74	$1.14

Diluted:
Net earnings attributable to Black Knight	$264.1	$108.8	$168.5
Shares used for diluted net earnings per share:
Weighted average shares of common stock outstanding	152.0	147.7	147.6
Dilutive effect of unvested restricted shares of common stock	0.9	0.9	0.6
Weighted average shares of common stock, diluted	152.9	148.6	148.2
Diluted net earnings per share	$1.73	$0.73	$1.14
(6)    Related Party Transactions
DNB
As of February 8, 2019, along with its predecessor entities, DNB is considered to be a related party primarily due to the combination our investment in DNB, our shared Chief Executive Officer and certain shared board members. On July 6, 2020, we invested an additional $100.0 million in connection with the DNB Private Placement. Refer to Note 4 — Investments in Unconsolidated Affiliates.
As of December 31, 2020 and December 31, 2019, we had a related party receivable of less than $0.1 million and $0.2 million, respectively, from DNB and its predecessors. During the year ended December 31, 2020, we entered into a services agreement with DNB. For the year ended December 31, 2020, the services provided were less than $0.1 million.
Trasimene
During the year ended December 31, 2020, we entered into a non-exclusive advisory services agreement with Trasimene Capital Management, LLC ("Trasimene") for services that may include evaluating, negotiating and closing various acquisition, financing and strategic corporate transactions. Transaction fees for services provided are primarily based on the size of the transaction and do not exceed market rates. Trasimene is considered a related party because the Chairman of our Board of Directors owns a controlling interest in Trasimene. During the year ended December 31, 2020, we recognized $8.3 million in fees with Trasimene primarily related to our acquisition of Optimal Blue, which are included in Transition and integration costs in our Consolidated Statements of Earnings and Comprehensive Earnings.

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
FNF
We are party to certain agreements with Fidelity National Financial, Inc. ("FNF"), including agreements that were entered into when we were related parties, to provide software, data and analytics services, as well as corporate shared services and information technology. We are also a party to certain other agreements under which we incur other expenses or receive revenues from FNF. As a result of the spin-off from Fidelity National Financial, Inc. ("FNF") on September 29, 2017 (the "Distribution"), FNF and Black Knight are separate independent companies. FNF no longer has an ownership interest in us, but was still considered a related party until December 1, 2019 due to the combination of certain shared board members, members of senior management and various agreements. As of December 1, 2019, the Chairman of our Board of Directors, who also serves as the Chairman of FNF's Board of Directors, no longer serves as one of our executive officers, and FNF is no longer considered a related party.
A summary of the revenues and expenses, net from FNF for the periods we were related parties is as follows (in millions):

	Year ended December 31,
	2019(1)	2018
Revenues	$59.5	$57.6
Operating expenses	12.5	12.1
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
A summary of underwritten secondary offerings of shares of our common stock by affiliates of THL for the periods we were related parties is as follows (in millions):

	May 11, 2018	March 15, 2018	February 15, 2018
Number of shares sold by affiliates of THL	12.1	8.0	8.0
Number of shares Black Knight repurchased from the underwriter	—	1.0	2.0
Shares owned by affiliates of THL immediately after each offering	—	12.1	20.1

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Consolidated Statements of Earnings and Comprehensive Earnings
A summary of related party items included in Revenues is as follows (in millions):

	Year ended December 31,
	2019(1)	2018
Software services	$40.2	$35.9
Data and analytics services	19.3	21.7
Total related party revenues	$59.5	$57.6
_______________________________________________________
(1) Transactions with FNF are summarized through November 30, 2019, the date after which FNF is no longer considered a related party.

A summary of related party items included in Operating expenses (net of expense reimbursements) is as follows (in millions):

	Year ended December 31,
	2019(1)	2018
Data entry, indexing services and other operating expenses	$8.8	$8.2
Corporate services	3.8	4.9
Technology and corporate services	(0.1)	(1.0)
Total related party expenses, net	$12.5	$12.1
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
(7)    Property and Equipment
Property and equipment consist of the following (in millions):

	December 31,
	2020	2019
Land	$11.9	$11.9
Computer equipment	238.3	234.1
Buildings and improvements	84.8	81.2
Furniture, fixtures and other equipment	12.4	11.2
Leasehold improvements	7.5	7.1
Property and equipment	354.9	345.5
Accumulated depreciation and amortization	(191.8)	(168.6)
Property and equipment, net	$163.1	$176.9
On December 31, 2019, we entered into finance lease agreements for certain computer equipment. The leased equipment was valued at $13.7 million, net of prepaid maintenance and $0.3 million of imputed interest, and is included in Property and equipment, net on the Consolidated Balance Sheets. Refer to Note 12 — Long-Term Debt and Note 15 — Leases for additional information related to our finance leases.

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(8)    Computer Software
Computer software, net consists of the following (in millions):

	December 31,
	2020	2019
Internally developed software	$998.5	$808.2
Purchased software	89.8	78.9
Computer software	1,088.3	887.1
Accumulated amortization	(590.0)	(481.1)
Computer software, net	$498.3	$406.0
In the fourth quarter of 2019, we entered into agreements to acquire software in exchange for a combination of cash consideration and certain of our products and services. The software was acquired for $32.0 million, of which $6.5 million was received as of December 31, 2019 and resulted in non-cash investing activity of $4.8 million for the year ended December 31, 2019. Software valued at $25.5 million was received in the first quarter of 2020 and resulted in non-cash investing activity of $10.5 million for the year ended December 31, 2020.
Internally developed software and purchased software are inclusive of amounts acquired through acquisitions. Refer to Note 3 — Business Acquisitions for further discussion.
Estimated amortization expense on computer software for the next five fiscal years is as follows (in millions):

2021(1)	$122.7
2022	123.0
2023	114.4
2024	62.0
2025	44.0
_______________________________________________________
(1)    Assumes assets not in service as of December 31, 2020 are placed in service equally throughout the year.
(9)    Other Intangible Assets
Other intangible assets consist of the following (in millions):

	December 31, 2020			December 31, 2019
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Client relationships	$1,206.0	$(525.9)	$680.1	$587.1	$(441.4)	$145.7
Other	19.2	(7.0)	12.2	9.1	(4.8)	4.3
Total intangible assets	$1,225.2	$(532.9)	$692.3	$596.2	$(446.2)	$150.0
Client relationships and other intangible assets are inclusive of amounts acquired through acquisitions. Refer to Note 3 — Business Acquisitions for further discussion.
Estimated amortization expense on other intangible assets for the next five fiscal years is as follows (in millions):

2021	$151.7
2022	129.0
2023	105.8
2024	81.3
2025	68.3

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(10)    Goodwill
Goodwill consists of the following (in millions):

	Software Solutions	Data and Analytics	Corporate and Other	Total
Balance, December 31, 2018	$2,157.6	$172.1	$—	$2,329.7
Compass Analytics acquisition (Note 3)	31.7	—	—	31.7
Balance, December 31, 2019	2,189.3	172.1	—	2,361.4
Optimal Blue acquisition (Note 3)	1,206.0	—	—	1,206.0
Other acquisitions (Note 3)	20.5	25.5	—	46.0
Balance, December 31, 2020	$3,415.8	$197.6	$—	$3,613.4
The increase in Goodwill related to our Optimal Blue acquisition is partially deductible for tax purposes. The increase in Goodwill related to our Collateral Analytics, DocVerify and Compass Analytics acquisitions is deductible for tax purposes.
(11)    Other Non-Current Assets
Other non-current assets consist of the following (in millions):

	December 31,
	2020	2019
Property records database	$60.5	$60.1
Contract assets, net	56.5	37.8
Right-of-use assets	41.1	26.4
Deferred compensation plan related assets	19.5	15.2
Prepaid expenses	4.9	8.1
Unbilled receivables, net	1.1	3.5
Other	9.7	7.7
Other non-current assets	$193.3	$158.8
(12)    Long-Term Debt
Long-term debt consists of the following (in millions):

	December 31,
	2020	2019
Term A Loan	$1,148.4	$1,203.1
Revolving Credit Facility	47.7	310.0
Senior Notes	1,000.0	—
Other	17.6	41.7
Total long-term debt principal	2,213.7	1,554.8
Less: current portion of long-term debt	(73.0)	(79.1)
Long-term debt before debt issuance costs and discount	2,140.7	1,475.7
Less: debt issuance costs and discount	(18.8)	(10.6)
Long-term debt, net of current portion	$2,121.9	$1,465.1

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Principal Maturities of Debt
As of December 31, 2020, principal maturities, including payments related to our finance leases, are as follows (in millions):

2021	$73.5
2022	111.7
2023	1,028.5
Thereafter	1,000.0
Total	$2,213.7
2018 Credit Agreement
On April 30, 2018, our indirect subsidiary, BKIS entered into an amended and restated credit and guaranty agreement (the “2018 Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent, the guarantors party thereto, the other agents party thereto and the lenders party thereto. The 2018 Credit Agreement was amended on August 7, 2020 to facilitate the issuance of the Senior Notes, as defined below.
The 2018 Credit Agreement, as amended, provided for (i) a $1,250.0 million term loan A facility (the “2018 Term A Loan”) and (ii) a $750.0 million revolving credit facility (the “2018 Revolving Credit Facility” and, together with the 2018 Term A Loan, collectively, the “2018 Facilities”), the proceeds of which were used to repay in full the Term A Loan, Term B Loan and Revolving Credit Facility outstanding under the 2015 credit agreement, as amended.
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
As of December 31, 2020, the 2018 Term A Loan and the 2018 Revolving Credit Facility bear interest at the Eurodollar rate plus a margin of 150 basis points. As of December 31, 2020, we have $702.3 million of unused capacity on the 2018 Revolving Credit Facility and pay an unused commitment fee of 20 basis points. As of December 31, 2020, the interest rates on the 2018 Term A Loan and the 2018 Revolving Credit Facility were 1.64% and 1.81%, respectively.
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
Senior Notes
On August 26, 2020, BKIS completed the issuance and sale of $1.0 billion aggregate principal amount of 3.625% senior unsecured notes due 2028 (the "Senior Notes"). The Senior Notes have a coupon rate of 3.625% and mature on September 1, 2028. Interest is paid semi-annually in arrears on September 1 and March 1 of each year, commencing March 1, 2021. The

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
obligations under the Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis by the same guarantors that guarantee the 2018 Credit Agreement (collectively, the “Guarantors”). The Senior Notes are effectively subordinated to any obligations that are secured, including obligations under the 2018 Credit Agreement, to the extent of the value of the assets securing those obligations. The Senior Notes are structurally subordinated to all liabilities of BKIS' subsidiaries that do not guarantee the Senior Notes. The net proceeds of the offering, along with cash on hand and contributions from Cannae and THL, were used to partially finance the acquisition of Optimal Blue.
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
Other Debt
On April 1, 2018, we entered into a financing agreement for $32.9 million, with a stated interest rate of 0% and an imputed interest rate of 3.4%, primarily related to certain data processing and maintenance services. On December 31, 2019, we entered into an amendment to the financing agreement for an additional $16.3 million, with a stated interest rate of 0% and an imputed interest rate of 3.3%. Under the terms of the amendment, quarterly payments are due beginning January 2, 2020 through January 2, 2023. As of December 31, 2020, $9.5 million is included in the Current portion of debt in our Consolidated Balance Sheets and $6.4 million is included in Long-term debt, net of current portion in our Consolidated Balance Sheets.
Finance Leases
On December 31, 2019, we entered into one-year finance lease agreements, with a stated interest rate of 0% and an imputed interest rate of 3.3% and bargain purchase options for certain computer equipment. The finance lease liabilities of $1.2 million and $14.1 million as of December 31, 2020 and 2019, respectively, are included in the Current portion of debt on our Consolidated Balance Sheets. For the year ended December 31, 2020, non-cash financing and investing activity was $1.2 million related to the unpaid portion of our finance lease agreements. Refer to Note 15 — Leases for additional information related to our finance leases.
Fair Value of Long-Term Debt
The fair value of the Facilities approximates their carrying value at December 31, 2020. The fair value of our Senior Notes as of December 31, 2020 was $1,026.3 million compared to its carrying value of $988.1 million, net of original issue discount and debt issuance costs. The fair value of our Facilities and Senior Notes is based upon established market prices for the securities using Level 2 inputs.
Interest Rate Swaps
We enter into interest rate swap agreements to hedge forecasted monthly interest rate payments on our floating rate debt. As of December 31, 2020, we had the following interest rate swap agreements (collectively, the "Swap Agreements") (in millions):

Effective dates	Notional amount	Fixed rates
March 31, 2017 through March 31, 2022	$200.0	2.08%
September 29, 2017 through September 30, 2021	$200.0	1.69%
April 30, 2018 through April 30, 2023	$250.0	2.61%
January 31, 2019 through January 31, 2023	$300.0	2.65%

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Under the terms of the Swap Agreements, we receive payments based on the 1-month LIBOR rate (approximately 0.15% as of December 31, 2020). During the year ended December 31, 2019, the following interest rate swap agreements expired (in millions):

Effective dates	Notional amount	Fixed rates
February 1, 2016 through January 31, 2019	$200.0	1.01%
February 1, 2016 through January 31, 2019	$200.0	1.01%
We entered into the Swap Agreements to convert a portion of the interest rate exposure on our floating rate debt from variable to fixed. We designated these Swap Agreements as cash flow hedges. A portion of the amount included in Accumulated other comprehensive loss will be reclassified into Interest expense, net as a yield adjustment as interest is either paid or received on the hedged debt. The fair value of our Swap Agreements is based upon Level 2 inputs. We have considered our own credit risk and the credit risk of the counterparties when determining the fair value of our Swap Agreements.
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
The estimated fair values of our Swap Agreements are as follows (in millions):

	December 31,
Balance sheet accounts	2020	2019
Other current liabilities	$2.4	$—
Other non-current liabilities	$35.2	$21.9
A cumulative loss of $37.6 million ($28.1 million net of tax) and $21.9 million ($16.4 million net of tax) is reflected in Accumulated other comprehensive loss as of December 31, 2020 and December 31, 2019, respectively. Below is a summary of the effect of derivative instruments on amounts recognized in Other comprehensive loss ("OCE") on the accompanying Consolidated Statements of Earnings and Comprehensive Earnings (in millions):

	Year ended December 31, 2020		Year ended December 31, 2019		Year ended December 31, 2018
	Amount of loss recognized in OCE	Amount of loss reclassified from Accumulated OCE into Net earnings	Amount of loss recognized in OCE	Amount of gain reclassified from Accumulated OCE into Net earnings	Amount of loss recognized in OCE	Amount of gain reclassified from Accumulated OCE into Net earnings
Swap agreements	(23.9)	12.2	(18.0)	—	(0.7)	(2.7)
Approximately $20.3 million ($15.2 million net of tax) of the balance in Accumulated other comprehensive loss as of December 31, 2020 is expected to be reclassified into Interest expense, net over the next 12 months.
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

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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
The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in millions):

	December 31, 2020				December 31, 2019
	Carrying amount	Fair value			Carrying amount	Fair value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents (Note 2)	$34.7	$34.7	$—	$—	$15.4	$15.4	$—	$—

Liabilities:
Interest rate swaps (Note 12)	37.6	—	37.6	—	21.9	—	21.9	—
Contingent consideration (Note 3)	3.1	—	—	3.1	9.0	—	—	9.0

Redeemable noncontrolling interests	578.0	—	—	578.0	—	—	—	—
The fair value of contingent consideration was primarily determined using a third-party valuation based on significant estimates and assumptions, including Level 3 inputs. The estimates and assumptions include the projected timing and amount of future cash flows and discount rates reflecting the rate inherent in the future cash flows.
During the year ended December 31, 2020, an agreement related to the Compass Analytics contingent consideration payout was amended to a set contractual amount. As result, the related contingent consideration amount was transferred out of Level 3.
The following table presents a summary of the change in fair value of our Level 3 fair value measurements (in millions):

Beginning balance, December 31, 2019	$9.0
Adjustments related to prior year acquisition	(9.0)
Adjustments related to current year acquisitions	3.1
Ending balance, December 31, 2020	$3.1
As of December 31, 2020, the fair value of redeemable noncontrolling interests approximates its carrying amount due to the close proximity to the reporting date of the contributions received from Cannae and THL for their share of equity interests in Optimal Blue Holdco. Refer to Note 2 — Significant Accounting Policies and Note 3 — Business Acquisitions.
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

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
results or cash flows for any particular period if an unfavorable outcome results, at present we do not believe the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition.
PennyMac Litigation
On November 5, 2019, Black Knight Servicing Technologies, LLC (“BKST”), an indirect, wholly-owned indirect subsidiary of Black Knight, filed a Complaint and Demand for Jury Trial (the “Black Knight Complaint”) against PennyMac Loan Services, LLC (“PennyMac”) in the Circuit Court for the Fourth Judicial Circuit in and for Duval County, Florida. The Black Knight Complaint includes causes of action for breach of contract and misappropriation of MSP® System trade secrets in order to develop an imitation mortgage processing system intended to replace the MSP® System. The Black Knight Complaint seeks damages for breach of contract and misappropriation of trade secrets, injunctive relief under the Florida Uniform Trade Secrets Act and declaratory judgment that BKST owns all intellectual property and software developed by or on behalf of PennyMac as a result of its wrongful use of and access to the MSP® System and related trade secret and confidential information. PennyMac filed a motion to compel arbitration of the action, and the court granted the motion on April 6, 2020. After the court denied BKST's motion for reconsideration of the court’s order compelling arbitration, BKST filed a notice of appeal with the Florida First District Court of Appeal on May 6, 2020. On January 6, 2021, the appellate court affirmed the trial court's ruling.
Black Knight has requested that PennyMac preserve evidence concerning PennyMac’s use of Black Knight’s LendingSpace® software. Black Knight has also requested that PennyMac permit Black Knight to exercise its contractual right to audit PennyMac’s database and use of the LendingSpace® software. On October 21, 2020, PennyMac submitted the dispute regarding Black Knight Origination Technologies, LLC LendingSpace® software audit request to the American Arbitration Association ("AAA") for arbitration. Black Knight moved to consolidate the LendingSpace® arbitration with the existing trade secret/antitrust arbitrations and, on December 21, 2020, the arbitrator granted Black Knight’s motion to consolidate the arbitrations. On December 8, 2020, Black Knight and PennyMac filed motions for summary judgment concerning the LendingSpace® audit, and responses to the competing motions for summary judgment were filed by both parties on January 7, 2021. On February 16, 2021, the arbitrator granted Black Knight’s motion for summary judgment and ordered that Black Knight may conduct an audit of PennyMac’s use of Black Knight’s LendingSpace® software.
Shortly after the filing of the Black Knight Complaint, on November 6, 2019, PennyMac filed an Antitrust Complaint (the “PennyMac Complaint”) against Black Knight in the United States District Court for the Central District of California. The PennyMac Complaint included causes of action for alleged monopolization and attempted monopolization under Section 2 of the Sherman Antitrust Act, violation of California’s Cartwright Act, violation of California’s Unfair Competition Law and common law unfair competition under California law. The PennyMac Complaint sought equitable remedies, damages and other monetary relief, including treble and punitive damages. Generally, PennyMac alleged that Black Knight relies on various anticompetitive, unfair, and discriminatory practices to maintain and to enhance its dominance in the mortgage servicing platform market and in an attempt to monopolize the platform software applications market. Black Knight moved to dismiss the PennyMac Complaint or have the action transferred to Florida based upon a forum selection clause in the agreement with BKST. On February 13, 2020, the judge granted Black Knight's motion to transfer the case to Florida and denied as moot the motion to dismiss. On April 17, 2020, PennyMac filed a notice of dismissal of this action without prejudice and indicated that they intended to bring the claims raised in the dismissed PennyMac Complaint as defenses, third party claims and/or counterclaims in arbitration. On April 23, 2020, the court entered an order dismissing the action without prejudice and directing that the clerk close the case. On April 28, 2020, PennyMac submitted this matter to the AAA for arbitration. On May 27, 2020, Black Knight filed its answering statement with the AAA. The arbitrator was confirmed by the AAA on July 21, 2020.
The arbitrator set Black Knight's trade secret case for a 10-day final hearing beginning on October 24, 2022, and set PennyMac's antitrust case for a 5-day final hearing beginning on November 14, 2022.
On June 26, 2020, Black Knight filed a complaint against PennyMac in the United States District Court for the Middle District of Florida seeking a declaratory judgment that PennyMac waived its right to arbitrate federal antitrust and related state law claims against Black Knight because PennyMac previously filed and litigated those claims in a court of law (the “BKI Declaratory Action”). On July 22, 2020, PennyMac moved to dismiss the complaint in the BKI Declaratory Action, which Black Knight opposed. In response to a request from the court in the BKI Declaratory Action, on August 20, 2020, BKI filed a memorandum of law in support of the federal court's subject matter jurisdiction. Black Knight filed its motion for summary judgment on September 28, 2020, and PennyMac filed its opposition to the motion on October 27, 2020. On March 1, 2021, the court will conduct a telephonic hearing on PennyMac's motion to dismiss and BKI's motion for summary judgment.

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
Other Legal Matter
During the year ended December 31, 2020, we recognized a one-time gain of $18.5 million related to the resolution of a legacy legal matter of Lender Processing Services, Inc. ("LPS") in Other income (expense), net in our Consolidated Statements of Earnings and Comprehensive Earnings.
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
Data Processing and Maintenance Services Agreements
We have various data processing and maintenance services agreements with vendors, which are in effect through 2025, for portions of our computer data processing operations and related functions.
As of December 31, 2020, payment obligations for data processing and maintenance services agreements with initial or remaining terms greater than one year are as follows (in millions):

2021	$47.3
2022	26.0
2023	17.4
2024	0.2
2025	0.2
Total	$91.1
Actual amounts could be more or less depending on various factors such as the introduction of significant new technologies or changes in our data processing needs.
Off-Balance Sheet Arrangements
We do not have any material off-balance sheet arrangements other than interest rate swaps.
(15)    Leases
Operating Leases
We have operating leases for corporate offices, data centers and certain equipment. Our leases have remaining lease terms of up to eight years, some of which include escalation clauses, renewal options for up to five years or termination options within one year.

Operating lease liabilities are included in the Consolidated Balance Sheets as follows (in millions):

	December 31,
	2020	2019
Operating lease liabilities:
Trade accounts payable and other accrued liabilities	$13.5	$12.3
Other non-current liabilities	29.7	13.8
Total lease liabilities	$43.2	$26.1

As of December 31, 2020, maturities of lease liabilities were as follows (in millions):

2021	$13.6
2022	8.8
2023	7.0
2024	6.0
2025	2.9
Thereafter	7.3
Total	45.6
Less: imputed interest	(2.4)
Total	$43.2

Supplemental information related to leases is as follows (in millions, except lease term and discount rate):

	Year ended December 31,
	2020	2019
Operating lease cost (1)	$18.1	$15.7
Operating cash outflows related to lease liabilities	12.4	12.5
Non-cash additions for right-of-use assets, net of modifications	21.5	9.1

	December 31,
	2020	2019
Weighted average remaining lease term (in years)	5.3	2.9
Weighted average discount rate	3.30%	3.81%
_______________________________________________________
(1) Operating lease cost includes right-of-use asset amortization as well as short-term and variable lease costs. Accelerated right-of-use asset amortization included in operating lease cost was $2.8 million and $0.4 million for the years ended December 31, 2020 and 2019, respectively.

Rent expense incurred under operating leases for the year ended December 31, 2018 was $10.9 million.

Finance Leases
On December 31, 2019, we entered into one-year finance lease agreements with a stated rate of 0.0% and an imputed interest rate of 3.3% and bargain purchase options for certain computer equipment. The leased equipment has a useful life of five years and is depreciated on a straight-line basis. The leased equipment was valued based on the net present value of the minimum lease payments, which was $13.7 million (net of prepaid maintenance and imputed interest of $0.3 million) and is included in Property and equipment, net on our Consolidated Balance Sheets. Refer to Note 7 — Property and Equipment.
Finance lease cost for the year ended December 31, 2020 included amortization of right-of-use asset of $2.1 million and interest on lease liability of $0.3 million. Refer to Note 12 — Long-term Debt for additional information related to our finance leases.

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(16)     Revenues
Disaggregation of Revenues
The following tables summarize revenues from contracts with clients (in millions):

	Year ended December 31, 2020
	Servicing Software	Origination Software	Software Solutions	Data and Analytics	Corporate and Other		Total
Software and hosting solutions	$700.1	$202.6	$902.7	$34.1	$—		$936.8
Professional services	77.6	45.8	123.4	0.7	(0.4)	(1)	123.7
Data solutions	—	1.2	1.2	161.4	—		162.6
Other	—	12.9	12.9	2.5	—		15.4
Revenues	$777.7	$262.5	$1,040.2	$198.7	$(0.4)		$1,238.5

	Year ended December 31, 2019
	Servicing Software	Origination Software	Software Solutions	Data and Analytics	Corporate and Other		Total
Software and hosting solutions	$726.1	$137.0	$863.1	$32.2	$—		$895.3
Professional services	84.3	46.4	130.7	1.2	(0.5)	(1)	131.4
Data solutions	—	—	—	129.4	—		129.4
Other	5.1	13.4	18.5	2.6	—		21.1
Revenues	$815.5	$196.8	$1,012.3	$165.4	$(0.5)		$1,177.2

	Year ended December 31, 2018
	Servicing Software	Origination Software	Software Solutions	Data and Analytics	Corporate and Other		Total
Software and hosting solutions	$716.3	$108.8	$825.1	$29.8	$—		$854.9
Professional services	82.2	44.5	126.7	2.1	(2.5)	(1)	126.3
Data solutions	—	—	—	119.7	—		119.7
Other	0.5	9.7	10.2	2.9	—		13.1
Revenues	$799.0	$163.0	$962.0	$154.5	$(2.5)		$1,114.0
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
As of December 31, 2020, the aggregate amount of the transaction price that is allocated to our future performance obligations was approximately $2.4 billion and is expected to be recognized as follows: 25% by December 31, 2021, 66% by December 31, 2023, 90% by December 31, 2025 and the rest thereafter.
(17)    Equity
Share Repurchase Program
On January 31, 2017, our Board of Directors approved a three-year share repurchase program, effective February 3, 2017, authorizing us to repurchase up to 10.0 million shares of Black Knight Financial Services, Inc. ("BKFS") Class A common stock through February 2, 2020, through open market purchases, negotiated transactions or other means, in accordance with applicable securities laws and other restrictions. In connection with the Distribution, our Board of Directors approved a share repurchase program authorizing the repurchase of shares of BKI common stock consistent with the previous share repurchase program.
A summary of share repurchases under our share repurchase program is as follows (in millions, except per share amounts):

Year	Total number of shares repurchased	Aggregate purchase price	Average price paid per share	Shares remaining under repurchase authorization as of December 31,

2018	3.0	$141.5	$47.15	3.8
2019	0.2	11.9	$57.94	3.6
Total	3.2	$153.4	$47.84
Refer to Note 6 — Related Party Transactions for additional information related to the repurchase of shares of BKI common stock in 2018.
On February 12, 2020, our Board of Directors approved a three-year share repurchase program authorizing us to repurchase up to 10.0 million shares of our outstanding common stock through February 12, 2023, through open market purchases, negotiated transactions or other means, in accordance with applicable securities laws and other restrictions. We did not repurchase any shares under this program during the year ended December 31, 2020.
Common Stock Offering
On June 19, 2020, we issued and sold 7,130,000 shares of our common stock in an underwritten public offering pursuant to a registration statement filed with the SEC. We received net proceeds of approximately $484.6 million after deducting the underwriters' discount of $16.3 million. We also incurred costs directly related to the offering of $0.4 million.
Omnibus Incentive Plan
The Black Knight, Inc. Amended and Restated 2015 Omnibus Incentive Plan (the "Black Knight Omnibus Plan") provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, other cash and stock-based awards and dividend equivalents. The Black Knight Omnibus Plan is authorized to issue up to 18.5 million shares. As of December 31, 2020, 7.0 million shares were available for future issuance. Awards granted are approved by the Compensation Committee of the Board of Directors.

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
A summary of restricted shares granted is as follows:

Date	Number of shares granted	Grant date fair value per share	Vesting period (in years)	Vesting criteria
February 9, 2018	772,642	$45.85	3.0	Service and Performance
April 2, 2018	159,915	$46.90	3.0	Service and Performance
April 2, 2018	200,427	$46.90	2.3	Service
Various other 2018 dates	13,602	$50.15 - $53.70	3.0	Service and Performance
February 15, 2019	793,863	$52.38	3.0	Service and Performance
February 28, 2019	5,744	$52.25	2.0	Service
April 8, 2019	1,110	$54.14	3.0	Service and Performance
December 1, 2019	122,203	$63.01	3.0	Service and Performance
Various other 2019 dates	14,202	$56.66 - $62.50	3.0	Service
February 18, 2020	16,689	$74.91	1.0	Service
February 18, 2020(1)	487,096	$74.91	3.0	Service and Performance
March 11, 2020	11,865	$63.26	3.0	Service
March 18, 2020	3,366	$59.45	2.0	Service
May 6, 2020(1)	3,101	$72.57	3.0	Service and Performance
August 11, 2020	1,902	$78.88	3.0	Service
August 11, 2020	761	$78.88	1.0	Service
August 24, 2020	1,533	$81.54	1.0	Service
November 10, 2020	1,365	$91.64	1.0	Service
_______________________________________________________
(1)    This award is subject to an independent performance target for each of three consecutive 12-month measurement periods. Vesting of each tranche is independent of the satisfaction of the annual performance target for other tranches.
Restricted stock transactions under the Black Knight Omnibus plan for the periods presented are as follows:

	Shares	Weighted average grant date fair value
Balance December 31, 2017	1,581,711	$34.48
Granted	1,146,586	$46.27
Forfeited	(22,515)	$42.71
Vested	(628,517)	$34.90
Balance, December 31, 2018	2,077,265	$40.77
Granted	937,122	$53.84
Forfeited	(90,880)	$46.94
Vested	(908,524)	$39.83
Balance, December 31, 2019	2,014,983	$46.99
Granted	527,678	$74.62
Forfeited	(11,811)	$63.12
Vested	(981,752)	$44.50
Balance, December 31, 2020	1,549,098	$57.86

Equity-based compensation expense related to restricted shares of Black Knight was $38.5 million, $50.8 million and $50.9 million for the years ended December 31, 2020, 2019 and 2018, respectively. Equity-based compensation includes accelerated recognition of $0.5 million, $2.9 million and $6.9 million for the years ended December 31, 2020, 2019 and 2018, respectively. These expenses are included in Operating expenses in the Consolidated Statements of Earnings and Comprehensive Earnings.

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
As of December 31, 2020, the total unrecognized compensation cost related to non-vested restricted shares of our common stock is $36.5 million, which is expected to be recognized over a weighted average period of approximately 1.9 years.
Profits Interests Units
On November 24, 2020, there were 6,292 OB PIUs granted to certain members of management, directors, and certain employees, which vest over 3 years, with 100% cliff vesting after the third year. The terms of the OB PIUs provide for the grantees to participate in the excess of Optimal Blue Holdco's fair value over the initial hurdle amount, which was the fair value of the Optimal Blue Holdco's Class A members' initial contributions.
Holders of the OB PIUs have an option to put their profit interests to us if no public offering has been consummated as of the date that is 60 days prior to the fourth and each subsequent anniversary of the acquisition date of Optimal Blue. The units may be settled in cash or Black Knight common stock or a combination of both at our election and will be settled at the current fair value at the time we receive notice of the put election. As the OB PIUs provide for redemption features not solely within our control, we classify the redemption value outside of permanent equity in redeemable noncontrolling interests. The redemption value is equal to the difference in the per unit fair value of the underlying member units and the hurdle amount, based upon the proportionate required service period rendered to date.
The hurdle rate as of the grant date was used to determine the per unit strike price for the calculation. The risk free interest rates used in the calculation of the fair value of the OB PIUs are the rates that correspond to the weighted average expected life of the OB PIUs. The volatility was estimated based on the historical volatility of the comparable public companies' stock prices over a term equal to the weighted average expected life of the OB PIUs. We used a weighted average risk free interest rate of 0.31%, a volatility assumption of 37.0% and an expected life of 4 years, resulting in a grant date fair value of $4,233 per profits interests unit. The grant date fair value of the OB PIUs was $26.6 million.
Equity-based compensation expense related to the OB PIUs was $0.9 million for the year ended December 31, 2020. As of December 31, 2020, the total unrecognized compensation cost related to non-vested OB PIUs is $25.7 million, which is expected to be recognized over a weighted average period of approximately 2.9 years.

(18)    Employee Stock Purchase Plan and 401(k) Plan
Employee Stock Purchase Plan ("ESPP")
The Black Knight, Inc. Employee Stock Purchase Plan (the "Black Knight ESPP"), which was amended and restated as of December 5, 2019, allows our eligible employees to voluntarily make after-tax contributions ranging from 3% to 15% of eligible earnings. We contribute varying matching amounts as specified in the Black Knight ESSP. Effective January 1, 2020, a one-year holding period was implemented for contributions to the Black Knight ESPP. During the holding period, ESPP purchased shares are not eligible for sale or broker transfer.
We recorded expense of $7.1 million, $8.0 million and $7.8 million for the years ended December 31, 2020, 2019 and 2018, respectively, relating to the participation of our employees in the Black Knight ESPP.
401(k) Profit Sharing Plan
Our employees participate in the Black Knight 401(k) Profit Sharing Plan (the “Black Knight 401(k) Plan”), a qualified 401(k) plan sponsored by our indirect subsidiary BKIS. Under the terms of the plan, as amended, eligible employees may contribute up to 40% of their pretax annual compensation, up to the amount allowed pursuant to the Internal Revenue Code ("IRC"). We generally match 37.5% of each dollar of employee contribution up to 6% of the employee's total eligible compensation.
We recorded expense of $7.2 million, $6.5 million and $6.3 million for the years ended December 31, 2020, 2019 and 2018, respectively, relating to the participation of our employees in the 401(k) plans.

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(19)        Income Taxes
Income tax expense consists of the following (in millions):

	Year ended December 31,
	2020	2019	2018
Current:
Federal	$41.5	$39.5	$35.0
State	11.6	9.7	9.4
Foreign	1.0	0.9	0.8
Total current	54.1	50.1	45.2

Deferred:
Federal	(10.6)	(0.2)	(2.3)
State	(1.9)	(8.0)	(5.2)
Total deferred	(12.5)	(8.2)	(7.5)
Total income tax expense	$41.6	$41.9	$37.7
A reconciliation of our federal statutory income tax rate to our effective income tax rate is as follows:

	Year ended December 31,
	2020	2019	2018
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	4.2	4.1	5.0
Redeemable noncontrolling interests	1.3	—	—
Tax credits	(4.6)	(2.3)	(1.8)
Restricted share vesting	(2.6)	(1.1)	(1.0)
Effect of deferred revaluation related to lower blended state tax rate	—	(3.3)	(2.0)
Prior year return to provision adjustments	(5.0)	(0.9)	(2.8)
Effect of Optimal Blue acquisition and related transactions	1.4	—	—
Non-deductible executive compensation	1.2	—	—
Unrecognized tax benefit	1.9	(0.2)	0.1
Other	0.1	1.3	(0.2)
Effective tax rate	18.9%	18.6%	18.3%

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The components of deferred tax assets and liabilities consist of the following (in millions):

	December 31,
	2020	2019
Deferred tax assets:
Equity method investments	$5.2	$25.7
Equity-based compensation	9.7	12.6
Deferred revenues	22.6	6.2
Interest rate swaps	9.5	5.6
Other	24.1	13.0
Total deferred tax assets	71.1	63.1
Deferred tax liabilities:
Goodwill and other intangible assets	(170.0)	(168.7)
Deferred contract costs	(42.1)	(40.3)
Property, equipment and computer software	(32.7)	(34.3)
Partnership basis	(105.4)	—
Other	(4.9)	(5.1)
Total deferred tax liabilities	(355.1)	(248.4)
Net deferred tax liability	$(284.0)	$(185.3)
During the year ended December 31, 2020, management determined that a reserve for uncertain tax positions was warranted as a result of certain items claimed on amended income tax returns filed for certain prior periods. The methodology used in determining the claimed amounts in the amendment of prior periods is also utilized for the current year and may result in additional reserves. We do not expect the reserve to reverse within the following year. If we were to prevail on our uncertain tax positions, the reversal of this reserve would also be a benefit to our effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2020	2019
Balance, January 1	$—	$0.4
Additions based on tax positions of prior years	2.8	—
Additions based on tax positions of current year	1.3	—
Decreases based on tax positions of prior years	—	(0.4)
Balance, December 31	$4.1	$—
We are currently under audit by the Internal Revenue Service for the 2017 tax year. Our open tax years also include 2018, 2019 and 2020 for federal income tax purposes. We are currently under audit with the state of Maine for the 2017, 2018 and 2019 tax years. We have open tax years for state income tax purposes for up to six years based on each state's laws.
(20)    Concentrations of Risk
We generate a significant amount of revenues from large clients. For the year ended December 31, 2020, no client accounted for more than 10% of our consolidated revenues. A large client accounted for 10% and 12% of total revenues for the years ended December 31, 2019 and 2018, respectively.
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
Separate discrete financial information is available for these two segments and the operating results of each segment are regularly evaluated by the CODM in order to assess performance and allocate resources. We use EBITDA as the primary profitability measure for making decisions regarding ongoing operations. EBITDA is earnings before Interest expense, net, Income tax expense and Depreciation and amortization. It also excludes Equity in earnings (losses) of unconsolidated affiliates. We do not allocate Interest expense, Other income, net, Income tax expense, equity-based compensation and certain other items, such as purchase accounting adjustments and acquisition-related costs to the segments, since these items are not considered in evaluating the segments' overall operating performance.
Segment asset information is not included below because we do not use it to evaluate performance or allocate resources. Summarized financial information concerning our segments is shown in the tables below (in millions):

	Year ended December 31, 2020
	Software Solutions	Data and Analytics	Corporate and Other		Total
Revenues	$1,040.2	$198.7	$(0.4)	(1)	$1,238.5
Expenses:
Operating expenses	435.6	133.9	100.1	(2)	669.6
Transition and integration costs	—	—	31.4	(3)	31.4
EBITDA	604.6	64.8	(131.9)		537.5
Depreciation and amortization	120.9	15.1	134.7	(4)	270.7
Operating income (loss)	483.7	49.7	(266.6)		266.8
Interest expense, net					(62.9)
Other income, net					16.4
Earnings before income taxes and equity in earnings of unconsolidated affiliates					220.3
Income tax expense					41.6
Earnings before equity in earnings of unconsolidated affiliates					178.7
Equity in earnings of unconsolidated affiliates, net of tax					67.1
Net earnings					245.8
Net losses attributable to redeemable noncontrolling interests					18.3
Net earnings attributable to Black Knight					$264.1

BLACK KNIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year ended December 31, 2019
	Software Solutions	Data and Analytics	Corporate and Other		Total
Revenues	$1,012.3	$165.4	$(0.5)	(1)	$1,177.2
Expenses:
Operating expenses	412.7	123.4	109.9	(2)	646.0
Transition and integration costs	—	—	5.4	(3)	5.4
EBITDA	599.6	42.0	(115.8)		525.8
Depreciation and amortization	123.9	15.9	96.4	(4)	236.2
Operating income (loss)	475.7	26.1	(212.2)		289.6
Interest expense, net					(63.5)
Other expense, net					(1.4)
Earnings before income taxes and equity in losses of unconsolidated affiliates					224.7
Income tax expense					41.9
Earnings before equity in losses of unconsolidated affiliates					182.8
Equity in losses of unconsolidated affiliates, net of tax					(74.0)
Net earnings					$108.8

	Year ended December 31, 2018
	Software Solutions	Data and Analytics	Corporate and Other		Total
Revenues	$962.0	$154.5	$(2.5)	(1)	$1,114.0
Expenses:
Operating expenses	394.8	115.0	115.6	(2)	625.4
Transition and integration costs	—	—	6.6	(5)	6.6
EBITDA	567.2	39.5	(124.7)		482.0
Depreciation and amortization	112.9	14.1	90.0	(4)	217.0
Operating income (loss)	454.3	25.4	(214.7)		265.0
Interest expense, net					(51.7)
Other expense, net					(7.1)
Earnings before income taxes					206.2
Income tax expense					37.7
Net earnings					$168.5
_______________________________________________________
(1)    Revenues for Corporate and Other represent deferred revenue purchase accounting adjustments recorded in accordance with GAAP.
(2)    Operating expenses for Corporate and Other includes equity-based compensation, including certain related payroll taxes, of $40.6 million, $51.7 million and $51.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.
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
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has adopted the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2020. Management has excluded Optimal Blue from its assessment of our internal control over financial reporting as of December 31, 2020, because it was acquired during 2020. Optimal Blue represents approximately 1.0% of total assets, excluding computer software, other intangible assets and goodwill related to Optimal Blue, and 3.0% of total revenues in the consolidated financial statements amounts of the Company as of and for year ended December 31, 2020.
The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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
(a) (3) Exhibits. Exhibits required to be filed by Item 601of Regulation S-K, and by Item 15(b) are included below:

Exhibit Number
Description
2.1
Agreement and Plan of Merger, dated as of June 8, 2017, by and among New BKH Corp., Black Knight Financial Services, Inc., Black Knight Holdco Corp., New BKH Merger Sub, Inc., BKFS Merger Sub, Inc. and Fidelity National Financial, Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed by Black Knight Financial Services, Inc. on June 9, 2017 (No. 001-37394))

2.2*
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

4.1	Description of Common Stock (incorporated by reference to Exhibit 4.2 to the Form 10-K filed by Black Knight, Inc. on February 28, 2020 (No. 001-37394))

4.2
Indenture among Black Knight InfoServ, LLC, the Guarantors party thereto and Wells Fargo Bank, National Association, dated August 26, 2020 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by Black Knight, Inc. on August 26, 2020 (No. 001-37394))

4.3
Form of 3.625% Senior Note due 2028 of Black Knight InfoServ, LLC.(incorporated by reference to Exhibit 4.2 to the Form 8-K filed by Black Knight, Inc. on August 26, 2020 (No. 001-37394), which is included as Exhibit A to Exhibit 4.1 to the Form 8-K filed by Black Knight, Inc. on August 26, 2020 (No. 001-37394)).

10.1
Amended and Restated Employment Agreement by and between Kirk T. Larsen and BKFS I Management, Inc. dated April 23, 2015 (incorporated by reference to Exhibit 10.11 to Amendment No. 4 to the Form S-1 Registration Statement filed by Black Knight Financial Services, Inc. on May 4, 2015 (No. 333-201241)) (1)

10.2
Employment Agreement by and between BKFS I Management, Inc. and Michael L. Gravelle, effective as of March 1, 2015 (incorporated by reference to Exhibit 10.16 to Amendment No. 3 to the Form S-1 Registration Statement filed by Black Knight Financial Services, Inc. on April 20, 2015 (No. 333-201241)) (1)

10.3
Black Knight, Inc. Deferred Compensation Plan, effective September 15, 2017 (incorporated by reference to Exhibit 10.12 to the Form 10-K filed by Black Knight, Inc. on February 23, 2018 (No. 001-37394)) (1)

10.4
Cross-Indemnity Agreement by and between Black Knight Financial Services, LLC and ServiceLink Holdings, LLC dated as of December 22, 2014 (incorporated by reference to Exhibit 10.20 to Amendment No. 2 to the Form S-1 Registration Statement filed by Black Knight Financial Services, Inc. on March 30, 2015 (No. 333-201241))

10.5
First Amendment to Amended and Restated Employment Agreement by and between Kirk T. Larsen and BKFS I Management, Inc. dated March 17, 2016 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Black Knight Financial Services, Inc. on April 29, 2016 (No. 001-37394)) (1)

10.6
Second Amendment to Employment Agreement by and between BKFS I Management, Inc. and Kirk Larsen effective April 30, 2016 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Black Knight Financial Services, Inc. on August 9, 2016 (No. 001-37394)) (1)

10.7
First Amendment to Employment Agreement by and between BKFS I Management, Inc. and Michael L. Gravelle effective April 30, 2016 (incorporated by reference to Exhibit 10.4 to the Form 10-Q filed by Black Knight Financial Services, Inc. on August 9, 2016 (No. 001-37394)) (1)

10.8
Employment Agreement by and between BKFS I Services, LLC and Anthony M. Jabbour, effective as of April 1, 2018 (incorporated by reference to Exhibit 10.21 to the Form 10-K filed by Black Knight, Inc. on February 23, 2018 (No. 001-36394)) (1)

10.9
Employment Agreement by and between LPS Management LLC and Shelley Leonard effective as of April 8, 2013 (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by Black Knight, Inc. on May 5, 2020 (No. 001-36394))(1)

10.10
Amendment to the Restricted Stock Award Agreement (Subject to Time-Based Restriction) (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Black Knight Financial Services, Inc. on November 3, 2016 (No. 001-37394))

10.11
Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement (2015) under Black Knight Financial Services, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.33 to the Form 10-K filed by Black Knight Financial Services, Inc. on February 26, 2016 (No. 001-37394)) (1)

10.12
Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement (2016) with a 3 year vesting under Black Knight Financial Services, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.34 to the Form 10-K filed by Black Knight Financial Services, Inc. on February 26, 2016 (No. 001-37394)) (1)

10.13
Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement (2016) with a 4 year vesting under Black Knight Financial Services, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.35 to the Form 10-K filed by Black Knight Financial Services, Inc. on February 26, 2016 (No. 001-37394)) (1)

10.14
Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement (2017) with a 3 year vesting under Black Knight Financial Services, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.40 to the Form 10-K filed by Black Knight Financial Services, Inc. on February 24, 2017 (No. 001-37394)) (1)

10.15
Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement (2017) with a 4 year vesting under Black Knight Financial Services, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.41 to the Form 10-K filed by Black Knight Financial Services, Inc. on February 24, 2017 (No. 001-37394)) (1)

10.16
Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement (2018) under Black Knight, Inc. Amended and Restated 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.28 to the Form 10-K filed by Black Knight, Inc. on February 23, 2018 (No. 001-373394)) (1)

10.17
Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement (2019) under Black Knight, Inc. Amended and Restated 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.24 to the Form 10-K filed by Black Knight, Inc. on February 22, 2019 (No. 001-373394)) (1)

10.18
Form of Notice of Restricted Stock and Restricted Stock Award Agreement (Directors) (2020) under Black Knight, Inc. Amended and Restated 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Black Knight, Inc. on May 5, 2020 (No. 001-37394)) (1)

10.19
Form of Notice of Restricted Stock Grant and Restricted Stock Award Amendment (2020) under Black Knight, Inc. Amended and Restated 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Black Knight, Inc. on May 5, 2020 (No. 001-37394))(1)

10.20
Amended and Restated Employment Agreement by and between Joseph M. Nackashi and BKFS I Management, Inc. effective July 17, 2017 (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Black Knight Financial Services, Inc. on July 28, 2017 (No. 001-37394)) (1)

10.21	Black Knight, Inc. Amended and Restated 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to the Form 8-K filed by Black Knight, Inc. on October 2, 2017 (No. 001-37394)) (1)

10.22
Black Knight, Inc. Employee Stock Purchase Plan, amended and restated effective as of December 5, 2019 (incorporated by reference to Exhibit 10.19 to the Form 10-K filed by Black Knight, Inc. on February 28, 2020 (No. 001-37394)) (1)

10.23	Black Knight 401(k) Profit Sharing Plan (incorporated by reference to Exhibit 99.1 to the Form S-8 Registration Statement filed by Black Knight, Inc. on October 3, 2017 (No. 333-220786))

10.24
Amended and Restated Credit and Guaranty Agreement, dated as of April 30, 2018 among Black Knight InfoServ, LLC, as a Borrower, Black Knight Financial Services, LLC, as Holdings, the subsidiaries of the Borrower from time to time party hereto, the Lenders from time to time party hereto JPMorgan Chase Bank, N.A., as Administartive Agent, Swing Line Lender and L/C Issuer and Bank of America, N.A., as Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Black Knight, Inc. on May 3, 2018 (No. 001-37394))

10.25
Assignment and Investment Agreement by and among Black Knight, Inc., QIA FIG Holding LLC, Cannae Holdings, Inc. and Star Parent, L.P., dated as of January 24, 2019 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Black Knight, Inc. on January 28, 2019 (No. 001-37394))

10.26
Director Services Agreement by and between Black Knight, Inc. and William P. Foley, II effective as of December 1, 2019 (incorporated by reference to Exhibit 99.1 to the Form 8-K filed by Black Knight, Inc. on November 22, 2019 (No. 000-37394)) (1)

10.27
Dun & Bradstreet Holdings, Inc. Common Stock Purchase Agreement, dated June 23, 2020, among Dun & Bradstreet Holdings, Inc. and Black Knight InfoServ, LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Black Knight, Inc. on June 29, 2020 (No. 001-37394))

10.28
First Amendment to the Amended and Restated Credit First Amendment to the Amended and Restated Credit and Guaranty Agreement, dated as of August 7, 2020, by and among Black Knight InfoServ, LLC, as Borrower, Black Knight Financial Services, LLC, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Black Knight, Inc. on August 11, 2020 (No. 001-37394))

10.29*	Second Amended and Restated Limited Liability Company Agreement of Optimal Blue Holdco, LLC, A Delaware Limited Liability Company dated November 24, 2020

10.30
Second Amendment to Employment Agreement by and between BKFS I Services, LLC and Michael L. Gravelle effective as of November 1, 2019 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Black Knight, Inc. on November 7, 2019 (No. 001-37394))(1)

10.31	Optimal Blue Holdco, LLC 2020 Incentive Plan (1)

10.32	Optimal Blue Holdco, LLC Unit Grant Agreement (2020) (1)

21.1	Subsidiaries of the Registrant

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm

23.2	Consent of KPMG LLP with respect to the report related to Star Parent, L.P. and its subsidiaries

23.3	Consent of KPMG LLP with respect to the report related to Dun & Bradstreet Holdings, Inc. and its subsidiaries.

23.4	Consent of PricewaterhouseCoopers LLP with respect to a report related to The Dun & Bradstreet Corporation

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 18 U.S.C. Section 135050

99.1
Audited Consolidated Financial Statements of Star Parent, L.P. and its subsidiaries as of December 31, 2019 and for the period from February 8, 2019 to December 31, 2019 (incorporated by reference to Exhibit 99.1 to the Form 10-K/A filed by Black Knight, Inc. on March 25, 2020 (001-37394))

99.2	Audited Consolidated Financial Statements of Dun & Bradstreet holdings, Inc. and its subsidiaries as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018

101.INS	Inline XBRL Instance Document**

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

104	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101
(1)A management or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(b) of Form 10-K.
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

Date: February 26, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anthony M. Jabbour	Chief Executive Officer and Director	February 26, 2021
Anthony M. Jabbour	(Principal Executive Officer)

/s/ Kirk T. Larsen	Executive Vice President and Chief Financial Officer	February 26, 2021
Kirk T. Larsen	(Principal Financial Officer)

/s/ Michele M. Meyers	Chief Accounting Officer and Treasurer	February 26, 2021
Michele M. Meyers	(Principal Accounting Officer)

/s/ William P. Foley, II	Chairman of the Board	February 26, 2021
William P. Foley, II

/s/ Catherine L. Burke	Director	February 26, 2021
Catherine L. Burke

/s/ Thomas M. Hagerty	Director	February 26, 2021
Thomas M. Hagerty

/s/ David K. Hunt	Director	February 26, 2021
David K. Hunt

/s/ Joseph M. Otting	Director	February 26, 2021
Joseph M. Otting

/s/ Ganesh B. Rao	Director	February 26, 2021
Ganesh B. Rao

/s/ John D. Rood	Director	February 26, 2021
John D. Rood

/s/ Nancy L. Shanik	Director	February 26, 2021
Nancy L. Shanik