Form 10-Q
period 2021-03-31
Black Knight, Inc.
filed 2021-05-06
CIK 1627014

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

There were 156,613,822 shares outstanding of the Registrant’s common stock as of May 5, 2021.

FORM 10-Q

QUARTERLY REPORT

Quarter Ended March 31, 2021

i

Part I: FINANCIAL INFORMATION

Item 1.Condensed Consolidated Financial Statements (Unaudited)

BLACK KNIGHT, INC.

Condensed Consolidated Balance Sheets

(In millions)

(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$44.9	$34.7
Trade receivables, net	182.5	182.2
Prepaid expenses and other current assets	83.5	70.4
Receivables from related parties	0.1	—
Total current assets	311.0	287.3
Property and equipment, net	161.2	163.1
Computer software, net	507.0	498.3
Other intangible assets, net	654.0	692.3
Goodwill	3,631.5	3,613.4
Investments in unconsolidated affiliates	475.6	470.5
Deferred contract costs, net	175.1	172.3
Other non-current assets	215.5	193.3
Total assets	$6,130.9	$6,090.5
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable and other accrued liabilities	$86.9	$88.1
Accrued compensation and benefits	58.5	79.3
Current portion of debt	17.4	73.0
Deferred revenues	60.2	50.9
Total current liabilities	223.0	291.3
Deferred revenues	89.8	92.7
Deferred income taxes	283.9	284.0
Long-term debt, net of current portion	2,241.5	2,121.9
Other non-current liabilities	100.0	94.9
Total liabilities	2,938.2	2,884.8
Commitments and contingencies (Note 11)
Redeemable noncontrolling interests	578.0	578.0
Equity:
Common stock; $0.0001 par value; 550,000,000 shares authorized; 160,040,598 shares issued and 156,639,060 shares outstanding as of March 31, 2021, and 160,085,413 shares issued and 157,014,712 shares outstanding as of December 31, 2020	—	—
Preferred stock; $0.0001 par value; 25,000,000 shares authorized; issued and outstanding, none as of March 31, 2021 and December 31, 2020	—	—
Additional paid-in capital	2,017.0	2,053.7
Retained earnings	812.0	757.4
Accumulated other comprehensive loss	(37.8)	(38.8)
Treasury stock, at cost, 3,401,538 shares as of March 31, 2021 and 3,070,701 shares as of December 31, 2020	(176.5)	(144.6)
Total shareholders’ equity	2,614.7	2,627.7
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$6,130.9	$6,090.5

See Notes to Condensed Consolidated Financial Statements (Unaudited).

BLACK KNIGHT, INC.

Condensed Consolidated Statements of Earnings and Comprehensive Earnings

(In millions, except per share data)

(Unaudited)

	Three months ended March 31,
	2021	2020
Revenues	$349.7	$290.7
Expenses:
Operating expenses	186.2	162.4
Depreciation and amortization	87.8	57.7
Transition and integration costs	7.9	2.4
Total expenses	281.9	222.5
Operating income	67.8	68.2
Other income and expense:
Interest expense, net	(20.3)	(14.7)
Other expense, net	(3.2)	(0.8)
Total other expense, net	(23.5)	(15.5)
Earnings before income taxes and equity in earnings of unconsolidated affiliates	44.3	52.7
Income tax expense	5.2	8.2
Earnings before equity in earnings of unconsolidated affiliates	39.1	44.5
Equity in earnings of unconsolidated affiliates, net of tax	6.4	5.6
Net earnings	45.5	50.1
Net losses attributable to redeemable noncontrolling interests	8.6	—
Net earnings attributable to Black Knight	$54.1	$50.1
Other comprehensive (loss) earnings:
Unrealized holding gains (losses), net of tax(1)	0.5	(21.6)
Reclassification adjustments for losses included in net earnings, net of tax(2)	3.9	1.2
Total unrealized gains (losses) on interest rate swaps, net of tax	4.4	(20.4)
Foreign currency translation adjustment, net of tax (3)	(0.3)	(0.2)
Unrealized losses on investments in unconsolidated affiliates(4)	(3.1)	(0.2)
Other comprehensive earnings (loss)	1.0	(20.8)
Comprehensive earnings	46.5	29.3
Net losses attributable to redeemable noncontrolling interests	8.6	—
Comprehensive earnings attributable to Black Knight	$55.1	$29.3
Net earnings per share attributable to Black Knight common shareholders:
Basic	$0.35	$0.34
Diluted	$0.35	$0.34
Weighted average shares of common stock outstanding (see Note 5):
Basic	155.6	148.0
Diluted	155.9	148.7

(1)	Net of income tax expense of $0.2 million and tax benefit of $7.3 million for the three months ended March 31, 2021 and 2020, respectively.
(2)	Amounts reclassified to net earnings relate to losses on interest rate swaps and are included in Interest expense, net above. Amounts are net of income tax benefit of $1.3 million and $0.4 million for the three months ended March 31, 2021 and 2020, respectively.
(3)	Net of income tax benefit of less than $0.1 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively.
(4)	Net of income tax benefit of $1.0 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively.

See Notes to Condensed Consolidated Financial Statements (Unaudited).

BLACK KNIGHT, INC.

Condensed Consolidated Statements of Equity

(In millions)

(Unaudited)

	Three months ended March 31, 2021
					Accumulated
			Additional		other			Total	Redeemable
	Common stock		paid-in	Retained	comprehensive	Treasury stock		shareholders’	noncontrolling
	Shares	$	capital	earnings	loss	Shares	$	equity	interests
Balance, December 31, 2020	160.1	$—	$2,053.7	$757.4	$(38.8)	3.1	$(144.6)	$2,627.7	$578.0
Fair value adjustment to redeemable noncontrolling interests in Optimal Blue Holdco, LLC	—	—	(8.6)	—	—	—	—	(8.6)	8.6
Grant of restricted shares of common stock	—	—	(25.3)	—	—	(0.5)	25.3	—	—
Forfeitures of restricted shares of common stock	—	—	0.1	—	—	—	(0.1)	—	—
Tax withholding payments for restricted share vesting	(0.1)	—	(22.7)	—	—	—	—	(22.7)	—
Vesting of restricted shares granted from treasury stock	—	—	10.4	—	—	0.2	(10.4)	—	—
Equity-based compensation expense	—	—	9.4	—	—	—	—	9.4	—
Net earnings (losses)	—	—	—	54.1	—	—	—	54.1	(8.6)
Equity-based compensation expense of unconsolidated affiliates	—	—	—	0.5	—	—	—	0.5	—
Purchases of treasury stock	—	—	—	—	—	0.6	(46.7)	(46.7)	—
Foreign currency translation adjustment	—	—	—	—	(0.3)	—	—	(0.3)	—
Unrealized gains on interest rate swaps, net	—	—	—	—	4.4	—	—	4.4	—
Other comprehensive loss on investments in unconsolidated affiliates	—	—	—	—	(3.1)	—	—	(3.1)	—
Balance, March 31, 2021	160.0	$—	$2,017.0	$812.0	$(37.8)	3.4	$(176.5)	$2,614.7	$578.0

	Three months ended March 31, 2020

					Accumulated other
	Common stock		Additional	Retained	comprehensive	Treasury stock		Total shareholders’
	Shares	$	paid-in capital	earnings	loss	Shares	$	equity
Balance December 31, 2019	153.1	—	$1,586.8	$490.6	$(20.2)	3.4	$(158.7)	$1,898.5
Effect of CECL adoption	—	—	—	(1.1)	—	—	—	(1.1)
Adjusted balance at January 1, 2020	153.1	—	1,586.8	489.5	(20.2)	3.4	(158.7)	1,897.4
Grant of restricted shares of common stock	—	—	(24.5)	—	—	(0.5)	24.5	—
Forfeitures of restricted shares of common stock	—	—	0.2	—	—	—	(0.2)	—
Tax withholding payments for restricted share vesting	(0.1)	—	(18.2)	—	—	—	—	(18.2)
Vesting of restricted shares granted from treasury stock	—	—	7.7	—	—	0.1	(7.7)	—
Equity-based compensation expense	—	—	10.7	—	—	—	—	10.7
Net earnings	—	—	—	50.1	—	—	—	50.1
Equity-based compensation expense of unconsolidated affiliates	—	—	—	0.4	—	—	—	0.4
Foreign currency translation adjustment	—	—	—	—	(0.2)	—	—	(0.2)
Unrealized losses on interest rate swaps, net	—	—	—	—	(20.4)	—	—	(20.4)
Other comprehensive loss on investments in unconsolidated affiliates	—	—	—	—	(0.2)	—	—	(0.2)
Balance, March 31, 2021	153.0	$—	$1,562.7	$540.0	$(41.0)	3.0	$(142.1)	$1,919.6

See Notes to Condensed Consolidated Financial Statements (Unaudited).

BLACK KNIGHT, INC.

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Three months ended March 31,
	2021	2020
Cash flows from operating activities:
Net earnings	$45.5	$50.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	87.8	57.7
Amortization of debt issuance costs and original issue discount	1.0	0.7
Loss on extinguishment of debt	2.5	—
Deferred income taxes, net	(1.8)	1.1
Equity in earnings of unconsolidated affiliates, net of tax	(6.4)	(5.6)
Equity-based compensation	9.4	10.7
Changes in assets and liabilities, net of acquired assets and liabilities:
Trade and other receivables, including receivables from related parties	0.4	(1.4)
Prepaid expenses and other assets	(32.5)	(5.3)
Deferred contract costs	(11.0)	(12.8)
Deferred revenues	6.4	(0.4)
Trade accounts payable and other liabilities	(23.9)	(34.3)
Net cash provided by operating activities	77.4	60.5
Cash flows from investing activities:
Additions to property and equipment	(5.2)	(3.5)
Additions to computer software	(24.7)	(18.2)
Business acquisitions, net of cash acquired	(20.0)	(50.4)
Asset acquisitions	(10.0)	(15.0)
Net cash used in investing activities	(59.9)	(87.1)
Cash flows from financing activities:
Revolver borrowings	167.8	246.6
Revolver payments	(98.5)	(140.6)
Term loan borrowings	1.6	—
Term loan payments	—	(7.8)
Purchases of treasury stock	(46.7)	—
Tax withholding payments for restricted share vesting	(22.7)	(18.2)
Finance lease payments	(1.2)	(2.3)
Debt issuance costs paid	(7.6)	—
Net cash (used in) provided by financing activities	(7.3)	77.7
Net increase in cash and cash equivalents	10.2	51.1
Cash and cash equivalents, beginning of period	34.7	15.4
Cash and cash equivalents, end of period	$44.9	$66.5
Supplemental cash flow information:
Interest paid, net	$(29.1)	$(13.9)
Income taxes paid, net	$(0.9)	$(0.4)

See Notes to Condensed Consolidated Financial Statements (Unaudited).

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)Basis of Presentation and Overview

The accompanying Condensed Consolidated Financial Statements (Unaudited) of Black Knight, Inc. (“BKI”) and its subsidiaries ("Black Knight," the "Company," "we," "us" or "our") were prepared in accordance with U.S. generally accepted accounting principles ("GAAP"), and all adjustments considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated.

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

This Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission ("SEC") on February 26, 2021 and other filings with the SEC.

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

Principles of Consolidation

The consolidated financial statements include the accounts of BKI, its wholly-owned subsidiaries and non-wholly owned subsidiaries in which we have a controlling financial interest either through voting rights or means other than voting rights. Intercompany transactions and balances have been eliminated in consolidation. Where our ownership interest in a consolidated subsidiary is less than 100%, the noncontrolling interests’ share of these non-wholly owned subsidiaries is reported in our consolidated balance sheets as a separate component of equity or within temporary equity. The noncontrolling interests’ share of the net earnings (loss) of these non-wholly owned subsidiaries is reported in our Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited) as an adjustment to our net earnings to arrive at Net earnings attributable to Black Knight.

We consolidate variable interest entities (“VIEs”) if we are considered the primary beneficiary because we have (a) the power to direct matters that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.

Optimal Blue Holdco, LLC (“Optimal Blue Holdco”), a non-wholly owned subsidiary, is considered a VIE. We are the primary beneficiary of Optimal Blue Holdco through our controlling interest and our rights established in the Second Amended and Restated Limited Liability Company Agreement of Optimal Blue Holdco dated November 24, 2020 (the “OB Holdco LLC Agreement”). As such, we control Optimal Blue Holdco and its subsidiaries and consolidate its financial position and results of operations. As of March 31, 2021 and December 31, 2020, we own 60% of Optimal Blue Holdco. Redeemable noncontrolling interests represent the collective 40% equity interest in Optimal Blue Holdco owned by Cannae Holdings, LLC ("Cannae") and affiliates of Thomas H. Lee Partners, L.P. ("THL"). As these redeemable noncontrolling interests provide for redemption features not solely within our control, they are presented outside of shareholders' equity.

Reporting Segments

We conduct our operations through two reporting segments: (1) Software Solutions and (2) Data and Analytics. See further discussion in Note 14 — Segment Information.

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

(2)Condensed Consolidated Financial Statement Details

Cash and Cash Equivalents

Cash and cash equivalents are unrestricted and include the following (in millions):

	March 31, 2021	December 31, 2020
Cash	$25.4	$27.1
Cash equivalents	19.5	7.6
Cash and cash equivalents	$44.9	$34.7

Trade Receivables, Net

A summary of Trade receivables, net of allowance for credit losses is as follows (in millions):

	March 31, 2021	December 31, 2020
Trade receivables — billed	$134.4	$136.4
Trade receivables — unbilled	50.3	47.9
Trade receivables	184.7	184.3
Allowance for credit losses	(2.2)	(2.1)
Trade receivables, net	$182.5	$182.2

In addition to the amounts above, we have unbilled receivables that we do not expect to collect within the next year included in Other non-current assets in our Condensed Consolidated Balance Sheets (Unaudited). Billings for these receivables are based on contractual terms.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in millions):

	March 31, 2021	December 31, 2020
Prepaid expenses	$48.5	$39.7
Contract assets, net	22.8	20.9
Other current assets	12.2	9.8
Prepaid expenses and other current assets	$83.5	$70.4

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Other Non-Current Assets

Other non-current assets consist of the following (in millions):

	March 31, 2021	December 31, 2020
Property records database	$60.5	$60.5
Contract assets, net	61.2	56.5
Right-of-use assets(1)	37.7	41.1
Contract credits	23.8	5.0
Deferred compensation plan related assets	23.2	19.5
Prepaid expenses	3.8	4.9
Other	5.3	5.8
Other non-current assets	$215.5	$193.3
(1)	Includes non-cash additions for right-of-use assets obtained in exchange for lease liabilities of $2.6 million for the three months ended March 31, 2020.

Trade Accounts Payable and Other Accrued Liabilities

Trade accounts payable and other accrued liabilities consist of the following (in millions):

	March 31, 2021	December 31, 2020
Income taxes payable	$18.7	$13.6
Lease liabilities, current	11.4	13.5
Trade accounts payable	9.0	8.9
Other taxes payable and accrued	7.1	10.7
Accrued client liabilities	3.6	6.4
Accrued interest	3.1	12.8
Other	34.0	22.2
Trade accounts payable and accrued liabilities	$86.9	$88.1

Deferred Revenues

During the three months ended March 31, 2021 and 2020, revenues recognized related to the amount included in the Deferred revenues balance at the beginning of each year were $17.7 million and $15.6 million, respectively.

Depreciation and Amortization

Depreciation and amortization includes the following (in millions):

	Three months ended March 31,
	2021	2020
Computer software	$30.6	$25.8
Other intangible assets	38.8	13.0
Deferred contract costs	8.2	8.9
Property and equipment	10.2	10.0
Total	$87.8	$57.7

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

(3)Business Acquisitions

Allocation of purchase price

The purchase price of acquisitions are allocated to the assets acquired and liabilities assumed based on their estimated fair value at the acquisition date. The fair value of the acquired Computer software and Other intangible assets were primarily determined using a third party valuation based on significant estimates and assumptions, including Level 3 inputs, which are judgmental in nature. These estimates and assumptions include the projected timing and amount of future cash flows and discount rates reflecting the risk inherent in the future cash flows.

NexSpring Acquisition

On March 16, 2021, we completed the acquisition of the technology assets and business of NexSpring Financial, LLC (“NexSpring”). This solution is expected to broaden our ability to serve mortgage brokers. NexSpring’s digital lending platform will be integrated with our Empower® loan origination system and reported within our Software Solutions segment.

Total consideration was $24.4 million, including $20.0 million paid at closing and $4.4 million of estimated contingent consideration to be paid in cash based on NexSpring revenues recognized over the three-year period subsequent to the acquisition. We recorded a preliminary allocation of the $20.0 million purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values, consisting primarily of $4.6 million of computer software assets and $0.5 million of other intangible assets. The weighted-average amortization periods for these acquired assets are 5 years for computer software and 3 years for other intangible assets, respectively. We recorded $18.1 million in goodwill for the residual amount by which the purchase price exceeded the preliminary fair value of the net assets acquired. These estimates are preliminary and subject to adjustments as we complete our valuation process with respect to Computer software, Other intangible assets and contingent consideration. Refer to Note 9 — Fair Value Measurements for additional information.

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

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following table summarizes the total purchase price consideration and the preliminary fair value amounts recognized for the assets acquired and liabilities assumed (in millions):

Total consideration, net	$1,799.0

Trade receivables	$11.3
Computer software	79.7
Other intangible assets	610.8
Goodwill	1,206.0
Other current and non-current assets	13.3
Total assets acquired	1,921.1
Deferred income taxes	101.4
Current and other non-current liabilities	20.7
Total liabilities assumed	122.1
Net assets acquired	$1,799.0

The fair value of Computer Software, Other intangible assets, Goodwill and certain assumed liabilities, including estimated liabilities for pre-acquisition tax exposure, is preliminary and subject to adjustments as we complete our valuation process. During the three months ended March 31, 2021, no measurement period adjustments were recorded.

(4)Investments in Unconsolidated Affiliates

DNB Investment

Dun & Bradstreet Holdings, Inc. (“DNB”) is a global leader in commercial data and analytics that provides various services helping companies improve their operational performance. On July 6, 2020, DNB, previously a wholly-owned subsidiary of Star Parent, L.P., a Delaware limited partnership (“Star Parent”), closed its initial public offering (the “DNB IPO”) and concurrent private placement (the “DNB Private Placement”). In connection with the DNB IPO and DNB Private Placement, our limited partner interests in Star Parent were exchanged for 54.8 million shares of DNB common stock, which represented ownership of 13.0% of DNB.

We hold less than 20% of the outstanding common equity of DNB, but we continue to account for our investment under the equity method because we continue to have significant influence over DNB primarily through a combination of our investment, an agreement with certain other DNB investors pursuant to which we agreed to collectively vote together on matters related to the election of DNB directors for a period of three years following the initial public offering of DNB and our shared Chief Executive Officer.

On January 8, 2021, DNB completed its acquisition of Bisnode Business Information Group AB (the “Bisnode acquisition”). In connection with the Bisnode acquisition, DNB issued 6.2 million shares of common stock, which resulted in a decrease in our ownership interest in DNB to 12.8%.

As of March 31, 2021, we have invested an aggregate of $492.6 million in DNB. As of March 31, 2021, DNB’s closing share price was $23.81 and the fair value of our investment in DNB was $1,306.0 million before tax.

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Summarized consolidated financial information for DNB (Successor) and Star Parent (Predecessor) is presented below (in millions):

	March 31, 2021	December 31, 2020
Current assets	$673.2	$874.4
Non-current assets	9,251.7	8,345.9
Total assets	$9,924.9	$9,220.3

Current liabilities, including short-term debt	$996.3	$828.1
Non-current liabilities	5,250.4	4,808.3
Total liabilities	6,246.7	5,636.4
Total equity	3,678.2	3,583.9
Total liabilities and shareholders' equity	$9,924.9	$9,220.3

	Three months ended March 31,
	2021	2020
Revenues	$504.5	$395.7
Loss before provision for income taxes and equity in net income of affiliates	(33.7)	(0.6)
Net (loss) income	(23.3)	74.3
Net (loss) income attributable to DNB (Successor)/Star Parent (Predecessor)	(25.0)	41.9

Effective January 1, 2021, DNB eliminated the one-month reporting lag for certain of its subsidiaries outside North America and aligned the year-end for all of its subsidiaries to December 31. DNB applied this change in their accounting policy retrospectively. The effect of this change in accounting policy did not have a material impact to our results of operations or financial condition and was included in our current period accounting for our investment in DNB. The summarized consolidated financial information above was derived from DNB’s most recently available unaudited consolidated financial information and includes the effect of their change in accounting policy.

Equity in earnings (losses) of unconsolidated affiliates, net of tax consists of the following (in millions):

	Three months ended March 31,
	2021	2020
Equity in (losses) earnings of unconsolidated affiliates, net of tax	$(3.5)	$5.6
Non-cash gain related to DNB's issuance of common stock, net of tax	9.9	—
Equity in earnings of unconsolidated affiliates, net of tax	$6.4	$5.6

(5)Earnings Per Share

Diluted net earnings per share includes the effect of unvested restricted stock awards. For the three months ended March 31, 2021, the outstanding Optimal Blue Holdo profits interests units (“OB PIUs”) were excluded from the diluted earnings per share calculations because

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

the effect of their inclusion was antidilutive. The following table sets forth the computation of basic and diluted net earnings per share (in millions, except per share amounts):

	Three months ended March 31,
	2021	2020
Basic:
Net earnings attributable to Black Knight	$54.1	$50.1
Shares used for basic net earnings per share:
Weighted average shares of common stock outstanding	155.6	148.0
Basic net earnings per share	$0.35	$0.34

Diluted:
Net earnings attributable to Black Knight	$54.1	$50.1
Shares used for diluted net earnings per share:
Weighted average shares of common stock outstanding	155.6	148.0
Dilutive effect of unvested restricted shares of common stock	0.3	0.7
Weighted average shares of common stock, diluted	155.9	148.7
Diluted net earnings per share	$0.35	$0.34

(6)Related Party Transactions

We believe the amounts earned from or charged by us under each of the following arrangements are fair and reasonable. The amounts we earned or that were charged under these arrangements were not negotiated at arm's length and may not represent the terms that we might have obtained from an unrelated third party.

DNB

DNB is considered to be a related party primarily due to the combination of our investment in DNB, our shared Chief Executive Officer and certain shared board members. Refer to Note 4 — Investments in Unconsolidated Affiliates for additional details.

As of March 31, 2021, we had a related party receivable of $0.1 million from DNB.

Trasimene

Trasimene Capital Management, LLC ("Trasimene") is considered a related party because the Chairman of our Board of Directors owns a controlling interest in Trasimene. During the three months ended March 31, 2021, we recognized $0.3 million in fees with Trasimene related to our acquisition of NexSpring, which are included in Transition and integration costs in our Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited). As of March 31, 2021, we had a related party payable of $0.1 million included in Trade accounts payable and other accrued liabilities in our Condensed Consolidated Balance Sheets (Unaudited).

(7)Goodwill

Goodwill consists of the following (in millions):

	Software	Data and
	Solutions	Analytics	Total
Balance, December 31, 2020	$3,415.8	$197.6	$3,613.4
NexSpring acquisition (Note 3)	18.1	—	18.1
Balance, March 31, 2021	$3,433.9	$197.6	$3,631.5

The increase in Goodwill related to our NexSpring acquisition is deductible for tax purposes.

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

(8)Long-Term Debt

Long-term debt consists of the following (in millions):

	March 31, 2021	December 31, 2020
Term A Loan	$1,150.0	$1,148.4
Revolving Credit Facility	117.0	47.7
Senior Notes	1,000.0	1,000.0
Other	14.7	17.6
Total long-term debt principal	2,281.7	2,213.7
Less: current portion of long-term debt	(17.4)	(73.0)
Long-term debt before debt issuance costs and discount	2,264.3	2,140.7
Less: debt issuance costs and discount	(22.8)	(18.8)
Long-term debt, net of current portion	$2,241.5	$2,121.9

As of March 31, 2021, principal maturities, including payments related to our finance leases, are as follows (in millions):

2021	$7.3
2022	31.9
2023	33.0
2024	57.5
2025	57.5
Thereafter	2,094.5
Total	$2,281.7

Credit Agreement

On April 30, 2018, our indirect subsidiary, BKIS entered into an amended and restated credit and guaranty agreement (the “2018 Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent, the guarantors party thereto, the other agents party thereto and the lenders party thereto. The 2018 Credit Agreement provided for (i) a $1,250.0 million term loan A facility and (ii) a $750.0 million revolving credit facility.

Debt Refinancing

On March 10, 2021, BKIS entered into a second amended and restated credit and guaranty agreement (the “2021 Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, the guarantors party thereto, the other agents party thereto and the lenders party thereto.

The 2021 Credit Agreement provides for (i) a $1,150.0  million term loan A facility (the “Term A Loan”) and (ii) a $1,000.0 million revolving credit facility (the “Revolving Credit Facility” and, together with the Term A Loan, collectively, the “Facilities”), the proceeds of which were used to repay in full the indebtedness outstanding under the 2018 Credit Agreement and to pay related fees and expenses.

The Facilities bear interest at rates based upon, at the option of BKIS, either (i) the base rate plus a margin of between 25 and 50 basis points depending on the total net leverage ratio of Black Knight Financial Services, LLC (“BKFS”), a Delaware limited liability company and the direct parent company of BKIS, and its restricted subsidiaries on a consolidated basis (the “Consolidated Leverage Ratio”) and (ii) the Eurodollar rate plus a margin of between 125 and 150 basis points depending on the Consolidated Leverage Ratio. Until the delivery of the initial financial statements under the 2021 Credit Agreement, the Term A Loan and the Revolving Credit Facility bear interest, at the option of BKIS, at either (i) the base rate plus a margin of 50 basis points or (ii) the Eurodollar rate plus a margin of 150 basis points. In addition, BKIS will pay an unused commitment fee of between 15 and 20 basis points on the undrawn commitments under the Revolving Credit Facility, also depending on the Consolidated Leverage Ratio. The above unused commitment fee and margins are consistent with the

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

2018 Credit Agreement. The 2021 Credit Agreement also provides us with an option to choose an alternative rate of interest on or before the cessation of the London Interbank Offered Rate (“LIBOR”) at our election.

As of March 31, 2021, the interest rate for the Facilities was based on the Eurodollar rate plus a margin of 150 basis points and was approximately 1.6%. As of March 31, 2021, we had $883.0 million capacity on the Revolving Credit Facility, and the unused commitment fee was 20 basis points.

The Facilities are guaranteed by all of BKIS’s wholly-owned domestic restricted subsidiaries and BKFS, and are secured by associated collateral agreements that pledge a lien on the majority of BKIS’s assets and the assets of the guarantors, in each case, subject to customary exceptions.

The Term A Loan is subject to amortization of principal, payable in quarterly installments on the last day of each fiscal quarter equal to the percentage set forth below of the initial aggregate principal amount of the term loans for such fiscal quarter:

Payment Dates	Percentage
Commencing on March 31, 2022 through and including December 31, 2023	0.625%
Commencing on March 31, 2024 through and including December 31, 2025	1.250%

The remaining principal balance of the Term A Loan and any outstanding loans under the Revolving Credit Facility are due upon maturity on March 10, 2026.

As a result of the refinancing, we recognized $2.5 million of expense during the three months ended March 31, 2021 in Other expense, net on the Condensed Consolidated Statement of Earnings and Comprehensive Earnings (Unaudited).

Senior Notes

On August 26, 2020, BKIS completed the issuance and sale of $1.0 billion aggregate principal amount of 3.625% senior unsecured notes due 2028 (the "Senior Notes"). The Senior Notes have a coupon rate of 3.625% and mature on September 1, 2028. Interest is paid semi-annually in arrears on September 1 and March 1 of each year, and commenced on March 1, 2021. The obligations under the Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis by the same guarantors that guarantee our credit agreement (collectively, the “Guarantors”). The Senior Notes are effectively subordinated to any obligations that are secured, including obligations under our credit agreement, to the extent of the value of the assets securing those obligations. The Senior Notes are structurally subordinated to all liabilities of BKIS’ subsidiaries that do not guarantee the Senior Notes.

Other Debt

On April 1, 2018, we entered into a financing agreement for $32.9 million, with a stated interest rate of 0% and an imputed interest rate of 3.4%, primarily related to certain data processing and maintenance services. On December 31, 2019, we entered into an amendment to the financing agreement for an additional $16.3 million, with a stated interest rate of 0% and an imputed interest rate of 3.3%. Under the terms of the amendment, quarterly payments are due beginning January 2, 2020 through January 2, 2023. As of March 31, 2021 and December 31, 2020, $7.0 million and $9.5 million, respectively, are included in the Current portion of debt and $4.1 million and $6.4 million, respectively, are included in Long-term debt, net of current portion in our Condensed Consolidated Balance Sheets (Unaudited).

Finance Leases

On December 31, 2019, we entered into one-year finance lease agreements, with a stated interest rate of 0%, an imputed interest rate of 3.3% and bargain purchase options for certain computer equipment. On March 31, 2021, we entered into one-year finance lease agreements, with a stated interest rate of 0%, an imputed interest rate of 1.6% and bargain purchase options for certain computer equipment. The leased equipment has a useful life of five years and is depreciated on a straight-line basis. The finance lease liabilities of $3.3 million and $1.2 million as of March 31, 2021 and December 31, 2020, respectively, are included in the Current portion of debt on our Condensed

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Consolidated Balance Sheets (Unaudited). For the three months ended March 31, 2021 and 2020, non-cash investing and financing activity was $3.3 million and $12.0 million, respectively, related to the unpaid portion of our finance lease agreements.

Fair Value of Long-Term Debt

The fair values of our Facilities and Senior Notes are based upon established market prices for the securities using Level 2 inputs. The fair value of our Facilities approximates their carrying value at March 31, 2021. The fair value of our Senior Notes at March 31, 2021 was $982.5 million compared to its carrying value of $988.5 million, net of original issue discount and debt issuance costs.

Interest Rate Swaps

We enter into interest rate swap agreements to hedge forecasted monthly interest rate payments on our floating rate debt. As of March 31, 2021, we had the following interest rate swap agreements (collectively, the "Swap Agreements") (in millions):

Effective dates	Notional amount	Fixed rates
March 31, 2017 through March 31, 2022	$200.0	2.08%
September 29, 2017 through September 30, 2021	$200.0	1.69%
April 30, 2018 through April 30, 2023	$250.0	2.61%
January 31, 2019 through January 31, 2023	$300.0	2.65%

Under the terms of the Swap Agreements, we receive payments based on the 1-month LIBOR (approximately 0.11% as of March 31, 2021).

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

The estimated fair values of our Swap Agreements are as follows (in millions):

Balance sheet accounts	March 31, 2021	December 31, 2020
Other current liabilities	$5.5	$2.4
Other non-current liabilities	$26.3	$35.2

A cumulative loss of $31.8 million ($23.7 million net of tax) and cumulative loss of $37.6 million ($28.1 million net of tax) is reflected in Accumulated other comprehensive loss as of March 31, 2021 and December 31, 2020, respectively. Below is a summary of the effect of derivative instruments on amounts recognized in Other comprehensive (loss) earnings ("OCE") on the Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited) (in millions):

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
		Amount of loss		Amount of loss
	Amount of gain	reclassified from	Amount of loss	reclassified from
	recognized	Accumulated OCE	recognized	Accumulated OCE
	in OCE	into Net earnings	in OCE	into Net earnings
Swap agreements	$0.5	$3.9	$(21.6)	$1.2

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Approximately $19.4 million ($14.5 million net of tax) of the balance in Accumulated other comprehensive loss as of March 31, 2021 is expected to be reclassified into Interest expense, net over the next 12 months.

(9)Fair Value Measurements

Fair Value of Financial Assets and Liabilities

Fair value represents the amount that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair values of financial assets and liabilities are determined using the following fair value hierarchy:

●	Level 1 inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that we have the ability to access.
●	Level 2 inputs to the valuation methodology include:
o	quoted prices for similar assets or liabilities in active markets;
o	quoted prices for identical or similar assets or liabilities in inactive markets;
o	inputs other than quoted prices that are observable for the asset or liability; and
o	inputs that are derived principally from or corroborated by observable market data by correlation or other means.
●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

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

The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in millions):

	March 31, 2021				December 31, 2020
	Carrying	Fair value			Carrying	Fair value
	amount	Level 1	Level 2	Level 3	amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents (Note 2)	$44.9	$44.9	$—	$—	$34.7	$34.7	$—	$—

Liabilities:
Interest rate swaps (Note 8)	31.8	—	31.8	—	37.6	—	37.6	—
Contingent consideration (Note 3)	7.7	—	—	7.7	3.1	—	—	3.1

Redeemable noncontrolling interests	578.0	—	—	578.0	578.0	—	—	578.0

The fair value of contingent consideration was primarily determined using a third-party valuation based on significant estimates and assumptions, including Level 3 inputs. The estimates and assumptions include the projected timing and amount of future cash flows and discount rates reflecting the rate inherent in the future cash flows.

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following table presents a summary of the change in fair value of our Level 3 fair value measurements (in millions):

Beginning balance, December 31, 2020	$581.1
Contingent consideration adjustments related to prior year acquisition	0.2
Contingent consideration increase related to current year acquisition	4.4
Ending balance, March 31, 2021	$585.7

As of March 31, 2021, the fair value of redeemable noncontrolling interests approximates its carrying amount due to the close proximity to the reporting date of the contributions received from Cannae and THL for their share of equity interests in Optimal Blue Holdco. Refer to Note 1 — Basis of Presentation and Overview and Note 3 — Business Acquisitions for additional information.

(10)Income Taxes

Our effective tax rate for the three months ended March 31, 2021 and 2020 was 11.7% and 15.6%, respectively. Our effective tax rate for the three months ended March 31, 2021 and 2020 differs from our statutory rate primarily due to the effect of excess tax benefits related to the vesting of restricted shares of our common stock.

(11)Commitments and Contingencies

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

PennyMac Litigation

On November 5, 2019, Black Knight Servicing Technologies, LLC (“BKST”), an indirect, wholly-owned subsidiary of Black Knight, filed a Complaint and Demand for Jury Trial (the “Black Knight Complaint”) against PennyMac Loan Services, LLC (“PennyMac”) in the Circuit Court for the Fourth Judicial Circuit in and for Duval County, Florida. The Black Knight Complaint includes causes of action for breach of contract and misappropriation of MSP® System trade secrets in order to develop an imitation mortgage processing system intended to replace the MSP® System. The Black Knight Complaint seeks damages for breach of contract and misappropriation of trade secrets, injunctive relief under the Florida Uniform Trade Secrets Act and declaratory judgment that BKST owns all intellectual property and software developed by or on behalf of PennyMac as a result of its wrongful use of and access to the MSP® System and related trade secret and confidential information. PennyMac filed a motion to compel arbitration of the action, and the court granted the motion on April 6, 2020. After the court denied BKST's motion for reconsideration of the court’s order compelling arbitration, BKST filed a notice of appeal with the Florida First District Court of Appeal on May 6, 2020. On January 6, 2021, the appellate court affirmed the trial court's ruling.

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

On October 21, 2020, PennyMac submitted a dispute regarding a Black Knight Origination Technologies, LLC LendingSpace® software audit request to the American Arbitration Association ("AAA") for arbitration. Black Knight moved to consolidate the LendingSpace® arbitration with the existing trade secret/antitrust arbitrations and, on December 21, 2020, the arbitrator granted Black Knight’s motion to consolidate the arbitrations. On December 8, 2020, Black Knight and PennyMac filed motions for summary judgment concerning the LendingSpace® audit, and responses to the competing motions for summary judgment were filed by both parties on January 7, 2021. On February 16, 2021, the arbitrator granted Black Knight’s motion for summary judgment and ordered that Black Knight may conduct an audit of PennyMac’s use of Black Knight’s LendingSpace® software.

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

On June 26, 2020, Black Knight filed a complaint against PennyMac in the United States District Court for the Middle District of Florida seeking a declaratory judgment that PennyMac waived its right to arbitrate federal antitrust and related state law claims against Black Knight because PennyMac previously filed and litigated those claims in a court of law (the “BKI Declaratory Action”). On July 22, 2020, PennyMac moved to dismiss the complaint in the BKI Declaratory Action, which Black Knight opposed. In response to a request from the court in the BKI Declaratory Action, on August 20, 2020, BKI filed a memorandum of law in support of the federal court's subject matter jurisdiction. Black Knight filed its motion for summary judgment on September 28, 2020, and PennyMac filed its opposition to the motion on October 27, 2020. On March 1, 2021, the Court conducted a telephonic hearing on PennyMac’s motion to dismiss and BKI’s motion for summary judgment, at which the parties agreed that PennyMac’s motion to dismiss would be converted to a cross-motion for summary judgment.  On March 22, 2021, the Court denied BKI’s motion for summary judgment and granted PennyMac’s motion as to the waiver issue, finding that PennyMac has not waived its right to arbitrate the claims raised in the Black Knight Complaint.

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

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

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

(12)Revenues

Disaggregation of Revenues

The following tables summarize revenues from contracts with clients (in millions):

	Three months ended March 31, 2021
	Servicing	Origination	Software	Data and	Corporate
	Software	Software	Solutions	Analytics	and Other	Total
Software and hosting solutions	$184.1	$77.8	$261.9	$8.7	$—	$270.6
Professional services	18.6	11.8	30.4	0.2	—	30.6
Data solutions	—	1.2	1.2	44.4	—	45.6
Other	—	2.3	2.3	0.6	—	2.9
Revenues	$202.7	$93.1	$295.8	$53.9	$—	$349.7

	Three months ended March 31, 2020
	Servicing	Origination	Software	Data and	Corporate
	Software	Software	Solutions	Analytics	and Other		Total
Software and hosting solutions	$177.0	$36.3	$213.3	$8.4	$—		$221.7
Professional services	18.7	9.5	28.2	0.3	(0.1)	(1)	28.4
Data solutions	—	—	—	36.8	—		36.8
Other	—	3.2	3.2	0.6	—		3.8
Revenues	$195.7	$49.0	$244.7	$46.1	$(0.1)		$290.7
(1)	Revenues for Corporate and Other represent deferred revenue purchase accounting adjustments recorded in accordance with GAAP.

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

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Transaction Price Allocated to Future Performance Obligation

Our disclosure of transaction price allocated to future performance obligations excludes the following:

●	Volume-based fees in excess of contractual minimums and other usage-based fees to the extent they are part of a single performance obligation and meet certain variable allocation criteria;
●	Performance obligations that are part of a contract with an original expected duration of one year or less; and
●	Transactional fees based on a fixed fee per transaction when we have the right to invoice once we have completed the performance obligation.

As of March 31, 2021, the aggregate amount of the transaction price that is allocated to our future performance obligations was approximately $2.5 billion and is expected to be recognized as follows: 19% by December 31, 2021, 42% by December 31, 2022, 76% by December 31, 2024 and the rest thereafter.

(13)Equity

Share Repurchase Program

On February 12, 2020, our Board of Directors approved a three-year share repurchase program authorizing us to repurchase up to 10.0 million shares of our outstanding common stock through February 12, 2023, through open market purchases, negotiated transactions or other means, in accordance with applicable securities laws and other restrictions.

A summary of share repurchases under our share repurchase program during the three months ended March 31, 2021 is as follows (in millions, except per share amounts):

			Shares remaining under repurchase
Total number of shares repurchased	Aggregate purchase price	Average price paid per share	authorization as of March 31, 2021
0.6	$46.7	$ 75.19	9.4

Omnibus Incentive Plan

A summary of restricted shares granted in 2021 is as follows:

	Number of shares	Grant date fair	Vesting period
Date	granted	value per share	(in years)	Vesting criteria
March 10, 2021	518,219	$76.00	3.0	Service and Performance

(1)	This award is subject to an independent performance target for each of three consecutive 12-month measurement periods. Vesting of each tranche is independent of the satisfaction of the annual performance target for other tranches.

Restricted stock transactions in 2021 are as follows:

		Weighted average
		grant date
	Shares	fair value
Balance, December 31, 2020	1,549,098	$57.86
Granted	518,219	$76.00
Forfeited	(2,386)	$62.89
Vested	(817,204)	$52.76
Balance, March 31, 2021	1,247,727	$68.72

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Equity-based compensation expense related to our restricted shares was $7.2 million and $10.7 million for the three months ended March 31, 2021 and 2020, respectively. Equity-based compensation includes accelerated recognition of $0.2 million for the three months ended March 31, 2020. These expenses are included in Operating expenses in the Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited).

As of March 31, 2021, total unrecognized compensation cost was $68.5 million and is expected to be recognized over a weighted average period of approximately 2.4 years.

Profits Interests Units

The OB PIUs vest over three years, with cliff vesting after the third year. Holders of the OB PIUs have an option to put their profit interests to us if no public offering has been consummated as of the date that is 60 days prior to the fourth and each subsequent anniversary of the acquisition date of Optimal Blue. The units may be settled in cash or Black Knight common stock or a combination of both at our election and will be settled at the current fair value at the time we receive notice of the put election. As the OB PIUs provide for redemption features not solely within our control, we classify the redemption value outside of permanent equity in redeemable noncontrolling interests. The redemption value is equal to the difference in the per unit fair value of the underlying member units and the hurdle amount, based upon the proportionate required service period rendered to date.

Equity-based compensation expense related to the OB PIUs was $2.2 million for the three months ended March 31, 2021. As of March 31, 2021, the total unrecognized compensation cost related to non-vested OB PIUs is $23.8 million, which is expected to be recognized over a weighted average period of approximately 2.7 years.

(14)Segment Information

Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting ("ASC 280") establishes standards for reporting information about segments and requires that a public business enterprise reports financial and descriptive information about its segments. Segments are components of an enterprise for which separate financial information is available and are evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. Our chief executive officer is identified as the CODM as defined by ASC 280. To align with the internal management of our business operations based on service offerings, our business is organized into two segments. Refer to Note 12 — Revenues for a description of our Software Solutions and Data and Analytics segments.

Separate discrete financial information is available for these two segments, and the operating results of each segment are regularly evaluated by the CODM in order to assess performance and allocate resources. We use EBITDA as the primary profitability measure for making decisions regarding ongoing operations. EBITDA is earnings before Interest expense, net, Income tax expense and Depreciation and amortization. It also excludes Equity in earnings (losses) of unconsolidated affiliates. We do not allocate Interest expense, net, Other expense, net, Income tax expense, equity-based compensation and certain other items, such as purchase accounting adjustments and acquisition-related costs to the segments, since these items are not considered in evaluating the segments’ overall operating performance.

Segment asset information is not included below because we do not use it to evaluate performance or allocate resources. Summarized financial information concerning our segments is shown in the tables below (in millions):

	Three months ended March 31, 2021
	Software	Data and	Corporate and
	Solutions	Analytics	Other		Total
Revenues	$295.8	$53.9	$—	(1)	$349.7
Expenses:
Operating expenses	124.9	34.2	27.1	(2)	186.2
Transition and integration costs	—	—	7.9	(3)	7.9
EBITDA	170.9	19.7	(35.0)		155.6
Depreciation and amortization	31.2	3.8	52.8	(4)	87.8
Operating income (loss)	139.7	15.9	(87.8)		67.8
Interest expense, net					(20.3)

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Other expense, net	(3.2)
Earnings before income taxes and equity in earnings of unconsolidated affiliates	44.3
Income tax expense	5.2
Earnings before equity in earnings of unconsolidated affiliates	39.1
Equity in earnings of unconsolidated affiliates, net of tax	6.4
Net earnings	45.5
Net losses attributable to redeemable noncontrolling interests	8.6
Net earnings attributable to Black Knight	$54.1

	Three months ended March 31, 2020
	Software	Data and	Corporate and
	Solutions	Analytics	Other		Total
Revenues	$244.7	$46.1	$(0.1)	(1)	$290.7
Expenses:
Operating expenses	105.3	31.5	25.6	(2)	162.4
Transition and integration costs	—	—	2.4	(3)	2.4
EBITDA	139.4	14.6	(28.1)		125.9
Depreciation and amortization	30.3	4.0	23.4	(4)	57.7
Operating income (loss)	109.1	10.6	(51.5)		68.2
Interest expense, net					(14.7)
Other expense, net					(0.8)
Earnings before income taxes and equity in earnings of unconsolidated affiliates					52.7
Income tax expense					8.2
Earnings before equity in earnings of unconsolidated affiliates					44.5
Equity in earnings of unconsolidated affiliates, net of tax					5.6
Net earnings					$50.1

(1)	Revenues for Corporate and Other represent deferred revenue purchase accounting adjustments recorded in accordance with GAAP.
(2)	Operating expenses for Corporate and Other includes equity-based compensation, including certain related payroll taxes, of $10.5 million and $11.7 million for the three months ended March 31, 2021 and 2020, respectively,
(3)	Transition and integration costs primarily consists of costs associated with acquisitions.
(4)	Depreciation and amortization for Corporate and Other primarily represents net incremental depreciation and amortization adjustments associated with the application of purchase accounting recorded in accordance with GAAP.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding expectations, hopes, intentions or strategies regarding the future. Forward-looking statements are based on Black Knight, Inc. and its subsidiaries ("Black Knight," the "Company," "we," "us" or "our") management’s beliefs, as well as assumptions made by, and information currently available to, them. Because such statements are based on expectations as to future financial and operating results and are not statements of fact, actual results may differ materially from those projected. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. The risks and uncertainties that forward-looking statements are subject to include, but are not limited to:

●	changes in general economic, business, regulatory and political conditions, including those resulting from pandemics such as COVID-19, particularly as they affect foreclosures and the mortgage industry;
●	the outbreak of COVID-19 and measures to reduce its spread, including the effect of governmental or voluntary actions such as business shutdowns and stay-at-home orders;
●	security breaches against our information systems or breaches involving our third-party vendors;
●	our ability to maintain and grow our relationships with our clients;
●	our ability to comply with or changes to the laws, rules and regulations that affect our and our clients’ businesses;
●	our ability to adapt our solutions to technological changes or evolving industry standards or to achieve our growth strategies;
●	our ability to protect our proprietary software and information rights;
●	the effect of any potential defects, development delays, installation difficulties or system failures on our business and reputation;
●	risks associated with the availability of data;
●	the effects of our existing leverage on our ability to make acquisitions and invest in our business;
●	our ability to successfully consummate, integrate and achieve the intended benefits of acquisitions;
●	risks associated with our investment in Dun & Bradstreet Holdings, Inc. ("DNB") and integrating and achieving the intended benefits of the acquisition of Optimal Blue, LLC (“Optimal Blue”); and
●	other risks and uncertainties detailed in the "Statement Regarding Forward-Looking Information," "Risk Factors" and other sections of our Annual Report on Form 10-K for the year ended December 31, 2020 and other filings with the Securities and Exchange Commission ("SEC").

The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 26, 2021 and other filings with the SEC.

Overview

We are an award-winning software, data and analytics company that drives innovation in the mortgage lending and servicing and real estate industries, as well as the capital and secondary markets. Businesses leverage our robust, integrated solutions across the entire homeownership life-cycle to help retain existing clients, gain new clients, mitigate risk and operate more effectively. Our clients rely on our proven, comprehensive, scalable products and our unwavering commitment to delivering superior client support to achieve their strategic goals and better serve their customers.

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

The table below summarizes active first and second lien mortgage loans on our mortgage loan servicing software solution and the related market data, reflecting our leadership in the mortgage loan servicing software solutions market (in millions):

	First lien				Second lien				Total first and second lien
	as of March 31,				as of March 31,				as of March 31,
	2021		2020		2021		2020		2021	2020
Active loans	32.3		30.8		3.4		2.6		35.7	33.4
Market size	53.2	(1)	53.0	(1)	12.3	(2)	13.4	(2)	65.5	66.4
Market share	61%		58%		28%		19%		55%	50%

Note: Percentages above may not recalculate due to rounding.

(1)	According to the Black Knight Mortgage Monitor Report as of March 31, 2021 and February 29, 2020 for U.S. first lien mortgage loans.
(2)	According to the April 2021 and February 2020 Equifax National Consumer Credit Trends Report as of March 31, 2021 and December 31, 2019, respectively, for U.S. second lien mortgage loans.

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

Underlying the three major stages of the mortgage loan lifecycle are the software, data and analytics support behind each process, which have become integral to industry participants. As the industry has grown in complexity, participants have responded by outsourcing to large-scale specialty providers, automating manual processes and seeking end-to-end solutions that support the processes required to manage the entire mortgage loan lifecycle.

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

Black Knight Response and the Effect on Our Business

We continue to execute on our business continuity plans to address the challenges related to the ongoing COVID-19 pandemic. Since March 2020, substantially all of our employees have been working from home. We are following the requirements and protocols published by the U.S. Centers for Disease Control, the WHO and country, state and local governments. Our most important priorities are the health and safety of our employees and helping the communities where we work and live. A phased return to office plan has been created, which outlines when and how we will slowly begin to lift the actions put in place as part of our business continuity plans. The plan includes a phased return to office, social distancing , travel restrictions and additional safety precautions and will be enacted at each location when the risk to re-open has been reduced to an acceptable level. We continue to monitor the effects of the pandemic on our global workforce and have contingency plans in place to mitigate business risks. We believe working from home has been successful and has not significantly affected our results of operations, financial condition, cash flows or control environment.

The extraordinary effects of the broad-based response to the COVID-19 pandemic have delayed the timing of certain revenues. Specifically, the current mortgage loan foreclosure moratorium and forbearance plans offered as part of the CARES Act are reducing the number of foreclosures being processed on our BankruptcySM/ForeclosureSM and InvoicingSM software solutions for which revenue is recognized as transactions occur. Many of our clients continue to work from home while experiencing refinance origination volume increases as well as an elevated number of customer service calls. Our teams are focused on supporting our clients in this shifting landscape and stand ready to deliver our solutions.

Our clients have experienced the significant changes in how their customers want to, or are able to, interact with them throughout the pandemic and have realized these changes will likely persist beyond the pandemic. In reaction to these changes, our clients are prioritizing automated technology solutions that enable them to remotely engage with their customers and provide streamlined ways of performing the core functions of their businesses, all while maintaining regulatory compliance in an environment that is rapidly changing. We believe our solutions are well-positioned to help our clients address these needs.

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

Market Trends

Market trends that have spurred lenders and servicers to seek software, data and analytics solutions are as follows:

Integral role of technology in the U.S. mortgage loan industry. Over the past few years, the homebuyers’ processes have become more digital, and banks and other lenders and servicers have become increasingly focused on automation and workflow management to operate more efficiently and meet their regulatory requirements as well as using technology to enhance the consumer experience during the mortgage loan origination, closing and servicing processes. Since the start of the COVID-19 pandemic, our clients have become increasingly aware that digital solutions are integral to their ability to stay connected with their customer base in times when face-to-face interactions are not possible. We believe technology providers must be able to support the complexity and dynamic nature of the market, display extensive industry knowledge and possess the financial resources to make the necessary investments in technology and software to support lenders and servicers. This includes an enhanced digital experience along with the application of artificial intelligence, robotic process automation and adaptive learning.

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

Regulatory changes and oversight. Most U.S. mortgage loan market participants are subject to a high level of regulatory oversight and regulatory requirements as federal and state governments have enacted various new laws, rules and regulations. It is our experience that mortgage lenders and servicers have become more focused on minimizing the risk of non-compliance with regulatory requirements and are looking toward solutions that assist them in complying with their regulatory requirements. We expect this trend to continue as additional governmental programs and regulations have been recently enacted to address the economic concerns resulting from the pandemic, and our clients have had to adapt their systems and processes in record time to the shifting landscape. In addition, our clients and our clients’ regulators have elevated their focus on privacy and data security while many of our clients’ employees are working from home and in light of an increased level of cybersecurity incidents. We expect the industry focus on privacy and data security to continue to increase.

Our Business Segments

Our business is organized into two segments: Software Solutions and Data and Analytics.

Software Solutions

Our Software Solutions segment offers software and hosting solutions that primarily support loan servicing, loan origination, settlement services and secondary marketing activities. The following table summarizes our software solutions revenues (in millions):

	Three months ended		% of segment
	March 31,		revenues
	2021	2020	2021	2020
Servicing software solutions	$202.7	$195.7	69%	80%
Origination software solutions	93.1	49.0	31%	20%
Software Solutions	$295.8	$244.7	100%	100%

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

As a result of the effects of the broad-based response to the COVID-19 pandemic, we have seen lower foreclosure-related transactional revenues due to the mortgage loan foreclosure moratorium and expect this trend to continue due to the mortgage loan forbearance plans offered as part of the CARES Act. As of April 27, 2021, Black Knight’s McDash Flash Forbearance Tracker estimated 2.3 million homeowners, or 4.4% of all U.S. mortgage loans, were in COVID-19 mortgage loan forbearance plans.

Our origination software solutions primarily include our solutions that automate and facilitate the origination of mortgage loans and provide an interconnected network allowing the various parties and systems associated with lending transactions to exchange data quickly and efficiently. Our exposure to origination volumes is limited as our loan origination system revenues are based on closed loan volumes subject to minimum base software fees that are contractually obligated, and our secondary marketing technologies’ revenues are primarily subscription-based. Some of our origination software solutions are exposed to variances in origination volumes, primarily related to refinance volumes due to the nature of the services provided. Given the continued low level of mortgage loan interest rates, we have seen elevated volumes related to refinance originations. However, we expect to see lower volumes related to refinance originations during the remainder of 2021 due to the record volumes in the prior year periods and rising interest rates. We have also seen improvement in purchase origination volumes due to pent-up demand and the current interest rate environment and expect this trend to continue. Our origination software solutions that are more sensitive to origination volumes, were approximately 5% and 6% of our consolidated revenues for the three months ended March 31, 2021 and 2020, respectively.

Data and Analytics

Our Data and Analytics segment offers data and analytics solutions to the mortgage, real estate and capital markets verticals. These solutions include property ownership data, lien data, servicing data, automated valuation models, collateral risk scores, behavioral models, a multiple listing service software solution and other data solutions. Our data and analytics business is predominantly based on longer-term strategic data licenses, other data licenses and subscription-based revenues. For the three months ended March 31, 2021 and 2020, our data and analytics revenues were 15% and 16% of our consolidated revenues, respectively. Our data and analytics solutions that are more sensitive to fluctuations in home buying activity and origination volumes were approximately 5% of our consolidated revenues for the three months ended March 31, 2021 and 2020 and relate to services where we provide data necessary for title insurance and other settlement service activities.

Results of Operations

Key Performance Metrics

Revenues, EBITDA and EBITDA margin for the Software Solutions and Data and Analytics segments are presented in conformity with Accounting Standards Codification Topic 280, Segment Reporting. These measures are reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing their performance. For these reasons, these measures are excluded from the definition of non-GAAP financial measures under the SEC’s Regulation G and Item 10(e) of Regulation S-K.

Consolidated Results of Operations

The following table presents certain financial data for the periods indicated (in millions, except per share data):

	Three months ended March 31,
	2021	2020
Revenues	$349.7	$290.7
Expenses:
Operating expenses	186.2	162.4
Depreciation and amortization	87.8	57.7
Transition and integration costs	7.9	2.4
Total expenses	281.9	222.5
Operating income	67.8	68.2
Operating margin	19.4%	23.5%
Interest expense, net	(20.3)	(14.7)
Other expense, net	(3.2)	(0.8)
Earnings before income taxes and equity in earnings of unconsolidated affiliates	44.3	52.7
Income tax expense	5.2	8.2
Earnings before equity in earnings of unconsolidated affiliates	39.1	44.5
Equity in earnings of unconsolidated affiliates, net of tax	6.4	5.6
Net earnings	45.5	50.1
Net losses attributable to redeemable noncontrolling interests	8.6	—
Net earnings attributable to Black Knight	$54.1	$50.1

Net earnings per share attributable to Black Knight common shareholders:
Diluted	$0.35	$0.34
Weighted average shares of common stock outstanding:
Diluted	155.9	148.7

Segment Financial Results

Revenues

The following table sets forth revenues by segment for the periods presented (in millions):

	Three months ended
	March 31,		Variance
	2021	2020	$	%
Software Solutions	$295.8	$244.7	$51.1	21%
Data and Analytics	53.9	46.1	7.8	17%
Corporate and Other(1)	—	(0.1)	0.1	NM
Total	$349.7	$290.7	$59.0	20%
(1)	Revenues for Corporate and Other represent deferred revenue purchase accounting adjustments recorded in accordance with GAAP.

Software Solutions

Revenues were $295.8 million in the three months ended March 31, 2021 compared to $244.7 million in the 2020 period, an increase of $51.1 million, or 21%. Our servicing software solutions revenues increased 4%, or $7.0 million, primarily driven by increased revenues from new and existing clients on MSP® and higher revenue per loan, partially offset by approximately $11 million of lower foreclosure-related revenues due to the foreclosure moratorium as part of the CARES Act. Our origination software solutions revenues increased 90%, or $44.1 million, primarily driven by revenues of $34.9 million related to the acquisition of Optimal Blue, increased revenues from new clients, higher consulting revenues and higher origination volumes.

Data and Analytics

Revenues were $53.9 million in the three months ended March 31, 2021 compared to $46.1 million in the 2020 period, an increase of $7.8 million, or 17%. The increase was primarily driven by strong sales execution across nearly all business lines, revenues from an acquired business and higher origination volumes.

EBITDA and EBITDA margin

The following tables set forth EBITDA (in millions) and EBITDA margin by segment for the periods presented:

	Three months ended
	March 31,		Variance
	2021	2020	$	%
Software Solutions	$170.9	$139.4	$31.5	23%
Data and Analytics	19.7	14.6	5.1	35%

	Three months ended
	March 31,		Variance
	2021	2020	Basis points
Software Solutions	57.8%	57.0%	80
Data and Analytics	36.5%	31.7%	480

Software Solutions

EBITDA was $170.9 million in the three months ended March 31, 2021 compared to $139.4 million in the 2020 period, an increase of $31.5 million, or 23%, with an EBITDA margin of 57.8%, an increase of 80 basis points from the 2020 period. The EBITDA margin increase was primarily driven by incremental margins on revenue growth.

Data and Analytics

EBITDA was $19.7 million in the three months ended March 31, 2021 compared to $14.6 million in the 2020 period, an increase of $5.1 million, or 35%, with an EBITDA margin of 36.5%, an increase of 480 basis points from the 2020 period. The EBITDA margin increase was primarily driven by incremental margins on revenue growth.

Consolidated Financial Results

Operating Expenses

The following table sets forth operating expenses by segment for the periods presented (in millions):

	Three months ended
	March 31,		Variance
	2021	2020	$	%
Software Solutions	$124.9	$105.3	$19.6	19%
Data and Analytics	34.2	31.5	2.7	9%
Corporate and Other(1)	27.1	25.6	1.5	6%
Total	$186.2	$162.4	$23.8	15%
(1)	Operating expenses for Corporate and Other include equity-based compensation, including certain related payroll taxes, of $10.5 million and $11.7 million for the three months ended March 31, 2021 and 2020, respectively.

The increase in Operating expenses in the three months ended March 31, 2021 compared to the 2020 period was primarily driven by the effect of prior year acquisitions, higher incentive bonus expense and software subscription and maintenance costs, partially offset by lower medical costs and travel related costs.

Depreciation and Amortization

The following table sets forth depreciation and amortization by segment for the periods presented (in millions):

	Three months ended
	March 31,		Variance
	2021	2020	$	%
Software Solutions	$31.2	$30.3	$0.9	3%
Data and Analytics	3.8	4.0	(0.2)	(5)%
Corporate and Other(1)	52.8	23.4	29.4	126%
Total	$87.8	$57.7	$30.1	52%
(1)	Depreciation and amortization for Corporate and Other primarily represents net incremental depreciation and amortization adjustments associated with the application of purchase accounting recorded in accordance with GAAP.

The increase in Depreciation and amortization in the three months ended March 31, 2021 compared to the 2020 period is primarily related to the amortization of acquired intangible assets from the Optimal Blue acquisition.

Transition and Integration Costs

Transition and integration costs were $7.9 million in the three months ended March 31, 2021 compared to $2.4 million in the 2020 period. Transition and integration costs in both periods primarily consisted of costs associated with acquisitions, including costs pursuant to purchase agreements.

Interest Expense, Net

Interest expense, net was $20.3 million in the three months ended March 31, 2021 compared to $14.7 million in the 2020 period, an increase of $5.6 million, or 38%. The increase was primarily driven by our higher average outstanding debt balances primarily related to the Senior Notes.

Other Expense, Net

Other expense, net was $3.2 million in the three months ended March 31, 2021 compared to $0.8 million in the 2020 period. The 2021 amounts primarily related to the debt refinancing. The 2020 amounts primarily related to legal fees.

Income Tax Expense

Income tax expense was $5.2 million in the three months ended March 31, 2021 compared to $8.2 million in the 2020 period. Our effective tax rate was 11.7% in 2021 compared to 15.6% in 2020. For the three months ended March 31, 2021 and 2020, our effective tax rate includes the effect of tax benefits related to the vesting of restricted shares of the common stock. Refer to Note 10 — Income taxes in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated by reference into this Part I Item 2 for additional information.

Equity in Earnings of Unconsolidated Affiliates, Net of Tax

Equity in earnings (losses) of unconsolidated affiliates, net of tax consists of the following (in millions):

	Three months ended March 31,
	2021	2020
Equity in (losses) earnings of unconsolidated affiliates, net of tax	$(3.5)	$5.6
Non-cash gain related to DNB's issuance of common stock, net of tax	9.9	—
Equity in earnings of unconsolidated affiliates, net of tax	$6.4	$5.6

Refer to Note 4 — Investments in Unconsolidated Affiliates in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated by reference into this Part I Item 2 for additional information.

Liquidity and Capital Resources

Cash Requirements

Our primary sources of liquidity are our existing cash balances, cash flows from operations and borrowings on our revolving credit facility. On March 10, 2021, we entered into an amended and restated credit agreement that extended the maturity of the facilities until 2026 and delayed mandatory term loan payments until 2022. Refer to Note 8 — Long-Term Debt in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information. As of March 31, 2021, we had cash of $44.9 million, debt principal of $2,281.7 million and available capacity of $883.0 million on our revolving credit facility.

Our primary cash requirements include operating expenses, debt service payments (principal and interest), capital expenditures (including property, equipment and computer software expenditures) and tax-related payments and may include business acquisitions and share repurchases.

We believe that our cash flows from operations and available cash and cash equivalents are sufficient to meet our liquidity needs, including the repayment of our outstanding debt, for at least the next 12 months. We anticipate that to the extent we require additional liquidity, it will be funded through borrowings on our revolving credit facility, the incurrence of other indebtedness, equity issuance or a combination thereof. The loss of the largest lender on our revolving credit facility would reduce our borrowing capacity by $90.0 million. Additionally, our liquidity and our ability to meet our obligations and fund our capital requirements are also dependent on our future financial performance, which is subject to general economic, financial and other factors that are beyond our control. Accordingly, we cannot be assured that our business will generate sufficient cash flows from operations or that future borrowings will be available from additional indebtedness or otherwise to meet our liquidity needs. Although we have no specific current plans to do so, if we decide to pursue one or more significant acquisitions, we may incur additional debt or issue additional equity to finance such acquisitions.

The CARES Act allows us to defer payments of our share of social security taxes until December 31, 2021 and 2022. As of March 31, 2021, we have deferred $14.8 million of payments related to employer social security taxes.

DNB Investment

As of March 31, 2021, we own 54.8 million shares of DNB common stock. As of March 31, 2021, DNB’s closing share price was $23.81 and the fair value of our investment in DNB was $1,306.0 million before tax. Assuming a statutory tax rate of 25.3%, the estimated after tax value of our investment in DNB is $1,100.2 million. Refer to Note 4 — Investments in Unconsolidated Affiliates in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information

Cash Flows

The following table provides a summary of cash flows from operating, investing and financing activities for the periods presented (in millions):

	Three months ended March 31,
	2021	2020	Variance
Cash flows provided by operating activities	$77.4	$60.5	$16.9
Cash flows used in investing activities	(59.9)	(87.1)	27.2
Cash flows (used in) provided by financing activities	(7.3)	77.7	(85.0)
Net increase in cash and cash equivalents	$10.2	$51.1	$(40.9)

Operating Activities

The $16.9 million increase in cash provided by operating activities in the three months ended March 31, 2021 compared to the 2020 period is primarily related to higher earnings adjusted for non-cash amortization and the timing and amount of payments for Trade accounts payable and other liabilities primarily related to the deferral of payments of our share of social security taxes, partially offset by higher interest payments related to Senior Notes.

Investing Activities

The $27.2 million decrease in cash used in investing activities in the three months ended March 31, 2021 compared to the 2020 period is primarily related to the acquisition of Collateral Analytics in 2020, partially offset by the acquisition of NexSpring and higher capital expenditures in 2021.

Financing Activities

The $85.0 million decrease in cash provided by financing activities in the three months ended March 31, 2021 compared to the 2020 period is primarily related to share repurchases and lower net borrowings in 2021. See Note 8 — Long-Term Debt and Note 13 — Equity in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated by reference into this Part I Item 2.

Financing

For a description of our financing arrangements, see Note 8 — Long-Term Debt in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated by reference into this Part I Item 2.

Contractual Obligations

On March 10, 2021, BKIS entered into an amended and restated credit and guarantee agreement. Refer to Note 8 — Long-Term Debt in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated by reference into this Part I Item 2.

Our long-term contractual obligations generally include our debt and related interest payments, data processing and maintenance commitments and operating and finance lease payments for our offices, data centers, property and equipment. There were no significant changes to our contractual obligations from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2020.

Share Repurchase Program

On February 12, 2020, our Board of Directors approved a three-year share repurchase program authorizing us to repurchase up to 10.0 million shares of our outstanding common stock through February 12, 2023, through open market purchases, negotiated transactions or other means, in accordance with applicable securities laws and other restrictions.

A summary of share repurchases under our share repurchase program during the three months ended March 31, 2021 is as follows (in millions, except per share amounts):

			Shares remaining under repurchase
Total number of shares repurchased	Aggregate purchase price	Average price paid per share	authorization as of March 31, 2021
0.6	$46.7	$ 75.19	9.4

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

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Our Senior Notes represent our fixed-rate long-term debt. Refer to Note 8  — Long-Term Debt in Item 1 of Part I of this Quarterly Report on Form 10-Q. The carrying value of our Senior Notes was $988.5 million as of March 31, 2021. The fair value of our Senior Notes was approximately $982.5 million as of March 31, 2021. The potential reduction in fair value of the Senior Notes from a hypothetical 10 percent increase in market interest rates would not be material to the overall fair value of the debt.

We enter into interest rate swap agreements to hedge forecasted monthly interest rate payments on our variable rate debt. We are exposed to interest rate risk on our variable rate debt obligations and related interest rate swaps. As of March 31, 2021, we had $1,267.0 million in long-term debt principal outstanding from our Facilities, all of which is variable rate debt, as described in Note 8  — Long-Term Debt in Item 1 of Part I of this Quarterly Report on Form 10-Q.

As of March 31, 2021, the Facilities represent our long-term debt obligations exposed to interest rate risk. We performed a sensitivity analysis on the principal amount of debt as of March 31, 2021, as well as the effect of our interest rate swaps. Further, in this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. An increase of 100 basis points in the applicable interest rate would cause an increase in interest expense of $11.4 million on an annual basis ($3.6 million including the effect of our current interest rate swaps). A decrease in the applicable interest rate to 0% would cause a decrease in interest expense of $1.4 million on an annual basis ($0.4 million including the effect of our current interest rate swaps) as the 1-week and 1-month LIBOR were approximately 0.08% and 0.11%, respectively, as of March 31, 2021.

As of March 31, 2021, we have the following interest rate swap agreements (collectively, the "Swap Agreements") (in millions):

Effective dates	Notional amount	Fixed rates
March 31, 2017 through March 31, 2022	$200.0	2.08%
September 29, 2017 through September 30, 2021	$200.0	1.69%
April 30, 2018 through April 30, 2023	$250.0	2.61%
January 31, 2019 through January 31, 2023	$300.0	2.65%

Under the terms of the Swap Agreements, we receive payments based on the 1-month LIBOR rate (approximately 0.11% as of  March 31, 2021).

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2021, under the supervision and with the participation of our Chief Executive Officer ("CEO") and Executive Vice President and Chief Financial Officer ("CFO"), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

Based on that evaluation, our CEO and CFO concluded that as of March 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit with the SEC are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2021 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II: OTHER INFORMATION

Item 1. Legal Proceedings

See discussion of legal proceedings in Note 11 — Commitments and Contingencies in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated by reference into this Item 1 of Part II.

Item 1A. Risk Factors

There have been no material changes in our risk factors since the filing of our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes share repurchases during the three months ended March 31, 2021:

			Total number of shares	Maximum number of shares
	Total number of	Average price	purchased as part of publicly	that may yet to be
Period	shares purchased	paid per share	announced program(1)	purchased under the program(2)
January	-	$-	-	10,000,000
February	-	-		10,000,000
March	621,000	75.19	621,000	9,379,000
	621,000	$ 75.19	621,000
(1)	On February 12, 2020, our Board of Directors approved a three-year share repurchase program authorizing us to repurchase up to 10.0 million shares of our outstanding common stock through February 12, 2023, through open market purchases, negotiated transactions or other means, in accordance with applicable securities laws and other restrictions.
(2)	As of the last day of the applicable month.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

Exhibit
No.	Description
10.1*

Amended and Restated Credit and Guaranty Agreement, dated as of March 10, 2021, by and among Black Knight Inforserv, LLC, a Delaware limited liability company, as the borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Black Knight, Inc. on March 12, 2021 (No. 001-37394)).

10.2	Form of Notice of Restricted Stock and Restricted Stock Award Agreement (2021) under Black Knight, Inc. Amended and Restated 2015 Omnibus Incentive Plan (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document**
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
104	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101

(1)	A management or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 601(b)(10)(ii) of Regulation S-K.
*	Certain schedules have been omitted pursuant to Item 601(a)(5) of Registration S-K. A copy of any omitted schedule will be furnished to the Securities and Exchange Commission upon request.
**	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK KNIGHT, INC.
(registrant)

Date: May 6, 2021	By:	/s/ Kirk T. Larsen
Kirk T. Larsen
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 6, 2021	By:	/s/ Michele M. Meyers
Michele M. Meyers
Chief Accounting Officer and Treasurer
(Principal Accounting Officer)