Form 10-Q
period 2021-06-30
Black Knight, Inc.
filed 2021-08-05
CIK 1627014

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

There were 156,630,031 shares outstanding of the Registrant’s common stock as of August 4, 2021.

FORM 10-Q

QUARTERLY REPORT

Quarter Ended June 30, 2021

i

Part I: FINANCIAL INFORMATION

Item 1.Condensed Consolidated Financial Statements (Unaudited)

BLACK KNIGHT, INC.

Condensed Consolidated Balance Sheets

(In millions)

(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$88.7	$34.7
Trade receivables, net	183.6	182.2
Prepaid expenses and other current assets	86.3	70.4
Receivables from related parties	10.5	—
Total current assets	369.1	287.3
Property and equipment, net	157.5	163.1
Computer software, net	496.5	498.3
Other intangible assets, net	624.6	692.3
Goodwill	3,649.6	3,613.4
Investments in unconsolidated affiliates	475.8	470.5
Deferred contract costs, net	179.6	172.3
Other non-current assets	213.2	193.3
Total assets	$6,165.9	$6,090.5
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable and other accrued liabilities	$73.8	$88.1
Accrued compensation and benefits	91.0	79.3
Current portion of debt	19.0	73.0
Deferred revenues	68.7	50.9
Total current liabilities	252.5	291.3
Deferred revenues	82.7	92.7
Deferred income taxes	282.1	284.0
Long-term debt, net of current portion	2,216.3	2,121.9
Other non-current liabilities	90.1	94.9
Total liabilities	2,923.7	2,884.8
Commitments and contingencies (Note 11)
Redeemable noncontrolling interests	578.0	578.0
Equity:
Common stock; $0.0001 par value; 550,000,000 shares authorized; 160,040,598 shares issued and 156,635,838 shares outstanding as of June 30, 2021, and 160,085,413 shares issued and 157,014,712 shares outstanding as of December 31, 2020	—	—
Preferred stock; $0.0001 par value; 25,000,000 shares authorized; issued and outstanding, none as of June 30, 2021 and December 31, 2020	—	—
Additional paid-in capital	2,021.0	2,053.7
Retained earnings	852.4	757.4
Accumulated other comprehensive loss	(32.6)	(38.8)
Treasury stock, at cost, 3,404,760 shares as of June 30, 2021 and 3,070,701 shares as of December 31, 2020	(176.6)	(144.6)
Total shareholders’ equity	2,664.2	2,627.7
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$6,165.9	$6,090.5

See Notes to Condensed Consolidated Financial Statements (Unaudited).

BLACK KNIGHT, INC.

Condensed Consolidated Statements of Earnings and Comprehensive Earnings

(In millions, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenues	$361.3	$293.1	$711.0	$583.8
Expenses:
Operating expenses	197.0	155.5	383.2	317.9
Depreciation and amortization	90.4	58.6	178.2	116.3
Transition and integration costs	4.3	2.5	12.2	4.9
Total expenses	291.7	216.6	573.6	439.1
Operating income	69.6	76.5	137.4	144.7
Other income and expense:
Interest expense, net	(20.9)	(13.0)	(41.2)	(27.7)
Other (expense) income, net	(1.0)	18.8	(4.2)	18.0
Total other (expense) income, net	(21.9)	5.8	(45.4)	(9.7)
Earnings before income taxes and equity in (losses) earnings of unconsolidated affiliates	47.7	82.3	92.0	135.0
Income tax expense	10.5	17.2	15.7	25.4
Earnings before equity in (losses) earnings of unconsolidated affiliates	37.2	65.1	76.3	109.6
Equity in (losses) earnings of unconsolidated affiliates, net of tax	(5.0)	(26.0)	1.4	(20.4)
Net earnings	32.2	39.1	77.7	89.2
Net losses attributable to redeemable noncontrolling interests	7.5	—	16.1	—
Net earnings attributable to Black Knight	$39.7	$39.1	$93.8	$89.2
Other comprehensive earnings (loss):
Unrealized holding (losses) gains, net of tax(1)	(0.2)	(2.6)	0.3	(24.2)
Reclassification adjustments for losses included in net earnings, net of tax(2)	4.0	3.2	7.9	4.4
Total unrealized gains (losses) on interest rate swaps, net of tax	3.8	0.6	8.2	(19.8)
Foreign currency translation adjustment, net of tax (3)	(0.1)	—	(0.4)	(0.2)
Unrealized gains (losses) on investments in unconsolidated affiliates(4)	1.5	(1.5)	(1.6)	(1.7)
Other comprehensive earnings (loss)	5.2	(0.9)	6.2	(21.7)
Comprehensive earnings	37.4	38.2	83.9	67.5
Net losses attributable to redeemable noncontrolling interests	7.5	—	16.1	—
Comprehensive earnings attributable to Black Knight	$44.9	$38.2	$100.0	$67.5
Net earnings per share attributable to Black Knight common shareholders:
Basic	$0.26	$0.26	$0.60	$0.60
Diluted	$0.25	$0.26	$0.60	$0.60
Weighted average shares of common stock outstanding (see Note 5):
Basic	155.4	149.2	155.5	148.6
Diluted	155.7	150.0	155.8	149.3
(1)	Net of income tax benefit of $0.1 million and income tax expense of $0.1 million for the three and six months ended June 30, 2021, respectively, and income tax benefit of $0.9 million and $8.2 million for the three and six months ended June 30, 2020, respectively.
(2)	Amounts reclassified to net earnings relate to losses on interest rate swaps and are included in Interest expense, net above. Amounts are net of income tax benefit of $1.4 million and $2.7 million for the three and six months ended June 30, 2021, respectively, and $1.1 million and $1.5 million for the three and six months ended June 30, 2020, respectively.
(3)	Net of income tax benefit of less than $0.1 million for the three and six months ended June 30, 2021 and $0.1 million for the six months ended June 30, 2020.
(4)	Net of income tax expense of $0.5 million and income tax benefit of $0.5 million for the three and six months ended June 30, 2021, respectively, and income tax benefit of $0.5 million and $0.6 million for the three and six months ended June 30, 2020, respectively.

See Notes to Condensed Consolidated Financial Statements (Unaudited).

BLACK KNIGHT, INC.

Condensed Consolidated Statements of Equity

(In millions)

(Unaudited)

	Three months ended June 30, 2021
					Accumulated
			Additional		other			Total	Redeemable
	Common stock		paid-in	Retained	comprehensive	Treasury stock		shareholders’	noncontrolling
	Shares	$	capital	earnings	loss	Shares	$	equity	interests
Balance, March 31, 2021	160.0	$—	$2,017.0	$812.0	$(37.8)	3.4	$(176.5)	$2,614.7	$578.0
Fair value adjustment to redeemable noncontrolling interests in Optimal Blue Holdco, LLC	—	—	(7.5)	—	—	—	—	(7.5)	7.5
Grant of restricted shares of common stock	—	—	(1.3)	—	—	—	1.3	—	—
Forfeitures of restricted shares of common stock	—	—	0.4	—	—	—	(0.4)	—	—
Tax withholding payments for restricted share vesting	—	—	(1.7)	—	—	—	—	(1.7)	—
Vesting of restricted shares granted from treasury stock	—	—	1.0	—	—	—	(1.0)	—	—
Equity-based compensation expense	—	—	13.1	—	—	—	—	13.1	—
Net earnings (losses)	—	—	—	39.7	—	—	—	39.7	(7.5)
Equity-based compensation expense of unconsolidated affiliates	—	—	—	0.7	—	—	—	0.7	—
Foreign currency translation adjustment	—	—	—	—	(0.1)	—	—	(0.1)	—
Unrealized gains on interest rate swaps, net	—	—	—	—	3.8	—	—	3.8	—
Other comprehensive gains on investments in unconsolidated affiliates	—	—	—	—	1.5	—	—	1.5	—
Balance, June 30, 2021	160.0	$—	$2,021.0	$852.4	$(32.6)	3.4	$(176.6)	$2,664.2	$578.0

	Three months ended June 30, 2020

					Accumulated other
	Common stock		Additional	Retained	comprehensive	Treasury stock		Total shareholders’
	Shares	$	paid-in capital	earnings	loss	Shares	$	equity
Balance March 31, 2020	153.0	$—	$1,562.7	$540.0	$(41.0)	3.0	$(142.1)	$1,919.6
Issuance of common stock, net of underwriters' discount and issuance costs	7.1	—	484.2	—	—	—	—	484.2
Grant of restricted shares of common stock	—	—	(0.1)	—	—	—	0.1	—
Forfeitures of restricted shares of common stock	—	—	0.1	—	—	—	(0.1)	—
Tax withholding payments for restricted share vesting	—	—	(1.5)	—	—	—	—	(1.5)
Vesting of restricted shares granted from treasury stock	—	—	1.0	—	—	—	(1.0)	—
Equity-based compensation expense	—	—	9.5	—	—	—	—	9.5
Net earnings	—	—	—	39.1	—	—	—	39.1
Equity-based compensation expense of unconsolidated affiliates	—	—	—	3.2	—	—	—	3.2
Unrealized gains on interest rate swaps, net	—	—	—	—	0.6	—	—	0.6
Other comprehensive loss on investments in unconsolidated affiliates	—	—	—	—	(1.5)	—	—	(1.5)
Balance, June 30, 2020	160.1	$—	$2,055.9	$582.3	$(41.9)	3.0	$(143.1)	$2,453.2

See Notes to Condensed Consolidated Financial Statements (Unaudited).

BLACK KNIGHT, INC.

Condensed Consolidated Statements of Equity (Continued)

(In millions)

(Unaudited)

	Six months ended June 30, 2021
					Accumulated
			Additional		other			Total	Redeemable
	Common stock		paid-in	Retained	comprehensive	Treasury stock		shareholders’	noncontrolling
	Shares	$	capital	earnings	loss	Shares	$	equity	interests
Balance, December 31, 2020	160.1	$—	$2,053.7	$757.4	$(38.8)	3.1	$(144.6)	$2,627.7	$578.0
Fair value adjustment to redeemable noncontrolling interests in Optimal Blue Holdco, LLC	—	—	(16.1)	—	—	—	—	(16.1)	16.1
Grant of restricted shares of common stock	—	—	(26.6)	—	—	(0.5)	26.6	—	—
Forfeitures of restricted shares of common stock	—	—	0.5	—	—	—	(0.5)	—	—
Tax withholding payments for restricted share vesting	(0.1)	—	(24.4)	—	—	—	—	(24.4)	—
Vesting of restricted shares granted from treasury stock	—	—	11.4	—	—	0.2	(11.4)	—	—
Equity-based compensation expense	—	—	22.5	—	—	—	—	22.5	—
Net earnings (losses)	—	—	—	93.8	—	—	—	93.8	(16.1)
Equity-based compensation expense of unconsolidated affiliates	—	—	—	1.2	—	—	—	1.2	—
Purchases of treasury stock	—	—	—	—	—	0.6	(46.7)	(46.7)	—
Foreign currency translation adjustment	—	—	—	—	(0.4)	—	—	(0.4)	—
Unrealized gains on interest rate swaps, net	—	—	—	—	8.2	—	—	8.2	—
Other comprehensive loss on investments in unconsolidated affiliates	—	—	—	—	(1.6)	—	—	(1.6)	—
Balance, June 30, 2021	160.0	$—	$2,021.0	$852.4	$(32.6)	3.4	$(176.6)	$2,664.2	$578.0

	Six months ended June 30, 2020
					Accumulated
			Additional		other			Total
	Common stock		paid-in	Retained	comprehensive	Treasury stock		shareholders’
	Shares	$	capital	earnings	loss	Shares	$	equity
Balance December 31, 2019	153.1	$—	$1,586.8	$490.6	$(20.2)	3.4	$(158.7)	$1,898.5
Effect of CECL adoption	—	—	—	(1.1)	—	—	—	(1.1)
Adjusted balance at January 1, 2020	153.1	—	1,586.8	489.5	(20.2)	3.4	(158.7)	1,897.4
Issuance of common stock, net of underwriters' discount and issuance costs	7.1	—	484.2	—	—	—	—	484.2
Grant of restricted shares of common stock	—	—	(24.6)	—	—	(0.5)	24.6	—
Forfeitures of restricted shares of common stock	—	—	0.3	—	—	—	(0.3)	—
Tax withholding payments for restricted share vesting	(0.1)	—	(19.7)	—	—	0.1	—	(19.7)
Vesting of restricted shares granted from treasury stock	—	—	8.7	—	—	—	(8.7)	—
Equity-based compensation expense	—	—	20.2	—	—	—	—	20.2
Net earnings	—	—	—	89.2	—	—	—	89.2
Equity-based compensation expense of unconsolidated affiliates	—	—	—	3.6	—	—	—	3.6
Foreign currency translation adjustment	—	—	—	—	(0.2)	—	—	(0.2)
Unrealized losses on interest rate swaps, net	—	—	—	—	(19.8)	—	—	(19.8)
Other comprehensive loss on investments in unconsolidated affiliates	—	—	—	—	(1.7)	—	—	(1.7)
Balance, June 30, 2020	160.1	$—	$2,055.9	$582.3	$(41.9)	3.0	$(143.1)	$2,453.2

See Notes to Condensed Consolidated Financial Statements (Unaudited).

BLACK KNIGHT, INC.

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Six months ended June 30,
	2021	2020
Cash flows from operating activities:
Net earnings	$77.7	$89.2
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	178.2	116.3
Amortization of debt issuance costs and original issue discount	2.0	1.4
Loss on extinguishment of debt	2.5	—
Deferred income taxes, net	(3.9)	0.9
Equity in (earnings) losses of unconsolidated affiliates, net of tax	(1.4)	20.4
Equity-based compensation	22.5	20.2
Changes in assets and liabilities, net of acquired assets and liabilities:
Trade receivables, including receivables from related parties	(10.7)	4.9
Prepaid expenses and other assets	(36.8)	(13.9)
Deferred contract costs	(24.1)	(26.0)
Deferred revenues	6.4	(10.2)
Trade accounts payable and other liabilities	(13.2)	(7.9)
Net cash provided by operating activities	199.2	195.3
Cash flows from investing activities:
Additions to property and equipment	(11.5)	(12.6)
Additions to computer software	(45.4)	(38.2)
Business acquisitions, net of cash acquired	(48.3)	(50.4)
Asset acquisitions	(10.0)	(15.0)
Other investing activities	(1.2)	8.4
Net cash used in investing activities	(116.4)	(107.8)
Cash flows from financing activities:
Net proceeds from issuance of common stock, before offering expenses	—	484.6
Costs directly associated with issuance of common stock	—	(0.4)
Revolver borrowings	260.3	266.6
Revolver payments	(210.0)	(576.6)
Term loan borrowings	1.6	—
Term loan payments	—	(23.4)
Purchases of treasury stock	(46.7)	—
Tax withholding payments for restricted share vesting	(24.4)	(19.7)
Finance lease payments	(2.0)	(5.8)
Debt issuance costs paid	(7.6)	—
Net cash (used in) provided by financing activities	(28.8)	125.3
Net increase in cash and cash equivalents	54.0	212.8
Cash and cash equivalents, beginning of period	34.7	15.4
Cash and cash equivalents, end of period	$88.7	$228.2
Supplemental cash flow information:
Interest paid, net	$(40.0)	$(26.1)
Income taxes paid, net	$(42.7)	$(5.4)

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

Principles of Consolidation

The Condensed Consolidated Financial Statements (Unaudited) include the accounts of BKI, its wholly-owned subsidiaries and non-wholly owned subsidiaries in which we have a controlling financial interest either through voting rights or means other than voting rights. Intercompany transactions and balances have been eliminated in consolidation. Where our ownership interest in a consolidated subsidiary is less than 100%, the noncontrolling interests’ share of these non-wholly owned subsidiaries is reported in our Condensed Consolidated Balance Sheets (Unaudited) as a separate component of equity or within temporary equity. The noncontrolling interests’ share of the net earnings (loss) of these non-wholly owned subsidiaries is reported in our Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited) as an adjustment to our net earnings to arrive at Net earnings attributable to Black Knight.

We consolidate variable interest entities (“VIEs”) if we are considered the primary beneficiary because we have (a) the power to direct matters that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.

Optimal Blue Holdco, LLC (“Optimal Blue Holdco”), a non-wholly owned subsidiary, is considered a VIE. We are the primary beneficiary of Optimal Blue Holdco through our controlling interest and our rights established in the Second Amended and Restated Limited Liability Company Agreement of Optimal Blue Holdco dated November 24, 2020 (the “OB Holdco LLC Agreement”). As such, we control Optimal Blue Holdco and its subsidiaries and consolidate its financial position and results of operations. As of June 30, 2021 and December 31, 2020, we own 60% of Optimal Blue Holdco. Redeemable noncontrolling interests represent the collective 40% equity interest in Optimal Blue Holdco owned by Cannae Holdings, LLC ("Cannae") and affiliates of Thomas H. Lee Partners, L.P. ("THL"). As these redeemable noncontrolling interests provide for redemption features not solely within our control, they are presented outside of shareholders' equity.

Reporting Segments

We conduct our operations through two reporting segments: (1) Software Solutions and (2) Data and Analytics. See further discussion in Note 14 — Segment Information.

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Reclassification

Certain reclassifications have been made to the prior year amounts to conform to the classifications used in 2021. Certain receivables previously included in Trade and other receivables, including receivables from related parties on our Condensed Consolidated Statements of Cash Flows (Unaudited) are now included in Prepaid expenses and other assets. We also reclassed certain deferred compensation plan assets and liabilities between Prepaid expenses and other assets and Trade accounts payable and other liabilities on our Condensed Consolidated Statements of Cash Flows (Unaudited).

(2)Condensed Consolidated Financial Statement Details

Cash and Cash Equivalents

Cash and cash equivalents are unrestricted and include the following (in millions):

	June 30, 2021	December 31, 2020
Cash	$16.5	$27.1
Cash equivalents	72.2	7.6
Cash and cash equivalents	$88.7	$34.7

Trade Receivables, Net

A summary of Trade receivables, net of allowance for credit losses is as follows (in millions):

	June 30, 2021	December 31, 2020
Trade receivables — billed	$137.5	$136.4
Trade receivables — unbilled	48.4	47.9
Trade receivables	185.9	184.3
Allowance for credit losses	(2.3)	(2.1)
Trade receivables, net	$183.6	$182.2

In addition to the amounts above, we have unbilled receivables that we do not expect to collect within the next year included in Other non-current assets in our Condensed Consolidated Balance Sheets (Unaudited). Billings for these receivables are based on contractual terms.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in millions):

	June 30, 2021	December 31, 2020
Prepaid expenses	$40.1	$39.7
Contract assets, net	22.0	20.9
Income tax receivables	14.4	2.1
Other current assets	9.8	7.7
Prepaid expenses and other current assets	$86.3	$70.4

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Other Non-Current Assets

Other non-current assets consist of the following (in millions):

	June 30, 2021	December 31, 2020
Contract assets, net	$61.9	$56.5
Property records database	60.5	60.5
Right-of-use assets(1)	34.8	41.1
Deferred compensation plan related assets	24.0	19.5
Contract credits	23.2	5.0
Prepaid expenses	5.6	4.9
Other	3.2	5.8
Other non-current assets	$213.2	$193.3
(1)	Includes non-cash additions for right-of-use assets obtained in exchange for lease liabilities of $0.1 million and $4.5 million for the six months ended June 30, 2021 and 2020, respectively.

Trade Accounts Payable and Other Accrued Liabilities

Trade accounts payable and other accrued liabilities consist of the following (in millions):

	June 30, 2021	December 31, 2020
Accrued interest	$12.2	$12.8
Lease liabilities, current	9.9	13.5
Trade accounts payable	9.1	8.9
Other taxes payable and accrued	8.6	10.7
Accrued client liabilities	3.3	6.4
Income taxes payable	1.4	13.6
Other	29.3	22.2
Trade accounts payable and accrued liabilities	$73.8	$88.1

Deferred Revenues

During the three months ended June 30, 2021 and 2020, revenues recognized related to the amount included in the Deferred revenues balance at the beginning of each year were $12.1 million and $12.7 million, respectively, and $29.8 million and $28.3 million, respectively, during the six months ended June 30, 2021 and 2020.

Depreciation and Amortization

Depreciation and amortization includes the following (in millions):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Computer software	$32.7	$26.4	$63.3	$52.2
Other intangible assets	39.1	13.4	77.9	26.4
Deferred contract costs	8.6	8.7	16.8	17.6
Property and equipment	10.0	10.1	20.2	20.1
Total	$90.4	$58.6	$178.2	$116.3

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

(3)Business Acquisitions

2021 Acquisitions

On March 16, 2021, we completed the acquisition of the technology assets and business of NexSpring Financial, LLC (“NexSpring”), which is reported within our Software Solutions segment, and is expected to broaden our ability to serve mortgage brokers.

On May 17, 2021, we completed the acquisition of 100% of the equity interests in eMBS, Inc. (“eMBS”), a leading data and analytics aggregator for residential mortgage-backed securities, which is reported within our Data & Analytics segment, and is expected to solidify and further expand our market leadership in solutions and data for agency-backed securities.

On July 7, 2021, we completed the acquisition of 100% of the equity interests in TOMN Holdings, Inc. and its subsidiaries (“Top of Mind”), the developer of SurefireSM, a leading customer relationship management and marketing automation system for the mortgage industry. SurefireSM will be integrated with our Empower® loan origination system and reported within our Software Solutions segment.

2020 Optimal Blue Acquisition

On September 15, 2020, we completed the acquisition of 100% of the equity interests in Optimal Blue and certain affiliates, a leading provider of secondary market solutions and actionable data services, funded with cash on hand, debt financing and investments from co-investors Cannae and THL. Optimal Blue is reported within our Software Solutions segment because it enhances our robust set of software solutions and includes additional product, pricing and eligibility capabilities.

The following table summarizes the total purchase price consideration and the preliminary fair value amounts recognized for the assets acquired and liabilities assumed (in millions):

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

	2021		2020
	Top of Mind(2)	Others(3)	Optimal Blue(4)
Cash paid	$258.8	$48.5	$1,828.3
Contingent consideration(1)	—	4.4	—
Less: cash acquired	(4.7)	(0.2)	(29.3)
Total consideration, net	$254.1	$52.7	$1,799.0

Trade receivables	$2.0	$0.4	$11.3
Computer software	28.8	6.1	79.7
Other intangible assets	69.0	10.2	610.8
Goodwill	178.6	36.1	1,206.1
Other current and non-current assets	2.3	1.1	13.3
Total assets acquired	280.7	53.9	1,921.2
Deferred income taxes	18.5	—	101.4
Current and other non-current liabilities	8.1	1.2	20.8
Total liabilities assumed	26.6	1.2	122.2
Net assets acquired	$254.1	$52.7	$1,799.0
(1)	The estimated contingent consideration is to be paid in cash based on NexSpring revenues recognized over the three-year period subsequent to the acquisition. Refer to Note 9 – Fair Value Measurement for additional information.
(2)	On July 7, 2021, we acquired Top of Mind. As such, these amounts are not recorded in our Condensed Consolidated Financial Statements (Unaudited) as of June 30, 2021. The fair value of all acquired assets and assumed liabilities is preliminary and subject to adjustments as we complete our valuation process.
(3)	Includes the NexSpring and eMBS acquisitions. These estimates are preliminary and subject to adjustments as we complete our valuation process with respect to Computer software, Other intangible assets, including client relationship assets, and contingent consideration.
(4)	During the three months ended June 30, 2021, we recorded a measurement period adjustment of $0.1 million for certain pre-acquisition tax liabilities. The fair value of Goodwill and certain assumed liabilities, including estimated liabilities for pre-acquisition tax exposure, is preliminary and subject to adjustments as we complete our valuation process.

The preliminary amounts assigned to intangible assets by type for our acquisitions of NexSpring and eMBS are summarized in the table below:

		Weighted average
	Gross	estimated life
	carrying value	(in years)
Computer software	$6.1	5
Other intangible assets:
Client relationships	9.4	10
Trade names	0.2	3
Non-compete agreements	0.6	3
Other intangible assets	10.2
Total gross carrying value	$16.3

(4)Investments in Unconsolidated Affiliates

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

As of June 30, 2021, we have invested an aggregate of $492.6 million in DNB. As of June 30, 2021, DNB’s closing share price was $21.37 and the fair value of our investment in DNB was $1,172.1 million before tax.

Summarized consolidated financial information for DNB (Successor) and Star Parent (Predecessor) is presented below (in millions):

	June 30, 2021	December 31, 2020
Current assets	$624.2	$874.4
Non-current assets	9,236.2	8,345.9
Total assets	$9,860.4	$9,220.3

Current liabilities, including short-term debt	$972.9	$828.1
Non-current liabilities	5,238.9	4,808.3
Total liabilities	6,211.8	5,636.4
Total equity	3,648.6	3,583.9
Total liabilities and shareholders' equity	$9,860.4	$9,220.3

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenues	$520.9	$418.7	$1,025.4	$814.4
Loss before provision for income taxes and equity in net income of affiliates	(8.5)	(203.0)	(42.2)	(203.6)
Net loss	(50.8)	(174.7)	(74.1)	(100.4)
Net loss attributable to DNB (Successor)/Star Parent (Predecessor)	(51.7)	(208.0)	(76.7)	(166.1)

Effective January 1, 2021, DNB eliminated the one-month reporting lag for its subsidiaries outside North America and aligned the year-end for all of its subsidiaries to December 31. DNB applied this change in their accounting policy retrospectively. The effect of this change in accounting policy did not have a material impact to our results of operations or financial condition and was included in our current period accounting for our investment in DNB. The summarized consolidated financial information above was derived from DNB’s most recently available unaudited consolidated financial information and includes the effect of their change in accounting policy.

Equity in (losses) earnings of unconsolidated affiliates, net of tax consists of the following (in millions):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Equity in losses of unconsolidated affiliates, net of tax	$(5.0)	$(31.0)	$(8.5)	$(25.4)
Non-cash gain related to DNB's issuance of common stock, net of tax	—	—	9.9	—
Sale of an equity method investment, net of tax	—	5.0	—	5.0
Equity in (losses) earnings of unconsolidated affiliates, net of tax	$(5.0)	$(26.0)	$1.4	$(20.4)

(5)Earnings Per Share

Diluted net earnings per share includes the effect of unvested restricted stock awards and restricted stock unit awards (“RSUs”). For the three and six months ended June 30, 2021, the outstanding Optimal Blue Holdco profits interests units (“OB PIUs”) were excluded from the

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

diluted earnings per share calculations because the effect of their inclusion was antidilutive. The following table sets forth the computation of basic and diluted net earnings per share (in millions, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Basic:
Net earnings attributable to Black Knight	$39.7	$39.1	$93.8	$89.2
Shares used for basic net earnings per share:
Weighted average shares of common stock outstanding	155.4	149.2	155.5	148.6
Basic net earnings per share	$0.26	$0.26	$0.60	$0.60

Diluted:
Net earnings attributable to Black Knight	$39.7	$39.1	$93.8	$89.2
Shares used for diluted net earnings per share:
Weighted average shares of common stock outstanding	155.4	149.2	155.5	148.6
Dilutive effect of unvested restricted shares of common stock	0.3	0.8	0.3	0.7
Weighted average shares of common stock, diluted	155.7	150.0	155.8	149.3
Diluted net earnings per share	$0.25	$0.26	$0.60	$0.60

(6)Related Party Transactions

We believe the amounts earned from or charged by us under each of the following arrangements are fair and reasonable. The amounts we earned or that were charged under these arrangements were not negotiated at arm's length and may not represent the terms that we might have obtained from an unrelated third party.

DNB

DNB is considered to be a related party primarily due to the combination of our investment in DNB and our shared Chief Executive Officer. Refer to Note 4 — Investments in Unconsolidated Affiliates for additional details.

During the three months ended June 30, 2021, we entered into a five-year agreement with DNB to provide them with certain products and data over the term of the agreement, as well as professional services, for an aggregate fee of approximately $34 million over the term of the agreement. We also entered into an agreement with DNB for access to certain of their data assets for an aggregate fee of approximately $24 million over the term of the agreement. In addition, we will jointly market certain solutions and data. As of June 30, 2021, we had a related party receivable of $10.5 million due from DNB and deferred revenues of $10.4 million from DNB on our Condensed Consolidated Balance Sheets (Unaudited). This agreement had no effect on our Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited) for the three and six months ending June 30, 2021.

Trasimene

Trasimene Capital Management, LLC ("Trasimene") was considered a related party because the former Chairman of our Board of Directors (the “Board”) owns a controlling interest in Trasimene. As of June 16, 2021, our former Chairman retired from the Board and Trasimene is no longer considered a related party. During the periods April 1, 2021 through June 16, 2021 and January 1, 2021 through June 16, 2021 we recognized $0.2 million and $0.5 million, respectively, in fees with Trasimene related to acquisitions, which are included in Transition and integration costs in our Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited).

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

(7)Goodwill

Goodwill consists of the following (in millions):

	Software	Data and
	Solutions	Analytics	Total
Balance, December 31, 2020	$3,415.8	$197.6	$3,613.4
NexSpring acquisition (Note 3)	18.2	—	18.2
eMBS acquisition (Note 3)	—	17.9	17.9
Optimal Blue acquisition (Note 3)	0.1	—	0.1
Balance, June 30, 2021	$3,434.1	$215.5	$3,649.6

The increase in Goodwill related to our NexSpring and eMBS acquisitions is deductible for tax purposes. The change in Goodwill related to a measurement period adjustment for Optimal Blue for certain pre-acquisition tax liabilities.

(8)Long-Term Debt

Long-term debt consists of the following (in millions):

	June 30, 2021	December 31, 2020
Term A Loan	$1,150.0	$1,148.4
Revolving Credit Facility	98.0	47.7
Senior Notes	1,000.0	1,000.0
Other	9.0	17.6
Total long-term debt principal	2,257.0	2,213.7
Less: current portion of long-term debt	(19.0)	(73.0)
Long-term debt before debt issuance costs and discount	2,238.0	2,140.7
Less: debt issuance costs and discount	(21.7)	(18.8)
Long-term debt, net of current portion	$2,216.3	$2,121.9

As of June 30, 2021, principal maturities, including payments related to our finance leases, are as follows (in millions):

2021	$1.6
2022	31.9
2023	33.0
2024	57.5
2025	57.5
Thereafter	2,075.5
Total	$2,257.0

Credit Agreement

On April 30, 2018, our indirect subsidiary BKIS entered into an amended and restated credit and guaranty agreement (the “2018 Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent, the guarantors party thereto, the other agents party thereto and the lenders party thereto. The 2018 Credit Agreement provided for (i) a $1,250.0 million term loan A facility and (ii) a $750.0 million revolving credit facility.

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

The Facilities bear interest at rates based upon, at the option of BKIS, either (i) the base rate plus a margin of between 25 and 50 basis points depending on the total net leverage ratio of Black Knight Financial Services, LLC (“BKFS”), a Delaware limited liability company and the direct parent company of BKIS, and its restricted subsidiaries on a consolidated basis (the “Consolidated Leverage Ratio”) and (ii) the Eurodollar rate plus a margin of between 125 and 150 basis points depending on the Consolidated Leverage Ratio. In addition, BKIS will pay an unused commitment fee of between 15 and 20 basis points on the undrawn commitments under the Revolving Credit Facility, also depending on the Consolidated Leverage Ratio. The above unused commitment fee and margins are consistent with the 2018 Credit Agreement. The 2021 Credit Agreement also provides us with an option to choose an alternative rate of interest on or before the cessation of the London Interbank Offered Rate (“LIBOR”) at our election.

As of June 30, 2021, the interest rate for the Facilities was based on the Eurodollar rate plus a margin of 150 basis points and was approximately 1.6%. As of June 30, 2021, we had $902.0 million capacity on the Revolving Credit Facility and the unused commitment fee was 20 basis points.

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

As a result of the refinancing, we recognized $2.5 million of expense during the six months ended June 30, 2021 in Other expense, net on the Condensed Consolidated Statement of Earnings and Comprehensive Earnings (Unaudited).

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

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Other Debt

On April 1, 2018, we entered into a financing agreement for $32.9 million, with a stated interest rate of 0% and an imputed interest rate of 3.4%, primarily related to certain data processing and maintenance services. On December 31, 2019, we entered into an amendment to the financing agreement for an additional $16.3 million, with a stated interest rate of 0% and an imputed interest rate of 3.3%. Under the terms of the amendment, quarterly payments are due beginning January 2, 2020 through January 2, 2023. As of June 30, 2021 and December 31, 2020, $2.3 million and $9.5 million, respectively, are included in Current portion of debt and $4.0 million and $6.4 million, respectively, are included in Long-term debt, net of current portion in our Condensed Consolidated Balance Sheets (Unaudited).

Finance Leases

On December 31, 2019, we entered into one-year finance lease agreements, with a stated interest rate of 0%, an imputed interest rate of 3.3% and bargain purchase options for certain computer equipment. On March 31, 2021, we entered into one-year finance lease agreements, with a stated interest rate of 0%, an imputed interest rate of 1.6% and bargain purchase options for certain computer equipment. The leased equipment has a useful life of five years and is depreciated on a straight-line basis. The finance lease liabilities of $2.4 million and $1.2 million as of June 30, 2021 and December 31, 2020, respectively, are included in Current portion of debt on our Condensed Consolidated Balance Sheets (Unaudited). For the six months ended June 30, 2021 and 2020, non-cash investing and financing activity was $2.5 million and $8.4 million, respectively, related to the unpaid portion of our finance lease agreements.

Fair Value of Long-Term Debt

The fair values of our Facilities and Senior Notes are based upon established market prices for the securities using Level 2 inputs. The fair value of our Facilities approximates their carrying value at June 30, 2021. The fair value of our Senior Notes at June 30, 2021 was $997.5 million compared to its carrying value of $988.9 million, net of original issue discount and debt issuance costs.

Interest Rate Swaps

We enter into interest rate swap agreements to hedge forecasted monthly interest rate payments on our floating rate debt. As of June 30, 2021, we had the following interest rate swap agreements (collectively, the "Swap Agreements") (in millions):

Effective dates	Notional amount	Fixed rates
March 31, 2017 through March 31, 2022	$200.0	2.08%
September 29, 2017 through September 30, 2021	$200.0	1.69%
April 30, 2018 through April 30, 2023	$250.0	2.61%
January 31, 2019 through January 31, 2023	$300.0	2.65%

Under the terms of the Swap Agreements, we receive payments based on the 1-month LIBOR (approximately 0.10% as of June 30, 2021).

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

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The estimated fair values of our Swap Agreements are as follows (in millions):

Balance sheet accounts	June 30, 2021	December 31, 2020
Other current liabilities	$3.8	$2.4
Other non-current liabilities	$22.9	$35.2

A cumulative loss of $26.7 million ($19.9 million net of tax) and cumulative loss of $37.6 million ($28.1 million net of tax) is reflected in Accumulated other comprehensive loss as of June 30, 2021 and December 31, 2020, respectively. Below is a summary of the effect of derivative instruments on amounts recognized in Other comprehensive (loss) earnings ("OCE") on the Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited) (in millions):

	Three months ended June 30,
	2021		2020
		Amount of loss		Amount of loss
	Amount of loss	reclassified from	Amount of loss	reclassified from
	recognized	Accumulated OCE	recognized	Accumulated OCE
	in OCE	into Net earnings	in OCE	into Net earnings
Swap agreements	$(0.2)	$4.0	$(2.6)	$3.2

	Six months ended June 30,
	2021		2020
		Amount of loss		Amount of loss
	Amount of gain	reclassified from	Amount of loss	reclassified from
	recognized	Accumulated OCE	recognized	Accumulated OCE
	in OCE	into Net earnings	in OCE	into Net earnings
Swap agreements	$0.3	$7.9	$(24.2)	$4.4

Approximately $17.7 million ($13.2 million net of tax) of the balance in Accumulated other comprehensive loss as of June 30, 2021 is expected to be reclassified into Interest expense, net over the next 12 months.

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

The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in millions):

	June 30, 2021				December 31, 2020
	Carrying	Fair value			Carrying	Fair value
	amount	Level 1	Level 2	Level 3	amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents (Note 2)	$88.7	$88.7	$—	$—	$34.7	$34.7	$—	$—

Liabilities:
Interest rate swaps (Note 8)	26.7	—	26.7	—	37.6	—	37.6	—
Contingent consideration (Note 3)	7.7	—	—	7.7	3.1	—	—	3.1

Redeemable noncontrolling interests	578.0	—	—	578.0	578.0	—	—	578.0

The fair value of contingent consideration was primarily determined based on significant estimates and assumptions, including Level 3 inputs. The estimates and assumptions include the projected timing and amount of future cash flows and discount rates reflecting the rate inherent in the future cash flows.

The following table presents a summary of the change in fair value of our Level 3 fair value measurements (in millions):

Beginning balance, December 31, 2020	$581.1
Contingent consideration adjustments related to prior year acquisition	0.1
Contingent consideration increase related to current year acquisition	4.5
Ending balance, June 30, 2021	$585.7

As of June 30, 2021, the fair value of redeemable noncontrolling interests approximates its carrying amount due to the close proximity to the reporting date of the contributions received from Cannae and THL for their share of equity interests in Optimal Blue Holdco. Refer to Note 1 — Basis of Presentation and Overview and Note 3 — Business Acquisitions for additional information.

(10)Income Taxes

Our effective tax rate for the three months ended June 30, 2021 and 2020 was 22.0% and 20.9%, respectively, and 17.1% and 18.8% for the six months ended June 30, 2021 and 2020, respectively. Our effective tax rate for the three and six months ended June 30, 2021 and 2020 differs from our statutory rate primarily due to the effect of excess tax benefits related to the vesting of restricted shares of our common stock and research and experimentation tax credits.

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

On June 26, 2020, Black Knight filed a complaint against PennyMac in the United States District Court for the Middle District of Florida seeking a declaratory judgment that PennyMac waived its right to arbitrate federal antitrust and related state law claims against Black Knight because PennyMac previously filed and litigated those claims in a court of law (the “BKI Declaratory Action”). The parties filed cross-

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

motions for summary judgment and on March 22, 2021, the Court denied BKI’s motion for summary judgment and granted PennyMac’s motion as to the waiver issue, finding that PennyMac has not waived its right to arbitrate the claims raised in the Black Knight Complaint.

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

(12)Revenues

Disaggregation of Revenues

The following tables summarize revenues from contracts with clients (in millions):

	Three months ended June 30, 2021
	Servicing	Origination	Software	Data and	Corporate
	Software	Software	Solutions	Analytics	and Other	Total
Software and hosting solutions	$187.4	$82.6	$270.0	$9.3	$—	$279.3
Professional services	20.4	12.4	32.8	0.1	—	32.9
Data solutions	—	0.5	0.5	45.9	—	46.4
Other	—	2.1	2.1	0.6	—	2.7
Revenues	$207.8	$97.6	$305.4	$55.9	$—	$361.3

	Three months ended June 30, 2020
	Servicing	Origination	Software	Data and	Corporate
	Software	Software	Solutions	Analytics	and Other		Total
Software and hosting solutions	$166.5	$44.6	$211.1	$8.5	$—		$219.6
Professional services	17.8	13.0	30.8	0.2	(0.2)	(1)	30.8
Data solutions	—	—	—	38.9	—		38.9
Other	—	3.2	3.2	0.6	—		3.8
Revenues	$184.3	$60.8	$245.1	$48.2	$(0.2)		$293.1

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

	Six months ended June 30, 2021
	Servicing	Origination	Software	Data and	Corporate
	Software	Software	Solutions	Analytics	and Other	Total
Software and hosting solutions	$371.5	$160.4	$531.9	$18.0	$—	$549.9
Professional services	39.0	24.2	63.2	0.3	—	63.5
Data solutions	—	1.7	1.7	90.3	—	92.0
Other	—	4.4	4.4	1.2	—	5.6
Revenues	$410.5	$190.7	$601.2	$109.8	$—	$711.0

	Six months ended June 30, 2020
	Servicing	Origination	Software	Data and	Corporate
	Software	Software	Solutions	Analytics	and Other		Total
Software and hosting solutions	$343.5	$80.9	$424.4	$16.9	$—		$441.3
Professional services	36.5	22.5	59.0	0.5	(0.3)	(1)	59.2
Data solutions	—	—	—	75.7	—		75.7
Other	—	6.4	6.4	1.2	—		7.6
Revenues	$380.0	$109.8	$489.8	$94.3	$(0.3)		$583.8
(1)	Revenues for Corporate and Other represent deferred revenue purchase accounting adjustments recorded in accordance with GAAP.

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

As of June 30, 2021, the aggregate amount of the transaction price that is allocated to our future performance obligations was approximately $2.4 billion and is expected to be recognized as follows: 13% by December 31, 2021, 37% by December 31, 2022, 74% by December 31, 2024 and the rest thereafter.

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

There were no share repurchases during the three months ended June 30, 2021. A summary of share repurchases under our share repurchase program during the six months ended June 30, 2021 is as follows (in millions, except per share amounts):

			Shares remaining under repurchase
Total number of shares repurchased	Aggregate purchase price	Average price paid per share	authorization as of June 30, 2021
0.6	$46.7	$ 75.19	9.4

Omnibus Incentive Plan

A summary of restricted shares and RSUs granted in 2021 is as follows:

	Number of shares	Grant date fair	Vesting period
Date	granted	value per share	(in years)	Vesting criteria
March 10, 2021(1)	518,219	$76.00	3.0	Service and Performance
June 2021	34,447	74.56 - 76.51	1 - 2.7	Service
(1)	This award is subject to an independent performance target for each of three consecutive 12-month measurement periods. Vesting of each tranche is independent of the satisfaction of the annual performance target for other tranches.

Activity related to restricted stock and RSUs in 2021 is as follows:

		Weighted average
		grant date
	Shares	fair value
Balance, December 31, 2020	1,549,098	$57.86
Granted	552,666	$75.94
Forfeited	(10,560)	$68.67
Vested	(872,411)	$52.42
Balance, June 30, 2021	1,218,793	$69.86

Equity-based compensation expense related to our restricted shares and RSUs was $10.9 million and $9.5 million for the three months ended June 30, 2021 and 2020, respectively, and $18.1 million and $20.2 million for the six months ended June 30, 2021 and 2020, respectively. Equity-based compensation includes accelerated recognition of $2.9 million for the three and six months ended June 30, 2021 and $0.2 million for the six months ended June 30, 2020. These expenses are included in Operating expenses in the Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited).

As of June 30, 2021, total unrecognized compensation cost was $59.7 million and is expected to be recognized over a weighted average period of approximately 2.2 years.

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

Equity-based compensation expense related to the OB PIUs was $2.2 million and $4.4 million for the three and six months ended June 30, 2021, respectively. As of June 30, 2021, the total unrecognized compensation cost related to non-vested OB PIUs is $21.6 million, which is expected to be recognized over a weighted average period of approximately 2.4 years.

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

Segment asset information is not included below because we do not use it to evaluate performance or allocate resources. Summarized financial information concerning our segments is shown in the tables below (in millions):

	Three months ended June 30, 2021
	Software	Data and	Corporate and
	Solutions	Analytics	Other		Total
Revenues	$305.4	$55.9	$—	(1)	$361.3
Expenses:
Operating expenses	130.6	35.1	31.3	(2)	197.0
Transition and integration costs	—	—	4.3	(3)	4.3
EBITDA	174.8	20.8	(35.6)		160.0
Depreciation and amortization	33.2	3.7	53.5	(4)	90.4
Operating income (loss)	141.6	17.1	(89.1)		69.6
Interest expense, net					(20.9)
Other expense, net					(1.0)
Earnings before income taxes and equity in losses of unconsolidated affiliates					47.7
Income tax expense					10.5
Earnings before equity in losses of unconsolidated affiliates					37.2
Equity in losses of unconsolidated affiliates, net of tax					(5.0)
Net earnings					32.2
Net losses attributable to redeemable noncontrolling interests					7.5
Net earnings attributable to Black Knight					$39.7

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

	Three months ended June 30, 2020
	Software	Data and	Corporate and
	Solutions	Analytics	Other		Total
Revenues	$245.1	$48.2	$(0.2)	(1)	$293.1
Expenses:
Operating expenses	98.9	32.1	24.5	(2)	155.5
Transition and integration costs	—	—	2.5	(3)	2.5
EBITDA	146.2	16.1	(27.2)		135.1
Depreciation and amortization	30.2	3.8	24.6	(4)	58.6
Operating income (loss)	116.0	12.3	(51.8)		76.5
Interest expense, net					(13.0)
Other income, net					18.8
Earnings before income taxes and equity in losses of unconsolidated affiliates					82.3
Income tax expense					17.2
Earnings before equity in losses of unconsolidated affiliates					65.1
Equity in losses of unconsolidated affiliates, net of tax					(26.0)
Net earnings					$39.1

	Six months ended June 30, 2021
	Software	Data and	Corporate and
	Solutions	Analytics	Other		Total
Revenues	$601.2	$109.8	$—	(1)	$711.0
Expenses:
Operating expenses	255.5	69.3	58.4	(2)	383.2
Transition and integration costs	—	—	12.2	(3)	12.2
EBITDA	345.7	40.5	(70.6)		315.6
Depreciation and amortization	64.4	7.5	106.3	(4)	178.2
Operating income (loss)	281.3	33.0	(176.9)		137.4
Interest expense, net					(41.2)
Other expense, net					(4.2)
Earnings before income taxes and equity in earnings of unconsolidated affiliates					92.0
Income tax expense					15.7
Earnings before equity in earnings of unconsolidated affiliates					76.3
Equity in earnings of unconsolidated affiliates, net of tax					1.4
Net earnings					77.7
Net losses attributable to redeemable noncontrolling interests					16.1
Net earnings attributable to Black Knight					$93.8

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

	Six months ended June 30, 2020
	Software	Data and	Corporate and
	Solutions	Analytics	Other		Total
Revenues	$489.8	$94.3	$(0.3)	(1)	$583.8
Expenses:
Operating expenses	204.2	63.6	50.1	(2)	317.9
Transition and integration costs	—	—	4.9	(3)	4.9
EBITDA	285.6	30.7	(55.3)		261.0
Depreciation and amortization	60.5	7.8	48.0	(4)	116.3
Operating income (loss)	225.1	22.9	(103.3)		144.7
Interest expense, net					(27.7)
Other income, net					18.0
Earnings before income taxes and equity in losses of unconsolidated affiliates					135.0
Income tax expense					25.4
Earnings before equity in losses of unconsolidated affiliates					109.6
Equity in losses of unconsolidated affiliates, net of tax					(20.4)
Net earnings					$89.2
(1)	Revenues for Corporate and Other represent deferred revenue purchase accounting adjustments recorded in accordance with GAAP.
(2)	Operating expenses for Corporate and Other includes equity-based compensation, including certain related payroll taxes, of $13.2 million and $9.5 million for the three months ended June 30, 2021 and 2020, respectively, and $23.7 million and $21.2 million for the six months ended June 30, 2021 and 2020, respectively.
(3)	Transition and integration costs primarily consists of costs associated with acquisitions.
(4)	Depreciation and amortization for Corporate and Other primarily represents net incremental depreciation and amortization adjustments associated with the application of purchase accounting recorded in accordance with GAAP.

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

The table below summarizes active first and second lien mortgage loans on our mortgage loan servicing software solution and the related market data, reflecting our leadership in the mortgage loan servicing software solutions market (in millions):

	First lien				Second lien				Total first and second lien
	as of June 30,				as of June 30,				as of June 30,
	2021		2020		2021		2020		2021	2020
Active loans	32.3		30.7		3.3		2.5		35.6	33.2
Market size	53.1	(1)	53.2	(1)	12.4	(2)	13.0	(2)	65.5	66.2
Market share	61%		58%		26%		19%		54%	50%

Note: Percentages above may not recalculate due to rounding.

(1)	According to the Black Knight Mortgage Monitor Report as of June 30, 2021 and 2020 for U.S. first lien mortgage loans.
(2)	According to the July 2021 and 2020 Equifax National Consumer Credit Trends Report as of June 30, 2021 and 2020 for U.S. second lien mortgage loans.

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

Business Trends and Conditions

COVID-19 Pandemic

COVID-19 and the U.S.’s response to the pandemic are significantly affecting the mortgage and real estate industries. The U.S. Department of Housing and Urban Development ("HUD"), the Federal Housing Administration ("FHA”) and the Federal Housing Finance Agency ("FHFA") announced a moratorium on mortgage loan foreclosures and evictions. The FHFA also announced mortgage loan forbearance programs for certain borrowers that allow mortgage loan payments to be suspended for up to 12 months. The federal moratoriums expired on July 31, 2021. However, the Consumer Financial Protection Bureau has amended the federal mortgage servicing regulations to support the housing market’s smooth and orderly transition as federal foreclosure protections expire. The amendments establish temporary safeguards to help prevent a surge of foreclosures and ensure that borrowers have time before foreclosure to explore their options. In addition, many states have implemented additional guidance that extends their moratorium on mortgage loan foreclosures and evictions, and additional extensions of these moratoriums may be implemented in the future.

There are no comparable events that provide guidance as to the effect the COVID-19 pandemic may have, and, as a result, the ultimate effect of the pandemic is highly uncertain and subject to change. We do not yet know the full extent of the effects on the economy, the markets we serve, our business or our operations.

Black Knight Response and the Effect on Our Business

We continue to execute on our business continuity plans to address the challenges related to the ongoing COVID-19 pandemic. Since March 2020, substantially all of our employees have been working from home. We are following the requirements and protocols published by the U.S. Centers for Disease Control, the WHO and country, state and local governments. Our most important priorities are the health and safety of our employees and helping the communities where we work and live. A phased return to office plan has been created, which outlines when and how we will slowly begin to lift the actions put in place as part of our business continuity plans. The plan includes a phased return to office, social distancing , travel restrictions and additional safety precautions and is being enacted at each location when the risk to re-open has been reduced to an acceptable level. We continue to monitor the effects of the pandemic on our global workforce and have contingency plans in place to mitigate business risks and are prepared to adjust our phased return to office plan as necessary. We believe working from home has been successful and has not significantly affected our results of operations, financial condition, cash flows or control environment.

The extraordinary effects of the broad-based response to the COVID-19 pandemic have delayed the timing of certain revenues. Specifically, the mortgage loan foreclosure moratorium and forbearance plans have reduced the number of foreclosures being processed on our BankruptcySM/ForeclosureSM and InvoicingSM software solutions for which revenue is recognized as transactions occur. Many of our clients continue to work from home while experiencing refinance origination volume increases as well as an elevated number of customer service calls. Our teams are focused on supporting our clients in this shifting landscape and stand ready to deliver our solutions.

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

Software Solutions

Our Software Solutions segment offers software and hosting solutions that primarily support loan servicing, loan origination, settlement services and secondary marketing activities. The following table summarizes our software solutions revenues (in millions):

	Three months ended		% of segment		Six months ended		% of segment
	June 30,		revenues		June 30,		revenues
	2021	2020	2021	2020	2021	2020	2021	2020
Servicing software solutions	$207.8	$184.3	68%	75%	$410.5	$380.0	68%	78%
Origination software solutions	97.6	60.8	32%	25%	190.7	109.8	32%	22%
Software Solutions	$305.4	$245.1	100%	100%	$601.2	$489.8	100%	100%

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

As a result of the effects of the broad-based response to the COVID-19 pandemic, we have seen lower foreclosure-related transactional revenues due to the mortgage loan foreclosure moratorium and expect this trend to continue due to the mortgage loan forbearance plans offered as part of the CARES Act. As of July 27, 2021, Black Knight’s McDash Flash Forbearance Tracker estimated 1.9 million homeowners, or 3.6% of all U.S. mortgage loans, were in COVID-19 mortgage loan forbearance plans.

Our origination software solutions primarily include our solutions that automate and facilitate the origination of mortgage loans and provide an interconnected network allowing the various parties and systems associated with lending transactions to exchange data quickly and efficiently. Our exposure to origination volumes is limited as our loan origination system revenues are based on closed loan volumes subject to minimum base software fees that are contractually obligated, and our secondary marketing technologies’ revenues are primarily subscription-based. Some of our origination software solutions are exposed to variances in origination volumes, primarily related to refinance volumes due to the nature of the services provided. Given the continued low level of mortgage loan interest rates, we have seen elevated volumes related to refinance originations. However, we expect to see lower volumes related to refinance originations during the remainder of 2021 due to the record volumes in the prior year periods. We have also seen improvement in purchase origination volumes primarily due to the current interest rate environment and expect this trend to continue. Our origination software solutions that are more sensitive to origination volumes were approximately 5% of our consolidated revenues for the three months ended June 30, 2021.

Data and Analytics

Our Data and Analytics segment offers data and analytics solutions to the mortgage, real estate and capital markets verticals. These solutions include property ownership data, lien data, servicing data, automated valuation models, collateral risk scores, behavioral models, a multiple listing service software solution and other data solutions. Our data and analytics business is predominantly based on longer-term strategic data licenses, other data licenses and subscription-based revenues. For the three and six months ended June 30, 2021, our data and analytics revenues were 15% of our consolidated revenues and 16% of our consolidated revenues for the three and six months ended June 30, 2020. Our data and analytics solutions that are more sensitive to fluctuations in home buying activity and origination volumes were approximately 4% of our consolidated revenues for the three months ended June 30, 2021 and relate to services where we provide data necessary for title insurance and other settlement service activities.

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

Consolidated Results of Operations

The following table presents certain financial data for the periods indicated (in millions, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenues	$361.3	$293.1	$711.0	$583.8
Expenses:
Operating expenses	197.0	155.5	383.2	317.9
Depreciation and amortization	90.4	58.6	178.2	116.3
Transition and integration costs	4.3	2.5	12.2	4.9
Total expenses	291.7	216.6	573.6	439.1
Operating income	69.6	76.5	137.4	144.7
Operating margin	19.3%	26.1%	19.3%	24.8%
Interest expense, net	(20.9)	(13.0)	(41.2)	(27.7)
Other (expense) income, net	(1.0)	18.8	(4.2)	18.0
Earnings before income taxes and equity in (losses) earnings of unconsolidated affiliates	47.7	82.3	92.0	135.0
Income tax expense	10.5	17.2	15.7	25.4
Earnings before equity in (losses) earnings of unconsolidated affiliates	37.2	65.1	76.3	109.6
Equity in (losses) earnings of unconsolidated affiliates, net of tax	(5.0)	(26.0)	1.4	(20.4)
Net earnings	32.2	39.1	77.7	89.2
Net losses attributable to redeemable noncontrolling interests	7.5	—	16.1	—
Net earnings attributable to Black Knight	$39.7	$39.1	$93.8	$89.2

Net earnings per share attributable to Black Knight common shareholders:
Diluted	$0.25	$0.26	$0.60	$0.60
Weighted average shares of common stock outstanding:
Diluted	155.7	150.0	155.8	149.3

Segment Financial Results

Revenues

The following table sets forth revenues by segment for the periods presented (in millions):

	Three months ended				Six months ended
	June 30,		Variance		June 30,		Variance
	2021	2020	$	%	2021	2020	$	%
Software Solutions	$305.4	$245.1	$60.3	25%	$601.2	$489.8	$111.4	23%
Data and Analytics	55.9	48.2	7.7	16%	109.8	94.3	15.5	16%
Corporate and Other(1)	—	(0.2)	0.2	NM	—	(0.3)	0.3	NM
Total	$361.3	$293.1	$68.2	23%	$711.0	$583.8	$127.2	22%
(1)	Revenues for Corporate and Other represent deferred revenue purchase accounting adjustments recorded in accordance with GAAP.

Software Solutions

Revenues were $305.4 million in the three months ended June 30, 2021 compared to $245.1 million in the 2020 period, an increase of $60.3 million, or 25%. Our servicing software solutions revenues increased 13%, or $23.5 million, primarily driven by increased revenues from new and existing clients on MSP®, including higher usage-based revenues. Our origination software solutions revenues increased 61%, or $36.8 million, primarily driven by revenues of $37.3 million related to the Optimal Blue acquired business and revenues from new and existing clients, partially offset by higher software license revenues in the prior year quarter.

Revenues were $601.2 million in the six months ended June 30, 2021 compared to $489.8 million in the 2020 period, an increase of $111.4 million, or 23%. Our servicing software solutions revenues increased 8%, or $30.5 million, primarily driven by increased revenues from new and existing clients on MSP®, including higher usage-based revenues, and higher revenue per loan, partially offset by approximately $11 million of lower foreclosure-related revenues due to the foreclosure moratorium as part of the CARES Act. Our origination software solutions revenues increased 74%, or $80.9 million, primarily driven by revenues of $72.2 million related to the Optimal Blue acquired business, increased revenues from new and existing clients, higher professional services and higher origination volumes, partially offset by higher software license revenues in the prior year period and attrition.

Data and Analytics

Revenues were $55.9 million in the three months ended June 30, 2021 compared to $48.2 million in the 2020 period, an increase of $7.7 million, or 16%. The increase was primarily driven by strong sales execution across nearly all business lines, revenues from an acquired business and higher origination volumes.

Revenues were $109.8 million in the six months ended June 30, 2021 compared to $94.3 million in the 2020 period, an increase of $15.5 million, or 16%. The increase was primarily driven by strong sales execution across nearly all business lines, revenues from acquired businesses and higher origination volumes.

EBITDA and EBITDA margin

The following tables set forth EBITDA (in millions) and EBITDA margin by segment for the periods presented:

	Three months ended				Six months ended
	June 30,		Variance		June 30,		Variance
	2021	2020	$	%	2021	2020	$	%
Software Solutions	$174.8	$146.2	$28.6	20%	$345.7	$285.6	$60.1	21%
Data and Analytics	20.8	16.1	4.7	29%	40.5	30.7	9.8	32%

	Three months ended			Six months ended
	June 30,		Variance	June 30,		Variance
	2021	2020	Basis points	2021	2020	Basis points
Software Solutions	57.2%	59.6%	(240)	57.5%	58.3%	(80)
Data and Analytics	37.2%	33.4%	380	36.9%	32.6%	430

Software Solutions

EBITDA was $174.8 million in the three months ended June 30, 2021 compared to $146.2 million in the 2020 period, an increase of $28.6 million, or 20%, with an EBITDA margin of 57.2%, a decrease of 240 basis points from the 2020 period. The EBITDA margin decrease was primarily driven by revenue mix and increased investments in innovation and client support.

EBITDA was $345.7 million in the six months ended June 30, 2021 compared to $285.6 million in the 2020 period, an increase of $60.1 million, or 21%, with an EBITDA margin of 57.5%, a decrease of 80 basis points from the 2020 period. The EBITDA margin decrease was driven by revenue mix and increased investments in innovation and client support.

Data and Analytics

EBITDA was $20.8 million in the three months ended June 30, 2021 compared to $16.1 million in the 2020 period, an increase of $4.7 million, or 29%, with an EBITDA margin of 37.2%, an increase of 380 basis points from the 2020 period. The EBITDA margin increase was primarily driven by incremental margins on revenue growth.

EBITDA was $40.5 million in the six months ended June 30, 2021 compared to $30.7 million in the 2020 period, an increase of $9.8 million, or 32%, with an EBITDA margin of 36.9%, an increase of 430 basis points from the 2020 period. The EBITDA margin increase was primarily driven by incremental margins on revenue growth.

Consolidated Financial Results

Operating Expenses

The following table sets forth operating expenses by segment for the periods presented (in millions):

	Three months ended				Six months ended
	June 30,		Variance		June 30,		Variance
	2021	2020	$	%	2021	2020	$	%
Software Solutions	$130.6	$98.9	$31.7	32%	$255.5	$204.2	$51.3	25%
Data and Analytics	35.1	32.1	3.0	9%	69.3	63.6	5.7	9%
Corporate and Other(1)	31.3	24.5	6.8	28%	58.4	50.1	8.3	17%
Total	$197.0	$155.5	$41.5	27%	$383.2	$317.9	$65.3	21%
(1)	Operating expenses for Corporate and Other include equity-based compensation, including certain related payroll taxes, of $13.2 million and $9.5 million for the three months ended June 30, 2021 and 2020, respectively, and $23.7 million and $21.2 million for the six months ended June 30, 2021 and 2020, respectively.

The increase in Operating expenses in the three months ended June 30, 2021 compared to the 2020 period was primarily driven by the effect of prior year acquisitions, higher net personnel expense, including higher medical costs, and higher incentive bonus expense, including equity-based compensation.

The increase in Operating expenses in the six months ended June 30, 2021 compared to the 2020 period was primarily driven by the effect of prior year acquisitions, higher net personnel expense, including higher medical costs, higher incentive bonus expense, including equity-based compensation, and software subscription and maintenance costs, partially offset by lower travel related costs.

Depreciation and Amortization

The following table sets forth depreciation and amortization by segment for the periods presented (in millions):

	Three months ended				Six months ended
	June 30,		Variance		June 30,		Variance
	2021	2020	$	%	2021	2020	$	%
Software Solutions	$33.2	$30.2	$3.0	10%	$64.4	$60.5	$3.9	6%
Data and Analytics	3.7	3.8	(0.1)	(3)%	7.5	7.8	(0.3)	(4)%
Corporate and Other(1)	53.5	24.6	28.9	117%	106.3	48.0	58.3	121%
Total	$90.4	$58.6	$31.8	54%	$178.2	$116.3	$61.9	53%
(1)	Depreciation and amortization for Corporate and Other primarily represents net incremental depreciation and amortization adjustments associated with the application of purchase accounting recorded in accordance with GAAP.

The increase in Depreciation and amortization in the three months ended June 30, 2021 compared to the 2020 period is primarily related to the amortization of acquired intangible assets from acquisitions.

The increase in Depreciation and amortization in the six months ended June 30, 2021 compared to the 2020 period is primarily related to the amortization of acquired intangible assets from acquisitions.

Transition and Integration Costs

Transition and integration costs were $4.3 million in the three months ended June 30, 2021 compared to $2.5 million in the 2020 period. Transition and integration costs were $12.2 million in the six months ended June 30, 2021 compared to $4.9 million in the 2020 period. Transition and integration costs in the 2021 period primarily consisted of costs associated with acquisitions, including costs pursuant to purchase agreements. Transition and integration costs in the 2020 period primarily consisted of costs associated with acquisitions, including costs pursuant to purchase agreements, and expense reduction initiatives.

Interest Expense, Net

Interest expense, net was $20.9 million in the three months ended June 30, 2021 compared to $13.0 million in the 2020 period, an increase of $7.9 million, or 61%. The increase was primarily driven by our higher average outstanding debt balances primarily related to the Senior Notes. Interest expense, net was $41.2 million in the six months ended June 30, 2021 compared to $27.7 million in the 2020 period, an increase of $13.5 million, or 49%. The increase was primarily driven by our higher average outstanding debt balances primarily related to the Senior Notes, partially offset by lower interest rates.

Other (Expense) Income, Net

Other expense, net was $1.0 million in the three months ended June 30, 2021 compared to Other income, net of $18.8 million in the 2020 period. Other expense, net was $4.2 million in the six months ended June 30, 2021 compared to Other income, net of $18.0 million in the 2020 period. The 2021 amounts primarily related to the debt refinancing and legal fees. The 2020 amounts primarily related to a recognized gain of $18.5 million for the resolution of a legacy legal matter.

Income Tax Expense

Income tax expense was $10.5 million in the three months ended June 30, 2021 compared to $17.2 million in the 2020 period. Our effective tax rate was 22.0% in 2021 compared to 20.9% in 2020. For the three months ended June 30, 2021 and 2020, our effective tax rate includes the effect of tax benefits related to the vesting of restricted shares of the common stock and higher than expected research and experimentation tax credits. Refer to Note 10 — Income taxes in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated by reference into this Part I Item 2 for additional information.

Income tax expense was $15.7 million in the six months ended June 30, 2021 compared to $25.4 million in the 2020 period. Our effective tax rate was 17.1% in 2021 compared to 18.8% in 2020. For the six months ended June 30, 2021 and 2020, our effective tax rate includes the effect of tax benefits related to the vesting of restricted shares of the common stock and research and experimentation tax credits. Refer to Note 10 — Income taxes in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated by reference into this Part I Item 2 for additional information.

Equity in (Losses) Earnings of Unconsolidated Affiliates, Net of Tax

Equity in (losses) earnings of unconsolidated affiliates, net of tax consists of the following (in millions):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Equity in losses of unconsolidated affiliates, net of tax	$(5.0)	$(31.0)	$(8.5)	$(25.4)
Non-cash gain related to DNB's issuance of common stock, net of tax	—	—	9.9	—
Sale of an equity method investment, net of tax	—	5.0	—	5.0
Equity in (losses) earnings of unconsolidated affiliates, net of tax	$(5.0)	$(26.0)	$1.4	$(20.4)

Refer to Note 4 — Investments in Unconsolidated Affiliates in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated by reference into this Part I Item 2 for additional information.

Liquidity and Capital Resources

Cash Requirements

Our primary sources of liquidity are our existing cash balances, cash flows from operations and borrowings on our revolving credit facility. On March 10, 2021, we entered into an amended and restated credit agreement that extended the maturity of the facilities until 2026 and delayed mandatory term loan payments until 2022. Refer to Note 8 — Long-Term Debt in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information. As of June 30, 2021, we had cash of $88.7 million, debt principal of $2,257.0 million and available capacity of $902.0 million on our revolving credit facility.

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

The CARES Act allows us to defer payments of our share of social security taxes until December 31, 2021 and 2022. As of June 30, 2021, we have deferred $14.8 million of payments related to employer social security taxes.

DNB Investment

As of June 30, 2021, we own 54.8 million shares of DNB common stock. As of June 30, 2021, DNB’s closing share price was $21.37 and the fair value of our investment in DNB was $1,172.1 million before tax. Assuming a statutory tax rate of 25.3%, the estimated after-tax value of our investment in DNB is $1,000.2 million. Refer to Note 4 — Investments in Unconsolidated Affiliates in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information.

Cash Flows

The following table provides a summary of cash flows from operating, investing and financing activities for the periods presented (in millions):

	Six months ended June 30,
	2021	2020	Variance
Cash flows provided by operating activities	$199.2	$195.3	$3.9
Cash flows used in investing activities	(116.4)	(107.8)	(8.6)
Cash flows (used in) provided by financing activities	(28.8)	125.3	(154.1)
Net increase in cash and cash equivalents	$54.0	$212.8	$(158.8)

Operating Activities

The $3.9 million increase in cash provided by operating activities in the six months ended June 30, 2021 compared to the 2020 period is primarily related to higher earnings adjusted for non-cash amortization, partially offset by higher tax payments and interest payments related to Senior Notes.

Investing Activities

The $8.6 million increase in cash used in investing activities in the six months ended June 30, 2021 compared to the 2020 period is primarily related to the sale of an equity method investment in the prior year period.

Financing Activities

The $154.1 million increase in cash used in financing activities in the six months ended June 30, 2021 compared to the 2020 period is primarily related to share repurchases and higher net borrowings in 2021, partially offset by cash proceeds from our underwritten common stock offering in the prior-year period. See Note 8 — Long-Term Debt and Note 13 — Equity in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated by reference into this Part I Item 2.

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

There were no share repurchases during the three months ended June 30, 2021. A summary of share repurchases under our share repurchase program during the six months ended June 30, 2021 is as follows (in millions, except per share amounts):

			Shares remaining under repurchase
Total number of shares repurchased	Aggregate purchase price	Average price paid per share	authorization as of June 30, 2021
0.6	$46.7	$ 75.19	9.4

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

Our Senior Notes represent our fixed-rate long-term debt. Refer to Note 8  — Long-Term Debt in Item 1 of Part I of this Quarterly Report on Form 10-Q. The carrying value of our Senior Notes was $988.9 million as of June 30, 2021. The fair value of our Senior Notes was approximately $997.5 million as of June 30, 2021. The potential reduction in fair value of the Senior Notes from a hypothetical 10 percent increase in market interest rates would not be material to the overall fair value of the debt.

We enter into interest rate swap agreements to hedge forecasted monthly interest rate payments on our variable rate debt. We are exposed to interest rate risk on our variable rate debt obligations and related interest rate swaps. As of June 30, 2021, we had $1,248.0 million in long-term debt principal outstanding from our Facilities, all of which is variable rate debt, as described in Note 8  — Long-Term Debt in Item 1 of Part I of this Quarterly Report on Form 10-Q.

As of June 30, 2021, the Facilities represent our long-term debt obligations exposed to interest rate risk. We performed a sensitivity analysis on the principal amount of debt as of June 30, 2021, as well as the effect of our interest rate swaps. Further, in this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. An increase of 100 basis points in the applicable interest rate would cause an increase in interest expense of $8.6 million on an annual basis ($3.0 million including the effect of our current interest rate swaps). A decrease in the applicable interest rate to 0% would cause a decrease in interest expense of $3.5 million on an annual basis

($1.6 million including the effect of our current interest rate swaps) as the 1-week and 1-month LIBOR were approximately 0.09% and 0.10%, respectively, as of June 30, 2021.

As of June 30, 2021, we have the following interest rate swap agreements (collectively, the "Swap Agreements") (in millions):

Effective dates	Notional amount	Fixed rates
March 31, 2017 through March 31, 2022	$200.0	2.08%
September 29, 2017 through September 30, 2021	$200.0	1.69%
April 30, 2018 through April 30, 2023	$250.0	2.61%
January 31, 2019 through January 31, 2023	$300.0	2.65%

Under the terms of the Swap Agreements, we receive payments based on the 1-month LIBOR rate (approximately 0.10% as of June 30, 2021).

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2021, under the supervision and with the participation of our Chief Executive Officer ("CEO") and Executive Vice President and Chief Financial Officer ("CFO"), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

Based on that evaluation, our CEO and CFO concluded that as of June 30, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit with the SEC are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2021 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

Exhibit
No.	Description
10.1	Form of Notice of Restricted Stock and Restricted Stock Award Agreement (Directors) under Black Knight, Inc. Amended and Restated 2015 Omnibus Incentive Plan (1)
10.2	Form of Notice of Restricted Stock Unit and Restricted Stock Unit Award Agreement (Directors) under Black Knight, Inc. Amended and Restated 2015 Omnibus Incentive Plan (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
104	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101

(1)	A management or compensatory plan or arrangement required to be filled as an exhibit to this report pursuant to Item 601(b)(10)(iii) of Regulation S-K.
*	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK KNIGHT, INC.
(registrant)

Date: August 5, 2021	By:	/s/ Kirk T. Larsen
Kirk T. Larsen
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 5, 2021	By:	/s/ Michele M. Meyers
Michele M. Meyers
Chief Accounting Officer and Treasurer
(Principal Accounting Officer)