Form 10-Q
period 2021-09-30
Black Knight, Inc.
filed 2021-11-08
CIK 1627014

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-37394

Black Knight, Inc.

______________________________________________________________________________________________________________________________________________________

(Exact name of registrant as specified in its charter)

Delaware	81-5265638
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
601 Riverside Avenue, Jacksoville, Florida	32204
(Address of principal executive offices)	(Zip Code)

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

There were 155,310,115 shares outstanding of the Registrant’s common stock as of November 5, 2021.

FORM 10-Q

QUARTERLY REPORT

Quarter Ended September 30, 2021

Page
Part I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
A. Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2021 and December 31, 2020	1
B. Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited) for the three and nine months ended September 30, 2021 and 2020	2
C. Condensed Consolidated Statements of Equity (Unaudited) for the three and nine months ended September 30, 2021 and 2020	3
D. Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2021 and 2020	5
E. Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3. Quantitative and Qualitative Disclosure About Market Risk	37
Item 4. Controls and Procedures	38
Part II: OTHER INFORMATION	39
Item 1. Legal Proceedings	39
Item 1A. Risk Factors	39
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3. Defaults Upon Senior Securities	39
Item 4. Mine Safety Disclosures	39
Item 5. Other Information	39
Item 6. Exhibits	40

i

Part I: FINANCIAL INFORMATION

Item 1.Condensed Consolidated Financial Statements (Unaudited)

BLACK KNIGHT, INC.

Condensed Consolidated Balance Sheets

(In millions)

(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$78.1	$34.7
Trade receivables, net	186.2	182.2
Prepaid expenses and other current assets	88.6	70.4
Total current assets	352.9	287.3
Property and equipment, net	153.9	163.1
Computer software, net	512.3	498.3
Other intangible assets, net	652.8	692.3
Goodwill	3,815.7	3,613.4
Investments in unconsolidated affiliates	475.2	470.5
Deferred contract costs, net	183.7	172.3
Other non-current assets	220.6	193.3
Total assets	$6,367.1	$6,090.5
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable and other accrued liabilities	$79.9	$88.1
Accrued compensation and benefits	92.8	79.3
Current portion of debt	26.2	73.0
Deferred revenues	62.3	50.9
Total current liabilities	261.2	291.3
Deferred revenues	79.1	92.7
Deferred income taxes	290.7	284.0
Long-term debt, net of current portion	2,449.8	2,121.9
Other non-current liabilities	86.2	94.9
Total liabilities	3,167.0	2,884.8
Commitments and contingencies (Note 13)
Redeemable noncontrolling interests	947.1	578.0
Equity:
Common stock; $0.0001 par value; 550,000,000 shares authorized; 160,040,598 shares issued and 155,298,522 shares outstanding as of September 30, 2021, and 160,085,413 shares issued and 157,014,712 shares outstanding as of December 31, 2020	—	—
Preferred stock; $0.0001 par value; 25,000,000 shares authorized; issued and outstanding, none as of September 30, 2021 and December 31, 2020	—	—
Additional paid-in capital	1,653.2	2,053.7
Retained earnings	906.6	757.4
Accumulated other comprehensive loss	(31.7)	(38.8)
Treasury stock, at cost, 4,742,076 shares as of September 30, 2021 and 3,070,701 shares as of December 31, 2020	(275.1)	(144.6)
Total shareholders’ equity	2,253.0	2,627.7
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$6,367.1	$6,090.5

See Notes to Condensed Consolidated Financial Statements (Unaudited).

BLACK KNIGHT, INC.

Condensed Consolidated Statements of Earnings and Comprehensive Earnings

(In millions, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenues	$378.0	$312.6	$1,089.0	$896.4
Expenses:
Operating expenses	203.0	167.2	586.2	485.1
Depreciation and amortization	93.6	64.0	271.8	180.3
Transition and integration costs	(1.3)	21.9	10.9	26.8
Total expenses	295.3	253.1	868.9	692.2
Operating income	82.7	59.5	220.1	204.2
Other income and expense:
Interest expense, net	(21.6)	(14.7)	(62.8)	(42.4)
Other (expense) income, net	(1.1)	(0.9)	(5.3)	17.1
Total other expense, net	(22.7)	(15.6)	(68.1)	(25.3)
Earnings before income taxes and equity in earnings of unconsolidated affiliates	60.0	43.9	152.0	178.9
Income tax expense	15.3	15.9	31.0	41.3
Earnings before equity in earnings of unconsolidated affiliates	44.7	28.0	121.0	137.6
Equity in earnings of unconsolidated affiliates, net of tax	1.6	86.6	3.0	66.2
Net earnings	46.3	114.6	124.0	203.8
Net losses attributable to redeemable noncontrolling interests	7.1	13.2	23.2	13.2
Net earnings attributable to Black Knight	$53.4	$127.8	$147.2	$217.0
Other comprehensive earnings (loss):
Unrealized holding (losses) gains, net of tax(1)	(0.2)	0.1	0.1	(24.1)
Reclassification adjustments for losses included in net earnings, net of tax(2)	4.0	3.9	11.9	8.3
Total unrealized gains (losses) on interest rate swaps, net of tax	3.8	4.0	12.0	(15.8)
Foreign currency translation adjustment, net of tax (3)	—	0.1	(0.4)	(0.1)
Unrealized (losses) gains on investments in unconsolidated affiliates(4)	(2.9)	4.7	(4.5)	3.0
Other comprehensive earnings (loss)	0.9	8.8	7.1	(12.9)
Comprehensive earnings	47.2	123.4	131.1	190.9
Net losses attributable to redeemable noncontrolling interests	7.1	13.2	23.2	13.2
Comprehensive earnings attributable to Black Knight	$54.3	$136.6	$154.3	$204.1
Net earnings per share attributable to Black Knight common shareholders:
Basic	$0.34	$0.82	$0.95	$1.44
Diluted	$0.34	$0.82	$0.94	$1.43
Weighted average shares of common stock outstanding (see Note 5):
Basic	155.2	155.4	155.4	150.9
Diluted	156.2	156.3	155.9	151.7
(1)	Net of income tax benefit of $0.1 million and income tax expense of less than $0.1 million for the three and nine months ended September 30, 2021, respectively, and income tax expense of less than $0.1 million and income tax benefit of $8.2 million for the three and nine months ended September 30, 2020, respectively.
(2)	Amounts reclassified to net earnings relate to losses on interest rate swaps and are included in Interest expense, net above. Amounts are net of income tax benefit of $1.3 million and $4.0 million for the three and nine months ended September 30, 2021, respectively, and $1.3 million and $2.8 million for the three and nine months ended September 30, 2020, respectively.
(3)	Net of income tax benefit of less than $0.1 million for the nine months ended September 30, 2021 and income tax expense of less than $0.1 million and income tax benefit of less than $0.1 million for the three and nine months ended September 30, 2020, respectively.
(4)	Net of income tax benefit of $1.0 million and $1.5 million for the three and nine months ended September 30, 2021, respectively, and income tax expense of $1.6 million and $1.0 million for the three and nine months ended September 30, 2020, respectively.

See Notes to Condensed Consolidated Financial Statements (Unaudited).

BLACK KNIGHT, INC.

Condensed Consolidated Statements of Equity

(In millions)

(Unaudited)

	Three months ended September 30, 2021
					Accumulated
			Additional		other			Total	Redeemable
	Common stock		paid-in	Retained	comprehensive	Treasury stock		shareholders’	noncontrolling
	Shares	$	capital	earnings	loss	Shares	$	equity	interests
Balance, June 30, 2021	160.0	$—	$2,021.0	$852.4	$(32.6)	3.4	$(176.6)	$2,664.2	$578.0
Fair value adjustment to redeemable noncontrolling interests in Optimal Blue Holdco, LLC	—	—	(376.2)	—	—	—	—	(376.2)	376.2
Grant of restricted shares of common stock	—	—	(2.6)	—	—	(0.1)	2.6	—	—
Forfeitures of restricted shares of common stock	—	—	1.1	—	—	—	(1.1)	—	—
Equity-based compensation expense	—	—	9.9	—	—	—	—	9.9	—
Net earnings (losses)	—	—	—	53.4	—	—	—	53.4	(7.1)
Equity-based compensation expense of unconsolidated affiliates	—	—	—	0.8	—	—	—	0.8	—
Purchases of treasury stock	—	—	—	—	—	1.4	(100.0)	(100.0)	—
Unrealized gains on interest rate swaps, net	—	—	—	—	3.8	—	—	3.8	—
Other comprehensive loss on investments in unconsolidated affiliates	—	—	—	—	(2.9)	—	—	(2.9)	—
Balance, September 30, 2021	160.0	$—	$1,653.2	$906.6	$(31.7)	4.7	$(275.1)	$2,253.0	$947.1

	Three months ended September 30, 2020
					Accumulated
			Additional		other			Total	Redeemable
	Common stock		paid-in	Retained	comprehensive	Treasury stock		shareholders’	noncontrolling
	Shares	$	capital	earnings	loss	Shares	$	equity	interests
Balance June 30, 2020	160.1	$—	$2,055.9	$582.3	$(41.9)	3.0	$(143.1)	$2,453.2	$—
Grant of restricted shares of common stock	—	—	(0.2)	—	—	—	0.2	—	—
Forfeitures of restricted shares of common stock	—	—	0.2	—	—	—	(0.2)	—	—
Tax withholding payments for restricted share vesting	—	—	(1.2)	—	—	—	—	(1.2)	—
Vesting of restricted shares granted from treasury stock	—	—	0.8	—	—	0.1	(0.8)	—	—
Equity-based compensation expense	—	—	9.2	—	—	—	—	9.2	—
Contributions received for redeemable noncontrolling interests in Optimal Blue Holdco, LLC	—	—	—	—	—	—	—	—	578.0
Fair value adjustment to redeemable noncontrolling interests in Optimal Blue Holdco, LLC	—	—	(13.2)	—	—	—	—	(13.2)	13.2
Deferred income taxes recognized related to the contribution of Compass Analytics to Optimal Blue Holdco, LLC	—	—	(1.9)	—	—	—	—	(1.9)	—
Net earnings (losses)	—	—	—	127.8	—	—	—	127.8	(13.2)
Equity-based compensation expense of unconsolidated affiliates	—	—	—	(0.4)	—	—	—	(0.4)	—
Foreign currency translation adjustment	—	—	—	—	0.1	—	—	0.1	—
Unrealized gains on interest rate swaps, net	—	—	—	—	4.0	—	—	4.0	—
Other comprehensive gains on investments in unconsolidated affiliates	—	—	—	—	4.7	—	—	4.7	—
Balance, September 30, 2020	160.1	$—	$2,049.6	$709.7	$(33.1)	3.1	$(143.9)	$2,582.3	$578.0

See Notes to Condensed Consolidated Financial Statements (Unaudited).

BLACK KNIGHT, INC.

Condensed Consolidated Statements of Equity (Continued)

(In millions)

(Unaudited)

	Nine months ended September 30, 2021
					Accumulated
			Additional		other			Total	Redeemable
	Common stock		paid-in	Retained	comprehensive	Treasury stock		shareholders’	noncontrolling
	Shares	$	capital	earnings	loss	Shares	$	equity	interests
Balance, December 31, 2020	160.1	$—	$2,053.7	$757.4	$(38.8)	3.1	$(144.6)	$2,627.7	$578.0
Fair value adjustment to redeemable noncontrolling interests in Optimal Blue Holdco, LLC	—	—	(392.3)	—	—	—	—	(392.3)	392.3
Grant of restricted shares of common stock	—	—	(29.2)	—	—	(0.6)	29.2	—	—
Forfeitures of restricted shares of common stock	—	—	1.6	—	—	—	(1.6)	—	—
Tax withholding payments for restricted share vesting	(0.1)	—	(24.4)	—	—	—	—	(24.4)	—
Vesting of restricted shares granted from treasury stock	—	—	11.4	—	—	0.2	(11.4)	—	—
Equity-based compensation expense	—	—	32.4	—	—	—	—	32.4	—
Net earnings (losses)	—	—	—	147.2	—	—	—	147.2	(23.2)
Equity-based compensation expense of unconsolidated affiliates	—	—	—	2.0	—	—	—	2.0	—
Purchases of treasury stock	—	—	—	—	—	2.0	(146.7)	(146.7)	—
Foreign currency translation adjustment	—	—	—	—	(0.4)	—	—	(0.4)	—
Unrealized gains on interest rate swaps, net	—	—	—	—	12.0	—	—	12.0	—
Other comprehensive loss on investments in unconsolidated affiliates	—	—	—	—	(4.5)	—	—	(4.5)	—
Balance, September 30, 2021	160.0	$—	$1,653.2	$906.6	$(31.7)	4.7	$(275.1)	$2,253.0	$947.1

	Nine months ended September 30, 2020
					Accumulated
			Additional		other			Total	Redeemable
	Common stock		paid-in	Retained	comprehensive	Treasury stock		shareholders’	noncontrolling
	Shares	$	capital	earnings	loss	Shares	$	equity	interests
Balance December 31, 2019	153.1	$—	$1,586.8	$490.6	$(20.2)	3.4	$(158.7)	$1,898.5	$—
Effect of CECL adoption	—	—	—	(1.1)	—	—	—	(1.1)	—
Adjusted balance at January 1, 2020	153.1	—	1,586.8	489.5	(20.2)	3.4	(158.7)	1,897.4	—
Issuance of common stock, net of underwriters' discount and issuance costs	7.1	—	484.2	—	—	—	—	484.2	—
Grant of restricted shares of common stock	—	—	(24.8)	—	—	(0.5)	24.8	—	—
Forfeitures of restricted shares of common stock	—	—	0.5	—	—	—	(0.5)	—	—
Tax withholding payments for restricted share vesting	(0.1)	—	(20.9)	—	—	—	—	(20.9)	—
Vesting of restricted shares granted from treasury stock	—	—	9.5	—	—	0.2	(9.5)	—	—
Equity-based compensation expense	—	—	29.4	—	—	—	—	29.4	—
Contributions received for redeemable noncontrolling interests in Optimal Blue Holdco, LLC	—	—	—	—	—	—	—	—	578.0
Fair value adjustment to redeemable noncontrolling interests in Optimal Blue Holdco, LLC	—	—	(13.2)	—	—	—	—	(13.2)	13.2
Deferred income taxes recognized related to the contribution of Compass Analytics to Optimal Blue Holdco, LLC	—	—	(1.9)	—	—	—	—	(1.9)	—
Net earnings (losses)	—	—	—	217.0	—	—	—	217.0	(13.2)
Equity-based compensation expense of unconsolidated affiliates	—	—	—	3.2	—	—	—	3.2	—
Foreign currency translation adjustment	—	—	—	—	(0.1)	—	—	(0.1)	—
Unrealized losses on interest rate swaps, net	—	—	—	—	(15.8)	—	—	(15.8)	—
Other comprehensive gains on investments in unconsolidated affiliates	—	—	—	—	3.0	—	—	3.0	—
Balance, September 30, 2020	160.1	$—	$2,049.6	$709.7	$(33.1)	3.1	$(143.9)	$2,582.3	$578.0

See Notes to Condensed Consolidated Financial Statements (Unaudited).

BLACK KNIGHT, INC.

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Nine months ended September 30,
	2021	2020
Cash flows from operating activities:
Net earnings	$124.0	$203.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	271.8	180.3
Amortization of debt issuance costs and original issue discount	2.9	2.4
Loss on extinguishment of debt	2.5	—
Deferred income taxes, net	(6.0)	(0.9)
Equity in earnings of unconsolidated affiliates, net of tax	(3.0)	(66.2)
Equity-based compensation	32.4	29.4
Changes in assets and liabilities, net of acquired assets and liabilities:
Trade receivables, including receivables from related parties	—	(5.2)
Prepaid expenses and other assets	(43.4)	(12.5)
Deferred contract costs	(36.6)	(36.9)
Deferred revenues	(6.5)	(17.0)
Trade accounts payable and other liabilities	(6.7)	(11.3)
Net cash provided by operating activities	331.4	265.9
Cash flows from investing activities:
Additions to property and equipment	(17.8)	(19.5)
Additions to computer software	(65.9)	(63.2)
Business acquisitions, net of cash acquired	(302.5)	(1,869.2)
Investment in Dun & Bradstreet Holdings, Inc. ("DNB")	—	(100.0)
Asset acquisitions	(10.0)	(15.0)
Other investing activities	(1.2)	8.4
Net cash used in investing activities	(397.4)	(2,058.5)
Cash flows from financing activities:
Net proceeds from issuance of common stock, before offering expenses	—	484.6
Costs directly associated with issuance of common stock	—	(0.4)
Issuance of senior unsecured notes, net of original issue discount	—	990.0
Revolver borrowings	613.9	574.6
Revolver payments	(324.6)	(746.6)
Term loan borrowings	1.6	—
Term loan payments	—	(39.1)
Contributions received for redeemable noncontrolling interests	—	578.0
Purchases of treasury stock	(146.7)	—
Tax withholding payments for restricted share vesting	(24.4)	(20.9)
Finance lease payments	(2.8)	(9.4)
Debt issuance costs paid	(7.6)	(2.4)
Net cash provided by financing activities	109.4	1,808.4
Net increase in cash and cash equivalents	43.4	15.8
Cash and cash equivalents, beginning of period	34.7	15.4
Cash and cash equivalents, end of period	$78.1	$31.2
Supplemental cash flow information:
Interest paid, net	$(69.7)	$(36.4)
Income taxes paid, net	$(42.6)	$(48.1)

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

Optimal Blue Holdco, LLC (“Optimal Blue Holdco”), a non-wholly owned subsidiary, is considered a VIE. We are the primary beneficiary of Optimal Blue Holdco through our controlling interest and our rights established in the Second Amended and Restated Limited Liability Company Agreement of Optimal Blue Holdco dated November 24, 2020 (the “OB Holdco LLC Agreement”). As such, we control Optimal Blue Holdco and its subsidiaries and consolidate its financial position and results of operations. As of September 30, 2021 and December 31, 2020, we own 60% of Optimal Blue Holdco. Redeemable noncontrolling interests represent the collective 40% equity interest in Optimal Blue Holdco owned by Cannae Holdings, LLC ("Cannae") and affiliates of Thomas H. Lee Partners, L.P. ("THL"). As these redeemable noncontrolling interests provide for redemption features not solely within our control, they are presented outside of shareholders' equity.

Reporting Segments

We conduct our operations through two reporting segments: (1) Software Solutions and (2) Data and Analytics. See further discussion in Note 16 — Segment Information.

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Reclassifications

Certain reclassifications have been made to the prior year amounts to conform to the classifications used in 2021. Certain receivables previously included in Trade and other receivables, including receivables from related parties on our Condensed Consolidated Statements of Cash Flows (Unaudited) are now included in Prepaid expenses and other assets. We also reclassified certain deferred compensation plan assets and liabilities between Prepaid expenses and other assets and Trade accounts payable and other liabilities on our Condensed Consolidated Statements of Cash Flows (Unaudited).

(2)Condensed Consolidated Financial Statement Details

Cash and Cash Equivalents

Cash and cash equivalents are unrestricted and include the following (in millions):

	September 30, 2021	December 31, 2020
Cash	$28.3	$27.1
Cash equivalents	49.8	7.6
Cash and cash equivalents	$78.1	$34.7

Trade Receivables, Net

A summary of Trade receivables, net of allowance for credit losses is as follows (in millions):

	September 30, 2021	December 31, 2020
Trade receivables — billed	$139.9	$136.4
Trade receivables — unbilled	49.1	47.9
Trade receivables	189.0	184.3
Allowance for credit losses	(2.8)	(2.1)
Trade receivables, net	$186.2	$182.2

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in millions):

	September 30, 2021	December 31, 2020
Prepaid expenses	$48.7	$39.7
Contract assets, net	23.3	20.9
Income tax receivables	7.8	2.1
Other current assets	8.8	7.7
Prepaid expenses and other current assets	$88.6	$70.4

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Other Non-Current Assets

Other non-current assets consist of the following (in millions):

	September 30, 2021	December 31, 2020
Contract assets, net	$69.4	$56.5
Property records database	60.6	60.5
Right-of-use assets(1)	33.9	41.1
Deferred compensation plan related assets	24.9	19.5
Contract credits	23.1	5.0
Prepaid expenses	5.6	4.9
Other	3.1	5.8
Other non-current assets	$220.6	$193.3
(1)	Includes non-cash additions for right-of-use assets obtained in exchange for lease liabilities of $1.4 million and $4.9 million for the nine months ended September 30, 2021 and 2020, respectively.

Trade Accounts Payable and Other Accrued Liabilities

Trade accounts payable and other accrued liabilities consist of the following (in millions):

	September 30, 2021	December 31, 2020
Income taxes payable	$12.0	$13.6
Lease liabilities, current	9.6	13.5
Trade accounts payable	9.2	8.9
Other taxes payable and accrued	6.2	10.7
Accrued client liabilities	4.8	6.4
Accrued interest	3.1	12.8
Other	35.0	22.2
Trade accounts payable and accrued liabilities	$79.9	$88.1

Deferred Revenues

During the three months ended September 30, 2021 and 2020, revenues recognized related to the amount included in the Deferred revenues balance at the beginning of each year were $10.3 million and $11.6 million, respectively, and $40.1 million and $39.9 million during the nine months ended September 30, 2021 and 2020, respectively.

Depreciation and Amortization

Depreciation and amortization includes the following (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Other intangible assets	$41.7	$17.9	$119.6	$44.3
Computer software	33.4	27.5	96.7	79.7
Property and equipment	10.1	9.8	30.3	29.9
Deferred contract costs	8.4	8.8	25.2	26.4
Total	$93.6	$64.0	$271.8	$180.3

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

On July 7, 2021, we completed the acquisition of 100% of the equity interests in TOMN Holdings, Inc. and its subsidiaries (“Top of Mind”), which is reported within our Software Solutions segment. Top of Mind is the developer of SurefireSM, a leading customer relationship management and marketing automation system for the mortgage industry.

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

The following table summarizes the total purchase price consideration and the fair value amounts recognized for the assets acquired and liabilities assumed (in millions):

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

	2021	2020
	Acquisitions(2)	Optimal Blue(3)
Cash paid	$307.5	$1,828.3
Contingent consideration(1)	4.4	—
Less: cash acquired	(5.0)	(29.3)
Total consideration, net	$306.9	$1,799.0

Trade receivables	$2.9	$11.3
Computer software	34.8	79.7
Other intangible assets	80.1	610.8
Goodwill	210.4	1,197.9
Other current and non-current assets	1.4	13.5
Total assets acquired	329.6	1,913.2
Deferred income taxes	16.3	93.5
Current and other non-current liabilities	6.4	20.7
Total liabilities assumed	22.7	114.2
Net assets acquired	$306.9	$1,799.0
(1)	The estimated contingent consideration is to be paid in cash based on NexSpring revenues recognized over the three-year period subsequent to the acquisition. Refer to Note 11 – Fair Value Measurement for additional information.
(2)	Includes the NexSpring, eMBS and Top of Mind acquisitions. These estimates are preliminary and subject to adjustments as we complete our valuation process with respect to certain acquired assets, including Computer software, Other intangible assets, including client relationship assets, and Goodwill and certain assumed liabilities, including estimated liabilities for pre-acquisition tax exposure, and contingent consideration. During the three and nine months ended September 30, 2021, we recorded a measurement period adjustment of $0.6 million for certain pre-acquisition tax assets and liabilities related to the eMBS acquisition.
(3)	During the nine months ended September 30, 2021, we recorded a measurement period adjustment of $8.1 million primarily reducing deferred income taxes for certain book and tax basis differences as we completed the tax return filings for the pre-acquisition period.

For the three and nine months ended September 30, 2021, we incurred transaction costs of $2.9 million and $3.8 million, respectively, related to our 2021 acquisitions. Transaction costs are included in Transition and integration costs on the Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited).

The preliminary amounts assigned to intangible assets by type for our 2021 acquisitions are summarized in the table below (in millions):

		Weighted average
	Gross	estimated life
	carrying value	(in years)
Computer software	$34.8	5
Other intangible assets:
Client relationships	76.3	10
Trade names	2.5	5
Non-compete agreements	1.3	3
Other intangible assets	80.1
Total gross carrying value	$114.9

(4)Investments in Unconsolidated Affiliates

DNB is a global leader in commercial data and analytics that provides various services helping companies improve their operational performance. On July 6, 2020, DNB, previously a wholly-owned subsidiary of Star Parent, L.P., a Delaware limited partnership (“Star Parent”), closed its initial public offering (the “DNB IPO”) and concurrent private placement (the “DNB Private Placement”). In connection with the DNB IPO and DNB Private Placement, our limited partner interests in Star Parent were exchanged for 54.8 million shares of DNB common stock, which represented ownership of 13.0% of DNB.

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

As of September 30, 2021, we have invested an aggregate of $492.6 million in DNB. As of September 30, 2021, DNB’s closing share price was $16.81, and the fair value of our investment in DNB was $922.0 million before tax.

Summarized consolidated financial information for DNB is presented below (in millions):

	September 30, 2021	December 31, 2020
Current assets	$649.0	$874.4
Non-current assets	9,098.3	8,345.9
Total assets	$9,747.3	$9,220.3

Current liabilities, including short-term debt	$919.6	$828.1
Non-current liabilities	5,182.4	4,808.3
Total liabilities	6,102.0	5,636.4
Total equity	3,645.3	3,583.9
Total liabilities and shareholders' equity	$9,747.3	$9,220.3

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenues	$541.9	$444.4	$1,567.3	$1,258.8
Income (loss) before provision for income taxes and equity in net income of affiliates	14.7	(24.0)	(27.5)	(227.6)
Net income (loss)	18.2	(14.3)	(55.9)	(114.7)
Net income (loss) attributable to DNB	16.6	(16.3)	(60.1)	(182.4)

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

Equity in earnings of unconsolidated affiliates, net of tax consists of the following (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Equity in earnings (losses) of unconsolidated affiliates, net of tax	$1.6	$(1.6)	$(6.9)	$(27.0)
Non-cash gain related to DNB's issuance of common stock, net of tax	—	88.2	9.9	88.2
Sale of an equity method investment, net of tax	—	—	—	5.0
Equity in earnings of unconsolidated affiliates, net of tax	$1.6	$86.6	$3.0	$66.2

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

(5)Earnings Per Share

Diluted net earnings per share includes the effect of unvested restricted stock awards, restricted stock unit awards (“RSUs”) and Optimal Blue Holdco profits interests units (“OB PIUs”). The following table sets forth the computation of basic and diluted net earnings per share (in millions, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Basic:
Net earnings attributable to Black Knight	$53.4	$127.8	$147.2	$217.0
Shares used for basic net earnings per share:
Weighted average shares of common stock outstanding	155.2	155.4	155.4	150.9
Basic net earnings per share	$0.34	$0.82	$0.95	$1.44

Diluted:
Net earnings attributable to Black Knight	$53.4	$127.8	$147.2	$217.0
Shares used for diluted net earnings per share:
Weighted average shares of common stock outstanding	155.2	155.4	155.4	150.9
Dilutive effect of unvested restricted shares of common stock and OB PIUs	1.0	0.9	0.5	0.8
Weighted average shares of common stock, diluted	156.2	156.3	155.9	151.7
Diluted net earnings per share	$0.34	$0.82	$0.94	$1.43

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

In June 2021, we entered into a five-year agreement with DNB to provide them with certain products and data over the term of the agreement, as well as professional services, for an aggregate fee of approximately $34 million over the term of the agreement. As of September 30, 2021, related party deferred revenues were $8.8 million and are included in Deferred revenues (current) in our Condensed Consolidated Balance Sheets (Unaudited). During the three and nine months ended September 30, 2021, revenues from related parties of $1.6 million are included in our Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited).

In June 2021, we also entered into an agreement with DNB for access to certain of their data assets for an aggregate fee of approximately $24 million over the term of the agreement. In addition, we will jointly market certain solutions and data. Related party prepaid fees were $3.4 million as of September 30, 2021, which are included in Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets (Unaudited). During the three and nine months ended September 30, 2021, expenses from related parties of $1.1 million are included in Operating expenses in our Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited).

In 2020, we entered into a services agreement with DNB. The agreement is cancellable upon mutual agreement. Pursuant to the agreement, we provide DNB certain support services in exchange for fees in an amount of our cost plus a 10% markup. During the nine months ended September 30, 2021, the services provided were $0.1 million.

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Trasimene

Prior to June 16, 2021, Trasimene Capital Management, LLC ("Trasimene") was considered a related party because the former Chairman of our Board of Directors (the “Board”) owns a controlling interest in Trasimene. As of June 16, 2021, our former Chairman retired from the Board, and Trasimene is no longer considered a related party. During the period January 1, 2021 through June 16, 2021, we recognized $0.5 million in fees to Trasimene for assistance with acquisitions, which are included in Transition and integration costs in our Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited).

(7)Computer Software

Computer software, net consists of the following (in millions):

	September 30, 2021	December 31, 2020
Internally developed software	$1,104.8	$998.5
Purchased software	94.1	89.8
Computer software	1,198.9	1,088.3
Accumulated amortization	(686.6)	(590.0)
Computer software, net	$512.3	$498.3

Internally developed software and purchased software include assets acquired through business acquisitions. Refer to Note 3 – Business Acquisitions.

(8)Other Intangible Assets

Other intangible assets consist of the following (in millions):

	September 30, 2021			December 31, 2020
	Gross carrying	Accumulated	Net carrying	Gross carrying	Accumulated	Net carrying
	amount	amortization	amount	amount	amortization	amount
Client relationships	$1,282.2	$(642.3)	$639.9	$1,206.0	$(525.9)	$680.1
Other	23.0	(10.1)	12.9	19.2	(7.0)	12.2
Total intangible assets	$1,305.2	$(652.4)	$652.8	$1,225.2	$(532.9)	$692.3

Client relationships and other intangible assets include assets acquired through business acquisitions. Refer to Note 3 – Business Acquisitions.

(9)Goodwill

Goodwill consists of the following (in millions):

	Software	Data and
	Solutions	Analytics	Total
Balance, December 31, 2020	$3,415.8	$197.6	$3,613.4
Top of Mind acquisition (Note 3)	174.9	—	174.9
NexSpring acquisition (Note 3)	18.2	—	18.2
eMBS acquisition (Note 3)	—	17.3	17.3
Optimal Blue acquisition (Note 3)	(8.1)	—	(8.1)
Balance, September 30, 2021	$3,600.8	$214.9	$3,815.7

The increases in Goodwill related to our NexSpring and eMBS acquisitions and a portion of the increase related to our Top of Mind acquisition are deductible for tax purposes. The decrease in Goodwill related to a measurement period adjustment for deferred income taxes related to the acquisition of Optimal Blue. Refer to Note 3 – Business Acquisitions.

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

(10)Long-Term Debt

Long-term debt consists of the following (in millions):

	September 30, 2021	December 31, 2020
Term A Loan	$1,150.0	$1,148.4
Revolving Credit Facility	337.0	47.7
Senior Notes	1,000.0	1,000.0
Other	9.7	17.6
Total long-term debt principal	2,496.7	2,213.7
Less: current portion of long-term debt	(26.2)	(73.0)
Long-term debt before debt issuance costs and discount	2,470.5	2,140.7
Less: debt issuance costs and discount	(20.7)	(18.8)
Long-term debt, net of current portion	$2,449.8	$2,121.9

As of September 30, 2021, principal maturities, including payments related to our finance leases, are as follows (in millions):

2021	$0.8
2022	32.7
2023	33.7
2024	57.5
2025	57.5
Thereafter	2,314.5
Total	$2,496.7

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

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

As of September 30, 2021, the interest rate for the Facilities was based on the Eurodollar rate plus a margin of 150 basis points and was approximately 1.6%. As of September 30, 2021, we had $663.0 million capacity on the Revolving Credit Facility, and the unused commitment fee was 20 basis points.

The Facilities are guaranteed by BKIS’s wholly-owned domestic restricted subsidiaries, as defined by the 2021 Credit Agreement, and BKFS, and are secured by associated collateral agreements that pledge a lien on the majority of BKIS’s assets and the assets of the guarantors, in each case, subject to customary exceptions.

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

As a result of the refinancing, we recognized $2.5 million of expense during the nine months ended September 30, 2021 in Other expense, net on the Condensed Consolidated Statement of Earnings and Comprehensive Earnings (Unaudited).

Senior Notes

On August 26, 2020, BKIS completed the issuance and sale of $1.0 billion aggregate principal amount of 3.625% senior unsecured notes due 2028 (the "Senior Notes"). The Senior Notes have a coupon rate of 3.625% and mature on September 1, 2028. Interest is paid semi-annually in arrears on September 1 and March 1 of each year, and commenced on March 1, 2021. The obligations under the Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis by the same guarantors that guarantee the 2021 Credit Agreement (collectively, the “Guarantors”). The Senior Notes are effectively subordinated to any obligations that are secured, including obligations under the 2021 Credit Agreement, to the extent of the value of the assets securing those obligations. The Senior Notes are structurally subordinated to all liabilities of BKIS’ subsidiaries that do not guarantee the Senior Notes.

Other Debt

On April 1, 2018, we entered into a financing agreement for $32.9 million, with a stated interest rate of 0% and an imputed interest rate of 3.4%, primarily related to certain data processing and maintenance services. On December 31, 2019, we entered into an amendment to the financing agreement for an additional $16.3 million, with a stated interest rate of 0% and an imputed interest rate of 3.3%. Under the terms of the amendment, quarterly payments are due beginning January 2, 2020 through January 2, 2023. On July 30, 2021, we entered into a financing agreement for $2.3 milion, with a stated interest rate of 0% and an imputed interest rate of 1.6%, primarily related to certain data processing and maintenance services. Under the terms of the financing agreement, annual payments are due beginning September 1, 2021 through September 1, 2023. As of September 30, 2021 and December 31, 2020, $3.1 million and $9.5 million, respectively, are included in Current portion of debt and $4.8 million and $6.4 million, respectively, are included in Long-term debt, net of current portion in our Condensed Consolidated Balance Sheets (Unaudited).

Finance Leases

On December 31, 2019, we entered into one-year finance lease agreements, with a stated interest rate of 0%, an imputed interest rate of 3.3% and bargain purchase options for certain computer equipment. On March 31, 2021, we entered into one-year finance lease agreements, with a stated interest rate of 0%, an imputed interest rate of 1.6% and bargain purchase options for certain computer equipment. The leased equipment has a useful life of five years and is depreciated on a straight-line basis. The finance lease liabilities of $1.6 million and $1.2 million as of September 30, 2021 and December 31, 2020, respectively, are included in Current portion of debt on our Condensed Consolidated Balance Sheets (Unaudited). For the nine months ended September 30, 2021 and 2020, non-cash investing and financing activity was $1.6 million and $4.8 million, respectively, related to the unpaid portion of our finance lease agreements.

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Fair Value of Long-Term Debt

The fair values of our Facilities and Senior Notes are based upon established market prices for the securities using Level 2 inputs. The fair value of our Facilities approximates their carrying value at September 30, 2021. The fair value of our Senior Notes at September 30, 2021 was $1,007.6 million compared to its carrying value of $989.3 million, net of original issue discount and debt issuance costs.

Interest Rate Swaps

We enter into interest rate swap agreements to hedge forecasted monthly interest rate payments on our floating rate debt. As of September 30, 2021, we had the following interest rate swap agreements (collectively, the "Swap Agreements") (in millions):

Effective dates	Notional amount	Fixed rates
March 31, 2017 through March 31, 2022	$200.0	2.08%
April 30, 2018 through April 30, 2023	$250.0	2.61%
January 31, 2019 through January 31, 2023	$300.0	2.65%

Under the terms of the Swap Agreements, we receive payments based on the 1-month LIBOR (approximately 0.08% as of September 30, 2021).

During the three and nine months ended September 30, 2021, the following interest rate swap agreement expired (in millions):

Effective dates	Notional amount	Fixed rate
September 29, 2017 through September 30, 2021	$200.0	1.69%

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

The estimated fair values of our Swap Agreements are as follows (in millions):

Balance sheet accounts	September 30, 2021	December 31, 2020
Other current liabilities	$2.0	$2.4
Other non-current liabilities	$19.6	$35.2

A cumulative loss of $21.6 million ($16.1 million net of tax) and $37.6 million ($28.1 million net of tax) is reflected in Accumulated other comprehensive loss as of September 30, 2021 and December 31, 2020, respectively. Below is a summary of the effect of derivative instruments on amounts recognized in Other comprehensive earnings (loss) ("OCE") on the Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited) (in millions):

	Three months ended September 30,
	2021		2020
		Amount of loss		Amount of loss
	Amount of loss	reclassified from	Amount of gain	reclassified from
	recognized	Accumulated OCE	recognized	Accumulated OCE
	in OCE	into Net earnings	in OCE	into Net earnings
Swap agreements	$(0.2)	$4.0	$0.1	$3.9

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

	Nine months ended September 30,
	2021		2020
		Amount of loss		Amount of loss
	Amount of gain	reclassified from	Amount of loss	reclassified from
	recognized	Accumulated OCE	recognized	Accumulated OCE
	in OCE	into Net earnings	in OCE	into Net earnings
Swap agreements	$0.1	$11.9	$(24.1)	$8.3

Approximately $15.9 million ($11.9 million net of tax) of the balance in Accumulated other comprehensive loss as of September 30, 2021 is expected to be reclassified into Interest expense, net over the next 12 months.

(11)Fair Value Measurements

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

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in millions):

	September 30, 2021				December 31, 2020
	Carrying	Fair value			Carrying	Fair value
	amount	Level 1	Level 2	Level 3	amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents (Note 2)	$78.1	$78.1	$—	$—	$34.7	$34.7	$—	$—

Liabilities:
Interest rate swaps (Note 10)	21.6	—	21.6	—	37.6	—	37.6	—
Contingent consideration (Note 3)	5.5	—	—	5.5	3.1	—	—	3.1

Redeemable noncontrolling interests	947.1	—	—	947.1	578.0	—	—	578.0

The fair value of redeemable noncontrolling interests and contingent consideration was primarily determined based on significant estimates and assumptions, including Level 3 inputs. The estimates and assumptions include the projected timing and amount of future cash flows and discount rates reflecting the rate inherent in the future cash flows. As of September 30, 2021 and December 31, 2020, the fair value of redeemable noncontrolling interests approximates its carrying amount. Refer to Note 1 — Basis of Presentation and Overview and Note 3 — Business Acquisitions for additional information.

The following table presents a summary of the change in fair value of our Level 3 fair value measurements (in millions):

Beginning balance, December 31, 2020	$581.1
Contingent consideration adjustments related to prior year acquisition(1)	(2.2)
Contingent consideration increase related to current year acquisition	4.6
Fair value adjustment to redeemable noncontrolling interests in Optimal Blue Holdco, LLC	369.1
Ending balance, September 30, 2021	$952.6
(1)	The adjustments to contingent consideration for prior year acquisitions are included in Transition and integration costs in the Condensed Consolidated Statement of Earnings and Comprehensive Earnings (Unaudited). Transition and integration costs for the three and nine months ended September 30, 2021 also include the reversal of $3.9 million of estimated compensation-related payments pursuant to purchase agreements.

(12)Income Taxes

Our effective tax rate for the three months ended September 30, 2021 and 2020 was 25.5% and 36.2%, respectively, and 20.4% and 23.1% for the nine months ended September 30, 2021 and 2020, respectively.

A reconciliation of the federal statutory income rate to our effective income tax rate for each period presented is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Federal statutory rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	4.3	4.2	4.3	4.1
Redeemable noncontrolling interests	2.5	7.6	1.8	1.9
Non-deductible executive compensation	1.4	1.5	1.5	1.0
Tax credits	(5.2)	(5.7)	(5.3)	(3.5)
Restricted share vesting	—	(1.0)	(4.5)	(3.1)
Effect of Optimal Blue acquisition and related transactions	—	9.5	—	2.3
Other	1.5	(0.9)	1.6	(0.6)
Effective tax rate	25.5%	36.2%	20.4%	23.1%

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Certain reclassifications between Tax credits and Other have been made in the table above to the prior year amounts to conform to the classifications used in 2021.

(13)Commitments and Contingencies

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

We review lawsuits and other legal and regulatory matters (collectively "legal proceedings") on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings where it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts and which represents our best estimate has been recorded. Actual losses may materially differ from the amounts recorded, and the ultimate outcome of our pending cases is generally not yet determinable. While some of these matters could be material to our operating results or cash flows for any particular period if an unfavorable outcome results, at present, we do not believe the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition.

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

On October 21, 2020, PennyMac submitted a dispute regarding a Black Knight Origination Technologies, LLC LendingSpace® software audit request to the American Arbitration Association ("AAA") for arbitration. Black Knight moved to consolidate the LendingSpace® arbitration with the existing trade secret/antitrust arbitrations, and on December 21, 2020, the arbitrator granted Black Knight’s motion to consolidate the arbitrations. On December 8, 2020, Black Knight and PennyMac filed motions for summary judgment concerning the LendingSpace® audit, and responses to the competing motions for summary judgment were filed by both parties on January 7, 2021. On February 16, 2021, the arbitrator granted Black Knight’s motion for summary judgment and ordered that Black Knight may conduct an audit of PennyMac’s use of Black Knight’s LendingSpace® software.

Shortly after the filing of the Black Knight Complaint, on November 6, 2019, PennyMac filed an Antitrust Complaint (the “PennyMac Complaint”) against Black Knight in the United States District Court for the Central District of California. The PennyMac Complaint included causes of action for alleged monopolization and attempted monopolization under Section 2 of the Sherman Antitrust Act, violation of California’s Cartwright Act, violation of California’s Unfair Competition Law and common law unfair competition under California law. The PennyMac Complaint sought equitable remedies, damages and other monetary relief, including treble and punitive damages. Generally, PennyMac alleged that Black Knight relies on various anticompetitive, unfair and discriminatory practices to maintain and to enhance its

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

dominance in the mortgage servicing platform market and in an attempt to monopolize the platform software applications market. Black Knight moved to dismiss the PennyMac Complaint or have the action transferred to Florida based upon a forum selection clause in the agreement with BKST. On February 13, 2020, the judge granted Black Knight's motion to transfer the case to Florida and denied as moot the motion to dismiss. On April 17, 2020, PennyMac filed a notice of dismissal of this action without prejudice and indicated that they intended to bring the claims raised in the dismissed PennyMac Complaint as defenses, third party claims and/or counterclaims in arbitration. On April 23, 2020, the court entered an order dismissing the action without prejudice and directing that the clerk close the case. On April 28, 2020, PennyMac submitted this matter to the AAA for arbitration. On May 27, 2020, Black Knight filed its answering statement with the AAA. The arbitrator was confirmed by the AAA on July 21, 2020.

The arbitrator set Black Knight's trade secret case for a 10-day final hearing beginning on October 24, 2022 and set PennyMac's antitrust case for a 5-day final hearing beginning on November 14, 2022.

On June 26, 2020, Black Knight filed a complaint against PennyMac in the United States District Court for the Middle District of Florida seeking a declaratory judgment that PennyMac waived its right to arbitrate federal antitrust and related state law claims against Black Knight because PennyMac previously filed and litigated those claims in a court of law (the “BKI Declaratory Action”). The parties filed cross-motions for summary judgment, and on March 22, 2021, the Court denied BKI’s motion for summary judgment and granted PennyMac’s motion as to the waiver issue, finding that PennyMac has not waived its right to arbitrate the claims raised in the Black Knight Complaint.

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

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

(14)Revenues

Disaggregation of Revenues

The following tables summarize revenues from contracts with clients (in millions):

	Three months ended September 30, 2021
	Servicing	Origination	Software	Data and	Corporate
	Software	Software	Solutions	Analytics	and Other	Total
Software and hosting solutions	$190.3	$93.1	$283.4	$9.5	$—	$292.9
Professional services	20.6	12.5	33.1	0.8	—	33.9
Data solutions	—	0.5	0.5	47.5	—	48.0
Other	—	2.6	2.6	0.6	—	3.2
Revenues	$210.9	$108.7	$319.6	$58.4	$—	$378.0

	Three months ended September 30, 2020
	Servicing	Origination	Software	Data and	Corporate
	Software	Software	Solutions	Analytics	and Other	Total
Software and hosting solutions	$174.4	$48.6	$223.0	$8.6	$—	$231.6
Professional services	19.8	12.6	32.4	—	—	32.4
Data solutions	—	0.2	0.2	43.9	—	44.1
Other	—	3.9	3.9	0.6	—	4.5
Revenues	$194.2	$65.3	$259.5	$53.1	$—	$312.6

	Nine months ended September 30, 2021
	Servicing	Origination	Software	Data and	Corporate
	Software	Software	Solutions	Analytics	and Other	Total
Software and hosting solutions	$561.8	$253.5	$815.3	$27.5	$—	$842.8
Professional services	59.6	36.7	96.3	1.1	—	97.4
Data solutions	—	2.2	2.2	137.8	—	140.0
Other	—	7.0	7.0	1.8	—	8.8
Revenues	$621.4	$299.4	$920.8	$168.2	$—	$1,089.0

	Nine months ended September 30, 2020
	Servicing	Origination	Software	Data and	Corporate
	Software	Software	Solutions	Analytics	and Other		Total
Software and hosting solutions	$517.9	$129.5	$647.4	$25.5	$—		$672.9
Professional services	56.3	35.1	91.4	0.5	(0.3)	(1)	91.6
Data solutions	—	0.2	0.2	119.6	—		119.8
Other	—	10.3	10.3	1.8	—		12.1
Revenues	$574.2	$175.1	$749.3	$147.4	$(0.3)		$896.4
(1)	Revenues for Corporate and Other represent deferred revenue purchase accounting adjustments recorded in accordance with GAAP.

Our Software Solutions segment offers leading software and hosting solutions that facilitate and automate many of the mission-critical business processes across the homeownership lifecycle. These solutions primarily consist of processing and workflow management software applications. Our servicing software solutions primarily include our core servicing software solution that automates loan servicing, including loan setup and ongoing processing, customer service, accounting, reporting to the secondary mortgage market and investors and web-based workflow information systems. Our origination software solutions primarily include our solutions that automate and facilitate the origination of mortgage loans, offer product, pricing and eligibility capabilities and provide an interconnected network allowing the various parties and systems associated with lending transactions to exchange data quickly and efficiently. Professional services consists of pre-implementation and post-implementation support and services and are primarily billed on a time and materials basis. Professional services may also include dedicated teams provided as part of agreements with software and hosting solutions clients.

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

As of September 30, 2021, the aggregate amount of the transaction price that is allocated to our future performance obligations was approximately $2.4 billion and is expected to be recognized as follows: 7% by December 31, 2021, 32% by December 31, 2022, 71% by December 31, 2024 and the rest thereafter.

(15)Equity

Share Repurchase Program

On February 12, 2020, our Board of Directors approved a three-year share repurchase program authorizing us to repurchase up to 10.0 million shares of our outstanding common stock through February 12, 2023, through open market purchases, negotiated transactions or other means, in accordance with applicable securities laws and other restrictions.

A summary of share repurchases under our share repurchase program during the three and nine months ended September 30, 2021 follows (in millions, except per share amounts):

				Shares remaining under
Period	Total number of shares repurchased	Aggregate purchase price	Average price paid per share	repurchase authorization as of period end
January 2021 - March 2021	0.6	$46.7	$75.19	9.4
July 2021 - September 2021	1.4	100.0	$73.32	8.0
	2.0	$146.7	$73.91

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Omnibus Incentive Plan

A summary of restricted shares and RSUs granted in 2021 is as follows:

	Number of shares	Grant date fair	Vesting period
Period	granted	value per share	(in years)	Vesting criteria
First quarter(1)	518,219	$76.00	3.0	Service and Performance
Second quarter	34,447	74.56 - 76.51	1 - 2.7	Service
Third quarter	47,792	72.00 - 78.44	2.0 - 3.0	Service
(1)	This award was granted on March 10, 2021 and is subject to an independent performance target for each of three consecutive 12-month measurement periods. Vesting of each tranche is independent of the satisfaction of the annual performance target for other tranches.

Activity related to restricted stock and RSUs in 2021 is as follows:

		Weighted average
		grant date
	Shares	fair value
Balance, December 31, 2020	1,549,098	$57.86
Granted	600,458	$76.03
Forfeited	(31,811)	$73.80
Vested	(878,442)	$52.52
Balance, September 30, 2021	1,239,303	$70.04

Equity-based compensation expense related to our restricted shares and RSUs was $7.6 million and $9.2 million for the three months ended September 30, 2021 and 2020, respectively, and $25.7 million and $29.4 million for the nine months ended September 30, 2021 and 2020, respectively. Equity-based compensation includes accelerated recognition of $2.9 million for the nine months ended September 30, 2021 and $0.2 million and $0.4 million for the three and nine months ended September 30, 2020, respectively. There was no accelerated recognition of equity-based compensation during the three months ended September 30, 2021. These expenses are included in Operating expenses in the Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited).

As of September 30, 2021, total unrecognized compensation cost was $54.1 million and is expected to be recognized over a weighted average period of approximately 2.1 years.

Profits Interests Units

The fair value of OB PIUs is measured using the Black-Scholes model. The OB PIUs vest over three years, with cliff vesting after the third year. Holders of the OB PIUs have an option to put their profit interests to us if no public offering has been consummated as of the date that is 60 days prior to the fourth and each subsequent anniversary of the acquisition date of Optimal Blue. The units may be settled in cash or Black Knight common stock or a combination of both at our election and will be settled at the current fair value at the time we receive notice of the put election. As the OB PIUs provide for redemption features not solely within our control, we classify the redemption value outside of permanent equity in redeemable noncontrolling interests. The redemption value is equal to the difference in the per unit fair value of the underlying member units and the hurdle amount, based upon the proportionate required service period rendered to date. As of September 30, 2021, we recognized an adjustment of $20.1 million related to the redemption value of the OB PIUs on our Condensed Consolidated Balance Sheets (Unaudited).

Equity-based compensation expense related to the OB PIUs was $2.3 million and $6.7 million for the three and nine months ended September 30, 2021, respectively. As of September 30, 2021, the total unrecognized compensation cost related to non-vested OB PIUs is $19.3 million, which is expected to be recognized over a weighted average period of approximately 2.2 years.

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

(16)Segment Information

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

Separate discrete financial information is available for these two segments, and the operating results of each segment are regularly evaluated by the CODM in order to assess performance and allocate resources. We use EBITDA as the primary profitability measure for making decisions regarding ongoing operations. EBITDA is earnings before Interest expense, net, Income tax expense and Depreciation and amortization. It also excludes Equity in earnings of unconsolidated affiliates. We do not allocate Interest expense, net, Other expense, net, Income tax expense, equity-based compensation and certain other items, such as purchase accounting adjustments and acquisition-related costs to the segments, since these items are not considered in evaluating the segments’ overall operating performance.

Segment asset information is not included below because we do not use it to evaluate performance or allocate resources. Summarized financial information concerning our segments is shown in the tables below (in millions):

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

	Three months ended September 30, 2021
	Software	Data and	Corporate and
	Solutions	Analytics	Other		Total
Revenues	$319.6	$58.4	$—	(1)	$378.0
Expenses:
Operating expenses	137.1	37.5	28.4	(2)	203.0
Transition and integration costs	—	—	(1.3)	(3)	(1.3)
EBITDA	182.5	20.9	(27.1)		176.3
Depreciation and amortization	32.5	3.9	57.2	(4)	93.6
Operating income (loss)	150.0	17.0	(84.3)		82.7
Interest expense, net					(21.6)
Other expense, net					(1.1)
Earnings before income taxes and equity in earnings of unconsolidated affiliates					60.0
Income tax expense					15.3
Earnings before equity in earnings of unconsolidated affiliates					44.7
Equity in earnings of unconsolidated affiliates, net of tax					1.6
Net earnings					46.3
Net losses attributable to redeemable noncontrolling interests					7.1
Net earnings attributable to Black Knight					$53.4

	Three months ended September 30, 2020
	Software	Data and	Corporate and
	Solutions	Analytics	Other		Total
Revenues	$259.5	$53.1	$—	(1)	$312.6
Expenses:
Operating expenses	107.9	34.8	24.5	(2)	167.2
Transition and integration costs	—	—	21.9	(3)	21.9
EBITDA	151.6	18.3	(46.4)		123.5
Depreciation and amortization	30.6	3.6	29.8	(4)	64.0
Operating income (loss)	121.0	14.7	(76.2)		59.5
Interest expense, net					(14.7)
Other expense, net					(0.9)
Earnings before income taxes and equity in earnings of unconsolidated affiliates					43.9
Income tax expense					15.9
Earnings before equity in earnings of unconsolidated affiliates					28.0
Equity in earnings of unconsolidated affiliates, net of tax					86.6
Net earnings					114.6
Net losses attributable to redeemable noncontrolling interests					13.2
Net earnings attributable to Black Knight					$127.8

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

	Nine months ended September 30, 2021
	Software	Data and	Corporate and
	Solutions	Analytics	Other		Total
Revenues	$920.8	$168.2	$—	(1)	$1,089.0
Expenses:
Operating expenses	392.6	106.8	86.8	(2)	586.2
Transition and integration costs	—	—	10.9	(3)	10.9
EBITDA	528.2	61.4	(97.7)		491.9
Depreciation and amortization	96.9	11.4	163.5	(4)	271.8
Operating income (loss)	431.3	50.0	(261.2)		220.1
Interest expense, net					(62.8)
Other expense, net					(5.3)
Earnings before income taxes and equity in earnings of unconsolidated affiliates					152.0
Income tax expense					31.0
Earnings before equity in earnings of unconsolidated affiliates					121.0
Equity in earnings of unconsolidated affiliates, net of tax					3.0
Net earnings					124.0
Net losses attributable to redeemable noncontrolling interests					23.2
Net earnings attributable to Black Knight					$147.2

	Nine months ended September 30, 2020
	Software	Data and	Corporate and
	Solutions	Analytics	Other		Total
Revenues	$749.3	$147.4	$(0.3)	(1)	$896.4
Expenses:
Operating expenses	312.1	98.4	74.6	(2)	485.1
Transition and integration costs	—	—	26.8	(3)	26.8
EBITDA	437.2	49.0	(101.7)		384.5
Depreciation and amortization	91.1	11.4	77.8	(4)	180.3
Operating income (loss)	346.1	37.6	(179.5)		204.2
Interest expense, net					(42.4)
Other income, net					17.1
Earnings before income taxes and equity in earnings of unconsolidated affiliates					178.9
Income tax expense					41.3
Earnings before equity in earnings of unconsolidated affiliates					137.6
Equity in earnings of unconsolidated affiliates, net of tax					66.2
Net earnings					203.8
Net losses attributable to redeemable noncontrolling interests					13.2
Net earnings attributable to Black Knight					$217.0
(1)	Revenues for Corporate and Other represent deferred revenue purchase accounting adjustments recorded in accordance with GAAP.
(2)	Operating expenses for Corporate and Other includes equity-based compensation, including certain related payroll taxes, of $9.8 million and $9.3 million for the three months ended September 30, 2021 and 2020, respectively, and $33.5 million and $30.5 million for the nine months ended September 30, 2021 and 2020, respectively.
(3)	Transition and integration costs primarily consists of costs associated with acquisitions and expense reduction initiatives.
(4)	Depreciation and amortization for Corporate and Other primarily represents net incremental depreciation and amortization adjustments associated with the application of purchase accounting recorded in accordance with GAAP.

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

The table below summarizes active first and second lien mortgage loans on our mortgage loan servicing software solution and the related market data, reflecting our leadership in the mortgage loan servicing software solutions market (in millions):

	First lien				Second lien				Total first and second lien
	as of September 30,				as of September 30,				as of September 30,
	2021		2020		2021		2020		2021	2020
Active loans	32.5		32.7		3.1		3.4		35.6	36.1
Market size	52.9	(1)	53.1	(1)	12.3	(2)	12.9	(2)	65.2	66.0
Market share	61%		62%		25%		26%		55%	55%

Note: Percentages above may not recalculate due to rounding.

(1)	Estimates according to the Black Knight Mortgage Monitor Report as of September 30, 2021 and 2020 for U.S. first lien mortgage loans.
(2)	Estimates according to the October 2021 and August 2020 Equifax National Consumer Credit Trends Report as of September 30, 2021 and July 31, 2020 for U.S. second lien mortgage loans.

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

Business Trends and Conditions

COVID-19 Pandemic

COVID-19 and the U.S.’s response to the pandemic are significantly affecting the mortgage and real estate industries. The U.S. Department of Housing and Urban Development ("HUD"), the Federal Housing Administration ("FHA”) and the Federal Housing Finance Agency ("FHFA") announced a moratorium on mortgage loan foreclosures and evictions. The FHFA also announced mortgage loan forbearance programs for certain borrowers that allow mortgage loan payments to be suspended for up to 12 months. The federal moratoriums expired on July 31, 2021. However, the Consumer Financial Protection Bureau (“CFPB”) has amended the federal mortgage servicing regulations to support the housing market’s smooth and orderly transition as federal foreclosure protections expire. The amendments establish temporary safeguards to help prevent a surge of foreclosures and ensure that borrowers have time before foreclosure to explore their options. In addition, many states have implemented additional guidance that extends their moratorium on mortgage loan foreclosures and evictions, and additional extensions of these moratoriums may be implemented in the future.

There are no comparable events that provide guidance as to the effect the COVID-19 pandemic may have, and, as a result, the ultimate effect of the pandemic is highly uncertain and subject to change. We do not yet know the full extent of the effects on the economy, the markets we serve, our business or our operations.

Black Knight Response and the Effect on Our Business

We continue to execute on our business continuity plans to address the challenges related to the ongoing COVID-19 pandemic. Since March 2020, substantially all of our employees have been working from home. We are following the requirements and protocols published by the U.S. Centers for Disease Control, the WHO and country, state and local governments. Our most important priorities are the health and safety of our employees and helping the communities where we work and live. A phased return to office plan has been created, which outlines when and how we will slowly begin to lift the actions put in place as part of our business continuity plans. The plan includes a phased return to office, social distancing, travel restrictions and additional safety precautions and is being enacted at each location when the risk to re-open has been reduced to an acceptable level. We continue to monitor the effects of the pandemic on our global workforce and have contingency plans in place to mitigate business risks. We are prepared to adjust our phased return to office plan as necessary. We believe working from home has been successful and has not significantly affected our results of operations, financial condition, cash flows or control environment.

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

Software Solutions

Our Software Solutions segment offers software and hosting solutions that primarily support loan servicing, loan origination, settlement services and secondary marketing activities. The following table summarizes our software solutions revenues (in millions):

	Three months ended		% of segment		Nine months ended		% of segment
	September 30,		revenues		September 30,		revenues
	2021	2020	2021	2020	2021	2020	2021	2020
Servicing software solutions	$210.9	$194.2	66%	75%	$621.4	$574.2	67%	77%
Origination software solutions	108.7	65.3	34%	25%	299.4	175.1	33%	23%
Software Solutions	$319.6	$259.5	100%	100%	$920.8	$749.3	100%	100%

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

As a result of the effects of the broad-based response to the COVID-19 pandemic, we have seen lower foreclosure-related transactional revenues due to the mortgage loan foreclosure moratorium and expect this trend to continue due to the mortgage loan forbearance plans offered as part of the CARES Act and the CFPB’s amendments to the federal mortgage servicing regulations to support the housing market’s smooth and orderly transition as federal foreclosure protections expire. As of November 2, 2021, Black Knight’s McDash Flash Forbearance Tracker estimated 1.1 million homeowners, or 2.1% of all U.S. mortgage loans, were in COVID-19 mortgage loan forbearance plans.

Our origination software solutions primarily include our solutions that automate and facilitate the origination of mortgage loans and provide an interconnected network allowing the various parties and systems associated with lending transactions to exchange data quickly and efficiently. Our exposure to origination volumes is limited as our loan origination system revenues are based on closed loan volumes subject to minimum base software fees that are contractually obligated, and our secondary marketing technologies’ revenues are primarily subscription-based. Some of our origination software solutions are exposed to variances in origination volumes, primarily related to refinance volumes due to the nature of the services provided. While we have seen elevated refinance origination volumes for a prolonged period of time, we expect to see lower refinance origination volumes during the remainder of the year due to record volumes in the prior year periods and a rising interest rate environment. We have also seen improvement in purchase origination volumes primarily due to the current interest rate environment and expect this trend to continue. Our origination software solutions that are more sensitive to origination volumes were approximately 5% of our consolidated revenues for the three months ended September 30, 2021.

Data and Analytics

Our Data and Analytics segment offers data and analytics solutions to the mortgage, real estate and capital markets verticals. These solutions include property ownership data, lien data, servicing data, automated valuation models, collateral risk scores, behavioral models, a multiple listing service software solution and other data solutions. Our data and analytics business is predominantly based on longer-term strategic data licenses, other data licenses and subscription-based revenues. For the three and nine months ended September 30, 2021, our data and analytics revenues were 15% of our consolidated revenues and 17% and 16% of our consolidated revenues for the three and nine months ended September 30, 2020, respectively. Our data and analytics solutions that are more sensitive to fluctuations in home buying activity and origination volumes were approximately 4% of our consolidated revenues for the three months ended September 30, 2021 and relate to services where we provide data necessary for title insurance and other settlement service activities.

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

Consolidated Results of Operations

The following table presents certain financial data for the periods indicated (in millions, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenues	$378.0	$312.6	$1,089.0	$896.4
Expenses:
Operating expenses	203.0	167.2	586.2	485.1
Depreciation and amortization	93.6	64.0	271.8	180.3
Transition and integration costs	(1.3)	21.9	10.9	26.8
Total expenses	295.3	253.1	868.9	692.2
Operating income	82.7	59.5	220.1	204.2
Operating margin	21.9%	19.0%	20.2%	22.8%
Interest expense, net	(21.6)	(14.7)	(62.8)	(42.4)
Other (expense) income, net	(1.1)	(0.9)	(5.3)	17.1
Earnings before income taxes and equity in earnings of unconsolidated affiliates	60.0	43.9	152.0	178.9
Income tax expense	15.3	15.9	31.0	41.3
Earnings before equity in earnings of unconsolidated affiliates	44.7	28.0	121.0	137.6
Equity in earnings of unconsolidated affiliates, net of tax	1.6	86.6	3.0	66.2
Net earnings	46.3	114.6	124.0	203.8
Net losses attributable to redeemable noncontrolling interests	7.1	13.2	23.2	13.2
Net earnings attributable to Black Knight	$53.4	$127.8	$147.2	$217.0

Net earnings per share attributable to Black Knight common shareholders:
Diluted	$0.34	$0.82	$0.94	$1.43
Weighted average shares of common stock outstanding:
Diluted	156.2	156.3	155.9	151.7

Segment Financial Results

Revenues

The following table sets forth revenues by segment for the periods presented (in millions):

	Three months ended				Nine months ended
	September 30,		Variance		September 30,		Variance
	2021	2020	$	%	2021	2020	$	%
Software Solutions	$319.6	$259.5	$60.1	23%	$920.8	$749.3	$171.5	23%
Data and Analytics	58.4	53.1	5.3	10%	168.2	147.4	20.8	14%
Corporate and Other(1)	—	—	—	—	—	(0.3)	0.3	NM
Total	$378.0	$312.6	$65.4	21%	$1,089.0	$896.4	$192.6	21%
(1)	Revenues for Corporate and Other represent deferred revenue purchase accounting adjustments recorded in accordance with GAAP.

Software Solutions

Revenues were $319.6 million in the three months ended September 30, 2021 compared to $259.5 million in the 2020 period, an increase of $60.1 million, or 23%. Our servicing software solutions revenues increased 9%, or $16.7 million, primarily driven by higher usage-based revenues on MSP®, revenues from new clients and sales of new innovative solutions. Our origination software solutions revenues increased 66%, or $43.4 million, primarily driven by revenues of $38.3 million related to acquired businesses, the network effect in Optimal Blue, revenues from new clients and innovation sales, partially offset by attrition.

Revenues were $920.8 million in the nine months ended September 30, 2021 compared to $749.3 million in the 2020 period, an increase of $171.5 million, or 23%. Our servicing software solutions revenues increased 8%, or $47.2 million, primarily driven by higher usage-based revenues on MSP®, revenues from new clients and sales of new innovative solutions, partially offset by approximately $9 million of lower foreclosure-related revenues due to the foreclosure moratorium as part of the CARES Act. Our origination software solutions revenues increased 71%, or $124.3 million, primarily driven by revenues of $112.5 million related to acquired businesses, increased revenues from new and existing clients, higher origination volumes and higher professional services, partially offset by higher software license revenues in the prior year period and attrition.

Data and Analytics

Revenues were $58.4 million in the three months ended September 30, 2021 compared to $53.1 million in the 2020 period, an increase of $5.3 million, or 10%. The increase was primarily driven by strong sales execution across nearly all business lines and revenues of $1.3 million from an acquired business.

Revenues were $168.2 million in the nine months ended September 30, 2021 compared to $147.4 million in the 2020 period, an increase of $20.8 million, or 14%. The increase was primarily driven by strong sales execution across nearly all business lines, revenues of $4.1 million from acquired businesses and higher origination volumes, partially offset by attrition.

EBITDA and EBITDA margin

The following tables set forth EBITDA (in millions) and EBITDA margin by segment for the periods presented:

	Three months ended				Nine months ended
	September 30,		Variance		September 30,		Variance
	2021	2020	$	%	2021	2020	$	%
Software Solutions	$182.5	$151.6	$30.9	20%	$528.2	$437.2	$91.0	21%
Data and Analytics	20.9	18.3	2.6	14%	61.4	49.0	12.4	25%

	Three months ended			Nine months ended
	September 30,		Variance	September 30,		Variance
	2021	2020	Basis points	2021	2020	Basis points
Software Solutions	57.1%	58.4%	(130)	57.4%	58.3%	(90)
Data and Analytics	35.8%	34.5%	130	36.5%	33.2%	330

Software Solutions

EBITDA was $182.5 million in the three months ended September 30, 2021 compared to $151.6 million in the 2020 period, an increase of $30.9 million, or 20%, with an EBITDA margin of 57.1%, a decrease of 130 basis points from the 2020 period. The EBITDA margin decrease was primarily driven by revenue mix and increased investments in innovation and client support.

EBITDA was $528.2 million in the nine months ended September 30, 2021 compared to $437.2 million in the 2020 period, an increase of $91.0 million, or 21%, with an EBITDA margin of 57.4%, a decrease of 90 basis points from the 2020 period. The EBITDA margin decrease was driven by revenue mix and increased investments in innovation and client support.

Data and Analytics

EBITDA was $20.9 million in the three months ended September 30, 2021 compared to $18.3 million in the 2020 period, an increase of $2.6 million, or 14%, with an EBITDA margin of 35.8%, an increase of 130 basis points from the 2020 period. The EBITDA margin increase was primarily driven by incremental margins on revenue growth.

EBITDA was $61.4 million in the nine months ended September 30, 2021 compared to $49.0 million in the 2020 period, an increase of $12.4 million, or 25%, with an EBITDA margin of 36.5%, an increase of 330 basis points from the 2020 period. The EBITDA margin increase was primarily driven by incremental margins on revenue growth.

Consolidated Financial Results

Operating Expenses

The following table sets forth operating expenses by segment for the periods presented (in millions):

	Three months ended				Nine months ended
	September 30,		Variance		September 30,		Variance
	2021	2020	$	%	2021	2020	$	%
Software Solutions	$137.1	$107.9	$29.2	27%	$392.6	$312.1	$80.5	26%
Data and Analytics	37.5	34.8	2.7	8%	106.8	98.4	8.4	9%
Corporate and Other(1)	28.4	24.5	3.9	16%	86.8	74.6	12.2	16%
Total	$203.0	$167.2	$35.8	21%	$586.2	$485.1	$101.1	21%
(1)	Operating expenses for Corporate and Other include equity-based compensation, including certain related payroll taxes, of $9.8 million and $9.3 million for the three months ended September 30, 2021 and 2020, respectively, and $33.5 million and $30.5 million for the nine months ended September 30, 2021 and 2020, respectively.

The increase in Operating expenses in the three months ended September 30, 2021 compared to the 2020 period was primarily driven by the effect of prior year acquisitions, higher net personnel expense, including higher medical costs, and higher incentive compensation expense, including equity-based compensation.

The increase in Operating expenses in the nine months ended September 30, 2021 compared to the 2020 period was primarily driven by the effect of prior year acquisitions, higher net personnel expense, including higher medical costs, higher incentive compensation expense, including equity-based compensation, and software subscription and maintenance costs.

Depreciation and Amortization

The following table sets forth depreciation and amortization by segment for the periods presented (in millions):

	Three months ended				Nine months ended
	September 30,		Variance		September 30,		Variance
	2021	2020	$	%	2021	2020	$	%
Software Solutions	$32.5	$30.6	$1.9	6%	$96.9	$91.1	$5.8	6%
Data and Analytics	3.9	3.6	0.3	8%	11.4	11.4	—	—%
Corporate and Other(1)	57.2	29.8	27.4	92%	163.5	77.8	85.7	110%
Total	$93.6	$64.0	$29.6	46%	$271.8	$180.3	$91.5	51%
(1)	Depreciation and amortization for Corporate and Other primarily represents net incremental depreciation and amortization adjustments associated with the application of purchase accounting recorded in accordance with GAAP.

The increase in Depreciation and amortization in the three and nine months ended September 30, 2021 compared to the 2020 periods is primarily related to the amortization of acquired intangible assets from acquisitions.

Transition and Integration Costs

Transition and integration costs were $(1.3) million in the three months ended September 30, 2021 compared to $21.9 million in the 2020 period. Transition and integration costs were $10.9 million in the nine months ended September 30, 2021 compared to $26.8 million in the 2020 period. Transition and integration costs in the 2021 period primarily consisted of costs associated with acquisitions, including costs pursuant to purchase agreements. Transition and integration costs for the three months ending September 30, 2021 also include the reversal of $3.9 million of certain compensation related costs pursuant to purchase agreements and the reversal of $2.3 million of certain contingent consideration liabilities associated with prior years’ acquisitions. Transition and integration costs in the 2020 period primarily consisted of costs associated with acquisitions, including transaction costs of $14.6 million related to the acquisition of Optimal Blue, and expense reduction initiatives.

Interest Expense, Net

Interest expense, net was $21.6 million in the three months ended September 30, 2021 compared to $14.7 million in the 2020 period, an increase of $6.9 million, or 47%. The increase was primarily driven by our higher average outstanding debt balances primarily related to the Senior Notes and our Revolving Credit Facility.

Interest expense, net was $62.8 million in the nine months ended September 30, 2021 compared to $42.4 million in the 2020 period, an increase of $20.4 million, or 48%. The increase was primarily driven by our higher average outstanding debt balances primarily related to the Senior Notes, partially offset by lower interest rates.

Other (Expense) Income, Net

Other expense, net was $1.1 million in the three months ended September 30, 2021 compared to $0.9 million in the 2020 period. Other expense, net was $5.3 million in the nine months ended September 30, 2021 compared to Other income, net of $17.1 million in the 2020 period. The 2021 amounts primarily related to legal fees and the debt refinancing. The 2020 amounts primarily related to a recognized gain of $18.5 million for the resolution of a legacy legal matter.

Income Tax Expense

Income tax expense was $15.3 million in the three months ended September 30, 2021 compared to $15.9 million in the 2020 period. Our effective tax rate was 25.5% in 2021 compared to 36.2% in 2020. Income tax expense was $31.0 million in the nine months ended September 30, 2021 compared to $41.3 million in the 2020 period. Our effective tax rate was 20.4% in 2021 compared to 23.1% in 2020. Refer to Note 12 – Income Taxes for a reconciliation of the federal statutory income rate to our effective income tax rate for each period.

Equity in Earnings of Unconsolidated Affiliates, Net of Tax

Equity in earnings of unconsolidated affiliates, net of tax consists of the following (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Equity in earnings (losses) of unconsolidated affiliates, net of tax	$1.6	$(1.6)	$(6.9)	$(27.0)
Non-cash gain related to DNB's issuance of common stock, net of tax	—	88.2	9.9	88.2
Sale of an equity method investment, net of tax	—	—	—	5.0
Equity in earnings of unconsolidated affiliates, net of tax	$1.6	$86.6	$3.0	$66.2

Refer to Note 4 — Investments in Unconsolidated Affiliates in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated by reference into this Part I Item 2 for additional information.

Liquidity and Capital Resources

Cash Requirements

Our primary sources of liquidity are our existing cash balances, cash flows from operations and borrowings on our revolving credit facility. On March 10, 2021, we entered into an amended and restated credit agreement that extended the maturity of the facilities until 2026 and delayed mandatory term loan payments until 2022. Refer to Note 10 — Long-Term Debt in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information. As of September 30, 2021, we had cash of $78.1 million, debt principal of $2,496.7 million and available capacity of $663.0 million on our revolving credit facility.

Our primary cash requirements include operating expenses, debt service payments (principal and interest), capital expenditures (including software development, equipment and property related expenditures) and tax-related payments and may include business acquisitions and share repurchases.

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

The CARES Act allows us to defer payments of our share of social security taxes until December 31, 2021 and 2022. As of September 30, 2021, we have deferred $15.1 million of payments related to employer social security taxes, $7.5 million of which is due on December 31, 2021.

DNB Investment

As of September 30, 2021, we own 54.8 million shares of DNB common stock. As of September 30, 2021, DNB’s closing share price was $16.81 and the fair value of our investment in DNB was $922.0 million before tax. Assuming a statutory tax rate of 25.3%, the estimated after-tax value of our investment in DNB is $813.4 million. Refer to Note 4 — Investments in Unconsolidated Affiliates in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information.

Cash Flows

The following table provides a summary of cash flows from operating, investing and financing activities for the periods presented (in millions):

	Nine months ended September 30,
	2021	2020	Variance
Cash flows provided by operating activities	$331.4	$265.9	$65.5
Cash flows used in investing activities	(397.4)	(2,058.5)	1,661.1
Cash flows provided by financing activities	109.4	1,808.4	(1,699.0)
Net increase in cash and cash equivalents	$43.4	$15.8	$27.6

Operating Activities

The $65.5 million increase in cash provided by operating activities in the nine months ended September 30, 2021 compared to the 2020 period is primarily related to higher earnings adjusted for non-cash amortization and a non-cash gain related to our investment in DNB in the prior year period.

Investing Activities

The $1,661.1 million decrease in cash used in investing activities in the nine months ended September 30, 2021 compared to the 2020 period is primarily related to the Optimal Blue acquisition and our investment in DNB in 2020, partially offset by our 2021 acquisitions. See Note 3 — Business Acquisitions in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated by reference into this Part I Item 2.

Financing Activities

The $1,699.0 million decrease in cash provided by financing activities in the nine months ended September 30, 2021 compared to the 2020 period is primarily related to the issuance by our indirect, wholly-owned subsidiary Black Knight InfoServe, LLC (“BKIS”) of $1.0 billion in aggregate principal of 3.625% senior unsecured notes due 2028 and contributions from affiliates of Cannae Holdings, LLC and Thomas H. Lee Partners, L.P. related to their redeemable noncontrolling interests in Optimal Blue Holdco, LLC in the prior year period, partially offset by share repurchases in 2021. See Note 10 — Long-Term Debt in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated by reference into this Part I Item 2.

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

A summary of share repurchases under our share repurchase program during the three and nine months ended September 30, 2021 is as follows (in millions, except per share amounts):

				Shares remaining under
Period	Total number of shares repurchased	Aggregate purchase price	Average price paid per share	repurchase authorization as of period end
January 2021 - March 2021	0.6	$46.7	$75.19	9.4
July 2021 - September 2021	1.4	100.0	$73.32	8.0
	2.0	$146.7	$73.91

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

Our Senior Notes represent our fixed-rate long-term debt. Refer to Note 10  — Long-Term Debt in Item 1 of Part I of this Quarterly Report on Form 10-Q. The carrying value of our Senior Notes was $989.3 million as of September 30, 2021. The fair value of our Senior Notes was approximately $1,007.6 million as of September 30, 2021. The potential reduction in fair value of the Senior Notes from a hypothetical 10 percent increase in market interest rates would not be material to the overall fair value of the debt.

We enter into interest rate swap agreements to hedge forecasted monthly interest rate payments on our variable rate debt. We are exposed to interest rate risk on our variable rate debt obligations and related interest rate swaps. As of September 30, 2021, we had $1,487.0 million in long-term debt principal outstanding from our Facilities, all of which is variable rate debt, as described in Note 10  — Long-Term Debt in Item 1 of Part I of this Quarterly Report on Form 10-Q.

As of September 30, 2021, the Facilities represent our long-term debt obligations exposed to interest rate risk. We performed a sensitivity analysis on the principal amount of debt as of September 30, 2021, as well as the effect of our interest rate swaps. Further, in this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. An increase of 100 basis points in the applicable interest rate would cause an increase in interest expense of $12.3 million on an annual basis ($7.1 million including the effect of our current interest rate swaps). A decrease in the applicable interest rate to 0% would cause a decrease in interest expense of $2.6 million on an annual basis ($1.4 million including the effect of our current interest rate swaps) as the 1-week and 1-month LIBOR were approximately 0.07% and 0.08%, respectively, as of September 30, 2021.

As of September 30, 2021, we have the following interest rate swap agreements (collectively, the "Swap Agreements") (in millions):

Effective dates	Notional amount	Fixed rates
March 31, 2017 through March 31, 2022	$200.0	2.08%
April 30, 2018 through April 30, 2023	$250.0	2.61%
January 31, 2019 through January 31, 2023	$300.0	2.65%

Under the terms of the Swap Agreements, we receive payments based on the 1-month LIBOR rate (approximately 0.08% as of September 30, 2021).

During the three and nine months ended September 30, 2021, the following interest rate swap agreement expired (in millions):

Effective dates	Notional amount	Fixed rate
September 29, 2017 through September 30, 2021	$200.0	1.69%

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2021, under the supervision and with the participation of our Chief Executive Officer ("CEO") and Executive Vice President and Chief Financial Officer ("CFO"), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

Based on that evaluation, our CEO and CFO concluded that as of September 30, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit with the SEC are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II: OTHER INFORMATION

Item 1. Legal Proceedings

See discussion of legal proceedings in Note 13 — Commitments and Contingencies in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated by reference into this Item 1 of Part II.

Item 1A. Risk Factors

There have been no material changes in our risk factors since the filing of our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes share repurchases during the three months ended September 30, 2021:

			Total number of shares	Maximum number of shares
	Total number of	Average price	purchased as part of publicly	that may yet to be
Period	shares purchased	paid per share	announced program(1)	purchased under the program(2)
July	-	$-	-	9,379,000
August	34,745	75.76	34,745	9,344,255
September	1,329,000	73.26	1,329,000	8,015,255
	1,363,745	$73.32	1,363,745
(1)	On February 12, 2020, our Board of Directors approved a three-year share repurchase program authorizing us to repurchase up to 10.0 million shares of our outstanding common stock through February 12, 2023, through open market purchases, negotiated transactions or other means, in accordance with applicable securities laws and other restrictions.
(2)	As of the last day of the applicable month.

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

BLACK KNIGHT, INC.
(registrant)

Date: November 8, 2021	By:	/s/ Kirk T. Larsen
Kirk T. Larsen
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 8, 2021	By:	/s/ Michele M. Meyers
Michele M. Meyers
Chief Accounting Officer and Treasurer
(Principal Accounting Officer)