Form 10-K
period 2021-12-31
Black Knight, Inc.
filed 2022-02-25
CIK 1627014

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2021

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑     No ◻

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ◻     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑    No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	◻	Non-accelerated filer	◻	Smaller reporting company	☐
						Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The aggregate market value of the shares of Black Knight, Inc. common stock held by non-affiliates of the registrant as of June 30, 2021 was $11,775,147,813 based on the closing price of $77.98 as reported by the New York Stock Exchange.

As of February 24, 2022, there were 155,282,790 shares of Black Knight, Inc. common stock outstanding.

The information in Part III hereof is incorporated by reference to certain information from the registrant’s definitive proxy statement for the 2022 annual meeting of shareholders. The registrant intends to file the proxy statement within 120 days after the close of the fiscal year that is the subject of this Report.

BLACK KNIGHT, INC.

FORM 10-K

i

Statement Regarding Forward-Looking Information

The statements contained in this Annual Report on Form 10-K or in our other documents or in oral presentations or other statements made by our management that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding our expectations, hopes, intentions or strategies regarding the future. These statements relate to, among other things, future financial and operating results of Black Knight. In many cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "could," "potential" or "continue," or the negative of these terms and other comparable terminology. Actual results could differ materially from those anticipated in these statements as a result of a number of factors, including, but not limited to the following:

●	security breaches against our information systems or breaches involving our third-party vendors;
●	changes to our relationships with our top clients, whom we rely on for a significant portion of our revenues and profit;
●	limitation of our growth due to the time and expense associated with switching from competitors’ software and services;
●	our ability to meet our contractual commitments and to offer high-quality technical support services;
●	our ability to comply with or changes in laws, rules and regulations that affect our and our clients’ businesses;
●	consolidation in our end client market;
●	regulatory developments with respect to use of consumer data and public records;
●	efforts by the government to address the mortgage market and economic environment;
●	our clients’ relationships with government-sponsored enterprises;
●	our ability to adapt our solutions to technological changes or evolving industry standards or to achieve our growth strategies;
●	our ability to compete effectively;
●	risks associated with the recruitment and retention of our skilled workforce;
●	changes in general economic, business, regulatory and political conditions, including those resulting from pandemics such as COVID-19, particularly as they affect foreclosures and the mortgage industry;
●	impacts to our business operations caused by the occurrence of a catastrophe or global crisis, including the spread of COVID-19 variants;
●	increase in the availability of free or relatively inexpensive information;
●	our ability to protect our proprietary software and information rights;
●	infringement on the proprietary rights of others by our applications or services;
●	our ability to successfully consummate, integrate and achieve the intended benefits of acquisitions;
●	our reliance on third parties;
●	our dependence on our ability to access data from external sources;
●	our international operations and third-party service providers;
●	our investment in Dun & Bradstreet Holdings, Inc. ("DNB");
●	system failures or service interruptions;
●	delays or difficulty in developing or implementing new, enhanced or existing mortgage processing or software solutions;
●	change in the strength of the economy and housing market generally;
●	our existing indebtedness and any additional significant debt we incur;
●	change in London Interbank Offered Rate (“LIBOR”) reporting practices and the replacement of LIBOR with an alternative reference rate;
●	the adequacy of our policies and procedures;
●	litigation, investigations or other actions against us;
●	the market price of our common stock may be volatile;
●	our charter and bylaws and provisions of Delaware law may discourage or prevent strategic transactions;
●	our intention not to pay dividends on our common stock for the foreseeable future; and

●	restrictions on our ability to pursue potential business opportunities under a non-competition agreement with Fidelity National Financial, Inc. and its subsidiaries ("FNF") that we entered in connection with the spin-off from FNF (the "Distribution").

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

Overview

Black Knight is a premier provider of integrated, innovative, mission-critical, high-performance software solutions, data and analytics to the U.S. mortgage and real estate markets. Our mission is to transform the markets we serve by delivering innovative solutions that are integrated across the homeownership lifecycle and that result in realized efficiencies, reduced risk and new opportunities for our clients to help them achieve greater levels of success.

Innovation. Integration. Urgency. Whether developing new solutions, integrating new and acquired solutions or responding to our client’s requests – we do everything with urgency. It is why we are a trusted partner and leading provider of software solutions, data and analytics to the mortgage and real estate markets.

We believe businesses leverage our robust, integrated solutions across the entire homeownership lifecycle to help retain existing clients, gain new clients, mitigate risk and operate more efficiently. Our clients rely on our proven, comprehensive, scalable solutions and our unwavering commitment to delivering exceptional client support to achieve their strategic goals and better serve their customers.

We have a focused strategy of continuous innovation across our business supported by strategic acquisitions – and even more importantly, the integration of those innovations and acquisitions into our broader ecosystem. Our scale allows us to continually invest in our business, both to meet ever-changing industry requirements and to maintain our position as a leading provider of platforms for the mortgage and real estate markets.

Deep business and regulatory expertise and an unparalleled, holistic view of the markets we serve allow us the privilege of being a trusted advisor to our clients, who range from the nation’s largest lenders and mortgage servicers to institutional portfolio managers and government entities, to individual real estate agents and mortgage brokers. Clients leverage our software ecosystem across a range of real estate and housing finance verticals through multiple digital channels, using our offerings to drive more business, reduce risk and deliver a best-in-class customer experience, all while operating more efficiently and cost-effectively.

We have long-standing relationships with our clients – a majority of whom enter into long-term contracts that include multiple, integrated products embedded into mission-critical, client-side workflow and decision processes. This speaks to the confidence our clients, which include some of the largest financial institutions in the world, have in our solutions and our commitment to serve them. The contractual nature of our revenues and stickiness of our client relationships make our revenues both highly visible and recurring in nature. Our scale and integrated ecosystem of solutions drive significant operating leverage and cross-sell opportunities, enabling our clients to continually benefit from new and greater operational efficiencies while simultaneously allowing us to generate strong margins and cash flows.

Overview of the Markets We Serve

The Black Knight ecosystem stretches across four core “pillar” verticals: mortgage loan servicing, mortgage origination, capital markets and real estate; with our data and analytics flowing throughout and between the interconnected ecosystem of solutions. As we integrate our innovations and acquired technologies, we are committed to continually improving the end consumer experience, driving further efficiencies for our clients and helping them to win new customers and retain existing customers.

Mortgage Loan Servicing

Once mortgage loans have been originated, the loans are onboarded to a servicing platform for servicers to manage the loan as well as borrower and investor relationships. Mortgage servicers (and sub-servicers) operate within a highly regulated industry segment and are responsible for overseeing the ongoing loan maintenance, payment collection and application process, escrow management, investor management, tax and insurance payments, etc. for approximately 65 million active first and second lien mortgage loans and lines of credit in the U.S. Mortgage servicing typically creates a long-term relationship between the customer and the servicer; however, the customer’s servicing experience can have a direct impact on the servicer’s ability to retain loans in their portfolios when faced with refinance prepayment risk.

As an industry segment, the number of first lien mortgage loans being serviced in the U.S. remains relatively consistent even through housing and economic downturns. The number of second lien mortgage loans being serviced can fluctuate according to factors such as available, or “tappable,” equity levels, interest rates and individual portfolio appetite for such loans.

The table below summarizes market data for active first and second lien mortgage loans (in millions):

2021
First lien(1)	53.2
Second lien(2)	12.2
Total	65.4
(1)	Estimates according to the Black Knight Mortgage Monitor Reports as of December 31, 2021 for U.S. first lien mortgage loans. These estimates are subject to change.
(2)	Estimates according to the January 2022 Equifax National Consumer Credit Trends Reports as of December 2021 for U.S. second lien mortgage loans. These estimates are subject to revision.

In times of economic stress, a servicers’ ability to manage their workload is often tested by distressed mortgages, defaults, foreclosure and bankruptcy actions. In such periods, loss mitigation, default processing, bankruptcy and more must be contended with, along with an ever-changing slate of regulatory requirements. The mortgage default process is long and complex and involves multiple parties, a significant exchange of data and documentation and extensive regulatory requirements. Technology is essential in navigating this process efficiently and effectively.

The recent flood of COVID-19-related forbearance plans – and subsequent loss mitigation workouts – serves as a current example of fluctuating challenges the sector has faced and to which it has adapted via the expeditious deployment of software solutions, data and analytics.

Mortgage Origination

Mortgage lending is a complex process with multiple stages involving various parties, all of which are under increased regulatory scrutiny. Historically, many aspects of this process have been managed manually by lenders and other parties involved in the process, increasing the cost and complexity to originate a loan. The shift of consumer expectations and demands resulting from the pandemic have accelerated the pace of innovation and acceptance of digital technologies to meet the needs of market participants.

The U.S. mortgage origination market consists of both purchase and refinance loans, including cash-out refinances and – to a lesser extent – second lien, equity-centric products such as home equity lines of credit (“HELOCs”). Participants in this market range from the largest U.S. banks, nonbanks and credit-union lenders; to independent and mid-sized banks; to wholesale and correspondent lenders; to mortgage brokerages and even the individual mortgage broker.

The table below summarizes origination market estimates from the Mortgage Bankers Association (“MBA"), Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") (in billions):

	2021	2020	2019
Mortgage loan originations:
Purchase	$1,646	$1,482	$1,272
Refinance	2,345	2,625	901
Total - MBA(1)	$3,991	$4,108	$2,173

Purchase	$1,861	$1,572	$1,326
Refinance	2,576	2,802	1,136
Total - FNMA(2)	$4,437	$4,374	$2,462

Purchase	$1,906	$1,587	$1,303
Refinance	2,745	2,853	1,130
Total - FHLMC(3)	$4,651	$4,441	$2,432

Note: Amounts may not recalculate due to rounding.

(1)	The U.S. mortgage loan origination market for purchase and refinance originations is estimated by the MBA Mortgage Finance Forecast as of January 21, 2022. These estimates are subject to future revisions.
(2)	The U.S. mortgage loan origination market for purchase and refinance originations is estimated by the FNMA Housing Forecast as of January 2022. These estimates are subject to future revisions.
(3)	The U.S. mortgage loan origination market for purchase and refinance originations is estimated by the FHLMC Economic and Housing Market Outlook as of January 7, 2022. These estimates are subject to future revisions.

Capital Markets

The mortgage capital markets, both primary and secondary, play a critical role as providers of funding and liquidity that enable lenders to make home loans to borrowers. Mortgage loans are made possible in large part by market participants buying, selling or holding mortgage-backed securities (“MBS”) and loan portfolios.

Preeminent among capital market participants are the government-sponsored enterprises (“GSEs”), the Federal National Mortgage Association (“FNMA” or “Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“FHLMC” or “Freddie Mac”), who, along with the Government National Mortgage Association (“GNMA” or “Ginnie Mae”), the Federal Housing Administration (“FHA”) and the Veterans Administration (“VA”), provide back-stop guarantees to support market stability and help minimize systemic risk.

Market oversight is performed by federal and state regulators with the Federal Reserve, the Securities and Exchange Commission (“SEC”), the Federal Finance Housing Agency (“FHFA”), the Office of the Comptroller of the Currency (“OCC”) and the Consumer Financial Protection Board (“CFPB”) all playing major roles in ensuring market transparency, financial institution safety and soundness and consumer protection.

The informed investment in and trading of mortgage loans and MBS is dependent upon reliable, quality data – at both the pool and loan level – plus robust analytics and the tools to use them effectively. An incredible amount of information gathering and assessing goes into making these investment decisions. Dealing with pools or portfolios of real estate or mortgage-related assets requires even more information. Loan-level mortgage performance, real estate price trends and credit-risk data are valuable and necessary insights needed by capital market participants to make informed decisions.

In the age of “big data,” this level of detailed information equates to many terabytes of data points, which can be an overwhelming amount of data to shift through and analyze without the right tools and solutions; however, that data can provide critical insights for those who can effectively decipher it.

Real Estate

The consumer journey to homeownership starts with identifying a property to purchase. The marketing, sales and purchase of real estate in the U.S. involves many participants. Black Knight supports all participants in this process with technology to increase efficiencies, create new opportunities, manage complex workflows and help improve margins for all involved.

Needs exist for digital workflow, seamless data transfer between multiple sources and parties, and marketing and communication tools at the agent, broker and multiple listing service (“MLS”) levels.

Market Trends

Market trends that have spurred lenders and servicers to seek software, data and analytics solutions are as follows:

Integral role of technology in the U.S. mortgage market. As consumer expectations help drive a more digital homebuying process, lenders and servicers have become increasingly focused on automation, workflow management and the overall customer experience. Operating more efficiently has gone beyond a business optimization goal and become critical to maintaining a competitive edge. With growing frequency, new and important industry-specific AI applications, robotic process automation and adaptive learning are being developed and deployed, producing significant benefits along the real estate and mortgage continuum.

For market participants to effectively manage the complex and dynamic nature of the U.S. housing market, they need technology providers who are nimble but scalable, possess deep industry knowledge and expertise and the financial resources to make necessary ongoing investments in innovation to support lenders, servicers and other market participants. Industry expertise paired with technological innovation and market penetration is key to continued digital transformation of the mortgage industry, as well as realization of a fully digital, end-to-end real estate transaction.

Heightened demand for enhanced transparency and analytic insight. As the U.S. mortgage market works to continue minimizing risk while maximizing opportunities in lending, servicing and capital markets, solutions with integrated data and analytics enhance and inform the decision-making process. Industry participants rely on large comprehensive third-party databases coupled with enhanced analytics to achieve these goals.

As conditions can shift rapidly, sometimes daily, market participants are eager for more timely data and insights to help them plan proactively and react nimbly to these changes. We have seen our clients embrace a shift to “near real-time” daily market data around key metrics, cognizant of the urgency current market conditions require.

Regulatory changes and oversight. The U.S. mortgage industry is subject to a particularly high level of governmental oversight and a correspondingly large number of regulatory requirements. The complexity of these guidelines increases over time as federal and state governments enact and change various new laws, rules and regulations. We expect this trend to continue as additional governmental programs and regulations have been enacted to address the economic concerns resulting from the pandemic, and our clients have had to adapt their systems and processes in record time to the shifting landscape.

It is our experience that lenders, servicers and other market participants have a strong focus on minimizing compliance risk and are looking for solutions that can systematically assist them in meeting applicable regulatory requirements. In addition, our clients and their regulators have elevated their focus on privacy and data security in light of an increased level of cybersecurity incidents. We expect the industry focus on privacy and data security to continue to increase.

Lenders increasingly focused on core operations. We believe lenders will become more focused on their core operations and customers as refinance origination volumes decline due to a rising interest rate environment. In an effort to reduce origination costs, we believe lenders are increasingly shifting from in-house solutions to third-party solutions that provide a more comprehensive and efficient solution. Lenders require these providers to deliver best-in-class solutions and deep domain expertise and to assist them in maintaining regulatory compliance.

Solutions for the Markets We Serve

Our business is organized into two segments: Software Solutions and Data and Analytics. Together they represent an integrated ecosystem that spans the entirety of the real estate and mortgage continuum, from homebuying and selling to loan origination, through loan servicing and capital markets and back again.

The Black Knight ecosystem lets clients access a comprehensive, integrated software and workflow management solution set via multiple segment-specific digital channels. Enhanced by massive mortgage-specific datasets and robust proprietary analytics, our ecosystem helps our clients achieve greater levels of success from a trusted provider that continually delivers innovative technologies across our ecosystem.

Software Solutions

Our Software Solutions segment includes proven and trusted platforms that facilitate, automate and enhance many mission-critical business processes across the real estate and mortgage continuum. Our offerings help clients in this segment – primarily mortgage lenders, servicers and investors – reduce costs, improve operations and provide an exceptional customer experience. Our software solutions are developed to meet the current and future needs of the markets we serve. In developing and delivering our products and solutions, we leverage any combination of private cloud, public cloud, application programming interfaces (“APIs”) and a host of other technology-forward approaches to best meet the needs of our vast and strong client base.

Servicing Software Solutions

Servicing is where the success or failure of the long-term customer relationship is truly determined.

MSP® is a SaaS solution that supports first lien mortgages, as well as home equity loans and lines of credit, on a single platform. This complete, scalable, end-to-end system is used by financial institutions to manage all servicing processes, including loan setup and maintenance, escrow administration, investor reporting, regulatory requirements and more. MSP® helps servicers increase efficiency, reduce operating costs and improve risk mitigation for approximately 36 million active loans currently serviced on the system.

As a result of our leadership, combined with our extensive knowledge of the mortgage industry and technology, we are uniquely positioned to drive innovation in this space and bring the digital revolution to mortgage servicing for both borrowers and servicers alike. While we relentlessly pursue the enhancement of the consumer experience throughout the real estate and mortgage continuum, we are equally focused on innovating on the back end for servicers as well.

MSP® serves as the core system of record and is enhanced with innovative digital solutions, all of which were developed using the most appropriate, forward-leaning technologies and are seamlessly integrated into the system of record. Servicing DigitalSM has seen tremendous adoption since its launch in 2018, with roughly three-quarters of MSP® clients now offering the white-labeled, consumer facing application to their customers.

Servicing DigitalSM is an interactive, user-friendly web and mobile solution for consumers that provides easy access to customized, timely information about their mortgages. This powerful application supports deeper customer relationships for our clients and engagement by enabling their customers to make mortgage payments and explore opportunities for refinancing and more – all from the convenience of the web or a mobile device. By providing value-added services and information to borrowers, Servicing DigitalSM helps improve customer retention and serves as a direct communication channel between servicer and borrower.

Servicing DigitalSM is integrated with Black Knight’s Customer Service solution, which allows our clients’ customer service representatives to have access to the same information and layout a customer sees to better facilitate successful interactions and outcomes, which is key to increasing borrower retention.

Black Knight also offers an advanced Loss MitigationSM solution to facilitate more efficient loss mitigation processes. This feature-rich, web-based solution supports industry-standard retention and liquidation workouts to streamline the loss mitigation process and reduce risk. It is also available to consumers through Servicing DigitalSM and uses advanced rules and logic to guide users through processes step-by-step, including validation points throughout the workflow, to reduce missed steps and overlooked information. When loans move through the loss-mitigation process and become non-performing loans, Black Knight’s suite of innovative default servicing solutions help servicers reduce cycle times, decrease operating costs and improve efficiencies throughout the bankruptcy, foreclosure and claims stages.

Origination Software Solutions

Our Empower® loan origination system (“LOS”) was developed to be hosted in a public or private cloud or on premise in our secure data centers, based on client preference. The platform’s advanced automation capabilities, lights-out processing and seamless integrations with other Black Knight and third-party services help fulfill, streamline and improve upon the many pieces of the origination process. Integrated pipeline analytics, AI-powered underwriter efficiency tools, fee services, settlement services fulfillment, an advanced eClosing platform and more all combine to create a frictionless process that benefits both borrower and lender alike. In recognition of the dynamic nature of modern mortgage markets, Empower® offers maximum flexibility: giving lenders the ability to originate first lien mortgages, second lien equity loans and HELOCs on a single, unified platform.

Our Borrower Digital solution enables lenders to offer our AI-enhanced digital point of sale to walk their loan applicants through a friendly and intuitive prequalification/qualification Q&A, with seamless data transfer to lender systems. Customer engagement is active, immediate and targeted, and presents a smooth front-end to a process that will carry the loan applicant – and a single source/repository of their data – all the way through to closing and beyond. We also drive the full origination and underwriting workflow for lenders of all sizes via our Empower® LOS.

Additionally, Black Knight’s digital loan officer technology makes the day-to-day lives of loan officers more productive through vastly simplified workflows while also helping them provide an exceptional level of service to loan applicants. With the same anytime, anywhere convenience provided by all of our consumer-facing digital products, Loan Officer Digital facilitates seamless interaction between the loan officer and loan applicant throughout the entire process, from application to close. With the loan applicant engaged via the Borrower Digital interface, Loan Officer Digital enables loan officers to remain connected with their customers, providing timely updates and assistance when needed. Again, all data is captured and can be shared with our Empower® LOS.

After loan approval, loan applicants can view their loan status, review their closing package and eSign documents using our Expedite® Close solution. Loan applicants can also leverage our DocVerify remote online notarization solution, making fully digital closings possible where legally permissible, with all activity tracked and logged for audit purposes.

For clients using both Empower® and MSP®, onboarding funded loans to the servicing system is seamless and instantaneous.

Recent trends show that consumers have been turning to mortgage brokers more often than before. Our LoanCatcherSM cloud-based LOS, designed specifically for the needs of brokers, is both innovative and easy-to-use. It gives brokers affordable access to a robust software solution, integrated with the data and customer support solutions they need to provide exceptional levels of service to their customers.

In support of our mantra of integration - LoanCatcherSM is integrated with our LoanSifter PPE – also designed to meet the very specific needs of the broker community by providing access to hundreds of investors and thousands of loan products. All of this combined with system-agnostic delivery to whatever LOS their wholesale lender partners are using provides brokers with a truly end-to-end solution to manage and grow their businesses.

Data and Analytics

Our Data and Analytics segment is comprised of our extensive data offerings, proven credit and prepayment models, custom and proprietary analytics, valuation, title and MLS solutions and much more. In addition, the integration of data and insights from solutions in this segment informs, supports and enhances our other software solutions to help lenders and servicers make more informed decisions, improve performance, identify and predict risk and generate more qualified leads.

We have aggregated one of the largest residential real estate data sets available. This data set is derived from both proprietary and public record sources. From nationwide MLS listings to our industry-leading McDashSM loan-level mortgage loan performance data, to public property records covering more than 99.9% of the U.S. population, Black Knight’s datasets are indispensable for those working with housing assets.

Leveraging this data – subject to any applicable restrictions – alongside our long history and deep understanding of the housing market, we have created detailed real estate data solutions that assist in portfolio management, valuations, property records, lead generation and improved risk analysis for all aspects of servicing, origination, default and capital markets. In addition, we deliver data and analytics to clients in real estate, title insurance, MLS and other verticals that rely on property data-centric solutions to make informed decisions and run their businesses.

We also offer a highly accurate behavioral model built on our datasets and other third-party sources that forecasts prepayments, default, delinquencies and losses on residential mortgage loans and securities. Used for portfolio analysis, our AFTSM solution can serve as a powerful risk mitigation tool as well as a key component of any data-driven retention efforts.

Accurate valuations are critical to any real-estate transaction. Our automated valuation models (“AVMs”) are built on the foundation of our property data, proprietary information, proven methodologies and advanced user and performance testing and deliver exceptionally reliable automated property valuations.

To better understand the housing market, we also leverage MLS and property data to provide near-real-time daily data views of the housing market, looking at home prices, inventory levels, days on market and other key indicators at the state, core based statistical areas and zip code levels.

We also provide data solutions that enable our clients to analyze big data sets through the synergistic convenience of a single data science workspace. Our cloud-based enterprise data and analytics solution, RAPSM, is an interactive data science platform that allows clients to quickly aggregate data from our extensive mortgage and housing data marketplace with their own data sources to execute both custom and proprietary queries.

Our real estate focused clients leverage our market-leading software solution for regional MLS associations to manage property listings. The platform also enables membership management, provides tools for collaboration with loan officers and other affiliates and marketing tools to effectively meet dynamic market challenges.

Focus on Value-Driven Innovation

The value our clients place on innovation can be seen in the adoption rates of the next-gen products we have delivered. When developing and delivering our products, we leverage a combination of private cloud, public cloud, APIs and a host of other technology-forward options that allow us to deliver innovative solutions to market quickly in response to address our client’s biggest challenges.

Our solutions are designed to be scalable, secure, flexible, standards-based and web-connected for easy use. Further, we have a proven history of bringing solutions to market quickly due to investments we have made in integrating and streamlining our software and development processes.

Our Competitive Strengths

We believe our competitive strengths include the following:

Market leadership with comprehensive and integrated solutions. We are a leading provider of comprehensive and integrated solutions to the markets we serve. This leadership position is the result of strong client relationships, our knowledgeable employees who are focused on delivering superior solutions and support and delivering innovative solutions. Our innovations have propelled the industry forward over many years.

We have used this insight to develop a comprehensive, integrated ecosystem of proprietary software, data and analytics solutions to automate many of mortgage and real estate markets’ mission-critical business processes. These integrated solutions reduce manual processes, help improve organizational compliance and mitigate risk, and ultimately deliver significant cost savings to our clients.

Broad and deep client relationships with significant recurring revenues. We have long-standing, sticky relationships with our largest clients. We frequently enter long-term contracts with our software solutions clients that contain a base subscription fee with additional fees that are activity-based. Our products are typically embedded within our clients’ mission-critical workflow and decision-making processes across various parts of their organizations.

Extensive data assets and analytics capabilities. We develop and maintain large, accurate and comprehensive data sets on the real estate and mortgage industries that we believe are competitively differentiated. Our unique data sets provide a combination of public and proprietary data, and each of our data records features many attributes. Our data scientists bring comprehensive analytical capabilities to bear against these data sets, subject to any applicable use restrictions, to create highly customized reports. These reports include models of customer behavior for originators and servicers, portfolio analytics for capital markets and government agencies and proprietary market insights for real estate agencies. As mentioned, our data and analytics capabilities are also embedded into our software solutions and workflow products to provide actionable insights.

Scalable and cost-effective operating model. Our market leadership, hosted software solutions and large client base have allowed us to develop a highly attractive and scalable operating model that provides us with significant benefits. Our scale and operating leverage allow us to add clients to our existing platforms with limited incremental cost. As a result, our operating model drives attractive margins and generates significant cash flow. Also, by leveraging our scale and leading market position, we can make cost-effective investments in our software solutions to assist with complex regulatory and compliance requirements, which we believe increases our value proposition to clients.

Our Strategy

Our comprehensive integrated solutions ecosystem; unique, robust data and analytic capabilities; differentiated business model; broad and deep client relationships; and other competitive strengths put us in a very strong position to pursue multiple avenues for growth opportunities. We intend to continue to expand and grow our business through the following key strategies:

Win new clients. We intend to attract new clients by demonstrating the value proposition provided by our software and comprehensive solutions offering. In addition to top tier mortgage loan originators and servicers, where we have had and continue to have success, we believe there continues to be a significant opportunity to penetrate the mid-tier mortgage loan originators and servicers, as well as mortgage broker, markets. We believe these institutions can benefit from our proven solutions suite to address complex regulatory requirements and compete more effectively in the evolving mortgage loan market. We intend to continue to pursue all of these channels and benefit from the low incremental cost of adding new clients to our scalable applications and infrastructure.

Cross-sell existing products. The Black Knight ecosystem offers a wide variety of opportunities for existing clients to reap further benefits when they increase their use of our solutions across the real estate and mortgage continuum due to the integrations and seamless data sharing. It therefore also represents a substantial opportunity for growth as we seek to capitalize on familiarity and proven benefits. We intend to broaden and deepen existing client relationships through cross sales of solutions, data and analytics that reveal opportunity for client-side improvement of one form or another. We aim to help our clients see the true benefit of our fully integrated solutions ecosystem and the compound value of leveraging multiple solutions simultaneously. Helping our clients better focus on their core businesses and customers will put us in a better position to expand those existing relationships while adding value.

Solution development and innovation. Our long-term vision is to continue to lead through innovation and to solidify our role as the clear leader in providing software, data and analytics to the mortgage and real estate markets. We intend to continue to innovate with urgency and integrate new solutions with our platforms in ways that bring the most value to our clients and their customers. We have a strong track record of introducing and developing new solutions that are tailored to specific industry trends and enhance our clients’ core operating functions. By working in partnership with key clients, we have been able to develop and market new and advanced solutions that meet the evolving demands of the mortgage and consumer loan, real estate and capital markets verticals. In addition, we will continue to develop and leverage insights from our large public and proprietary data assets to further improve our client value proposition.

Selectively pursue strategic acquisitions. The core focus of our strategy is to grow organically. However, we may selectively evaluate strategic acquisition opportunities that would allow us to expand our footprint, broaden our client base and deepen our product and service offerings. We believe there are meaningful synergies that result from acquiring companies that provide best-in-class single point solutions. Integrating and cross selling these point solutions into our broader client base and integrating acquisitions into our efficient operating environment would potentially result in revenues and cost synergies. Additionally, new directions for product development often materialize when acquired companies are integrated into the wider ecosystem.

Our Clients

We provide solutions to financial institutions, mortgage lenders and servicers, mortgage brokers, investors, attorneys, trustees and real estate professionals.

The U.S. mortgage loan industry is concentrated among the top 25 institutions, and our most significant and long-term relationships tend to follow the industry landscape. The number of solutions being used by each client in this category continues to grow, as the compounded value of multiple Black Knight products becomes clearer over time. Because of the depth of these relationships, we derive a significant portion of our revenues from our largest clients.

For the year ended December 31, 2021, one of our clients accounted for approximately 10% of our Data and Analytics segment revenues. No client accounted for more than 10% of our consolidated revenues for the year ended December 31, 2021.

For the year ended December 31, 2021, our five largest clients accounted for approximately 26% of our consolidated revenues and approximately 28% of our Software Solutions segment revenues. However, the revenues in each case are spread across a range of services and are subject to multiple, separate contracts. Although the diversity of the services we provide to each of these clients reduces the risk that we would lose all of the revenues associated with any of these clients, a significant deterioration in our relationships with or the loss of any one or more of these clients could have a material effect on our results of operations or financial condition. See Item 1A. Risk Factors of Part I of this Report.

Sales and Marketing

Our sales and marketing efforts are focused on generating new leads to both securing new clients in our target markets, as well as cross sell the integrated Black Knight solutions ecosystem to existing clients.

Regardless of the market we are serving, our sales and marketing strategy remains the same: communicate how our solutions address the challenges facing a specific market and deliver those messages where the companies we serve are engaging. We establish relationships, deliver proven solutions and continually build trust. Our experienced sales personnel are subject matter experts in our services, the needs of our clients and the markets we serve.

We are able to effectively communicate the value of the Black Knight ecosystem by developing and delivering solutions that move the needle by helping our clients achieve greater levels of success. We know that references from colleagues in the industry are one of the top reasons a provider is selected, so we remain committed to delivering powerful solutions that cultivate those references.

Our relationships with so many different companies across the real estate and mortgage sectors provide us with a unique opportunity to gain insight into trends and challenges facing the industry. We couple that with thoughtful analysis of our vast data assets to develop solutions and provide industry insights others cannot. We are also focused on sharing that thought leadership with our clients, the media, the public and our entire industry.

To understand what will help our various and disparate market segments succeed, we also conduct market research through conversations with clients and prospects, market surveys, industry reports and discussions with other industry leaders. Likewise, we also host client user groups and participate in user forums to understand the needs and concerns of the everyday users of our solutions.

We deliver our messages where the companies we serve are congregating – through tradeshows, events, publications, digital channels, etc. – and engage them in conversations that highlight the many differentiators/competitive advantages we provide through our continual innovations. We engage with existing clients on a regular basis and continually focus on engaging with prospective clients. Given     the broad range of solutions we offer, we have significant opportunity to expand our sales to our existing client base through cross-selling efforts.

We have a core team of account managers who cross-sell solutions to existing clients at the top-tier and mid-tier U.S. mortgage loan originators and servicers, as well as a number of other financial institutions, investors and real estate professionals. We engage in strategic account reviews, during which our executives share their knowledge of clients and the market to determine the best sales approach on a client-by-client basis. As a result, we believe we have created an effective cross-selling culture within our organization.

Research and Development

Our research and development activities are core to our corporate mission of transforming the industry through innovation. As such, they relate to the design, development, integration and enhancement of the software applications that make up the Black Knight ecosystem. We expect to continue our practice of investing an appropriate level of resources to maintain, enhance and extend the functionality of our existing proprietary systems and software applications; to develop new and innovative systems and software applications in response to the needs of our clients as well as market and regulatory conditions and to enhance the capabilities of the ecosystem infrastructure. We work with our clients to determine the appropriate timing and approach to introducing technology or infrastructure changes to our applications and services.

Patents, Trademarks and Other Intellectual Property

We rely on a combination of contractual restrictions, internal security practices and copyright and trade secret laws to establish and protect our software, technology, data and expertise. Further, we have developed strong brand recognition, which has helped us accumulate goodwill in the marketplace, and we rely on the above to protect our rights in that area. We intend to continue our policy of taking all measures we deem necessary to protect our copyright, trade secret and trademark rights.

Competition

The multiple business verticals in which we engage are highly competitive. We believe that compounded benefits of our integrated ecosystem of software solutions represent a value proposition that is strong and wholly unique to Black Knight. Our economies of scale in the mortgage loan origination and servicing markets also provide us with a distinct competitive advantage in each of these categories. Based on our knowledge of the industry and competitors, we believe that no single competitor is capable of delivering the depth and breadth of solutions we are able to offer.

Competitive factors in processing businesses include the quality of the technology-based application or service, application features and functions, ease of delivery and integration, ability of the provider to maintain, enhance and support the applications or services and pricing.

Software Solutions. Our Software Solutions segment competes with a) our clients’ internal technology departments and b) other providers of similar systems, such as Intercontinental Exchange’s Mortgage Technology segment and Sagent Lending Technologies. Competitive factors include the quality of the technology-based application or service, application features and functions, ease of delivery and integration, ability of the provider to maintain, enhance and support the applications or services and pricing. We believe that our ability to deliver proven solutions, integrated software solutions, adoption rate of our solutions and the economies of scale we offer in the mortgage loan processing business provide us with a competitive advantage in each of these categories.

Data and Analytics. In our Data and Analytics segment, we compete primarily with CoreLogic and in-house capabilities and certain niche providers. We compete based on the breadth and depth of our data; the exclusive nature of some of our key data sets; robust proprietary analytics and the capabilities to produce highly customized reports. We believe that the quality of the data we offer is distinguished by the broad range of our data sources, including non-public sources; the volume of records we maintain; our ability to integrate our data and analytics across the Black Knight ecosystem; and the ability to leverage our market leading position in the mortgage loan origination and servicing industries.

Government Regulations

Various aspects of our businesses are subject to federal and state regulations. Our failure to comply with any applicable laws and regulations could result in restrictions on our ability to provide certain services, as well as the possible imposition of civil fines and criminal penalties.

As a provider of electronic data processing to financial institutions, such as banks and credit unions, we are subject to regulatory oversight and examination by the Federal Financial Institutions Examination Council ("FFIEC"), an interagency body of the Federal Reserve Board ("FRB"), the CFPB, the OCC, the Federal Deposit Insurance Corporation ("FDIC") and various other federal and state regulatory authorities. We also may be subject to possible review by state agencies that regulate banks in each state in which we conduct our electronic processing activities.

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

Increased scrutiny of all parties involved in the mortgage loan industry by governmental authorities has included federal and state government review of all aspects of the mortgage lending business, including an increased legislative and regulatory focus on consumer protection practices. Future legislative or regulatory changes are difficult to predict and new laws or regulations that may be implemented by the CFPB or other regulatory bodies may require us to change our business practices or cause us to incur increased costs to comply.

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

●	Enterprise Risk Management: We maintain a comprehensive Enterprise Risk Management ("ERM") program that provides the framework to align our risk appetite and strategy to enhance management of enterprise risks, including information security risks. Through our ERM program, we analyze risks inherent to our products, services and businesses, and develop appropriate plans to mitigate those risks. The executive-level Enterprise Risk and Compliance Committee convenes regularly to discuss matters relating to our enterprise risk position and risk management, such as third-party risk, phishing, security incident response, application resiliency, environmental, social and governance responsibilities and external and internal vulnerabilities. The Risk Committee of our Board of Directors oversees the ERM and Compliance programs through regular reports from our Chief Risk Officer, Chief Information Security Officer and Chief Compliance Officer, and reports on these matters to our board of directors.
●	Compliance: Our Compliance function provides the standards and policies to mitigate identified risks, as well as training for our employees on applicable privacy, security, legal and regulatory requirements that provide ongoing enhancement of our security and risk culture.
●	Internal Audit: Our Internal Audit function provides independent and objective assurance services designed to improve the Company’s operations. Internal Audit focuses a significant portion of their time and resources to the audit of information technology and security. The Internal Audit department is established by the Audit Committee of the Board of Directors, and it directly oversees its results and operations.

Human Capital Management

We power the markets we serve by delivering cutting-edge solutions. Our employees are a key factor of our success. Since March 2020, substantially all of our employees have been working from home. We are closely monitoring the facts and circumstances surrounding the COVID-19 pandemic, including the guidance and protocols published by the U.S. Centers for Disease Control, the World Health Organization and country, state and local governments. Our most important priorities are the health and safety of our employees and helping the communities where we work and live. A return-to-office plan has been created, which outlines when and how we will begin to lift the actions put in place as part of our business continuity plans. The plan will be enacted at each location when the risk to re-open has been reduced to an acceptable level. In addition, we expanded our employee benefits and other online resources to enable employees to focus on their physical, emotional and social well-being.

We are passionate about giving our employees the tools to equip them for success in their careers, providing the health and wellness benefits needed for physical, mental and social well-being, and delivering on diversity and inclusion initiatives to let every employee know they are valued and respected.

We realize our individual differences are what strengthen us collectively. We are committed to supporting a culture that is representative of the unique values, opinions, cultures and needs of our employees, clients and communities. Through internal programs, including employee training and leadership development, affinity groups, comprehensive benefits and a hands-on leadership team, we support our employees throughout their career.

We strive to attract and retain the most talented employees in the industry by offering competitive compensation and investing in our employees’ physical, mental and social well-being to help them achieve goals inside and outside of the office.

As of December 31, 2021, we had approximately 6,400 employees. None of our workforce is unionized. We have not experienced any work stoppages, and we consider our relations with employees to be good.

Financial Information by Segment

In addition to our two reporting segments, we have a corporate organization that consists primarily of general and administrative expenses that are not included in our segments. For financial information by reporting segment, see Note 20 to the Notes to Consolidated Financial Statements.

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

Our clients are in a relatively consolidated industry and, as a result, a small number of our clients have accounted for a significant portion of our revenues. We expect that a limited number of our clients will continue to represent a significant portion of our revenues for the foreseeable future. The significant portion of our revenues that a limited number of our clients currently represent may increase in the future. During the year ended December 31, 2021, our five largest clients accounted for approximately 26% of our consolidated revenues.

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

The time and expense associated with switching from our competitors’ software and services to ours may limit our growth.

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

Our clients and we are subject to various governmental regulations, and a failure to comply with governmental regulations or changes in these regulations, including changes that may result from changes in the political landscape, could result in penalties, restrict or limit our or our clients’ operations or make it more burdensome to conduct such operations.

Many of our clients’ and our businesses are subject to various federal, state, local and foreign laws and regulations. Our failure to comply with applicable laws and regulations could restrict our ability to provide certain services or result in imposition of civil fines and criminal penalties, substantial regulatory and compliance costs, litigation expense, adverse publicity and loss of revenues.

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

In addition, our businesses are subject to an increased degree of compliance oversight by regulators and by our clients. Specifically, the CFPB has authority to write rules affecting the business of, supervise, conduct examinations of and enforce compliance with federal consumer financial laws and regulations with respect to certain "non-depository covered persons" determined by the CFPB to be "larger participants" that offer consumer financial products and services. The CFPB and the prudential financial institution regulators, such as the OCC, also have the authority to examine us in our role as a service provider to large financial institutions. In addition, we believe some of our largest bank clients’ regulators are requiring the banks to exercise greater oversight and perform more rigorous audits of their key service providers such as us.

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

Our clients’ relationships with government-sponsored enterprises ("GSEs") are subject to change.

Our clients have significant relationships with Fannie Mae and Freddie Mac, which are GSEs tasked with working with financial institutions to provide liquidity to the mortgage loan market. The GSEs do this by purchasing loans from the lenders either for cash or in exchange for mortgage-backed securities that are backed by those loans and that, for a fee, carry the GSEs’ guarantee of timely payment of interest and principal to investors of those mortgage-backed securities. Because our clients service the loans owned by GSEs, we provide solutions and services for many of those loans. As a result of these relationships, GSEs have been able to implement changes to our pricing structure on certain products and services we provide. GSEs or other governmental agencies may be able to exert similar pressure on the pricing of our solutions and services in the future, which could have a material adverse effect on our business, financial condition and results of operations.

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

Further, because many of our larger existing or potential clients have historically developed their key processing applications in-house, and therefore, view their system requirements from a make-versus-buy perspective, we often compete against our existing or potential clients’ in-house capabilities. As a result, gaining new clients in our servicing and origination software businesses can be difficult. For banks and other potential clients, switching from an internally designed system to an outside vendor, or from one vendor of servicing and origination software services to a new vendor, is a significant undertaking. These potential clients worry about possible disadvantages such as loss of custom functionality, increased costs and business disruption. As a result, these potential clients often resist change. There can be no assurance that our strategies for overcoming potential clients’ reluctance to change will be successful, and if we are unsuccessful, it could have a material adverse effect on our business, financial condition and results of operations.

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

As our information technology applications and services develop, we may become increasingly subject to infringement claims. Any such claims, whether with or without merit, could:

●	be expensive and time-consuming to defend;
●	cause us to cease providing solutions that incorporate the challenged intellectual property;
●	require us to redesign our solutions, if feasible;
●	divert management’s attention and resources; and
●	require us to enter into royalty or licensing agreements in order to obtain the right to use necessary technologies.

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

We have sought to reduce our costs by utilizing lower-cost labor outside the United States. Other countries may be subject to higher degrees of political and social instability than the United States and may lack the infrastructure to withstand political unrest, natural disasters or pandemics. Such disruptions, including supply chain disruptions, can affect our ability to deliver our solutions on a timely basis, if at all, and to a lesser extent can decrease efficiency and increase our costs. Weakness of the U.S. dollar in relation to the currency used and higher inflation rates experienced in other countries may also reduce anticipated savings. Furthermore, the practice of utilizing labor based in foreign countries has come under increased scrutiny in the United States and, as a result, many of our clients may require us to use labor based in the United States. We may not be able to pass on the increased costs of higher-priced United States-based labor to our clients, which could have a material adverse effect on our business, financial condition and results of operations.

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

We depend heavily upon the computer systems and our existing technology infrastructure located in our data centers. Certain system interruptions or events beyond our control could interrupt or terminate the delivery of our solutions and services to our clients and may interfere with our suppliers’ ability to provide necessary data to us and our employees’ ability to perform their responsibilities.

These potential interruptions include, but are not limited to, damage or interruption from hurricanes, floods, fires, power losses, telecommunications outages, cyber-based attacks, ransomware attacks, terrorist attacks, acts of war, human errors and similar events. Our corporate offices and one of our data centers are located in Jacksonville, Florida, which is an area that is at high risk of hurricane and flood damage. Climate change is believed to be linked to severe weather events across the country and the potential for increases in the frequency or intensity of such events. In addition, acts of terrorism, which may be targeted at metropolitan areas that have higher population density than rural areas, could cause disruptions in our business or the economy as a whole. The servers that we use through various third-party service providers may also be vulnerable to similar disruptions, which could lead to interruptions, delays and loss of critical data. Such service providers may not have sufficient protection or recovery plans in certain circumstances, and our insurance may not be sufficient to compensate us for losses that may occur.

Defects in our software solutions, errors or delays in the processing of electronic transactions, or other difficulties could result in:

●	interruption of business operations;
●	delay in market acceptance;
●	us, or our clients, missing a regulatory deadline;
●	additional development and remediation costs;
●	diversion of technical and other resources;
●	loss of clients;
●	negative publicity; or
●	exposure to liability claims.

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

In addition, some of our origination software solutions are exposed to variances in origination volumes, primarily related to refinance volumes due to the nature of the services provided. Our data and analytics solutions that are more sensitive to fluctuations in home buying activity and origination volumes primarily relate to services where we provide data necessary for title insurance and other settlement service activities. Moreover, a rising interest rate environment, negative economic conditions, increased unemployment or a downturn in other general economic factors, among other things, could adversely affect the performance and financial condition of some of our clients in many of our businesses, which may have a material adverse effect on our business, financial condition and results of operations if these clients go bankrupt or otherwise exit certain businesses.

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

Our business relies on large numbers of skilled employees, and our success depends on our ability to attract, train and retain a sufficient number of qualified employees. There has been more competition for talent, wage inflation and benefit offerings since the global spread of COVID-19 in early 2020 and higher levels of workforce mobility. If our attrition rate increases, our operating efficiency and productivity may decrease. We will need to increase our hiring and will incur additional expenses related to retention if we are not able to maintain our attrition rate through our current recruiting and retention policies. We compete for employees not only with other companies in our industry but also with companies in other industries, such as software services, engineering services and financial services companies, and there is a limited pool of employees who have the skills and training needed to do our work. If our business continues to grow, the number of people we will need to hire may increase. Increased competition for employees could have a material adverse effect on our ability to expand our business and service our clients, as well as cause us to incur greater personnel expenses and training costs.

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

The pandemic has resulted in authorities taking various steps to mitigate some of the more severe anticipated economic effects of the virus, but there can be no assurance that such steps will be effective or achieve their desired results in a timely fashion. We may experience financial impacts that are difficult to foresee or measure.

The spread of COVID-19 has caused us to modify our business practices, including restricting employee travel, developing social distancing plans for our employees and limiting physical participation in meetings, events and conferences, and we may take further actions as may be required by government authorities or as we determine are in the best interests of our employees, clients and business partners. As the pandemic continues or becomes endemic, we are unable to predict the extent to which we will need to continue these practices or further modify our business practices to address future surges and variants. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or will otherwise be satisfactory to government authorities.

We do not yet know the full extent of the effects on our business, our operations or the economy. However, the effects could have a material adverse effect on our business, financial condition and results of operations even after the COVID-19 pandemic has subsided.

Risks Related to Our Investment in DNB

Our investment in DNB may expose us to certain risks, which could have a material adverse effect on our financial condition and results of operations.

As of February 15, 2022, we own approximately 18.5 million shares of DNB common stock with a fair value of $353 million based on DNB’s closing stock price of $19.10 on February 14, 2022. Refer to Note 4 to the Notes to Consolidated Financial Statements for additional information.

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

Risks Related to Cybersecurity and Data Privacy

If we are unable to protect our information systems against data corruption, cyber-based attacks or network security breaches, including breaches involving third-party vendors, or if we are unable to provide adequate security in the electronic transmission of sensitive data, it could have a material adverse effect on us.

We are highly dependent on information technology networks and systems, including the Internet, to securely process, transmit and store electronic information. Security breaches of this infrastructure, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, and the evolving threat landscape can create system disruptions, shutdowns or unauthorized disclosure of confidential information, including non-public personal information, consumer data and proprietary business information. Cyber-based attacks, including ransomware attacks to extort payment in return for the release of sensitive information, are increasing in frequency and sophistication. Unauthorized access, including through use of fraudulent schemes such as "phishing" schemes, could jeopardize the security of information stored in our systems. In addition, malware or viruses could jeopardize the security of information stored or used in a user’s computer. If we are unable to prevent or detect such security or privacy breaches or our third-party vendors are unable to prevent or detect such breaches, our operations could be disrupted, or we may suffer loss of reputation, financial loss, lawsuits and regulatory-imposed restrictions and penalties because of lost or misappropriated information, including sensitive consumer data, which could have a material adverse effect on our business, financial condition and results of operations. Likewise, our clients are increasingly imposing more stringent contractual obligations on us relating to our information security protections. If we are unable to maintain protections and processes at a level commensurate with that required by our large clients, it could negatively affect our relationships with those clients, increase our operating or litigation costs or subject us to liability under those contractual obligations, which could have a material adverse effect on our business, financial condition and results of operations.

Our policies and procedures, including those related to cybersecurity, may prove inadequate for the risks we face.

We have devoted significant resources to develop our policies and procedures, including those related to cybersecurity, and expect to continue to do so in the future. Nonetheless, our strategies may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk, including risks that are unidentified or unanticipated. If our solutions change and as the markets in which we operate evolve, our strategies may not always adapt to such changes. Some of our methods of managing risk are based upon our use of observed historical market behavior and management’s judgment. Other of our methods of managing risk depend on the evaluation of information regarding markets, customers, catastrophe occurrence or other matters that are publicly available or otherwise accessible to us. This information may not always be accurate, complete, up-to-date or properly evaluated. As a result, these methods may not predict future risk exposures, which could be significantly greater than the historical measures or available information indicate. In addition, management of operational, legal and regulatory risks requires, among other things, policies and procedures to record and verify large numbers of transactions and events, which may not be fully effective. While we employ a broad and diversified set of risk monitoring and risk mitigation techniques, those techniques and the judgments that accompany their application cannot anticipate every economic and financial outcome or the timing of such outcomes. If our efforts are ineffective, we could suffer losses that could have a material adverse effect on our business, financial condition and results of operations. In addition, we could be subject to litigation, particularly from our clients, and sanctions or fines from regulators.

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

We rely upon third parties for various business process and technology-related products and services, including cloud-based providers. Although we have contractual provisions with our providers that specify performance requirements, we do not ultimately control their performance, which may make our operations vulnerable to their performance failures and supply chain constraints. In addition, our failure to adequately monitor and regulate the performance of our third-party vendors could subject us to additional risk. Reliance on third parties also makes us vulnerable to changes in our vendors’ businesses, financial condition and other matters outside of our control, including their violations of laws or regulations, which could increase our exposure to liability or otherwise increase the costs associated with the operation of our business. If for any reason our relationship with any of these third parties, including cloud-based providers, were to end unexpectedly, it could require a significant amount of cost and time to transition to new third-party service providers. The failure of our providers to perform as expected or as contractually required could result in significant disruptions and costs to our operations and to the services we provide to our clients, or could result in loss of revenues, which could have a material adverse effect on our business, financial condition and results of operations.

Risk Related to Our Structure

Certain executive officers and members of our Board of Directors and our Chairman Emeritus have or will have interests and positions that could present potential conflicts.

Certain executive officers and members of our Board of Directors, as well as our Chairman Emeritus, serve on the Board of Directors of other entities or are employed by other entities. As a result of the foregoing, there may be circumstances where such persons may be subject to conflicts of interest with respect to matters potentially or actually involving or affecting us.

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

If we are unable to acquire suitable acquisition candidates, we may experience slower growth. Further, we may face challenges in integrating any acquired business. These challenges may include eliminating redundant operations, facilities and systems, coordinating management and personnel, retaining key employees, managing different corporate cultures, integrating relationships with clients, vendors and business partners while achieving revenue synergies, cost reductions and cross-selling opportunities. Acquisitions involve numerous operational, strategic, financial, accounting, legal, tax and other risks, including potential liabilities associated with acquired businesses. Difficulties in integrating acquisitions and our ability to manage the combined company may result in the combined company performing differently than expected, in operational challenges or in the delay or failure to realize anticipated revenue synergies and cost-related efficiencies, and could have an adverse effect on our financial condition, results of operations or cash flows.

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

As of December 31, 2021, we had approximately $2.4 billion of total debt outstanding.

Our indebtedness could have important consequences to us, including:

●	requiring us to use a portion of the money we earn to pay principal and interest on our debt, which could reduce the amount of money available to finance operations, acquisitions and other business activities;
●	exposing us to costs and risks associated with agreements limiting our exposure to higher interest rates, as such agreements may not offer complete protection from these risks, and subjecting us to the risk that one or more of the counterparties to these agreements may fail to satisfy their obligations under such agreements;
●	limiting our flexibility in planning for or responding to changing business and economic conditions, including increased competition, by causing us to have difficulty borrowing money in the future for working capital, capital expenditures, acquisitions or other purposes and possibly limiting our ability to pursue other business opportunities and implement certain business strategies;
●	imposing operating and financial restrictions on our activities, including compliance with, or maintenance of, certain financial tests and ratios, including a minimum interest coverage ratio and maximum leverage ratio, and limit or prohibit our ability to, among other things, take advantage of financing, mergers and acquisitions and other corporate opportunities; and
●	exposing us to possible losses in connection with our interest rate swaps that are indexed in LIBOR as result of proposed changes to LIBOR reporting practices or the pending replacement of LIBOR with an alternative reference rate.

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

Our future success substantially depends on the continued service and performance of the members of our senior leadership team. These personnel possess business and technical capabilities that are difficult to replace. We have attempted to mitigate this risk by entering into long-term (two to three year) employment contracts with the members of our senior management operating team and providing long-term incentive compensation with multi-year vesting provisions. Effective May 16, 2022, Anthony M. Jabbour, our Chairman and Chief Executive Officer, will assume the role of Executive Chairman of the Board of Directors, Joseph M. Nackashi, our President, will assume the role of Chief Executive Officer and Kirk T. Larsen, our Chief Financial Officer, will assume the role of President and Chief Financial Officer. If we lose key members of our senior management operating team or are unable to effect smooth transitions from one executive to another as part of our succession plan, we may not be able to effectively manage our current operations or meet ongoing and future business challenges, and this could have a material adverse effect on our business, financial condition and results of operations.

Current and future litigation, investigations or other actions against us could be costly and time consuming to defend.

We are from time to time subject to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our clients in connection with commercial disputes and employment claims made by our current or former employees.

On November 5, 2019, Black Knight Servicing Technologies, LLC (“BKST”), a wholly-owned indirect subsidiary of Black Knight, filed a Complaint and Demand for Jury Trial (the “Black Knight Complaint”) against PennyMac Loan Services, LLC (“PennyMac”). Shortly after the filing of the Black Knight Complaint, on November 6, 2019, PennyMac filed an Antitrust Complaint (the “PennyMac Complaint”) against Black Knight. Refer to Note 13 to the Notes to Consolidated Financial Statements for more information related to the PennyMac litigation matter.

Litigation can result in substantial costs and may divert management’s attention and resources, which may seriously harm our business, financial condition and results of operations. From time to time, we also receive requests for information from various state and federal regulatory authorities, some of which take the form of civil investigative demands or subpoenas. Some of these regulatory inquiries may result in the assessment of fines for violations of regulations or settlements with such authorities requiring a variety of remedies.

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

Provisions contained in our charter and bylaws and provisions of the Delaware General Corporation Law ("DGCL") could delay or prevent us from entering into a strategic transaction with a third party, as applicable, even if such a transaction would benefit our shareholders. For example, our charter and bylaws:

●	authorize the issuance of "blank check" preferred stock that could be issued by us upon approval of our Board of Directors to increase the number of outstanding shares of capital stock, making a takeover more difficult and expensive;
●	provide that directors elected prior to 2020 may be removed from office only for cause and that any vacancy on our Board of Directors may only be filled by a majority of our directors then in office, which may make it difficult for other shareholders to reconstitute our Board of Directors;

●	provide that special meetings of the shareholders may be called only upon the request of a majority of our Board of Directors or by the chairman of the Board of Directors or our chief executive officer; and
●	require advance notice to be given by shareholders for any shareholder proposals or director nominees.

By virtue of not opting out of Section 203 of the DGCL in our amended and restated certificate of incorporation, we are subject to Section 203 of the DGCL, which prohibits a publicly held Delaware corporation from engaging in a "business combination" with an "interested stockholder" for a period of three years after the time the shareholder became an interested stockholder, subject to certain exceptions, including if, prior to such time, the board of directors approved the business combination or the transaction which resulted in the shareholder becoming an interested stockholder. "Business combinations" include mergers, asset sales and other transactions resulting in a financial benefit to the "interested stockholder." Subject to various exceptions, an "interested stockholder" is a person who, together with his or her affiliates and associates, owns or within three years did own 15% or more of the corporation’s outstanding voting stock. These restrictions generally prohibit or delay the accomplishment of mergers or other takeover or change of control attempts that are not approved by a company’s Board of Directors.

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

The market price of our common stock could fluctuate significantly, and you may not be able to resell your shares at or above the price at which your shares were acquired. Those fluctuations could be based on various factors, including those described above and the following:

●	our operating performance and the performance of our competitors and fluctuations in our operating results;
●	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;
●	changes in earnings estimates or recommendations by research analysts who follow us or other companies in our industry;
●	global, national or local economic, legal and regulatory factors unrelated to our performance;
●	announcements of positive news by us or our competitors, such as announcements of new products, services, strategic investments or acquisitions;
●	announcements of negative news by us or our competitors, such as announcements of poorer than expected results of operations, data breaches or significant litigation;
●	actual or anticipated variations in our or our competitors’ operating results, and our and our competitors’ growth rates;
●	failure by us or our competitors to meet analysts’ projections or guidance we or our competitors may give the market;
●	changes in laws or regulations, or new interpretations or applications of laws and regulations, that are applicable to our business;
●	changes in accounting standards, policies, guidance, interpretations or principles;
●	the arrival or departure of key personnel;
●	the number of shares publicly traded;
●	future sales or issuances of our common stock, including sales, distributions or issuances by us, our officers or directors and our significant shareholders; and
●	other developments affecting us, our industry or our competitors.

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

Item 3.           Legal Proceedings

For a description of our legal proceedings, see Note 13 to the Notes to Consolidated Financial Statements included in Part II Item 8 of this Report, which is incorporated by reference into this Part I, Item 3.

Item 4.           Mine Safety Disclosure

Not applicable.

PART II

Item 5.           Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Shares of our common stock are listed on the New York Stock Exchange ("NYSE") and trade under the symbol "BKI".

On January 31, 2022, the closing price of our common stock on the NYSE was $74.60 per share. We had 5,933 holders of record of our common stock as of January 31, 2022. The actual number of shareholders is greater than this number of record holders, and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

There were no unregistered sales of equity securities during the years ended December 31, 2021, 2020 and 2019.

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

There were no share repurchases during the fourth quarter of 2021. As of December 31, 2021, there are 8.0 million shares remaining under the repurchase authorization.

Performance Graph

The following graph shows a comparison of the cumulative total return for our common stock, the S&P 500 Index and the S&P North American Technology Sector Index from December 31, 2016 through December 31, 2021. The data for the S&P 500 Index and the S&P North American Technology Sector Index assumes reinvestment of dividends. The graph assumes an initial investment of $100, and the cumulative returns are based on the market price as of each year-end. Note that historic stock price performance is not necessarily indicative of future stock price performance.

*$100 invested on December 31, 2016 in Black Knight or each respective index, including reinvestment of dividends.

Copyright© 2021 Standard & Poor’s, a division of S&P Global. All rights reserved.

	December 31,
	2017	2018	2019	2020	2021
Black Knight	$117	$119	$171	$234	$219
S&P 500 Index	$122	$116	$153	$181	$233
S&P North American Technology Sector Index	$138	$142	$202	$294	$371

Item 6.            [Reserved]

Item 7.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Black Knight is a premier provider of integrated, innovative, mission-critical, high-performance software solutions, data and analytics to the U.S. mortgage and real estate markets. Our mission is to transform the markets we serve by delivering innovative solutions that are integrated across the homeownership lifecycle and that result in realized efficiencies, reduced risk and new opportunities for our clients to help them achieve greater levels of success.

We believe businesses leverage our robust, integrated solutions across the entire homeownership lifecycle to help retain existing clients, gain new clients, mitigate risk and operate more efficiently. Our clients rely on our proven, comprehensive, scalable solutions and our unwavering commitment to delivering exceptional client support to achieve their strategic goals and better serve their customers.

We have a focused strategy of continuous innovation across our business supported by strategic acquisitions – and even more importantly, the integration of those innovations and acquisitions into our broader ecosystem. Our scale allows us to continually invest in our business, both to meet ever-changing industry requirements and to maintain our position as a leading provider of platforms for the mortgage and real estate markets.

Deep business and regulatory expertise and an unparalleled, holistic view of the markets we serve allow us the privilege of being a trusted advisor to our clients, who range from the nation’s largest lenders and mortgage servicers to institutional portfolio managers and government entities, to individual real estate agents and mortgage brokers. Clients leverage our software ecosystem across a range of real estate and housing finance verticals through multiple digital channels, using our offerings to drive more business, reduce risk and deliver a best-in-class customer experience, all while operating more efficiently and cost-effectively.

The table below summarizes active first and second lien mortgage loans on our mortgage loan servicing software solution and the related market data, reflecting our leadership in the mortgage loan servicing software solutions market (in millions):

	First lien		Second lien		Total first and second lien
	as of December 31,		as of December 31,		as of December 31,
	2021	2020	2021	2020	2021	2020
Active loans	33.4	32.4	3.2	3.5	36.6	35.9
Market size	53.2 (1)	53.4 (1)	12.2 (2)	12.6 (2)	65.4	66.0
Market share	63%	61%	26%	28%	56%	54%
(1)	Estimates according to the Black Knight Mortgage Monitor Reports as of December 31, 2021 and 2020 for U.S. first lien mortgage loans. These estimates are subject to change.
(2)	Estimates according to the January 2022 Equifax National Consumer Credit Trends Reports as of December 2021 and 2020 for U.S. second lien mortgage loans. These estimates are subject to revision.

We have long-standing relationships with our clients – a majority of whom enter into long-term contracts that include multiple, integrated products embedded into mission-critical, client-side workflow and decision processes. This speaks to the confidence our clients, which include some of the largest financial institutions in the world, have in our solutions and our commitment to serve them. The contractual nature of our revenues and stickiness of our client relationships make our revenues both highly visible and recurring in nature. Our scale and integrated ecosystem of solutions drive significant operating leverage and cross-sell opportunities, enabling our clients to continually benefit from new and greater operational efficiencies while simultaneously allowing us to generate strong margins and cash flows.

Our Markets

The Black Knight ecosystem stretches across four core “pillar” verticals: mortgage loan servicing, mortgage origination, capital markets and real estate; with our data and analytics flowing throughout and between the interconnected ecosystem of solutions. As we integrate our innovations and acquired technologies, we are committed to continually improving the end consumer experience, driving further efficiencies for our clients and helping them to win new customers and retain existing customers.

Recent Developments

On September 15, 2020, we completed a series of transactions and completed the acquisition of Optimal Blue, LLC (“Optimal Blue”). In connection with the acquisition of Optimal Blue, we contributed $762.0 million in cash and our Compass Analytics business to a newly formed entity, Optimal Blue Holdco, LLC (“Optimal Blue Holdco”), which was formed for the purpose of acquiring Optimal Blue and certain affiliates. As of December 31, 2021 and 2020, we owned 60% of Optimal Blue Holdco.

On February 15, 2022, we acquired the remaining Class A units of Optimal Blue Holdco from Cannae Holdings, LLC (“Cannae”) and affiliates of Thomas H. Lee Partners, L.P. (“THL”) in exchange for aggregate consideration of approximately 36.4 million shares of Dun & Bradstreet Holdings, Inc. (“DNB”) common stock and $433.5 million in cash, funded with borrowings on our revolving credit facility. The aggregate consideration and number of shares of DNB common stock paid to Cannae and THL was based on the 20-day volume-weighted average price of DNB common stock for the period ending on February 14, 2022. Refer to Note 2 — Significant Accounting Policies and Note 3 — Business Acquisitions to the Notes to Consolidated Financial Statements for additional information.

Business Trends and Conditions

Market Trends

Market trends that have spurred lenders and servicers to seek software, data and analytics solutions are as follows:

Integral role of technology in the U.S. mortgage loan industry. Over the past few years, the homebuyer’s processes have become more digital, and banks and other lenders and servicers have become increasingly focused on automation and workflow management to operate more efficiently and meet their regulatory requirements as well as using technology to enhance the consumer experience during the mortgage loan origination, closing and servicing processes. Since the start of the COVID-19 pandemic, our clients have become increasingly aware that digital solutions are integral to their ability to stay connected with their customer base in times when face-to-face interactions are not possible. We believe technology providers must be able to support the complexity and dynamic nature of the market, display extensive industry knowledge and possess the financial resources to make the necessary investments in technology and software to support lenders and servicers. This includes an enhanced digital experience along with the application of artificial intelligence, robotic process automation and adaptive learning.

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

Lenders increasingly focused on core operations. As a result of regulatory scrutiny, a decline in refinance origination volumes due to a rising interest rate environment and the higher cost of doing business, we believe lenders have become more focused on their core operations and customers. We believe lenders are increasingly shifting from in-house solutions to third-party solutions that provide a more comprehensive and efficient solution. Lenders require these providers to deliver best-in-class solutions and deep domain expertise and to assist them in maintaining regulatory compliance.

COVID-19 Pandemic and the Effect on Our Business

COVID-19 and the U.S.’s response to the pandemic are significantly affecting the mortgage and real estate industries. A moratorium on mortgage loan foreclosures and evictions and mortgage loan forbearance programs for certain borrowers that allowed mortgage loan payments to be suspended for up to 12 months were put in place. The federal moratoriums expired on July 31, 2021. However, the Consumer Financial Protection Bureau (“CFPB”) amended the federal mortgage servicing regulations to support the housing market’s smooth and orderly transition as federal foreclosure protections expire. The amendments established temporary safeguards to help prevent a surge of foreclosures and ensured that borrowers had time before foreclosure to explore their options. In addition, many states implemented additional guidance that extended their moratorium on mortgage loan foreclosures and evictions, and additional extensions of these moratoriums may be implemented in the future.

The extraordinary effects of the broad-based response to the COVID-19 pandemic have delayed the timing of certain revenues. Specifically, the mortgage loan foreclosure moratorium and forbearance plans have reduced the number of foreclosures being processed on our BankruptcySM/ForeclosureSM and InvoicingSM software solutions for which revenue is recognized as transactions occur. The ultimate effect of the pandemic is uncertain and subject to change. We cannot currently predict the full extent of the effects on the economy, the markets we serve, our business or our operations.

Our Business Segments

Our business is organized into two segments: Software Solutions and Data and Analytics.

Software Solutions

Our Software Solutions segment offers software solutions that support loan servicing, loan origination and settlement services. Our software solutions revenues were 85%, 84% and 86% of our consolidated revenues for the years ended December 31, 2021, 2020 and 2019, respectively.

The following table summarizes our software solutions revenues (in millions):

	Year ended December 31,			% of segment revenues
	2021	2020	2019	2021	2020	2019
Servicing software solutions	$838.9	$777.7	$815.5	67%	75%	81%
Origination software solutions	411.1	262.5	196.8	33%	25%	19%
Software Solutions	$1,250.0	$1,040.2	$1,012.3	100%	100%	100%

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

As a result of the effects of the broad-based response to the COVID-19 pandemic, we have seen lower foreclosure-related transactional revenues due to the mortgage loan foreclosure moratorium. We expect higher foreclosure-related transactional revenues in 2022 as a result of the expiration of the federal foreclosure moratorium. As of February 15, 2022, Black Knight’s McDashSM Flash Forbearance Tracker estimated 0.8 million homeowners, or 1.5% of all U.S. mortgage loans, were in COVID-19 mortgage loan forbearance plans.

Our origination software solutions primarily include our solutions that automate and facilitate the origination of mortgage loans and provide an interconnected network allowing the various parties and systems associated with lending transactions to exchange data quickly and efficiently. Our exposure to origination volumes is limited as our loan origination system revenues are based on closed loan volumes subject to minimum base software fees that are contractually obligated, and our secondary marketing technologies’ revenues are primarily subscription-based. Some of our origination software solutions are exposed to variances in origination volumes, primarily related to refinance volumes due to the nature of the services provided. While we have seen elevated refinance origination volumes for a prolonged period of time, we expect to see lower refinance origination volumes in 2022 due to record volumes in prior years and a rising interest rate environment. We expect the effect of lower refinance origination volumes to be partially offset by higher purchase origination volumes based on the most recent Mortgage Bankers Association forecast for 2022. Our origination software solutions that are more sensitive to origination volumes were approximately 5% of our consolidated revenues for the year ended December 31, 2021.

Data and Analytics

Our Data and Analytics segment offers data and analytics solutions to the mortgage, real estate and capital markets verticals. These solutions include property ownership data, lien data, servicing data, automated valuation models, collateral risk scores, behavioral models, a multiple listing service software solution and other data solutions. Our data and analytics business is predominantly based on longer-term strategic data licenses, other data licenses and subscription-based revenues. Our data and analytics revenues were 15%, 16% and 14% of our consolidated revenues for the years ended December 31, 2021, 2020 and 2019, respectively. Our data and analytics solutions that are more sensitive to fluctuations in home buying activity and origination volumes were approximately 4% of our consolidated revenues for the year ended December 31, 2021 and relate to services where we provide data necessary for title insurance and other settlement service activities.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon audited consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The preparation of these consolidated financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosures with respect to contingent liabilities and assets at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Certain of our accounting policies and estimates require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our actual results may differ from those estimates. See Note 2 to the Notes to Consolidated Financial Statements for additional description of the significant accounting policies that have been followed in preparing our consolidated financial statements.

The accounting policies described below are those we consider to be the most critical to an understanding of our financial condition and results of operations and that require the most complex and subjective management judgment.

Revenue Recognition

At times, revenue recognition requires significant judgment, especially for our complex arrangements that include multiple performance obligations, or deliverables, such as arrangements that include the implementation of several software solutions over a period of time as well as post-implementation subscription fees and support for those solutions. The amount of revenues we recognize in a particular period depends on the value we allocate to the products and services delivered during that period. Our critical judgments for revenue recognition relate to (i) identifying performance obligations within the arrangement, including whether those obligations are distinct or should be combined; (ii) determining the standalone selling price ("SSP") for each performance obligation; and (iii) determining the effect of contract modifications.

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

Purchase Accounting

We are required to allocate the purchase price of acquired businesses to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values, with the excess recorded as goodwill. We generally engage third-party valuation specialists to assist us in making fair value determinations. The third-party valuation specialists generally use discounted cash flow models, which require internally-developed assumptions, to determine the acquisition fair value of client relationship intangible assets and developed technology software assets. Assumptions for client relationship asset valuations generally include forecasted revenue attributable to existing customer contracts and relationships, estimated annual attrition, forecasted earnings before interest, taxes, depreciation and amortization margin and estimated weighted average cost of capital and discount rates. Assumptions for software asset valuations generally include forecasted revenue attributable to the software assets, obsolescence rates, estimated royalty rates and estimated weighted average cost of capital and discount rates. The forecasted financial performance used in the discounted cash flow models are critical accounting estimates in determining the fair value of customer relationships and software asset valuations as these estimates are influenced by many factors, including historical financial information and management’s expectation for future operating results as a combined company.

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

Refer to Note 3 to the Notes to Consolidated Financial Statements for discussion of our acquisitions during years ended December 31, 2021, 2020 and 2019.

Goodwill

Goodwill is tested for impairment annually or more frequently if circumstances indicate potential impairment, through a comparison of a reporting unit’s fair value to its carrying value. Goodwill impairment assessments require a significant amount of management judgement, and a meaningful change in one or more of the underlying forecasts, estimates or assumptions used in testing goodwill for impairment could have a material impact on our results of operations and financial position. Our impairment test may first consider qualitative factors to determine whether it is more likely than not that a reporting unit's carrying amount exceeds its fair value. Qualitative factors include macroeconomic conditions, industry and market changes, our overall financial performance, changes in share price and other events or changes in circumstances that could negatively affect us. If the results of a qualitative assessment indicate a potential for impairment, a quantitative goodwill impairment test is performed. The quantitative process of determining whether or not an asset, such as goodwill, is impaired or recoverable relies on a weighted average of multiple valuation methods, primarily a combination of an income approach and a market approach. The income approach includes the present value of estimated future cash flows, while the market approach uses earnings multiples of similar guideline public companies or of similar guideline transactions. The income approach used to assess goodwill for impairment is a critical estimate because the forecasted growth rate assumptions underlying the estimated future cash flows is subject to management's judgement based upon the best available market information, internal forecasts and operating plans. A deterioration in this assumption could adversely impact our results of operations and financial position.

For the years ended December 31, 2021, 2020 and 2019, we performed a qualitative assessment for our annual goodwill impairment test, and we concluded that it is more likely than not that the fair value of each of our reporting units continued to exceed its respective carrying values.

Results of Operations

See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021, for a discussion of our consolidated and segment results of operations for 2020 compared to 2019.

Key Performance Metrics

Revenues, EBITDA and EBITDA Margin for the Software Solutions and Data and Analytics segments are presented in conformity with ASC Topic 280, Segment Reporting. These measures are reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing their performance. For these reasons, these measures are excluded from the definition of non-GAAP financial measures under the Securities and Exchange Commission’s ("SEC") Regulation G and Item 10(e) of Regulation S-K.

Consolidated Results of Operations

The following tables present certain financial data for the periods indicated (dollars in millions):

	Year ended December 31,
	2021	2020	2019
Revenues	$1,475.2	$1,238.5	$1,177.2
Expenses:
Operating expenses	793.9	669.6	646.0
Depreciation and amortization	365.0	270.7	236.2
Transition and integration costs	13.3	31.4	5.4
Total expenses	1,172.2	971.7	887.6
Operating income	303.0	266.8	289.6
Operating margin	20.5%	21.5%	24.6%
Interest expense, net	(83.6)	(62.9)	(63.5)
Other (expense) income, net	(6.4)	16.4	(1.4)
Earnings before income taxes and equity in earnings (losses) of unconsolidated affiliates	213.0	220.3	224.7
Income tax expense	35.7	41.6	41.9
Earnings before equity in earnings (losses) of unconsolidated affiliates	177.3	178.7	182.8
Equity in earnings (losses) of unconsolidated affiliates, net of tax	2.6	67.1	(74.0)
Net earnings	179.9	245.8	108.8
Net losses attributable to redeemable noncontrolling interests	28.0	18.3	—
Net earnings attributable to Black Knight	$207.9	$264.1	$108.8

Net earnings per share attributable to Black Knight common shareholders:
Diluted	$1.33	$1.73	$0.73
Weighted average shares of common stock outstanding:
Diluted	155.8	152.9	148.6

Segment Financial Results

Revenues

We generate revenues through contractual arrangements we enter into with our clients to provide products or services either individually or in combination with one another as part of an integrated offering of multiple services. These arrangements occasionally include offerings from more than one segment to the same client.

The following table sets forth revenues by segment for the periods presented (in millions):

	Year ended December 31,		Variance
	2021	2020	$	%
Software Solutions	$1,250.0	$1,040.2	$209.8	20%
Data and Analytics	225.2	198.7	26.5	13%
Corporate and Other(1)	—	(0.4)	0.4	NM
Total	$1,475.2	$1,238.5	$236.7	19%
(1)	Revenues for Corporate and Other represent deferred revenue purchase accounting adjustments recorded in accordance with GAAP.

Software Solutions

Our Software Solutions segment revenues are primarily derived from software solutions and professional services. Revenues from software solutions are typically volume-based agreements driven by factors such as the number of accounts processed, transactions processed and system resources utilized. Professional services consist of pre-implementation and post-implementation support and services and are primarily billed on a time and materials basis. Professional services may also include dedicated teams provided as part of agreements with software solutions clients.

Revenues were $1,250.0 million in 2021 compared to $1,040.2 million in 2020, an increase of $209.8 million, or 20%. Our servicing software solutions revenues increased 8%, or $61.2 million, primarily driven by revenues from new clients, higher usage-based revenues on MSP® and sales of new innovative solutions, partially offset by approximately $8 million of lower foreclosure-related revenues due to the foreclosure moratorium as part of the CARES Act. Our origination software solutions revenues increased 57%, or $148.6 million, primarily driven by revenues of $119.4 million related to acquired businesses, revenues from new clients, the network effect in Optimal Blue and innovation sales, partially offset by attrition.

Data and Analytics

Our Data and Analytics segment revenues are primarily derived from property ownership data, lien data, servicing data, automated valuation models, collateral risk scores, behavioral models, a multiple listing service software solution and other data solutions.

Revenues were $225.2 million in 2021 compared to $198.7 million in 2020, an increase of $26.5 million, or 13%. The increase was primarily driven by strong sales execution across nearly all business lines, revenues of $5.4 million related to acquired businesses and revenues from new innovation sales, partially offset by attrition.

EBITDA and EBITDA margin

The following tables set forth EBITDA (in millions) and EBITDA margin by segment for the periods presented:

	Year ended December 31,		Variance
	2021	2020	$	%
Software Solutions	$713.7	$604.6	$109.1	18%
Data and Analytics	80.2	64.8	15.4	24%

	Year ended December 31,		Variance
	2021	2020	Basis points
Software Solutions	57.1%	58.1%	(100)
Data and Analytics	35.6%	32.6%	300

Software Solutions

EBITDA was $713.7 million in 2021 compared to $604.6 million in 2020, an increase of $109.1 million, or 18%, with an EBITDA margin of 57.1%, a decrease of 100 basis points from the prior year. The EBITDA margin decrease was driven by revenue mix and increased investments in innovation and client support.

Data and Analytics

EBITDA was $80.2 million in 2021 compared to $64.8 million in 2020, an increase of $15.4 million, or 24%, with an EBITDA margin of 35.6%, an increase of 300 basis points from prior year. The EBITDA margin increase was primarily driven by incremental margins on revenue growth.

Consolidated Financial Results

Operating Expenses

Operating expenses primarily include compensation costs, including equity-based compensation and benefits, hardware and software maintenance costs, software subscription costs, cloud computing costs, rent-related costs and professional services.

The following table sets forth operating expenses by segment for the periods presented (in millions):

	Year ended December 31,		Variance
	2021	2020	$	%
Software Solutions	$536.3	$435.6	$100.7	23%
Data and Analytics	145.0	133.9	11.1	8%
Corporate and Other(1)	112.6	100.1	12.5	12%
Total	$793.9	$669.6	$124.3	19%
(1)	Operating expenses for Corporate and Other include equity-based compensation, including certain related payroll taxes, of $42.9 million and $40.6 million in 2021 and 2020, respectively.

The increase in Operating Expenses was primarily driven by the effect of prior year acquisitions, higher net personnel expense, including higher medical costs, higher incentive compensation expense, including equity-based compensation, and software subscription and maintenance costs.

Depreciation and Amortization

Depreciation and amortization expense consists of our depreciation related to investments in property and equipment, including hardware, as well as amortization of purchased and developed software and other intangible assets, primarily client relationship assets recorded in connection with acquisitions. It also includes the amortization of deferred contract costs.

The following table sets forth Depreciation and amortization by segment for the periods presented (in millions):

	Year ended December 31,		Variance
	2021	2020	$	%
Software Solutions	$131.1	$120.9	$10.2	8%
Data and Analytics	15.5	15.1	0.4	3%
Corporate and Other(1)	218.4	134.7	83.7	62%
Total	$365.0	$270.7	$94.3	35%
(1)	Depreciation and amortization for Corporate and Other primarily represents net incremental depreciation and amortization adjustments associated with the application of purchase accounting recorded in accordance with GAAP.

The increase in Depreciation and amortization is primarily related to the amortization of acquired intangible assets from acquisitions.

Transition and Integration Costs

Transition and integration costs were $13.3 million in 2021 compared to $31.4 million in 2020. Transition and integration costs in 2021 primarily consisted of costs associated with acquisitions, including costs pursuant to purchase agreements, and expense reduction initiatives. Transition and integration costs in 2021 also include the reversal of $2.5 million of certain contingent consideration liabilities associated with prior years’ acquisitions. Transition and integration costs in 2020 primarily consisted of costs associated with acquisitions, including transaction costs of $15.0 million related to the acquisition of Optimal Blue, and expense reduction initiatives.

Interest Expense, Net

Interest expense, net consists primarily of interest expense on our borrowings, payments on our interest rate swaps, amortization of our debt issuance costs and original issue discount, commitment fees on our revolving credit facility and administrative agent fees net of capitalized interest and interest income.

Interest expense, net was $83.6 million in 2021 compared to $62.9 million in 2020, an increase of $20.7 million, or 33%. The increase was primarily driven by our higher average outstanding debt balances primarily related to the Senior Notes issued by our indirect, wholly-owned subsidiary Black Knight InfoServ, LLC (“BKIS”) and due in 2028, partially offset by lower interest rates.

Other Expense, Net

Other expense, net was $6.4 million in 2021 compared to Other income, net $16.4 million in 2020. The 2021 amounts primarily related to legal fees and the debt refinancing. The 2020 amounts primarily related to a recognized gain of $18.5 million for the resolution of a legacy legal matter.

Income Tax Expense

Income tax expense represents federal, state, local and foreign income taxes. Income tax expense was $35.7 million in 2021 compared to $41.6 million in 2020. Our effective tax rate was 16.8% in 2021 compared to 18.9% in 2020. Our effective tax rate for 2021 differs from the statutory rate of 21% primarily due to the effect of research and experimentation tax credits and the effect of excess tax benefits related to the vesting of restricted shares of our common stock. Our effective tax rate for 2020 differs from the statutory rate of 21% primarily due to the effect of return to provision adjustments, research and experimentation tax credits and the effect of excess tax benefits related to the vesting of restricted shares of our common stock. Refer to Note 18 to the Notes to Consolidated Financial Statements for more information related to the components of our effective tax rate.

Equity in Earnings of Unconsolidated Affiliates, Net of Tax

Equity in earnings of unconsolidated affiliates, net of tax primarily represents the effect of our investment in Dun & Bradstreet Holdings, Inc. (“DNB”), which is accounted for as an equity-method investment. Equity in earnings of unconsolidated affiliates, net of tax consists of the following (in millions):

	Year ended December 31,
	2021	2020
Equity in losses of unconsolidated affiliates, net of tax	$(7.3)	$(26.1)
Non-cash gain related to DNB's issuance of common stock, net of tax	9.9	88.2
Sale of an equity method investment, net of tax	—	5.0
Equity in earnings of unconsolidated affiliates, net of tax	$2.6	$67.1

Refer to Note 4 to the Notes to Consolidated Financial Statements for more information related to our investment in DNB.

Liquidity and Capital Resources

Cash Requirements

Our primary sources of liquidity are our existing cash balances, cash flows from operations and borrowings on our revolving credit facility. On March 10, 2021, BKIS entered into an amended and restated credit agreement that extended the maturity of the facilities thereunder until March 2026 and delayed mandatory term loan payments until March 2022. Refer to Note 11 to the Notes to Consolidated Financial Statements included in Part II Item 8 of this Report, which is incorporated by reference into this Part II Item 7. As of December 31, 2021, we had cash and cash equivalents of $77.1 million, outstanding debt principal of $2,414.9 million and available capacity of $744.0 million on our revolving credit facility.

Our primary cash requirements include operating expenses, debt service payments (principal and interest), capital expenditures (including property, equipment and software expenditures) and tax-related payments and may include  business acquisitions and share repurchases.

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

The CARES Act allows us to defer certain payments of our share of social security taxes until December 31, 2022. As of December 31, 2021, we have deferred $7.6 million of payments related to employer social security taxes.

DNB Investment

DNB is a leading global provider of business decisioning data and analytics. As of December 31, 2021, we owned 54.8 million shares of DNB common stock. As of December 31, 2021, our ownership interest in DNB was 12.8%, DNB’s closing share price was $20.49 and the fair value of our investment in DNB was $1,123.9 million before tax. As of December 31, 2021, assuming a statutory tax rate of 25.3%, the estimated after-tax value of our investment in DNB is $964.2 million.

On February 15, 2022, we exchanged approximately 36.4 million shares of DNB common stock for a portion of the remaining Class A units in Optimal Blue Holdco we acquired from Cannae and THL. Following this transaction, we own 4.3%

of DNB’s outstanding common stock with a fair value of $352.8 million based on the February 14, 2022 closing price of $19.10. Refer to Note 4 to the Notes to Consolidated Financial Statements included in Part II Item 8 of this Report, which is incorporated by reference into this Part II Item 7.

Cash Flows

The following table provides a summary of cash flows from operating, investing and financing activities (in millions):

	Year ended December 31,
	2021	2020	2021 v. 2020
Cash flows provided by operating activities	$449.9	$415.4	$34.5
Cash flows used in investing activities	(429.8)	(2,089.2)	1,659.4
Cash flows provided by financing activities	22.3	1,693.1	(1,670.8)
Net increase in cash and cash equivalents	$42.4	$19.3	$23.1

Operating Activities

The $34.5 million increase in cash provided by operating activities in 2021 compared to 2020 is primarily related to higher earnings before non-cash adjustments, partially offset by higher commission payments, payments of previously deferred payroll taxes under the CARES Act and higher income tax payments.

Investing Activities

The $1,659.4 million decrease in cash used in investing activities in 2021 compared to 2020 is primarily related to the Optimal Blue acquisition and our investment in DNB in 2020, partially offset by our 2021 acquisitions.

Financing Activities

The $1,670.8 million decrease in cash provided by financing activities in 2021 compared to 2020 is primarily related to the August 2020 issuance by  BKIS of $1.0 billion in aggregate principal amount of 3.625% senior unsecured notes due 2028, contributions from affiliates of Cannae and THL related to their redeemable noncontrolling interests in Optimal Blue Holdco, LLC and the issuance of shares of common stock in 2020, partially offset by net borrowings on our revolving credit facility and share repurchases in 2021.

Financing

For a description of our financing arrangements, see Note 11 to the Notes to Consolidated Financial Statements included in Part II Item 8 of this Report, which is incorporated by reference into this Part II Item 7.

Contractual Obligations

Our long-term contractual obligations generally include our debt and related interest payments, data processing and maintenance commitments and operating and finance lease payments for our offices, data centers, property and equipment. These long-term contractual obligations extend through 2028.

		Payments due by period
	Total	2022	2023	2024	2025	2026	Thereafter
Debt(1)	$2,414.9	$32.7	$33.7	$57.5	$57.5	$1,233.5	$1,000.0
Interest on debt(2)	362.6	74.0	61.2	57.9	56.9	40.1	72.5
Software subscription, cloud computing and hardware and software maintenance agreements	126.7	58.9	54.1	13.2	0.5	—	—
Operating lease payments	38.9	10.9	9.1	8.1	3.3	2.8	4.7
Other(3)	8.6	1.9	1.9	1.9	1.9	0.6	0.4
Total	$2,951.7	$178.4	$160.0	$138.6	$120.1	$1,277.0	$1,077.6
(1)	Includes finance lease obligations.
(2)	These calculations include the effect of our interest rate swaps and assume that (a) applicable margins remain constant; (b) our term A loan and revolving credit facility variable rate debt is priced at the one-month LIBOR rate in effect as of December 31, 2021; (c) only mandatory debt repayments are made; and (d) no refinancing occurs at debt maturity.
(3)	Other includes commitment fees on our revolving credit facility and rating agencies fees.

Share Repurchase Program

On February 12, 2020, our Board of Directors approved a three-year share repurchase program (“2020 Repurchase Program”) authorizing us to repurchase up to 10.0 million shares of our outstanding common stock through February 12, 2023, through open market purchases, negotiated transactions or other means, in accordance with applicable securities laws and other restrictions.

A summary of share repurchases under our 2020 Repurchase Program for the periods covered in this report is as follows (in millions, except for per share amounts):

				Shares remaining
				under repurchase
	Total number of shares	Aggregate purchase	Average price paid per	authorization as of
Year	repurchased	price	share	December 31,
2021	2.0	$146.7	$73.91	8.0

We did not repurchase any shares under the 2020 Repurchase Program during the year ended December 31, 2020.

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

Market Risk

We regularly assess market risks and have established policies and business practices designed to protect against the adverse effects of these exposures. We are exposed to market risks primarily from changes in interest rates. We use interest rate swaps to manage interest rate risk. We do not use interest rate swaps for trading purposes, to generate income or to engage in speculative activity. Our interest rate swaps represent our material off-balance sheet arrangements.

Interest Rate Risk

In addition to existing cash balances and cash provided by operating activities, we use fixed and variable rate debt to finance our operations.

Our Senior Notes represent our fixed-rate long-term debt. Refer to Note 11 to the Notes to Consolidated Financial Statements. The carrying value of our Senior Notes was $989.6 million, net of original issue discount and debt issuance costs, as of December 31, 2021. The fair value of our Senior Notes was approximately $1,002.5 million as of December 31, 2021. The potential reduction in fair value of the Senior Notes from a hypothetical 10 percent increase in market interest rates would not be material to the overall fair value of debt.

We enter into interest rate swap agreements to hedge forecasted monthly interest rate payments on our variable rate debt. We are exposed to interest rate risk on our debt obligations and related interest rate swaps. As of December 31, 2021, we had $1,406.0 million in long-term debt principal outstanding from our Facilities, as described in Note 11 to the Notes to Consolidated Financial Statements, all of which is variable rate debt.

As of December 31, 2021, the Facilities represent our long-term debt obligations exposed to interest rate risk. We performed a sensitivity analysis based on the principal amount of debt as of December 31, 2021, as well as the effect of our interest rate swaps. Further, in this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. An increase of 100 basis points in the applicable interest rate would cause an increase in interest expense of $12.1 million on an annual basis ($7.1 million including the effect of our current interest rate swaps). A decrease in the applicable rate to 0% would cause a decrease in interest expense of $2.5 million on an annual basis ($1.3 million including the effect of our current interest rate swaps) as the 1-week and 1-month LIBOR were approximately 0.10% each as of December 31, 2021.

As of December 31, 2021, we have the following interest rate swaps agreements (collectively, the "Swap Agreements") (in millions):

Effective dates	Notional amount	Fixed rates
March 31, 2017 through March 31, 2022	$200.0	2.08%
April 30, 2018 through April 30, 2023	$250.0	2.61%
January 31, 2019 through January 31, 2023	$300.0	2.65%

Under the terms of the Swap Agreements, we receive payments based on the 1-month LIBOR rate (approximately 0.10% as of December 31, 2021).

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Black Knight, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Black Knight, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of earnings and comprehensive earnings, equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated February 25, 2022 expressed an unqualified opinion on those consolidated financial statements.

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

February 25, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Black Knight, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Black Knight, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of earnings and comprehensive earnings, equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Investment in Star Parent, L.P.

As discussed in Note 4 to the consolidated financial statements, the Company made an investment in Star Parent, L.P., the ultimate parent of The Dun & Bradstreet Corporation, on February 8, 2019.

Acquisition of Optimal Blue, LLC

As discussed in Notes 2 and 3 to the consolidated financial statements, the Company acquired Optimal Blue, LLC on September 15, 2020.

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

Assessment of revenue recognition for contracts with multiple performance obligations or modifications

As discussed in Notes 2 and 15 to the consolidated financial statements, the Company is often party to multiple concurrent contracts or contracts in which a customer may purchase a combination of products and services. For contracts with customers that contain various combinations of products and services, the Company must evaluate whether the promises within the contract are capable of being distinct and are distinct in the context of the contract. Distinct products and services are accounted for as separate performance obligations, while non-distinct products or services are combined with others to form a single performance obligation. Given the nature of the Company’s product and service offerings, there is complexity in determining whether the promises are separate performance obligations or a combined performance obligation. Further, arrangements with customers may change to reflect new pricing and/or scope of services. For contract modifications, the Company must assess the relevant facts and circumstances to determine if the contract should be accounted for as a separate contract, prospectively or through a cumulative catch-up adjustment. The identification of performance obligations, specifically for revenue contracts with professional services, as well as the determination as to whether a contract modification has occurred and the related accounting treatment, influence the amount and timing of revenue recognition.

We identified the assessment of revenue recognition for contracts with multiple performance obligations or modification as a critical audit matter. Specifically, the critical audit matter related to the Company’s identification of performance obligations for revenue contracts with professional services, the determination as to whether a contract modification occurred for certain contracts with customers and the resulting accounting treatment. This was due to the extensive audit effort and complex auditor judgment required to evaluate the Company’s contracts in these circumstances.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the revenue recognition process. This included controls over the Company’s review of customer contracts for the identification of performance obligations, determination if a modification has occurred, and determination of the accounting treatment for contracts modifications. For selected new and modified revenue arrangements, we assessed the Company’s (1) identification of performance obligations, (2) identification of contract modifications, and (3) analysis of the accounting treatment for contract modification, by evaluating the Company’s analysis of the revenue arrangements as compared to the revenue recognition standard and the underlying contracts and/or statements of work. In addition, for a sample of professional services revenue transactions, we assessed the Company’s identification of distinct and non-distinct performance obligations by evaluating the Company’s analysis through comparison to contract source documents and correspondence or through involvement of information technology professionals in discussions with the Company’s product and service technicians.

/s/ KPMG LLP

We have served as the Company’s auditor since 2007.

Jacksonville, Florida

February 25, 2022

BLACK KNIGHT, INC.

Consolidated Balance Sheets

(In millions, except share data)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$77.1	$34.7
Trade receivables, net	191.8	182.2
Prepaid expenses and other current assets	83.0	70.4
Receivables from related parties	0.2	—
Total current assets	352.1	287.3
Property and equipment, net	154.5	163.1
Software, net	497.0	498.3
Other intangible assets, net	613.2	692.3
Goodwill	3,817.3	3,613.4
Investments in unconsolidated affiliates	490.5	470.5
Deferred contract costs, net	196.0	172.3
Other non-current assets	230.3	193.3
Total assets	$6,350.9	$6,090.5
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable and other accrued liabilities	$76.3	$88.1
Accrued compensation and benefits	91.4	79.3
Current portion of debt	32.5	73.0
Deferred revenues	64.6	50.9
Total current liabilities	264.8	291.3
Deferred revenues	81.5	92.7
Deferred income taxes	284.1	284.0
Long-term debt, net of current portion	2,362.6	2,121.9
Other non-current liabilities	78.7	94.9
Total liabilities	3,071.7	2,884.8
Commitments and contingencies (Note 13)
Redeemable noncontrolling interests	1,188.8	578.0
Equity:
Common stock; $0.0001 par value; 550,000,000 shares authorized; 160,040,598 shares issued and 155,357,705 shares outstanding as of December 31, 2021, and 160,085,413 shares issued and 157,014,712 shares outstanding as of December 31, 2020	—	—
Preferred stock; $0.0001 par value; 25,000,000 shares authorized; issued and outstanding, none as of December 31, 2021 and December 31, 2020	—	—
Additional paid-in capital	1,410.9	2,053.7
Retained earnings	968.2	757.4
Accumulated other comprehensive loss	(17.5)	(38.8)
Treasury stock, at cost, 4,682,893 shares as of December 31, 2021 and 3,070,701 shares as of December 31, 2020	(271.2)	(144.6)
Total shareholders’ equity	2,090.4	2,627.7
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$6,350.9	$6,090.5

See Notes to Consolidated Financial Statements.

BLACK KNIGHT, INC.

Consolidated Statements of Earnings and Comprehensive Earnings

(In millions, except per share data)

	Year ended December 31,
	2021	2020	2019
Revenues	$1,475.2	$1,238.5	$1,177.2
Expenses:
Operating expenses	793.9	669.6	646.0
Depreciation and amortization	365.0	270.7	236.2
Transition and integration costs	13.3	31.4	5.4
Total expenses	1,172.2	971.7	887.6
Operating income	303.0	266.8	289.6
Other income and expense:
Interest expense, net	(83.6)	(62.9)	(63.5)
Other (expense) income, net	(6.4)	16.4	(1.4)
Total other expense, net	(90.0)	(46.5)	(64.9)
Earnings before income taxes and equity in earnings (losses) of unconsolidated affiliates	213.0	220.3	224.7
Income tax expense	35.7	41.6	41.9
Earnings before equity in earnings (losses) of unconsolidated affiliates	177.3	178.7	182.8
Equity in earnings (losses) of unconsolidated affiliates, net of tax	2.6	67.1	(74.0)
Net earnings	179.9	245.8	108.8
Net losses attributable to redeemable noncontrolling interests	28.0	18.3	—
Net earnings attributable to Black Knight	$207.9	$264.1	$108.8
Other comprehensive earnings (loss):
Unrealized holding gains (losses), net of tax(1)	1.7	(23.9)	(18.0)
Reclassification adjustments for losses included in net earnings, net of tax(2)	15.3	12.2	—
Total unrealized gains (losses) on interest rate swaps, net of tax	17.0	(11.7)	(18.0)
Foreign currency translation adjustment, net of tax (3)	(0.4)	(0.1)	(0.1)
Unrealized gains (losses) on investments in unconsolidated affiliates, net of tax(4)	4.7	(6.8)	(3.4)
Other comprehensive earnings (loss)	21.3	(18.6)	(21.5)
Comprehensive earnings	201.2	227.2	87.3
Net losses attributable to redeemable noncontrolling interests	28.0	18.3	—
Comprehensive earnings attributable to Black Knight	$229.2	$245.5	$87.3
Net earnings per share attributable to Black Knight common shareholders:
Basic	$1.34	$1.74	$0.74
Diluted	$1.33	$1.73	$0.73
Weighted average shares of common stock outstanding (see Note 5):
Basic	155.1	152.0	147.7
Diluted	155.8	152.9	148.6
(1)	Net of income expense of $0.6 million and net of income tax benefit of $8.1 million and $6.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.
(2)	Amounts reclassified to net earnings relate to losses on interest rate swaps and are included in Interest expense, net above. Amounts are net of income tax benefit of $5.2 million and $4.1 million for the years ended December 31, 2021 and 2020, respectively.
(3)	Net of income tax benefit of less than $0.1 million for the years ended December 31, 2021, 2020 and 2019.
(4)	Net of income tax expense of $1.6 million and net of income tax benefit of $2.3 million and $1.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.

See Notes to Consolidated Financial Statements.

BLACK KNIGHT, INC.

Consolidated Statements of Equity

(In millions)

					Accumulated
			Additional		other			Total
	Common stock		paid-in	Retained	comprehensive	Treasury stock		Shareholders'
	Shares	$	capital	earnings	earnings (loss)	Shares	$	equity
Balance, December 31, 2018	153.2	$—	$1,585.8	$381.1	$0.3	3.9	$(180.7)	$1,786.5
Effect of ASU 2018-02 adoption (Note 2)	—	—	—	(1.0)	1.0	—	—	—
Adjusted balance, January 1, 2019	153.2	—	1,585.8	380.1	1.3	3.9	(180.7)	1,786.5
Grant of restricted shares of common stock	—	—	(43.7)	—	—	(0.9)	43.7	—
Forfeitures of restricted shares of common stock	—	—	3.1	—	—	0.1	(3.1)	—
Tax withholding payments for restricted share vesting	(0.1)	—	(15.9)	—	—	—	—	(15.9)
Vesting of restricted shares granted from treasury stock	—	—	6.7	—	—	0.1	(6.7)	—
Purchases of treasury stock	—	—	—	—	—	0.2	(11.9)	(11.9)
Equity-based compensation expense	—	—	50.8	—	—	—	—	50.8
Net earnings	—	—	—	108.8	—	—	—	108.8
Foreign currency translation adjustment	—	—	—	—	(0.1)	—	—	(0.1)
Equity-based compensation expense of unconsolidated affiliates	—	—	—	1.7	—	—	—	1.7
Unrealized losses on interest rate swaps, net	—	—	—	—	(18.0)	—	—	(18.0)
Other comprehensive loss on investments in unconsolidated affiliates	—	—	—	—	(3.4)	—	—	(3.4)
Balance, December 31, 2019	153.1	$—	$1,586.8	$490.6	$(20.2)	3.4	$(158.7)	$1,898.5

BLACK KNIGHT, INC.

Consolidated Statements of Equity - (Continued)

(In millions)

					Accumulated
			Additional		other			Total	Redeemable
	Common stock		paid-in	Retained	comprehensive	Treasury stock		shareholders'	noncontrolling
	Shares	$	capital	earnings	loss	Shares	$	equity	interests
Balance, December 31, 2019	153.1	$—	$1,586.8	$490.6	$(20.2)	3.4	$(158.7)	$1,898.5	$—
Effect of ASU 2016-13 adoption (Note 2)	—	—	—	(1.1)	—	—	—	(1.1)	—
Adjusted balance, January 1, 2020	153.1	—	1,586.8	489.5	(20.2)	3.4	(158.7)	1,897.4	—
Issuance of common stock, net of underwriters' discount and issuance costs	7.1	—	484.2	—	—	—	—	484.2	—
Grant of restricted shares of common stock	—	—	(24.9)	—	—	(0.5)	24.9	—	—
Forfeitures of restricted shares of common stock	—	—	0.6	—	—	—	(0.6)	—	—
Tax withholding payments for restricted share vesting	(0.1)	—	(22.4)	—	—	—	—	(22.4)	—
Vesting of restricted shares granted from treasury stock	—	—	10.2	—	—	0.2	(10.2)	—	—
Equity-based compensation expense	—	—	39.4	—	—	—	—	39.4	—
Contributions received for redeemable noncontrolling interests in Optimal Blue Holdco, LLC	—	—	—	—	—	—	—	—	578.0
Fair value adjustment to redeemable noncontrolling interests in Optimal Blue Holdco, LLC	—	—	(18.3)	—	—	—	—	(18.3)	18.3
Deferred income taxes recognized related to the contribution of Compass Analytics to Optimal Blue Holdco, LLC	—	—	(1.9)	—	—	—	—	(1.9)	—
Net earnings (loss)	—	—	—	264.1	—	—	—	264.1	(18.3)
Equity-based compensation expense of unconsolidated affiliates	—	—	—	3.8	—	—	—	3.8	—
Foreign currency translation adjustment	—	—	—	—	(0.1)	—	—	(0.1)	—
Unrealized losses on interest rate swaps, net	—	—	—	—	(11.7)	—	—	(11.7)	—
Other comprehensive loss on investments in unconsolidated affiliates	—	—	—	—	(6.8)	—	—	(6.8)	—
Balance, December 31, 2020	160.1	—	2,053.7	757.4	(38.8)	3.1	(144.6)	2,627.7	578.0
Fair value adjustment to redeemable noncontrolling interests in Optimal Blue Holdco, LLC	—	—	(638.8)	—	—	—	—	(638.8)	638.8
Grant of restricted shares of common stock	—	—	(35.3)	—	—	(0.7)	35.3	—	—
Forfeitures of restricted shares of common stock	—	—	3.0	—	—	—	(3.0)	—	—
Tax withholding payments for restricted share vesting	(0.1)	—	(25.6)	—	—	—	—	(25.6)	—
Vesting of restricted shares granted from treasury stock	—	—	12.2	—	—	0.3	(12.2)	—	—
Equity-based compensation expense	—	—	41.7	—	—	—	—	41.7	—
Net earnings (loss)	—	—	—	207.9	—	—	—	207.9	(28.0)
Equity-based compensation expense of unconsolidated affiliates	—	—	—	2.9	—	—	—	2.9	—
Purchases of treasury stock	—	—	—	—	—	2.0	(146.7)	(146.7)	—
Foreign currency translation adjustment	—	—	—	—	(0.4)	—	—	(0.4)	—
Unrealized gains on interest rate swaps, net	—	—	—	—	17.0	—	—	17.0	—
Other comprehensive gains on investments in unconsolidated affiliates	—	—	—	—	4.7	—	—	4.7	—
Balance, December 31, 2021	160.0	$—	$1,410.9	$968.2	$(17.5)	4.7	$(271.2)	$2,090.4	$1,188.8

See Notes to Consolidated Financial Statements.

BLACK KNIGHT, INC.

Consolidated Statements of Cash Flows

(In millions)

	Year ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net earnings	$179.9	$245.8	$108.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	365.0	270.7	236.2
Amortization of debt issuance costs and original issue discount	3.9	3.4	2.9
Loss on extinguishment of debt	2.5	—	—
Deferred income taxes, net	(17.0)	(20.6)	(3.7)
Equity in (earnings) losses of unconsolidated affiliates, net of tax	(2.6)	(67.1)	74.0
Equity-based compensation	41.7	39.4	50.8
Changes in assets and liabilities, net of acquired assets and liabilities:
Trade receivables, including receivables from related parties	(5.9)	6.0	5.9
Prepaid expenses and other assets	(42.5)	(3.6)	(0.6)
Deferred contract costs	(57.9)	(46.9)	(40.9)
Deferred revenues	(3.9)	(20.7)	(15.6)
Trade accounts payable and other liabilities	(13.3)	9.0	(39.5)
Net cash provided by operating activities	449.9	415.4	378.3
Cash flows from investing activities:
Additions to property and equipment	(28.5)	(23.9)	(22.4)
Additions to software	(85.1)	(89.3)	(81.5)
Business acquisitions, net of cash acquired	(302.6)	(1,869.4)	(52.8)
Investment in Dun & Bradstreet Holdings, Inc. ("DNB")	—	(100.0)	(392.6)
Asset acquisitions	(10.0)	(15.0)	—
Other investing activities	(3.6)	8.4	(1.7)
Net cash used in investing activities	(429.8)	(2,089.2)	(551.0)
Cash flows from financing activities:
Net proceeds from issuance of common stock, before offering expenses	—	484.6	—
Costs directly associated with issuance of common stock	—	(0.4)	—
Issuance of senior unsecured notes, net of original issue discount	—	990.0	—
Revolver borrowings	660.4	600.6	876.0
Revolver payments	(452.1)	(862.9)	(648.5)
Term loan borrowings	1.6	—	—
Term loan payments	—	(54.7)	(31.3)
Contributions received for redeemable noncontrolling interests	—	578.0	—
Purchases of treasury stock	(146.7)	—	(11.9)
Tax withholding payments for restricted share vesting	(25.6)	(22.4)	(15.9)
Finance lease payments	(3.6)	(13.0)	—
Debt issuance costs paid	(7.7)	(2.4)	—
Other financing activities	(4.0)	(4.3)	(0.6)
Net cash provided by financing activities	22.3	1,693.1	167.8
Net increase (decrease) in cash and cash equivalents	42.4	19.3	(4.9)
Cash and cash equivalents, beginning of period	34.7	15.4	20.3
Cash and cash equivalents, end of period	$77.1	$34.7	$15.4
Supplemental cash flow information:
Interest paid, net	$(80.4)	$(46.8)	$(59.9)
Income taxes paid, net	$(52.7)	$(52.5)	$(51.6)

See Notes to Consolidated Financial Statements.

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Except as otherwise indicated or unless the context otherwise requires, all references to "Black Knight," the "Company”, "we," "us" or "our" are to Black Knight, Inc., a Delaware corporation ("BKI"), and its subsidiaries.

(1)Basis of Presentation

The accompanying audited consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles ("GAAP"), and all adjustments considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated.

Description of Business

We are a premier provider of integrated, innovative, mission-critical, high-performance software solutions, data and analytics to the U.S. mortgage and real estate markets. Our mission is to transform the markets we serve by delivering innovative solutions that are integrated across the homeownership lifecycle and that result in realized efficiencies, reduced risk and new opportunities for our clients to help them achieve greater levels of success.

Reporting Segments

We conduct our operations through two reporting segments, (1) Software Solutions and (2) Data and Analytics. See further discussion in Note 20 — Segment Information.

Reclassifications

Reclassifications have been made to the prior year amounts to conform to the classifications used in 2021. Certain receivables previously included in Trade and other receivables, including receivables from related parties on our Consolidated Statements of Cash Flows are now included in Prepaid expenses and other assets. We also reclassified certain deferred compensation plan assets and liabilities between Prepaid expenses and other assets and Trade accounts payable and other liabilities on our Consolidated Statements of Cash Flows.

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

We consolidate variable interest entities (“VIEs”) if we are considered the primary beneficiary because we have (a) the power to direct matters that most significantly impact the VIEs economic performance and (b) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. For VIEs where we are not the primary beneficiary and do not control the VIE, but have the ability to exercise significant influence over the VIE, we use the equity method of accounting to report their results. The determination of the primary beneficiary involves judgment. Refer to the “Investments in Unconsolidated Affiliates” section below for additional information related to our equity method investments.

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Optimal Blue Holdco, LLC (“Optimal Blue Holdco”), a non-wholly owned subsidiary, is considered a VIE. We are the primary beneficiary of Optimal Blue Holdco through our controlling interest and our rights established in the Amended and Restated Limited Liability Company Agreement of Optimal Blue Holdco dated September 15, 2020 (the “OB Holdco LLC Agreement”). The OB Holdco LLC Agreement was amended on November 24, 2020 to reflect the issuance of Class B units (“OB PIUs”), but this amendment did not affect the controlling interest and our rights established in the OB Holdco LLC Agreement. As such, we control Optimal Blue Holdco and its subsidiaries and consolidate its financial position and results of operations. Intercompany transactions between us and Optimal Blue Holdco and its subsidiaries are eliminated in consolidation. On February 15, 2022, we entered into an amended and restated OB Holdco LLC Agreement. Refer to the “Redeemable Noncontrolling Interests” section below and Note 3 — Business Acquisitions for additional information.

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

Cash and cash equivalents are unrestricted and include the following (in millions):

	December 31,
	2021	2020
Cash	$24.0	$27.1
Cash equivalents	53.1	7.6
Cash and cash equivalents	$77.1	$34.7

Trade Receivables, Net

A summary of Trade receivables, net of allowance for credit losses is as follows (in millions):

	December 31,
	2021	2020
Trade receivables — billed	$147.4	$136.4
Trade receivables — unbilled	47.1	47.9
Trade receivables	194.5	184.3
Allowance for credit losses	(2.7)	(2.1)
Trade receivables, net	$191.8	$182.2

Allowance for Credit Losses

We record our billed and unbilled trade receivables and contract assets at their amortized cost less an allowance for estimated credit losses that are not expected to be recovered over the assets’ remaining lifetime based on management’s expectation of collectability. We base our estimate on multiple factors including historical experience with bad debts, our relationship with our clients and their credit quality, the aging of respective asset balances, current macroeconomic conditions and management’s expectations of conditions in the future. Our allowance for expected credit losses is based on management’s assessment of the collectability of assets with similar risk characteristics. We pool our respective asset

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

balances based on risk characteristics primarily related to financial asset type, extent of client relationship, product/solution, business division and delinquency status.

Subsequent changes in the allowance are recorded in Operating expenses. We write off trade receivables in the period when the likelihood of collection of a trade receivable balance is considered remote.

The rollforward of allowance for credit losses for Trace Receivables, net is as follows (in millions):

	Year ended December 31,
	2021	2020	2019
Beginning balance	$(2.1)	$(1.3)	$(1.3)
Effect of ASU 2016-13 adoption(1)	—	(0.5)	—
Bad debt expense	(1.2)	(1.2)	(1.6)
Write-offs, net of recoveries	0.6	0.9	1.6
Ending balance	$(2.7)	$(2.1)	$(1.3)

(1)	On January 1, 2020, we adopted ASU 2016-13, Financial Instruments — Credit Losses, as well as several other related updates. Refer to section "Recent Accounting Pronouncements" below for details.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in millions):

	December 31,
	2021	2020
Prepaid expenses	$44.7	$39.7
Contract assets, net	23.0	20.9
Income tax receivables	6.5	2.1
Other current assets	8.8	7.7
Prepaid expenses and other current assets	$83.0	$70.4

Contract Assets

A contract asset represents our expectation of receiving consideration in exchange for products or services that we have provided to our client but invoicing is contingent on our completion of other performance obligations or contractual milestones. Contract assets and liabilities, or deferred revenues, are determined and presented on a net basis at the contract level since the rights and obligations in a contract with a client are interdependent. In contrast, a receivable is our right to consideration that is unconditional except for the passage of time required before payment of that consideration is due. The difference in timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables, contract assets and deferred revenues from client advances and deposits. We assess contract assets for impairment. There were no impairment charges related to contract assets for the years presented.

Our short-term contract assets are included in Prepaid expenses and other current assets in our Consolidated Balance Sheets. Our long-term contract assets are included in Other non-current assets in our Consolidated Balance Sheets. Refer to the section titled “Other Non-Current Assets” section below.

Property and Equipment, Net

Property and equipment, net is recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method based on the following estimated useful lives of the related assets: 30 years for buildings and 3 to 7 years for furniture, fixtures and computer equipment. Leasehold improvements

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

are amortized using the straight-line method over the lesser of the initial term of the respective lease or the estimated useful life of such asset.

Software, Net

Software, net includes internally developed software, purchased software, software acquired in business combinations and asset acquisitions, less accumulated amortization. Software acquired in business combinations is recorded at its fair value and amortized using the straight-line method over its remaining estimated useful life. Purchased software is recorded at cost and amortized using the straight-line method over its estimated useful life. The useful life of software acquired in business combinations and purchased software ranges from 3 to 10 years.

Internal development costs are accounted for in accordance with ASC Topic 985, Software, Subtopic 20, Costs of Software to Be Sold, Leased, or Marketed, or ASC Topic 350, Intangibles - Goodwill and Other, Subtopic 40, Internal-Use Software. Judgment is required in determining the classification of our development costs under these two topics, especially for development of new software products in which marketing strategies may still be in development. We may rely on past practice in cases where that provides the best evidence.

For software products to be sold, leased or marketed, all costs incurred to establish technological feasibility are research and development costs and are expensed as they are incurred. Costs incurred subsequent to establishing technological feasibility, such as programmers’ salaries, related payroll costs and costs of independent contractors, are capitalized and amortized on a product-by-product basis commencing on the date of general release to clients. We do not capitalize any costs once the product is available for general release to clients. Judgment is required in determining when technological feasibility of a product is established. The timing of when various research and development projects become technologically feasible or ready for release can cause fluctuations in the amount of research and development costs that are expensed or capitalized in any given period. Generally, we amortize capitalized costs on a straight-line basis. However, we use an accelerated amortization method equal to the ratio of revenues generated by the software solution in the current year as a percentage of the estimated current and future revenues over its estimated useful life if that ratio is greater than the percentage to be amortized using the straight-line method.

For internal-use software products, internal and external costs incurred during the preliminary project stage are expensed as they are incurred. Internal and external costs incurred during the application development stage are capitalized and amortized commencing on the date the product is ready for its intended use. We do not capitalize any costs once the software is ready for its intended use.

Amortization expense for software is recorded using the straight-line method over the software’s estimated useful life, generally ranging from 5 to 10 years.

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

Our property records database, which is an intangible asset not subject to amortization, is reviewed for impairment at least annually and is included in Other non-current assets in our Consolidated Balance Sheets. Refer to section “Other Non-Current Assets” below.

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Impairment Testing

Long-lived assets, including property and equipment, software and other intangible assets with definite useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. We did not have any events or circumstances indicating impairment of our long-lived assets for the years presented.

Goodwill

Goodwill represents the excess of cost over the fair value of identifiable assets acquired and liabilities assumed in business combinations. Goodwill is not amortized and is tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to the carrying amount. Goodwill is tested for impairment at the reporting unit level. In evaluating the recoverability of goodwill, we consider the amount of excess fair value over the carrying value of each reporting unit, the period of time since a reporting unit’s last quantitative test, and other factors to determine whether to perform a qualitative test. When performing an annual goodwill impairment analysis based on a review of qualitative factors, we evaluate if events and circumstances exist that lead to a determination that the fair value of each reporting unit is more likely than not greater than its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we perform a quantitative impairment test. The quantitative test includes determining the fair value of a reporting unit based on a weighted average of multiple valuation methods, primarily a combination of an income approach and a market approach, which are Level 3 and Level 2 inputs, respectively. The income approach includes the present value of estimated future cash flows, while the market approach uses earnings multiples of similar guideline public companies or of similar guideline industry transactions. If the fair value of a reporting unit exceeds its carrying amount, goodwill is not impaired and further testing is not required. We did not have any events or circumstances indicating impairment of our goodwill during the years presented.

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

Star Parent, L.P. (“Star Parent”), a former non-wholly owned subsidiary (and former parent of Dun & Bradstreet Holdings, Inc. (“DNB”)), was considered a VIE. For the 2019 and 2020 periods in which we had a minority interest in Star Parent, we were a limited partner and did not have the power to direct the activities that most significantly affected Star Parent’s economic performance. We did not provide any implicit or explicit liquidity guarantees or principal value guarantees to Star Parent. For these reasons, we were not the primary beneficiary and accounted for our investment using the equity method of accounting. Our investment in Star Parent was recorded within Investments in unconsolidated affiliates on our Consolidated Balance Sheets, and related earnings and losses were recorded in Equity in earnings (losses) of unconsolidated affiliates, net of tax in our Consolidated Statements of Earnings and Comprehensive Earnings.

On July 6, 2020, our investment in Star Parent was exchanged for an investment in DNB in conjunction with their initial public offering (“DNB IPO”). We own less than 20% of DNB but are considered to have the ability to exercise significant influence, but not control, primarily through a combination of our investment in DNB, an agreement with certain other DNB investors pursuant to which we agreed to collectively vote together on matters related to the election of DNB directors for a period of three years following the DNB IPO and our shared Chief Executive Officer. For these reasons, we accounted for our investment using the equity method of accounting. Our investment in DNB is recorded

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

within Investments in unconsolidated affiliates on our Consolidated Balance Sheets, and related earnings and losses are recorded in Equity in earnings (losses) of unconsolidated affiliates, net of tax in our Consolidated Statements of Earnings and Comprehensive Earnings. Refer to Note 4 – Investments in Unconsolidated Affiliates for additional information.

Deferred Contract Costs, Net

We capitalize incremental contract acquisition costs that relate directly to an existing contract or a specific anticipated contract and are expected to be recovered. Costs that would have been incurred regardless of whether the contract was obtained are expensed as incurred. As a practical expedient, we expense incremental costs of obtaining a contract if the amortization period of the asset would be one year or less.

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

In the event indications exist that a deferred contract cost asset related to a particular contract may not be recoverable, undiscounted estimated cash flows of the total period over which economic benefits for providing the related products or services are expected to be received are projected and compared to the unamortized deferred contract cost balance. If the projected cash flows and any unrecognized revenues are not adequate to recover the unamortized cost, an impairment charge would be recorded to reduce the carrying amount to the contract’s net realizable value, including any termination fees provided for under the contract, in the period such a determination is made.

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

Right-of-use assets and lease liabilities are recognized for our leases. Right-of-use assets for our operating leases are included in Other non-current assets in our Consolidated Balance Sheets. Refer to the “Other Non-Current Assets” section below. Right-of-use assets for our finance leases are included in Property and equipment, net in our Consolidated Balance Sheets. Refer to Note 7 — Property and Equipment. For discussion of our operating and finance lease liabilities refer to Note 11 — Long-Term Debt and Note 14 — Leases.

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other Non-Current Assets

Other non-current assets consist of the following (in millions):

	December 31,
	2021	2020
Contract assets, net	$80.2	$56.5
Property records database	60.6	60.5
Right-of-use assets	32.9	41.1
Deferred compensation plan related assets	25.2	19.5
Contract credits	23.6	5.0
Prepaid expenses	4.5	4.9
Other	3.3	5.8
Other non-current assets	$230.3	$193.3

Trade Accounts Payable and Other Accrued Liabilities

Trade accounts payable and other accrued liabilities consist of the following (in millions):

	December 31,
	2021	2020
Accrued interest	$12.3	$12.8
Income taxes payable	11.8	13.6
Lease liabilities, current	10.8	13.5
Trade accounts payable	7.9	8.9
Other taxes payable and accrued	4.8	10.7
Accrued client liabilities	3.8	6.4
Other	24.9	22.2
Trade accounts payable and accrued liabilities	$76.3	$88.1

Deferred Revenues

Deferred revenues, or contract liabilities, represent our obligation to transfer products or services to our client for which we have received consideration, or an amount of consideration is due, from the client. During the years ended December 31, 2021, 2020 and 2019, revenues recognized related to the amount included in the Deferred revenues balance at the beginning of each year were $48.9 million, $49.5 million and $55.9 million, respectively.

Other Non-Current Liabilities

Other non-current liabilities consist of the following (in millions):

	December 31,
	2021	2020
Lease liabilities, non-current (Note 14)	$26.4	$29.7
Deferred compensation plan	24.4	19.3
Unrealized losses on interest rate swaps (Note 11)	13.9	35.2
Other	14.0	10.7
Other non-current liabilities	$78.7	$94.9

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Loss Contingencies

ASC Topic 450, Contingencies, requires that we accrue for loss contingencies associated with outstanding litigation, claims and assessments, as well as unasserted claims for which management has determined it is probable that a loss contingency exists and the amount of loss can be reasonably estimated. Refer to Note 13 — Commitments and Contingencies. Legal fees are expensed as incurred.

Redeemable Noncontrolling Interests

Redeemable noncontrolling interests represent the collective 40% equity interest in Optimal Blue Holdco owned by Cannae Holdings, LLC ("Cannae") and affiliates of Thomas H. Lee Partners, L.P. ("THL"). As these redeemable noncontrolling interests provide for redemption features not solely within our control, they are presented on our Consolidated Balance Sheets outside of shareholders’ equity. We recognize any changes in the redemption price related to these redeemable noncontrolling interests as they occur through Additional paid-in capital.

We had call rights on THL’s and Cannae’s equity interests in Optimal Blue Holdco that were exercisable beginning September 15, 2023 at a call price equal to the greater of (i) the fair market value of such interests and (ii) an amount that would result in the multiple of THL’s or Cannae’s return on investment to equal 2.0, as applicable. In addition, THL and Cannae had the right to put their respective interests in Optimal Blue Holdco at a price equal to the fair market value of such interests to (i) Optimal Blue Holdco if there was a change of control of Black Knight or (ii) Optimal Blue Holdco, Black Knight Technologies ("BKT") or Black Knight that were exercisable beginning September 15, 2023.

On February 15, 2022, we entered into a purchase agreement with Cannae and THL and acquired all of their issued and outstanding Class A units of Optimal Blue Holdco through Optimal Blue I, LLC (“Optimal Blue I”), a Delaware limited liability company and our wholly-owned subsidiary, in exchange for aggregate consideration of approximately 36.4 million shares of DNB common stock and $433.5 million in cash, funded with borrowings under our revolving credit facility. The aggregate consideration of $1.156 billion and number of shares of DNB common stock paid to Cannae and THL was based on the 20-day volume-weighted average trading price of DNB for the period ended on February 14, 2022. As of February 15, 2022, we own 100% of the issued and outstanding Class A units of Optimal Blue Holdco.

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

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The following describes the nature of our primary sources of revenue and the related revenue recognition policies:

Software Solutions Revenues

Software solutions revenues are primarily comprised of software as a service (“SaaS”) offerings for various platforms that perform processing and workflow management as well as provide data and analytics. To a lesser extent, we sell software licenses where hosting services may or may not be included in the arrangement. Contracts for software and hosting solutions typically span five to seven years.

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

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Professional Services Revenues

Professional services revenues are generally comprised of implementation, conversion, programming, training and consulting services associated with our SaaS and licensed software agreements. Professional services such as training, dedicated teams and consulting services are generally distinct. Distinct professional services revenues are primarily billed on a time and materials basis, and revenues are recognized over time as the services are performed. A portion of our professional services revenues are derived from contracts for dedicated personnel resources who are often working full-time at a client site and under the client’s direction. These revenues generally recur as contracts are renewed.

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

Data Solutions Revenues

Revenues from data solutions are primarily from licenses for new and historical property ownership data and valuation-related analytical services and are generally distinct. License fees are recognized at a point in time upon delivery. Revenues allocated to data updates are recognized ratably over the period the updates are provided. In addition, to the extent that we provide continuous access to data through a hosted software platform, we recognize revenues ratably over the contract term.

Operating Expenses

Operating expenses include all costs, excluding depreciation and amortization, incurred by us to produce revenues. Operating expenses primarily include compensation costs, including equity-based compensation and benefits, software and hardware maintenance costs, professional services fees, rent-related costs, software subscription costs and cloud computing costs. Equity-based compensation is included within Corporate and Other in Note 20 — Segment Information.

General and administrative expenses, which are primarily included in Operating expenses within Corporate and Other in Note 20 — Segment Information, include compensation costs, including benefits and equity-based compensation, professional services fees, insurance, rent-related costs, software subscription costs and other costs associated with the enterprise risk, finance, human resources, marketing, legal and other support functions.

Equity-Based Compensation

We expense employee equity-based payments under ASC Topic 718, Compensation—Stock Compensation, which requires compensation cost, measured using the grant date fair value of equity-based payments, to be recognized over the requisite service period, which generally equals the vesting period. For awards with a performance condition, we recognize compensation cost under the graded vesting method over the requisite service period of the award, which at times results in accelerated recognition of the cost. We do not recognize compensation cost if the performance condition is not considered probable of achievement. If at any point we determine that the performance condition is improbable of achievement, we reverse any previously recognized compensation cost for that award.

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The fair value of our restricted stock awards is measured based on the closing market price of our stock on the grant date. The fair value of OB PIUs is measured using the Black-Scholes model. Income tax effects of awards are recorded in our Consolidated Statements of Earnings and Comprehensive Earnings when the awards vest or are settled. We account for forfeitures as they occur. Refer to Note 16 — Equity for more information.

Depreciation and Amortization

Depreciation and amortization includes the following (in millions):

	Year ended December 31,
	2021	2020	2019
Other intangible assets	$159.1	$86.6	$59.3
Software	131.3	110.4	97.3
Property and equipment	40.4	39.8	36.7
Deferred contract costs	34.2	33.9	42.9
Total	$365.0	$270.7	$236.2

Deferred contract costs amortization for the years ended December 31, 2021, 2020 and 2019 includes accelerated amortization of $0.5 million, $0.1 million and $6.2 million, respectively.

Transition and Integration Costs

Transition and integration costs represent costs primarily associated with acquisitions, including costs pursuant to purchase agreements and expense reduction initiatives.

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

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Refer to Note 18 — Income Taxes for additional information.

Earnings Per Share

Basic net earnings per share is computed by dividing Net earnings attributable to Black Knight by the weighted-average number of shares of common stock outstanding during the period. Diluted net earnings per share includes the effect of unvested restricted stock awards, restricted stock unit awards (“RSUs”) and OB PIUs. Refer to Note 5 — Earnings Per Share for more information.

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

The fair value of the acquired Software and Other intangible assets are primarily determined using a third-party valuation based on significant estimates and assumptions, including Level 3 inputs, which are judgmental in nature. These estimates and assumptions include the projected timing and amount of future cash flows and discount rates reflecting the risk inherent in the future cash flows.

Recent Accounting Pronouncements

Recently Adopted Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments—Credit Losses, as well as several other related updates, which were codified as ASC Topic 326, Financial Instruments - Credit Losses ("ASC 326"). The new standard requires companies to immediately recognize an estimate of credit losses expected to occur over the remaining life of the financial assets included in the scope of this standard. Our financial assets that are included in the scope of these updates are primarily trade receivables and contract assets. The primary effect of adopting the new standard relates to the changes in our estimated credit losses and providing additional disclosures about our financial assets that are included in the scope of this new standard. We adopted ASC 326 on January 1, 2020 using a modified retrospective approach. The effect of this adoption was an adjustment of $1.1 million, net of tax, to our opening Retained earnings on our Consolidated Statements of Equity.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This update requires contract assets and contract liabilities acquired in business combinations to be recognized and measured in accordance with ASC Topic 606, Revenues from Contracts with Customers. It is expected that an acquirer will generally recognize and measure acquired contract assets

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

and contract liabilities in a manner consistent with how the acquiree recognized and measured them in its pre-acquisition financial statements. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022 with early adoption permitted, including in an interim period. We early adopted this update in the fourth quarter of 2021 and applied its amendments to each of our 2021 acquisitions. This update did not have a material effect on our consolidated financial statements and related disclosures.

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

Not Yet Adopted Pronouncements

In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope. This update expands the scope of ASC Topic 848, Reference Rate Reform, to include derivative contracts that reference interest rates other than LIBOR. This update gives market participants the ability to apply certain aspects of contract modification and hedge accounting expedients to derivative contracts affected by the accounting transition. This update is available for adoption through December 31, 2022 for all entities and does not apply to contract modifications made, as well as new hedging relationships entered into, after December 31, 2022, and to existing hedging relationships evaluated for effectiveness for periods after December 31, 2022, with certain exceptions. We currently do not have derivative contracts that reference interest rates other than LIBOR. We do not expect the adoption of this update to have a material effect on our consolidated financial statements and related disclosures.

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

2020 Acquisitions

On March 3, 2020, we completed the acquisition of Collateral Analytics, LLC (“Collateral Analytics”), a provider of real estate products and tools to support appraisers, appraisal management companies, lenders, investors and government agencies. Collateral Analytics is reported within our Data and Analytics segment because it enhances our real estate solutions and automated valuation model offerings.

On August 27, 2020, we completed the acquisition of DocVerify, a solution that provides proof of the integrity of digital documents, enabling organizations across a wide range of industries to streamline processes, safeguard sensitive information and reduce costs. DocVerify is reported within our Software Solutions segment and helps accelerate Black

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

On September 15, 2020, we completed a series of transactions and completed the acquisition of Optimal Blue. In connection with the acquisition of Optimal Blue, we contributed $762.0 million in cash and Compass Analytics, LLC ("Compass Analytics") to Optimal Blue Holdco. In addition, Black Knight InfoServ, LLC ("BKIS"), our indirect, wholly-owned subsidiary, provided $500.0 million in cash in exchange for a note with Optimal Blue Holdco (the "OB Holdco Note"). The OB Holdco Note bears interest at a rate of 6.125%, which is payable on a semi-annual basis beginning March 1, 2021, and matures on September 1, 2028. Immediately prior to the closing of the Optimal Blue acquisition, we, together with BKT, our indirect, wholly-owned subsidiary, Optimal Blue Holdco, Cannae and THL, entered into the OB Holdco LLC Agreement. As of December 31, 2021, we owned 60% of Optimal Blue Holdco.

Optimal Blue is reported within our Software Solutions segment because it enhances our robust set of software solutions and includes additional product, pricing and eligibility capabilities. On February 15, 2022, we acquired the remaining outstanding Class A units in Optimal Blue Holdco. Refer to Note 2 — Significant Accounting Policies for additional information.

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

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Allocation of purchase price

The following table summarizes the total purchase price consideration and the fair value amounts recognized for the assets acquired and liabilities assumed, including the effect of measurement period adjustments, (in millions):

	2021	2020	2020	2019
	Acquisitions	Optimal Blue(2)	Other Acquisitions	Acquisition(4)
Cash paid	$307.6	$1,828.3	$74.1	$55.0
Contingent consideration(1)	4.4	—	3.1	9.0
Less: cash acquired	(5.0)	(29.3)	(3.7)	(2.2)
Total consideration, net	$307.0	$1,799.0	$73.5	$61.8

Software	$34.9	$79.7	$8.2	$9.4
Other intangible assets(3)	80.0	610.8	18.1	21.4
Goodwill	212.0	1,197.9	46.9	31.7
Other current and non-current assets	4.3	24.8	4.1	4.4
Total assets acquired	331.2	1,913.2	77.3	66.9
Deferred income taxes	15.8	93.5	—	—
Current and other non-current liabilities	8.4	20.7	3.8	5.1
Total liabilities assumed	24.2	114.2	3.8	5.1
Net assets acquired	$307.0	$1,799.0	$73.5	$61.8
(1)	The NexSpring purchase agreement requires us to pay additional cash consideration based on NexSpring revenues recognized over the three-year period subsequent to the acquisition. The Collateral Analytics purchase agreement requires us to pay additional cash consideration based on earnings before interest expense, income tax provision and depreciation and amortization ("EBITDA") over a three-year period beginning April 1, 2020. The Compass Analytics purchase agreement required us to pay additional cash consideration based on revenues recognized over a two-year period from the acquisition date. We recorded a contingent consideration liability of $9.0 million as part of the Compass Analytics acquisition. During 2020, an agreement related to the Compass Analytics contingent consideration payout was amended to a set contractual amount.

In accordance with ASC Topic 805, Business Combinations ("ASC 805"), we will recognize the majority of the consideration as compensation cost over the related period due to ongoing employment requirements. Refer to Note 12 – Fair Value Measurement for additional information.

(2)	During the year ended December 31, 2021, we recorded a measurement period adjustment of $8.1 million primarily reducing deferred income taxes for certain book and tax basis differences as we completed the tax return filings for the pre-acquisition period.
(3)	Other intangible assets primarily consist of client relationships assets of $76.3 million for the 2021 acquisitions, $602.5 million for the 2020 Optimal Blue acquisition, $16.4 million for the Other 2020 acquisitions and $19.1 million for the 2019 acquisition.
(4)	During the year ended December 31, 2020, we recorded a measurement period adjustment of $0.9 million to reduce our estimated liabilities for pre-acquisition tax exposure.

The estimates related to our 2021 acquisitions are preliminary and subject to adjustments as we complete our valuation process with respect to certain acquired assets, including Software, Other intangible assets, including client relationship assets, and Goodwill and certain assumed liabilities, including estimated liabilities for pre-acquisition tax exposure, and contingent consideration.

For the years ended December 31, 2021, 2020 and 2019 we incurred direct transaction costs of $3.8 million, $15.0 million and $0.2 million in connection with our 2021 acquisitions, the acquisition of Optimal Blue in 2020 and our 2019 acquisition, respectively. Transaction costs are included in Transition and integration costs on the Consolidated Statements of Earnings and Comprehensive Earnings.

For the period September 15, 2020 through December 31, 2020, Optimal Blue’s revenues of $37.6 million and pre-tax loss of $19.0 million are included in our Consolidated Statements of Earnings and Comprehensive Earnings.

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Unaudited Pro Forma Results

Our 2021 acquisitions, 2020 acquisitions excluding Optimal Blue and 2019 acquisition were not material individually or in the aggregate to our consolidated financial statements.

Unaudited pro forma results of operations for the years ended December 31, 2020 and 2019, assuming the Optimal Blue acquisition had occurred as of January 1, 2019, are presented below (in millions, except per share amounts):

	Year ended December 31,
	2020	2019
Revenues	$1,320.0	$1,267.3
Net earnings	$200.6	$4.3

The unaudited pro forma results include certain pro forma adjustments that were directly attributable to the acquisition, assuming the acquisition had occurred on January 1, 2019, including the following:

●	additional amortization expense that would have been recognized relating to the acquired intangible assets;
●	adjustments to interest expense to reflect the additional debt we incurred related to partially finance the acquisition; and
●	a reduction of expenses for acquisition-related transaction costs of $15.0 million for the year ended December 31, 2020.

(4)Investments in Unconsolidated Affiliates

DNB Investment

On February 8, 2019, concurrent with an investment consortium’s acquisition of The Dun & Bradstreet Corporation, we completed our $375.0 million investment in Star Parent, L.P. (“Star Parent”), a Delaware limited partnership (the "February 2019 D&B Investment"), which we funded through a borrowing on our revolving credit facility. On July 1, 2019, we invested an additional $17.6 million in Star Parent (together with the February 2019 D&B Investment, collectively, the “D&B Investment”) in exchange for our pro-rata share of additional limited partner interests issued by Star Parent related to D&B’s acquisition of Lattice Engines, Inc.

In connection with the D&B Investment, we were issued certain limited partner interests in Star Parent, which represented approximately 18.1% of the outstanding common equity of Star Parent.

DNB IPO and Private Placement

DNB is a leading global provider of business decisioning data and analytics. On July 6, 2020, DNB, previously a wholly-owned subsidiary of Star Parent, closed its previously announced initial public offering of 90.0 million shares of common stock, which included 11.7 million shares of common stock issued pursuant to the exercise by the underwriters of their option to purchase additional shares in full (the "DNB IPO"). The DNB IPO was priced at $22.00 per share, resulting in gross proceeds to DNB of $2.4 billion when combined with $400.0 million of aggregate proceeds from a concurrent private placement offering (the "DNB Private Placement") and before deducting underwriting discounts and commissions and other offering expenses payable by DNB. Shares of DNB common stock began trading on the New York Stock Exchange ("NYSE") under the ticker symbol "DNB" on July 1, 2020.

On July 6, 2020, we invested $100.0 million in the DNB Private Placement. In connection with the closing of the DNB IPO and the DNB Private Placement, our limited partner interests in Star Parent were exchanged for 54.8 million shares of DNB common stock (the "DNB Investment"), which represented ownership of 13.0% of DNB.

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

On January 8, 2021, DNB completed its acquisition of Bisnode Business Information Group AB (the “Bisnode acquisition”). In connection with the Bisnode acquisition, DNB issued 6.2 million shares of common stock, which resulted in a decrease in our ownership interest in DNB to 12.8%.

As of December 31, 2021, we have invested an aggregate of $492.6 million in DNB. As of December 31, 2021, DNB’s closing share price was $20.49, and the fair value of our investment in DNB was $1,123.9 million before tax.

Summarized consolidated financial information for DNB (Successor) and Star Parent (Predecessor) is presented below  (in millions):

	December 31,
	2021	2020
Current assets	$718.0	$874.4
Non-current assets	9,279.2	8,345.9
Total assets	$9,997.2	$9,220.3

Current liabilities, including short-term debt	$1,004.9	$828.1
Non-current liabilities	5,247.0	4,808.3
Total liabilities	6,251.9	5,636.4
Total equity	3,745.3	3,583.9
Total liabilities and shareholders' equity	$9,997.2	$9,220.3

			For the period
	Year ended December 31,		February 8 to
	2021	2020	December 31, 2019

Revenues	$2,165.6	$1,738.7	$1,413.9
Loss before provision (benefit) for income taxes and equity in net income of affiliates	$(45.2)	$(226.4)	$(540.0)
Net loss	$(65.9)	$(111.6)	$(425.8)
Net loss attributable to DNB (Successor)/ Star Parent (Predecessor)	$(71.7)	$(180.6)	$(546.3)

The effective tax rate of DNB for the year ended December 31, 2021 differed by more than 5% from the applicable statutory federal income tax rate of 21.0%, primarily due to the impact of lower consolidated pre-tax loss for the year ended December 31, 2021 compared to the year ended December 31, 2020 and the impact of state apportionment changes to DNB’s net U.S. deferred taxes as a result of their corporate headquarters move to Florida. The effective tax rate of DNB for the year ended December 31, 2020 differed by more than 5% from the applicable statutory federal income tax rate of 21.0%, primarily due to the impact of the CARES Act.

Effective January 1, 2021, DNB eliminated the one-month reporting lag for its subsidiaries outside North America and aligned the fiscal year-end for all of its subsidiaries to December 31. DNB applied this change in their accounting policy retrospectively. The effect of this change in accounting policy did not have a material impact to our results of operations or financial condition and is included in our accounting for our investment in DNB for the year ended December 31, 2021. The summarized consolidated financial information above was derived from DNB’s audited consolidated financial statements as of and for the years ended December 31, 2021 and 2020, and from the audited consolidated financial statements of Star Parent as of December 31, 2019 and for the period February 8 to December 31, 2019, and includes the effect of their change in accounting policy.

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Equity in earnings (losses) of unconsolidated affiliates, net of tax consists of the following (in millions):

	Year ended December 31,
	2021	2020	2019
Equity in losses of unconsolidated affiliates, net of tax	$(7.3)	$(26.1)	$(74.0)
Non-cash gain related to DNB's issuance of common stock, net of tax	9.9	88.2	—
Sale of an equity method investment, net of tax(1)	—	5.0	—
Equity in earnings (losses) of unconsolidated affiliates, net of tax	$2.6	$67.1	$(74.0)
(1)	On May 15, 2020, we sold our interest in an equity method investment and recognized a gain of $5.0 million, net of tax, which is included in Equity in earnings (losses) of unconsolidated affiliates, net of tax in our Consolidated Statements of Earnings and Comprehensive Earnings for the year ended December 31, 2020. In connection with the sale, we received $8.4 million in cash at closing and recorded a receivable of $1.8 million. In June 2021, we received the remaining $1.8 million. The original investment was not material to Black Knight.

On February 15, 2022, we exchanged approximately 36.4 million shares of DNB common stock in connection for a portion of the remaining Class A units in Optimal Blue Holdco we acquired from Cannae and THL. Following this transaction, we own approximately 4.3% of DNB’s outstanding common stock with a fair value of $352.8 million based on the February 14, 2022 closing stock price of $19.10. Refer to Note 2 — Significant Accounting Policies for additional information.

(5)Earnings Per Share

Diluted net earnings per share include the effect of unvested restricted stock awards, restricted stock unit awards (“RSUs”) and Optimal Blue Holdco profit interest units (“OB PIUs”). In 2020, the outstanding OB PIUs were excluded from the diluted earnings per share calculations because the effect of their inclusion was antidilutive. The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

	Year ended December 31,
	2021	2020	2019
Basic:
Net earnings attributable to Black Knight	$207.9	$264.1	$108.8
Shares used for basic net earnings per share:
Weighted average shares of common stock outstanding	155.1	152.0	147.7
Basic net earnings per share	$1.34	$1.74	$0.74

Diluted:
Net earnings attributable to Black Knight	$207.9	$264.1	$108.8
Shares used for diluted net earnings per share:
Weighted average shares of common stock outstanding	155.1	152.0	147.7
Dilutive effect of unvested restricted shares of common stock and OB PIUs	0.7	0.9	0.9
Weighted average shares of common stock, diluted	155.8	152.9	148.6
Diluted net earnings per share	$1.33	$1.73	$0.73

(6)Related Party Transactions

Our service arrangements with related parties are priced within the range of prices we offer to third parties, except for certain corporate services provided to Fidelity National Financial, Inc. and its subsidiaries ("FNF") and DNB and certain corporate services provided by FNF, which are at cost. However, the amounts we earned or that were charged under these arrangements were not negotiated at arm’s length and may not represent the terms that we might have obtained from an unrelated third party.

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DNB

DNB is considered to be a related party primarily due to the combination of our investment in DNB and our shared Chief Executive Officer. Refer to Note 4 — Investments in Unconsolidated Affiliates for additional details.

In June 2021, we entered into a five-year agreement with DNB to provide certain products and data over the term of the agreement, as well as professional services, for an aggregate fee of approximately $34 million over the term of the agreement. As of December 31, 2021, related party deferred revenues were $7.6 million, of which $6.2 million is included in Deferred revenues (current) and $1.4 million is included in Deferred revenues (non-current) in our Consolidated Balance Sheets. During the year ended December 31, 2021, revenues from related parties of $2.9 million are included in our Consolidated Statements of Earnings and Comprehensive Earnings.

In June 2021, we also entered into an agreement with DNB for access to certain of their data assets for an aggregate fee of approximately $24 million over the term of the agreement. In addition, we will jointly market certain solutions and data. Related party prepaid fees were $2.3 million as of December 31, 2021, which are included in Prepaid expenses and other current assets on the Consolidated Balance Sheets. During the year ended December 31, 2021, expenses from related parties of $2.3 million are included in Operating expenses in our Consolidated Statements of Earnings and Comprehensive Earnings.

In 2020, we entered into a services agreement with DNB. The agreement is cancellable upon mutual agreement. Pursuant to the agreement, we provide DNB certain support services in exchange for fees in an amount of our cost plus a 10% markup. As of December 31, 2020, we had related party receivable of less than $0.1 million from DNB. During the years ended December 31, 2021 and 2020, the services provided were less than $0.1 million, respectively.

As of December 31, 2021 we had related party receivable of $0.2 million from DNB.

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

Prior to June 16, 2021, Trasimene was considered a related party because the former Chairman of our Board of Directors (the “Board”) owns a controlling interest in Trasimene. As of June 16, 2021, our former Chairman retired from the Board and became our Chairman Emeritus, and Trasimene is no longer considered a related party.

During the period January 1, 2021 through June 16, 2021 and the year ended December 31, 2020, we recognized $0.5 million and $8.3 million in fees to Trasimene, respectively, for assistance with acquisitions, which are included in Transition and integration costs in our Consolidated Statements of Earnings and Comprehensive Earnings.

FNF

We are party to certain agreements with FNF, including agreements that were entered into when we were related parties, to provide software, data and analytics services, as well as corporate shared services and information technology. We are also a party to certain other agreements under which we incur other expenses or receive revenues from FNF. As a result of the spin-off from FNF on September 29, 2017 (the "Distribution"), FNF and Black Knight are separate independent companies. FNF no longer has an ownership interest in us, but was still considered a related party until December 1, 2019 due to the combination of certain shared board members, members of senior management and various agreements. As of December 1, 2019, the former Chairman of our Board, who also serves as the Chairman of FNF’s Board of Directors, no longer serves as one of our executive officers, and FNF is no longer considered a related party.

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of the revenues and expenses, net from FNF for the period we were related parties is as follows (in millions):

For the period
January 1 to
November 30, 2019
Revenues	$59.5
Operating expenses	12.5

(7)Property and Equipment

Property and equipment, net consist of the following (in millions):

	December 31,
	2021	2020
Computer equipment	$256.6	$238.3
Buildings and improvements	90.5	84.8
Furniture, fixtures and other equipment	12.1	12.4
Land	11.9	11.9
Leasehold improvements	9.8	7.5
Property and equipment	380.9	354.9
Accumulated depreciation and amortization	(226.4)	(191.8)
Property and equipment, net	$154.5	$163.1

(8)Software

Software, net consists of the following (in millions):

	December 31,
	2021	2020
Internally developed software	$1,123.6	$998.5
Purchased software	94.3	89.8
Software	1,217.9	1,088.3
Accumulated amortization	(720.9)	(590.0)
Software, net	$497.0	$498.3

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

Estimated amortization expense on software for the next five fiscal years is as follows (in millions):

2022(1)	$139.8
2023	136.4
2024	82.5
2025	64.4
2026	36.7
(1)	Assumes assets not in service as of December 31, 2021 are placed in service equally throughout the year.

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(9)Other Intangible Assets

Other intangible assets consist of the following (in millions):

	December 31, 2021			December 31, 2020
	Gross carrying	Accumulated	Net carrying	Gross carrying	Accumulated	Net carrying
	amount	amortization	amount	amount	amortization	amount
Client relationships	$1,282.2	$(680.6)	$601.6	$1,206.0	$(525.9)	$680.1
Other	22.5	(10.9)	11.6	19.2	(7.0)	12.2
Total intangible assets	$1,304.7	$(691.5)	$613.2	$1,225.2	$(532.9)	$692.3

Estimated amortization expense on other intangible assets for the next five fiscal years is as follows (in millions):

2022	$143.1
2023	118.5
2024	92.4
2025	77.8
2026	63.0

(10)Goodwill

Goodwill consists of the following (in millions):

	Software	Data and
	Solutions	Analytics	Total
Balance, December 31, 2019	$2,189.3	$172.1	$2,361.4
2020 Optimal Blue acquisition (Note 3)	1,206.0	—	1,206.0
2019 and 2020 other acquisitions (Note 3)	20.5	25.5	46.0
Balance, December 31, 2020	3,415.8	197.6	3,613.4
2021 acquisitions (Note 3)	194.7	17.3	212.0
2020 Optimal Blue acquisition (Note 3)	(8.1)	—	(8.1)
Balance, December 31, 2021	$3,602.4	$214.9	$3,817.3

The goodwill related to our NexSpring, eMBS, Collateral Analytics and DocVerify acquisitions is fully deductible for tax purposes. The goodwill related to our Top of Mind and Optimal Blue acquisitions is partially deductible for tax purposes. The decrease in goodwill related to a measurement period adjustment for deferred income taxes related to the acquisition of Optimal Blue. Refer to Note 3 – Business Acquisitions.

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(11)Long-Term Debt

Long-term debt consists of the following (in millions):

	December 31,
	2021	2020
Term A Loan	$1,150.0	$1,148.4
Revolving Credit Facility	256.0	47.7
Senior Notes	1,000.0	1,000.0
Other	8.9	17.6
Total long-term debt principal	2,414.9	2,213.7
Less: current portion of long-term debt	(32.5)	(73.0)
Long-term debt before debt issuance costs and discount	2,382.4	2,140.7
Less: debt issuance costs and discount	(19.8)	(18.8)
Long-term debt, net of current portion	$2,362.6	$2,121.9

Principal Maturities of Debt

As of December 31, 2021, principal maturities, including payments related to our finance leases, are as follows (in millions):

2022	$32.7
2023	33.7
2024	57.5
2025	57.5
2026	1,233.5
Thereafter	1,000.0
Total	$2,414.9

Credit Agreement

On April 30, 2018, our indirect subsidiary, BKIS entered into an amended and restated credit and guaranty agreement (the “2018 Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent, the guarantors party thereto, the other agents party thereto and the lenders party thereto. The 2018 Credit Agreement was amended on August 7, 2020 to facilitate the issuance of the Senior Notes, as defined below. The 2018 Credit Agreement, as amended, provided for (i) a $1,250.0 million term loan A facility and (ii) a $750.0 million revolving credit facility.

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

The Facilities bear interest at rates based upon, at the option of BKIS, either (i) the base rate plus a margin of between 25 and 50 basis points depending on the total net leverage ratio of Black Knight Financial Services, LLC (“BKFS”), a Delaware limited liability company and the direct parent company of BKIS, and its restricted subsidiaries on a consolidated

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

basis (the “Consolidated Leverage Ratio”) and (ii) the Eurodollar rate plus a margin of between 125 and 150 basis points depending on the Consolidated Leverage Ratio. In addition, BKIS pays an unused commitment fee of between 15 and 20 basis points on the undrawn commitments under the Revolving Credit Facility, also depending on the Consolidated Leverage Ratio. The above margins and unused commitment fee are consistent with the 2018 Credit Agreement. The 2021 Credit Agreement also provides us with an option to choose an alternative rate of interest on or before the cessation of the London Interbank Offered Rate (“LIBOR”) at our election.

As of December 31, 2021, the interest rate for the Facilities was based on the Eurodollar rate plus a margin of 150 basis points. We had $744.0 million capacity on the Revolving Credit Facility, and the unused commitment fee was 20 basis points. The interest rates on the Term A Loan and the Revolving Credit Facility were 1.60% and 1.58%, respectively.

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

As a result of the refinancing, we recognized $2.5 million of expense during the year ended December 31, 2021 in Other expense, net on the Consolidated Statements of Earnings and Comprehensive Earnings.

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

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

repurchase the Senior Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, up to, but not including, the date of purchase.

The Senior Notes are subject to customary covenants, including among others, customary events of default.

Other Debt

As of December 31, 2021, we had the following other financing agreements (in millions):

Effective dates	Amount Financed	Stated rate	Imputed rate	Payment dates
December 31, 2019(1)	$16.3	—%	3.3%	January 2, 2020 through January 2, 2023
July 30, 2021	$2.3	—%	1.6%	September 1, 2021 through September 1, 2023
(1)	On April 1, 2018, we entered into a financing agreement for $32.9 million, with a stated interest rate of 0% and an imputed interest rate of 3.4%, primarily related to certain data processing and maintenance services. On December 31, 2019, we entered into an amendment to the financing agreement for an additional $16.3 million,

As of December 31, 2021 and 2020, $3.1 million and $9.5 million, respectively, is included in the Current portion of debt in our Consolidated Balance Sheets and $4.9 million and $6.4 million, respectively, is included in Long-term debt, net of current portion in our Consolidated Balance Sheets.

Finance Leases

On December 31, 2019, we entered into one-year finance lease agreements, with a stated interest rate of 0% and an imputed interest rate of 3.3% and bargain purchase options for certain computer equipment. On March 31, 2021, we entered into one-year finance lease agreements, with a stated interest rate of 0%, an imputed interest rate of 1.6% and bargain purchase options for certain computer equipment. The finance lease liabilities of $0.8 million and $1.2 million as of December 31, 2021 and 2020, respectively, are included in the Current portion of debt on our Consolidated Balance Sheets. For the years ended December 31, 2021 and 2020, non-cash financing and investing activity was $0.8 million and $1.2 million, respectively, related to the unpaid portion of our finance lease agreements. Refer to Note 14 — Leases for additional information related to our finance leases.

Fair Value of Long-Term Debt

The fair values of our Facilities and Senior Notes are based upon established market prices for the securities using Level 2 inputs. The fair value of our Facilities approximates their carrying value at December 31, 2021. The fair value of our Senior Notes as of December 31, 2021 was $1,002.5 million compared to its carrying value of $989.6 million, net of original issue discount and debt issuance costs.

Interest Rate Swaps

We enter into interest rate swap agreements to hedge forecasted monthly interest rate payments on our floating rate debt. As of December 31, 2021, we had the following interest rate swap agreements (collectively, the "Swap Agreements") (in millions):

Effective dates	Notional amount	Fixed rates
March 31, 2017 through March 31, 2022	$200.0	2.08%
April 30, 2018 through April 30, 2023	$250.0	2.61%
January 31, 2019 through January 31, 2023	$300.0	2.65%

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Under the terms of the Swap Agreements, we receive payments based on the 1-month LIBOR rate (approximately 0.10% as of December 31, 2021). During the years ended December 31, 2021 and 2019, the following interest rate swap agreements expired (in millions):

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

The estimated fair values of our Swap Agreements are as follows (in millions):

	December 31,
Balance sheet accounts	2021	2020
Other current liabilities	$1.0	$2.4
Other non-current liabilities	$13.9	$35.2

A cumulative loss of $14.9 million ($11.1 million net of tax) and $37.6 million ($28.1 million net of tax) is reflected in Accumulated other comprehensive loss as of December 31, 2021 and December 31, 2020, respectively. Below is a summary of the effect of derivative instruments on amounts recognized in Other comprehensive loss ("OCE") on the accompanying Consolidated Statements of Earnings and Comprehensive Earnings (in millions):

	Year ended December 31,
	2021		2020		2019
		Amount of loss		Amount of loss		Amount of gain
	Amount of gain	reclassified from	Amount of loss	reclassified from	Amount of loss	reclassified from
	recognized	Accumulated OCE	recognized	Accumulated OCE	recognized	Accumulated OCE
	in OCE	into Net earnings	in OCE	into Net earnings	in OCE	into Net earnings
Swap agreements	$1.7	$15.3	$(23.9)	$12.2	$(18.0)	$—

Approximately $13.1 million ($9.8 million net of tax) of the balance in Accumulated other comprehensive loss as of December 31, 2021 is expected to be reclassified into Interest expense, net over the next 12 months.

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(12)Fair Value Measurements

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

The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in millions):

	December 31, 2021				December 31, 2020
	Carrying	Fair value			Carrying	Fair value
	amount	Level 1	Level 2	Level 3	amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents (Note 2)	$77.1	$77.1	$—	$—	$34.7	$34.7	$—	$—

Liabilities:
Interest rate swaps (Note 11)	14.9	—	14.9	—	37.6	—	37.6	—
Contingent consideration (Note 3)	4.9	—	—	4.9	3.1	—	—	3.1

Redeemable noncontrolling interests	1,188.8	—	—	1,188.8	578.0	—	—	578.0

The fair value of redeemable noncontrolling interests and contingent consideration was primarily determined based on significant estimates and assumptions, including Level 3 inputs. The estimates and assumptions include the projected timing and amount of future cash flows and discount rates reflecting the rate inherent in the future cash flows. Refer to Note 2 — Significant Accounting Policies and Note 3 — Business Acquisitions for additional information.

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents a summary of the change in fair value of our Level 3 fair value measurements (in millions):

Beginning balance, December 31, 2020	$581.1
Contingent consideration adjustments related to prior year acquisition(1)	(2.3)
Contingent consideration increase related to current year acquisition	4.1
Fair value adjustment to redeemable noncontrolling interests in Optimal Blue Holdco, LLC	610.8
Ending balance, December 31, 2021	$1,193.7
(1)	The adjustments to contingent consideration for prior year acquisitions are included in Transition and integration costs in the Consolidated Statements of Earnings and Comprehensive Earnings.

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

PennyMac Litigation

On November 5, 2019, Black Knight Servicing Technologies, LLC (“BKST”), an indirect, wholly-owned subsidiary of Black Knight, filed a Complaint and Demand for Jury Trial (the “Black Knight Complaint”) against PennyMac Loan Services, LLC (“PennyMac”) in the Circuit Court for the Fourth Judicial Circuit in and for Duval County, Florida. The Black Knight Complaint includes causes of action for breach of contract and misappropriation of MSP® System trade secrets in order to develop an imitation mortgage processing system intended to replace the MSP® System. The Black Knight Complaint seeks damages for breach of contract and misappropriation of trade secrets, injunctive relief under the Florida Uniform Trade Secrets Act and declaratory judgment that BKST owns all intellectual property and software developed by or on behalf of PennyMac as a result of its wrongful use of and access to the MSP® System and related trade secret and confidential information. PennyMac filed a motion to compel arbitration of the action, and the court granted the motion on April 6, 2020. After the court denied BKST’s motion for reconsideration of the court’s order compelling arbitration, BKST filed a notice of appeal with the Florida First District Court of Appeal on May 6, 2020. On January 6, 2021, the appellate court affirmed the trial court’s ruling.

On October 21, 2020, PennyMac submitted a dispute regarding a Black Knight Origination Technologies, LLC LendingSpace® software audit request to the American Arbitration Association ("AAA") for arbitration. Black Knight moved to consolidate the LendingSpace® arbitration with the existing trade secret/antitrust arbitrations, and, on

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

December 21, 2020, the arbitrator granted Black Knight’s motion to consolidate the arbitrations. On December 8, 2020, Black Knight and PennyMac filed motions for summary judgment concerning the LendingSpace® audit, and responses to the competing motions for summary judgment were filed by both parties on January 7, 2021. On February 16, 2021, the arbitrator granted Black Knight’s motion for summary judgment and ordered that Black Knight may conduct an audit of PennyMac’s use of Black Knight’s LendingSpace® software.

Shortly after the filing of the Black Knight Complaint, on November 6, 2019, PennyMac filed an Antitrust Complaint (the “PennyMac Complaint”) against Black Knight in the United States District Court for the Central District of California. The PennyMac Complaint included causes of action for alleged monopolization and attempted monopolization under Section 2 of the Sherman Antitrust Act, violation of California’s Cartwright Act, violation of California’s Unfair Competition Law and common law unfair competition under California law. The PennyMac Complaint sought equitable remedies, damages and other monetary relief, including treble and punitive damages. Generally, PennyMac alleged that Black Knight relies on various anticompetitive, unfair, and discriminatory practices to maintain and to enhance its dominance in the mortgage servicing platform market and in an attempt to monopolize the platform software applications market. Black Knight moved to dismiss the PennyMac Complaint or have the action transferred to Florida based upon a forum selection clause in the agreement with BKST. On February 13, 2020, the judge granted Black Knight’s motion to transfer the case to Florida and denied as moot the motion to dismiss. On April 17, 2020, PennyMac filed a notice of dismissal of this action without prejudice and indicated that they intended to bring the claims raised in the dismissed PennyMac Complaint as defenses, third party claims and/or counterclaims in arbitration. On April 23, 2020, the court entered an order dismissing the action without prejudice and directing that the clerk close the case. On April 28, 2020, PennyMac submitted this matter to the AAA for arbitration. On May 27, 2020, Black Knight filed its answering statement with the AAA. The arbitrator was confirmed by the AAA on July 21, 2020.

The arbitrator set Black Knight’s trade secret case for a 10-day final hearing beginning on January 9, 2023, and set PennyMac’s antitrust case for a 10-day final hearing beginning on January 23, 2023.

As these cases continue to evolve, it is not possible to reasonably estimate the probability that we will ultimately prevail on our lawsuit or be held liable for the violations alleged in the PennyMac Complaint, nor is it possible to reasonably estimate the ultimate gain or loss, if any, or range of gain or loss that could result from these cases.

Other Legal Matter

During the year ended December 31, 2020, we recognized a one-time gain of $18.5 million related to the resolution of a legacy legal matter of Lender Processing Services, Inc. ("LPS") in Other (expense) income, net in our Consolidated Statements of Earnings and Comprehensive Earnings.

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

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

proceeding relates to the business of ServiceLink. In return, we indemnify ServiceLink for liabilities relating to, arising out of, or resulting from the conduct of our business.

Software Subscription, Cloud Computing and Hardware and Software Maintenance Services Agreements

We have various software subscription, cloud computing and hardware and software maintenance services agreements with vendors, which are in effect through 2025. As of December 31, 2021, payment obligations for these agreements with initial or remaining terms greater than one year are as follows (in millions):

2022	$58.9
2023	54.1
2024	13.2
2025	0.5
Total	$126.7

Actual amounts could be more or less depending on various factors such as the introduction of significant new technologies or changes in our business needs.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements other than interest rate swaps.

(14)Leases

Operating Leases

We have operating leases for corporate offices, data centers and certain equipment. Our leases have remaining lease terms of up to seven years, some of which include escalation clauses, renewal options for up to five years or termination options within one year.

Right-of-use assets are included in Other non-current assets in our Consolidated Balance Sheets. Refer to Note 2 - Significant Accounting Policies. Operating lease liabilities are included in the Consolidated Balance Sheets as follows (in millions):

	December 31,
	2021	2020
Operating lease liabilities:
Trade accounts payable and other accrued liabilities	$10.7	$13.5
Other non-current liabilities	26.4	29.7
Total operating lease liabilities	$37.1	$43.2

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of December 31, 2021, maturities of operating lease liabilities were as follows (in millions):

2022	$10.9
2023	9.1
2024	8.1
2025	3.3
2026	2.8
Thereafter	4.7
Total	38.9
Less: imputed interest	(1.8)
Total	$37.1

Supplemental information related to operating leases is as follows (in millions, except lease term and discount rate):

	Year ended December 31,
	2021	2020
Operating lease cost (1)	$18.5	$18.1
Operating cash outflows related to lease liabilities	13.7	12.4
Non-cash additions for right-of-use assets, net of modifications	6.4	21.5

	December 31,
	2021	2020
Weighted average remaining lease term (in years)	4.7	5.3
Weighted average discount rate	2.25%	3.30%
(1)	Operating lease cost includes right-of-use asset amortization as well as short-term and variable lease costs. Accelerated right-of-use asset amortization included in operating lease cost was $4.0 million and $2.8 million for the years ended December 31, 2021 and 2020, respectively.

Finance Leases

On December 31, 2019, we entered into one-year finance lease agreements with a stated rate of 0.0% and an imputed interest rate of 3.3% and bargain purchase options for certain computer equipment. The leased equipment was valued based on the net present value of the minimum lease payments, which was $13.7 million (net of prepaid maintenance and imputed interest of $0.3 million) and is included in Property and equipment, net on our Consolidated Balance Sheets. On March 31, 2021, we entered into one-year finance lease agreements, with a stated interest rate of 0%, an imputed interest rate of 1.6% and bargain purchase options for certain computer equipment. The leased equipment was valued based on the net present value of the minimum lease payments, which was $3.2 million (net of prepaid maintenance and imputed interest of less than $0.1 million) and is included in Property and equipment, net on our Consolidated Balance Sheets. The leased equipment has a useful life of five years and is depreciated on a straight-line basis. Refer to Note 7 — Property and Equipment.

Finance lease cost for the years ended December 31, 2021 and 2020 included amortization of right-of-use asset of $0.5 million and $2.1 million, respectively, and interest on lease liability of less than $0.1 million and $0.3 million, respectively. Refer to Note 11 — Long – Term Debt for additional information related to our finance leases.

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(15)Revenues

Disaggregation of Revenues

The following tables summarize revenues from contracts with clients (in millions):

	Year ended December 31, 2021
	Servicing	Origination	Software	Data and	Corporate
	Software	Software	Solutions	Analytics	and Other	Total
Software solutions	$760.0	$347.2	$1,107.2	$37.0	$—	$1,144.2
Professional services	78.9	51.9	130.8	1.5	—	132.3
Data solutions	—	2.7	2.7	184.2	—	186.9
Other	—	9.3	9.3	2.5	—	11.8
Revenues	$838.9	$411.1	$1,250.0	$225.2	$—	$1,475.2

	Year ended December 31, 2020
	Servicing	Origination	Software	Data and	Corporate
	Software	Software	Solutions	Analytics	and Other		Total
Software solutions	$700.1	$202.6	$902.7	$34.1	$—		$936.8
Professional services	77.6	45.8	123.4	0.7	(0.4)	(1)	123.7
Data solutions	—	1.2	1.2	161.4	—		162.6
Other	—	12.9	12.9	2.5	—		15.4
Revenues	$777.7	$262.5	$1,040.2	$198.7	$(0.4)		$1,238.5

	Year ended December 31, 2019
	Servicing	Origination	Software	Data and	Corporate
	Software	Software	Solutions	Analytics	and Other		Total
Software solutions	$726.1	$137.0	$863.1	$32.2	$—		$895.3
Professional services	84.3	46.4	130.7	1.2	(0.5)	(1)	131.4
Data solutions	—	—	—	129.4	—		129.4
Other	5.1	13.4	18.5	2.6	—		21.1
Revenues	$815.5	$196.8	$1,012.3	$165.4	$(0.5)		$1,177.2
(1)	Revenues for Corporate and Other represent deferred revenue purchase accounting adjustments recorded in accordance with GAAP.

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

As of December 31, 2021, the aggregate amount of the transaction price that is allocated to our future performance obligations was approximately $2.8 billion and is expected to be recognized as follows: 24% by December 31, 2022, 64% by December 31, 2024, 86% by December 31, 2026 and the rest thereafter.

(16)Equity

Share Repurchase Program

On January 31, 2017, our Board of Directors approved a three-year share repurchase program, effective February 3, 2017 (“2017 Repurchase Program”), authorizing us to repurchase up to 10.0 million shares of Black Knight Financial Services, Inc. ("BKFS") Class A common stock through February 2, 2020, through open market purchases, negotiated transactions or other means, in accordance with applicable securities laws and other restrictions. In connection with the Distribution, our Board of Directors approved a share repurchase program authorizing the repurchase of shares of BKI common stock consistent with the previous share repurchase program.

A summary of share repurchases under our 2017 Share Repurchase program for the periods covered in this report is as follows (in millions, except per share amounts):

				Shares remaining
				under repurchase
	Total number of shares	Aggregate purchase	Average price paid per	authorization as of
Year	repurchased	price	share	December 31,
2019	0.2	$11.9	$57.94	3.6

On February 12, 2020, our Board of Directors approved a three-year share repurchase program (“2020 Repurchase Program”) authorizing us to repurchase up to 10.0 million shares of our outstanding common stock through February 12, 2023, through open market purchases, negotiated transactions or other means, in accordance with applicable securities laws and other restrictions.

A summary of share repurchases under our 2020 Repurchase Program for the periods covered in this report is as follows (in millions, except for per share amounts):

				Shares remaining
				under repurchase
	Total number of shares	Aggregate purchase	Average price paid per	authorization as of
Year	repurchased	price	share	December 31,
2021	2.0	$146.7	$73.91	8.0

We did not repurchase any shares under the 2020 Repurchase Program during the year ended December 31, 2020.

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Common Stock Offering

On June 19, 2020, we issued and sold 7,130,000 shares of our common stock in an underwritten public offering pursuant to a registration statement filed with the SEC. We received net proceeds of approximately $484.6 million after deducting the underwriters’ discount of $16.3 million. We also incurred costs directly related to the offering of $0.4 million.

Omnibus Incentive Plan

The Black Knight, Inc. Amended and Restated 2015 Omnibus Incentive Plan (the "Black Knight Omnibus Plan") provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, other cash and stock-based awards and dividend equivalents. The Black Knight Omnibus Plan is authorized to issue up to 18.5 million shares. As of December 31, 2021, 6.7 million shares were available for future issuance. Awards granted are approved by the Compensation Committee of the Board of Directors.

A summary of restricted shares granted is as follows:

	Number of shares	Grant date fair	Vesting period
Dates	granted	value per share	(in years)	Vesting criteria
February 15, 2019(1)	793,863	$52.38	3.0	Service and Performance
Various other 2019 dates(1)	123,313	54.14 - 63.01	3.0	Service and Performance
Various other 2019 dates	19,946	52.25 - 62.50	2.0 - 3.0	Service
February 18, 2020(2)	487,096	74.91	3.0	Service and Performance
May 6, 2020(2)	3,101	72.57	3.0	Service and Performance
Various other 2020 dates	37,481	59.45 - 91.64	1.0 - 3.0	Service
March 10, 2021(2)	518,219	76.00	3.0	Service and Performance
Various other 2021 dates	188,499	69.84 - 78.44	1.0 - 5.0	Service
(1)	Performance condition for this award has been satisfied as of December 31, 2021.
(2)	This award is subject to an independent performance target for each of three consecutive 12-month measurement periods. Vesting of each tranche is independent of the satisfaction of the annual performance target for other tranches.

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Activity related to restricted stock and RSUs for the periods presented are as follows:

		Weighted average
		grant date
	Shares	fair value
Balance December 31, 2018	2,077,265	$40.77
Granted	937,122	$53.84
Forfeited	(90,880)	$46.94
Vested	(908,524)	$39.83
Balance, December 31, 2019	2,014,983	$46.99
Granted	527,678	$74.62
Forfeited	(11,811)	$63.12
Vested	(981,752)	$44.50
Balance, December 31, 2020	1,549,098	$57.86
Granted	706,718	$76.12
Forfeited	(61,900)	$72.72
Vested	(924,127)	$53.06
Balance, December 31, 2021	1,269,789	$70.79

Equity-based compensation expense related to restricted shares and RSUs was $33.0 million, $38.5 million and $50.8 million for the years ended December 31, 2021, 2020 and 2019, respectively. Equity-based compensation includes accelerated recognition of $2.9 million, $0.5 million and $2.9 million for the years ended December 31, 2021, 2020 and 2019, respectively. These expenses are included in Operating expenses in the Consolidated Statements of Earnings and Comprehensive Earnings.

As of December 31, 2021, the total unrecognized compensation cost related to non-vested restricted shares of our common stock is $52.8 million, which is expected to be recognized over a weighted average period of approximately 2.2 years.

Profits Interests Units

On November 24, 2020, there were 6,292 OB PIUs granted to certain members of management, directors, and certain employees, which vest over 3 years, with 100% cliff vesting after the third year. The terms of the OB PIUs provide for the grantees to participate in the excess of Optimal Blue Holdco’s fair value over the initial hurdle amount, which was the fair value of the Optimal Blue Holdco’s Class A members’ initial contributions.

If no public offering has been consummated as of the third anniversary of the acquisition of Optimal Blue, holders of the OB PIUs have an option to put their profit interests to us once per quarter for the twelve months that begins six months after the OB PIU holder’s vesting date, and once per year thereafter. The units may be settled in cash or Black Knight common stock or a combination of both at our election and will be settled at the current fair value at the time we receive notice of the put election. As the OB PIUs provide for redemption features not solely within our control, we classify the redemption value outside of permanent equity in redeemable noncontrolling interests. The redemption value is equal to the difference in the per unit fair value of the underlying member units and the hurdle amount, based upon the proportionate required service period rendered to date.

The hurdle rate as of the grant date was used to determine the per unit strike price for the calculation. The risk free interest rates used in the calculation of the fair value of the OB PIUs are the rates that correspond to the weighted average expected life of the OB PIUs. The volatility was estimated based on the historical volatility of the comparable public companies’ stock prices over a term equal to the weighted average expected life of the OB PIUs. We used a weighted average risk free interest rate of 0.31%, a volatility assumption of 37.0% and an expected life of 4 years, resulting in a grant date fair value of $4,233 per profits interests unit. The grant date fair value of the OB PIUs granted on November 24, 2020 was $26.6 million.

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Activity related to OB PIUs for the periods presented are as follows:

		Weighted average
		grant date
	Shares	fair value
Balance, December 31, 2019	—	$—
Granted	6,292	$4,233
Forfeited	—	$—
Vested	—	$—
Balance, December 31, 2020	6,292	$4,233
Granted	70	$4,233
Forfeited	(155)	$4,233
Vested	—	$—
Balance, December 31, 2021	6,207	$4,233

Equity-based compensation expense related to the OB PIUs was $8.7 million and $0.9 million for the years December 31, 2021 and 2020, respectively. As of December 31, 2021, the total unrecognized compensation cost related to non-vested OB PIUs is $16.6 million, which is expected to be recognized over a weighted average period of approximately 1.9 years.

(17)Employee Stock Purchase Plan and 401(k) Plan

Employee Stock Purchase Plan ("ESPP")

The Black Knight, Inc. Employee Stock Purchase Plan (the "Black Knight ESPP"), which was amended and restated as of December 5, 2019, allows our eligible employees to voluntarily make after-tax contributions ranging from 3% to 15% of eligible earnings. We contribute varying matching amounts as specified in the Black Knight ESPP. Effective January 1, 2020, a one-year holding period was implemented for contributions to the Black Knight ESPP. During the holding period, ESPP purchased shares are not eligible for sale or broker transfer.

We recorded expense of $8.7 million, $7.1 million and $8.0 million for the years ended December 31, 2021, 2020, and 2019, respectively, relating to the participation of our employees in the Black Knight ESPP.

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

We recorded expense of $8.4 million, $7.2 million and $6.5 million for the years ended December 31, 2021, 2020 and 2019, respectively, relating to the participation of our employees in the 401(k) plans.

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(18)Income Taxes

Income tax expense consists of the following (in millions):

	Year ended December 31,
	2021	2020	2019
Current:
Federal	$37.1	$41.5	$39.5
State	13.1	11.6	9.7
Foreign	1.0	1.0	0.9
Total current	51.2	54.1	50.1

Deferred:
Federal	(11.5)	(10.6)	(0.2)
State	(4.0)	(1.9)	(8.0)
Total deferred	(15.5)	(12.5)	(8.2)
Total income tax expense	$35.7	$41.6	$41.9

A reconciliation of our federal statutory income tax rate to our effective income tax rate is as follows:

	Year ended December 31,
	2021	2020	2019
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	3.7	4.2	4.1
Redeemable noncontrolling interests	1.4	1.3	—
Tax credits	(6.2)	(4.6)	(2.3)
Restricted share vesting	(2.7)	(2.6)	(1.1)
Effect of deferred revaluation related to lower blended state tax rate	—	—	(3.3)
Prior year return to provision adjustments	(2.8)	(5.0)	(0.9)
Effect of Optimal Blue acquisition and related transactions	—	1.4	—
Non-deductible executive compensation	1.2	1.2	—
Unrecognized tax benefit	—	1.9	(0.2)
Other	1.2	0.1	1.3
Effective tax rate	16.8%	18.9%	18.6%

The components of deferred tax assets and liabilities consist of the following (in millions):

	December 31,
	2021	2020
Deferred tax assets:
Equity method investments	$2.6	$5.2
Equity-based compensation	4.6	9.7
Deferred revenues	20.5	22.6
Interest rate swaps	3.8	9.5
Other	25.3	24.1
Total deferred tax assets	56.8	71.1
Deferred tax liabilities:
Goodwill and other intangible assets	(183.4)	(170.0)
Deferred contract costs	(44.1)	(42.1)
Property, equipment and software	(30.2)	(32.7)
Partnership basis	(80.1)	(105.4)
Other	(3.1)	(4.9)
Total deferred tax liabilities	(340.9)	(355.1)
Net deferred tax liability	$(284.1)	$(284.0)

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Through acquisition, we have net operating losses subject to Internal Revenue Code 382 limitations, with the majority having an indefinite carryforward. We believe, based on our assessment of our deferred tax liability reversal patterns and projected future earnings that these losses will be utilized. The limitations are such that full utilization is projected within two years of acquisition.

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

	December 31,
	2021	2020
Balance, January 1	$4.1	$—
Additions based on tax positions of prior years	3.3	2.8
Additions based on tax positions of current year	2.3	1.3
Balance, December 31	$9.7	$4.1

Our open tax years are 2018, 2019 and 2020 for federal income tax purposes. We have open tax years for state income tax purposes for up to six years based on each state’s laws.

(19)Concentrations of Risk

We generate a significant amount of revenues from large clients. For the years ended December 31, 2021 and 2020, no client accounted for more than 10% of our consolidated revenues. One client accounted for 10% of total revenues for the year ended December 31, 2019.

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of trade receivables and interest rate swaps.

(20)Segment Information

ASC Topic 280, Segment Reporting ("ASC 280"), establishes standards for reporting information about segments and requires that a public business enterprise reports financial and descriptive information about its segments. Segments are components of an enterprise for which separate financial information is available and are evaluated regularly by the chief operating decision maker ("CODM") in deciding how to allocate resources and in assessing performance. Our chief executive officer is identified as the CODM as defined by ASC 280. To align with the internal management of our business operations based on service offerings, our business is organized into two segments. Refer to Note 15 — Revenues for a description of our Software Solutions and Data and Analytics segments.

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

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Segment asset information is not included below because we do not use it to evaluate performance or allocate resources. Summarized financial information concerning our segments is shown in the tables below (in millions):

	Year ended December 31, 2021
	Software	Data and	Corporate and
	Solutions	Analytics	Other		Total
Revenues	$1,250.0	$225.2	$—	(1)	$1,475.2
Expenses:
Operating expenses	536.3	145.0	112.6	(2)	793.9
Transition and integration costs	—	—	13.3	(3)	13.3
EBITDA	713.7	80.2	(125.9)		668.0
Depreciation and amortization	131.1	15.5	218.4	(4)	365.0
Operating income (loss)	582.6	64.7	(344.3)		303.0
Interest expense, net					(83.6)
Other expense, net					(6.4)
Earnings before income taxes and equity in earnings of unconsolidated affiliates					213.0
Income tax expense					35.7
Earnings before equity in earnings of unconsolidated affiliates					177.3
Equity in earnings of unconsolidated affiliates, net of tax					2.6
Net earnings					179.9
Net losses attributable to redeemable noncontrolling interests					28.0
Net earnings attributable to Black Knight					$207.9

	Year ended December 31, 2020
	Software	Data and	Corporate and
	Solutions	Analytics	Other		Total
Revenues	$1,040.2	$198.7	$(0.4)	(1)	$1,238.5
Expenses:
Operating expenses	435.6	133.9	100.1	(2)	669.6
Transition and integration costs	—	—	31.4	(3)	31.4
EBITDA	604.6	64.8	(131.9)		537.5
Depreciation and amortization	120.9	15.1	134.7	(4)	270.7
Operating income (loss)	483.7	49.7	(266.6)		266.8
Interest expense, net					(62.9)
Other income, net					16.4
Earnings before income taxes and equity in earnings of unconsolidated affiliates					220.3
Income tax expense					41.6
Earnings before equity in earnings of unconsolidated affiliates					178.7
Equity in earnings of unconsolidated affiliates, net of tax					67.1
Net earnings					245.8
Net losses attributable to redeemable noncontrolling interests					18.3
Net earnings attributable to Black Knight					$264.1

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year ended December 31, 2019
	Software	Data and	Corporate and
	Solutions	Analytics	Other		Total
Revenues	$1,012.3	$165.4	$(0.5)	(1)	$1,177.2
Expenses:
Operating expenses	412.7	123.4	109.9	(2)	646.0
Transition and integration costs	—	—	5.4	(3)	5.4
EBITDA	599.6	42.0	(115.8)		525.8
Depreciation and amortization	123.9	15.9	96.4	(4)	236.2
Operating income (loss)	475.7	26.1	(212.2)		289.6
Interest expense, net					(63.5)
Other expense, net					(1.4)
Earnings before income taxes and equity in losses of unconsolidated affiliates					224.7
Income tax expense					41.9
Earnings before equity in losses of unconsolidated affiliates					182.8
Equity in losses of unconsolidated affiliates, net of tax					(74.0)
Net earnings					$108.8
(1)	Revenues for Corporate and Other represent deferred revenue purchase accounting adjustments recorded in accordance with GAAP.
(2)	Operating expenses for Corporate and Other includes equity-based compensation, including certain related payroll taxes, of $42.9 million, $40.6 million and $51.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.
(3)	Transition and integration costs primarily consists of costs associated with acquisitions and expense reduction initiatives.
(4)	Depreciation and amortization for Corporate and Other primarily represents net incremental depreciation and amortization adjustments associated with the application of purchase accounting recorded in accordance with GAAP.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has adopted the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B.Other Information

None.

Item 9C.Disclosures Regarding Foreign Jurisdictions That Prevent Inspections

None.

Part III

Items 10-14.

Within 120 days after the close of our fiscal year, we intend to file with the SEC a definitive proxy statement pursuant to Regulation 14A of the Exchange Act, which will include the matters required by these items.

PART IV

Item 15.           Exhibits and Financial Statement Schedules

(a)(1) Financial Statements. The following is a list of the consolidated financial statements of Black Knight, Inc. and its subsidiaries included in Part II Item 8:

(a)(2) Financial Statement Schedules. All financial statement schedules have been omitted because they are not applicable or the required information is presented in the consolidated financial statements or the notes thereto.
(a)(3) Exhibits. Exhibits required to be filed by Item 601of Regulation S-K, and by Item 15(b) are included below:

HIDDEN_ROW
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

Equity Purchase Agreement, dated July 26, 2020, by and among Black Knight, Inc., GTCR Fund XI/C LP, GTCR/OB Blocker Corp., GTCR/OB Splitter LP, OB Holdings I, LLC, OB Acquisition, LLC, and OB Holdings I, LLC, in its capacity as the Seller Representative (incorporated by reference to Exhibit 2.1 to the Form 8-K filed by Black Knight, Inc. on July 28, 2020 (No. 001-37394))

2.3

Purchase Agreement, dated as of February 15, 2022, by and among Black Knight, Optimal Blue I, Cannae, THL, Optimal Blue Holdco and Black Knight Technologies (incorporated by reference to Exhibit 2.1 to the Form 8-K filed by Black Knight, Inc. on February 15, 2022 (No. 001-37394))

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

4.2

Indenture among Black Knight InfoServ, LLC, the Guarantors party thereto and Wells Fargo Bank, National Association, dated August 26, 2020 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by Black Knight, Inc. on August 26, 2020 (No. 001-37394))

4.3

Form of 3.625% Senior Note due 2028 of Black Knight InfoServ, LLC.(incorporated by reference to Exhibit 4.2 to the Form 8-K filed by Black Knight, Inc. on August 26, 2020 (No. 001-37394), which is included as Exhibit A to Exhibit 4.1 to the Form 8-K filed by Black Knight, Inc. on August 26, 2020 (No. 001-37394))

10.1

Amended and Restated Employment Agreement by and between Kirk T. Larsen and BKFS I Management, Inc. dated April 23, 2015 (incorporated by reference to Exhibit 10.11 to Amendment No. 4 to the Form S-1 Registration Statement filed by Black Knight Financial Services, Inc. on May 4, 2015 (No. 333-201241)) (1)

10.2

Employment Agreement by and between BKFS I Management, Inc. and Michael L. Gravelle, effective as of March 1, 2015 (incorporated by reference to Exhibit 10.16 to Amendment No. 3 to the Form S-1 Registration Statement filed by Black Knight Financial Services, Inc. on April 20, 2015 (No. 333-201241)) (1)

10.3

Black Knight, Inc. Deferred Compensation Plan, effective September 15, 2017 (incorporated by reference to Exhibit 10.12 to the Form 10-K filed by Black Knight, Inc. on February 23, 2018 (No. 001-37394)) (1)

10.4

Cross-Indemnity Agreement by and between Black Knight Financial Services, LLC and ServiceLink Holdings, LLC dated as of December 22, 2014 (incorporated by reference to Exhibit 10.20 to Amendment No. 2 to the Form S-1 Registration Statement filed by Black Knight Financial Services, Inc. on March 30, 2015 (No. 333-201241))

10.5

First Amendment to Amended and Restated Employment Agreement by and between Kirk T. Larsen and BKFS I Management, Inc. dated March 17, 2016 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Black Knight Financial Services, Inc. on April 29, 2016 (No. 001-37394)) (1)

10.6

Second Amendment to Employment Agreement by and between BKFS I Management, Inc. and Kirk Larsen effective April 30, 2016 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Black Knight Financial Services, Inc. on August 9, 2016 (No. 001-37394)) (1)

10.7

First Amendment to Employment Agreement by and between BKFS I Management, Inc. and Michael L. Gravelle effective April 30, 2016 (incorporated by reference to Exhibit 10.4 to the Form 10-Q filed by Black Knight Financial Services, Inc. on August 9, 2016 (No. 001-37394)) (1)

10.8

Amended and Restated Employment Agreement by and between Joseph M. Nackashi and BKFS I Management, Inc. effective July 17, 2017 (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Black Knight Financial Services, Inc. on July 28, 2017 (No. 001-37394)) (1)

10.9

Employment Agreement by and between BKFS I Services, LLC and Anthony M. Jabbour, effective as of April 1, 2018 (incorporated by reference to Exhibit 10.21 to the Form 10-K filed by Black Knight, Inc. on February 23, 2018 (No. 001-36394)) (1)

10.10

Employment Agreement by and between LPS Management LLC and Shelley Leonard effective as of April 8, 2013 (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by Black Knight, Inc. on May 5, 2020 (No. 001-36394)) (1)

10.11

Second Amendment to Employment Agreement by and between BKFS I Services, LLC and Michael L. Gravelle effective as of November 1, 2019 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Black Knight, Inc. on November 7, 2019 (No. 001-37394)) (1)

10.12

Amendment to the Restricted Stock Award Agreement (Subject to Time-Based Restriction) (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Black Knight Financial Services, Inc. on November 3, 2016 (No. 001-37394))

10.13

Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement (2017) with a 4 year vesting under Black Knight Financial Services, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.41 to the Form 10-K filed by Black Knight Financial Services, Inc. on February 24, 2017 (No. 001-37394)) (1)

10.14

Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement (2018) under Black Knight, Inc. Amended and Restated 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.28 to the Form 10-K filed by Black Knight, Inc. on February 23, 2018 (No. 001-373394)) (1)

10.15

Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement (2019) under Black Knight, Inc. Amended and Restated 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.24 to the Form 10-K filed by Black Knight, Inc. on February 22, 2019 (No. 001-373394)) (1)

10.16

Form of Notice of Restricted Stock and Restricted Stock Award Agreement (Directors) (2020) under Black Knight, Inc. Amended and Restated 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Black Knight, Inc. on May 5, 2020 (No. 001-37394)) (1)

10.17

Form of Notice of Restricted Stock Grant and Restricted Stock Award Amendment (2020) under Black Knight, Inc. Amended and Restated 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Black Knight, Inc. on May 5, 2020 (No. 001-37394)) (1)

10.18

Form of Notice of Restricted Stock and Restricted Stock Award Amendment (2021) under Black Knight, Inc. Amended and Restated 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Black Knight, Inc. on May 6, 2021 (No. 001-37394)) (1)

10.19

Form of Notice of Restricted Stock and Restricted Stock Award Agreement (Directors) (2021) under Black Knight, Inc. Amended and Restated 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Black Knight, Inc. on August 5, 2021 (No. 001-37394)) (1)

10.20

Form of Notice of Restricted Stock Unit and Restricted Stock Unit Award Agreement (Directors) (2021) under Black Knight, Inc. Amended and Restated 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Black Knight, Inc. on August 5, 2021 (No. 001-37394)) (1)

10.21	Black Knight, Inc. Amended and Restated 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to the Form 8-K filed by Black Knight, Inc. on October 2, 2017 (No. 001-37394)) (1)

10.22

Black Knight, Inc. Employee Stock Purchase Plan, amended and restated effective as of December 5, 2019 (incorporated by reference to Exhibit 10.19 to the Form 10-K filed by Black Knight, Inc. on February 28, 2020 (No. 001-37394)) (1)

10.23

Dun & Bradstreet Holdings, Inc. Common Stock Purchase Agreement, dated June 23, 2020, among Dun & Bradstreet Holdings, Inc. and Black Knight InfoServ, LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Black Knight, Inc. on June 29, 2020 (No. 001-37394))

10.24

Amended and Restated Credit and Guaranty Agreement, dated as of March 10, 2021, by and among Black Knight InfoServ, LLC, a Delaware limited liability company, as the borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Black Knight, Inc. on March 12, 2021 (No. 001-37394))

10.25	Optimal Blue Holdco, LLC 2020 Incentive Plan (incorporated by reference to Exhibit 10.31 to the Form 10-K filed by Black Knight, Inc. on February 26, 2021 (No. 001-37394)) (1)

10.26	Optimal Blue Holdco, LLC Unit Grant Agreement (2020) (incorporated by reference to Exhibit 10.32 to the Form 10-K filed by Black Knight, Inc. on February 26, 2021 (No. 001-37394)) (1)

21.1	Subsidiaries of the Registrant

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm

23.2	Consent of KPMG LLP with respect to the report related to Star Parent, L.P. and its subsidiaries

23.3	Consent of KPMG LLP with respect to the report related to Dun & Bradstreet Holdings, Inc. and its subsidiaries

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 18 U.S.C. Section 1350

99.1

Audited Consolidated Financial Statements of Star Parent, L.P. and its subsidiaries as of December 31, 2019 and for the period from February 8, 2019 to December 31, 2019 (incorporated by reference to Exhibit 99.1 to the Form 10-K/A filed by Black Knight, Inc. on March 25, 2020 (001-37394))

99.2	Audited Consolidated Financial Statements of Dun & Bradstreet Holdings, Inc. and its subsidiaries as of December 31, 2021 and 2020 and for the years ended December 31, 2021, 2020 and 2019

101.INS	Inline XBRL Instance Document**

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

104	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101
(1)	A management or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(b) of Form 10-K.
*	Certain schedules have been omitted pursuant to Item 601(a)(5) of Registration S-K. A copy of any omitted schedule will be furnished to the Securities and Exchange Commission upon request.
**	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

Item 16.           Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Black Knight, Inc.
By:	/s/ Anthony M. Jabbour
Anthony M. Jabbour
Chief Executive Officer

Date: February 25, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anthony M. Jabbour	Chief Executive Officer and Chairman of the Board of Directors	February 25, 2022
Anthony M. Jabbour	(Principal Executive Officer)

/s/ Kirk T. Larsen	Executive Vice President and Chief Financial Officer	February 25, 2022
Kirk T. Larsen	(Principal Financial Officer)

/s/ Michele M. Meyers	Chief Accounting Officer and Treasurer	February 25, 2022
Michele M. Meyers	(Principal Accounting Officer)

/s/ Catherine L. Burke	Director	February 25, 2022
Catherine L. Burke

/s/ Thomas M. Hagerty	Director	February 25, 2022
Thomas M. Hagerty

/s/ David K. Hunt	Director	February 25, 2022
David K. Hunt

/s/ Joseph M. Otting	Director	February 25, 2022
Joseph M. Otting

/s/ Ganesh B. Rao	Director	February 25, 2022
Ganesh B. Rao

/s/ John D. Rood	Director	February 25, 2022
John D. Rood

/s/ Nancy L. Shanik	Director	February 25, 2022
Nancy L. Shanik