Form 10-Q
period 2022-03-31
Black Knight, Inc.
filed 2022-05-09
CIK 1627014

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

There were 155,965,894 shares outstanding of the Registrant’s common stock as of May 6, 2022.

FORM 10-Q

QUARTERLY REPORT

Quarter Ended March 31, 2022

i

Part I: FINANCIAL INFORMATION

Item 1.Condensed Consolidated Financial Statements (Unaudited)

BLACK KNIGHT, INC.

Condensed Consolidated Balance Sheets

(In millions)

(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$27.6	$77.1
Trade receivables, net	194.3	191.8
Prepaid expenses and other current assets	85.1	83.0
Receivables from related parties	0.1	0.2
Total current assets	307.1	352.1
Property and equipment, net	151.1	154.5
Software, net	482.3	497.0
Other intangible assets, net	576.4	613.2
Goodwill	3,817.3	3,817.3
Investments in unconsolidated affiliates	170.0	490.5
Deferred contract costs, net	199.0	196.0
Other non-current assets	239.8	230.3
Total assets	$5,943.0	$6,350.9
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable and other accrued liabilities	$55.4	$64.5
Income taxes payable	139.9	11.8
Accrued compensation and benefits	69.0	91.4
Current portion of debt	33.5	32.5
Deferred revenues	68.1	64.6
Total current liabilities	365.9	264.8
Deferred revenues	74.2	81.5
Deferred income taxes	251.2	284.1
Long-term debt, net of current portion	2,697.2	2,362.6
Other non-current liabilities	63.3	78.7
Total liabilities	3,451.8	3,071.7
Commitments and contingencies (Note 10)
Redeemable noncontrolling interests	40.2	1,188.8
Equity:
Common stock; $0.0001 par value; 550,000,000 shares authorized; 160,040,598 shares issued and 155,965,390 shares outstanding as of March 31, 2022, and 160,040,598 shares issued and 155,357,705 shares outstanding as of December 31, 2021	—	—
Preferred stock; $0.0001 par value; 25,000,000 shares authorized; issued and outstanding, none as of March 31, 2022 and December 31, 2021	—	—
Additional paid-in capital	1,364.8	1,410.9
Retained earnings	1,327.4	968.2
Accumulated other comprehensive loss	(7.0)	(17.5)
Treasury stock, at cost, 4,075,208 shares as of March 31, 2022 and 4,682,893 shares as of December 31, 2021	(234.2)	(271.2)
Total shareholders’ equity	2,451.0	2,090.4
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$5,943.0	$6,350.9

See Notes to Condensed Consolidated Financial Statements (Unaudited).

BLACK KNIGHT, INC.

Condensed Consolidated Statements of Earnings and Comprehensive Earnings

(In millions, except per share data)

(Unaudited)

	Three months ended March 31,
	2022	2021
Revenues	$387.2	$349.7
Expenses:
Operating expenses	207.9	186.2
Depreciation and amortization	91.5	87.8
Transition and integration costs	7.6	7.9
Total expenses	307.0	281.9
Operating income	80.2	67.8
Other income and expense:
Interest expense, net	(21.1)	(20.3)
Other expense, net	(1.2)	(3.2)
Total other expense, net	(22.3)	(23.5)
Earnings before income taxes and equity in earnings of unconsolidated affiliates	57.9	44.3
Income tax (benefit) expense	(1.1)	5.2
Earnings before equity in earnings of unconsolidated affiliates	59.0	39.1
Equity in earnings of unconsolidated affiliates, net of tax	303.1	6.4
Net earnings	362.1	45.5
Net losses attributable to redeemable noncontrolling interests	2.5	8.6
Net earnings attributable to Black Knight	$364.6	$54.1
Other comprehensive earnings:
Unrealized holding gains, net of tax(1)	4.3	0.5
Reclassification adjustments for losses included in net earnings, net of tax(2)	3.2	3.9
Total unrealized gains on interest rate swaps, net of tax	7.5	4.4
Foreign currency translation adjustment, net of tax (3)	(0.2)	(0.3)
Unrealized gains (losses) on investments in unconsolidated affiliates, net of tax(4)	3.2	(3.1)
Other comprehensive earnings	10.5	1.0
Comprehensive earnings	372.6	46.5
Net losses attributable to redeemable noncontrolling interests	2.5	8.6
Comprehensive earnings attributable to Black Knight	$375.1	$55.1
Net earnings per share attributable to Black Knight common shareholders:
Basic	$2.36	$0.35
Diluted	$2.35	$0.35
Weighted average shares of common stock outstanding (see Note 5):
Basic	154.2	155.6
Diluted	155.4	155.9
(1)	Net of income tax expense of $1.4 million and of $0.2 million for the three months ended March 31, 2022 and 2021, respectively.
(2)	Amounts reclassified to net earnings relate to losses on interest rate swaps and are included in Interest expense, net above. Amounts are net of income tax benefit of $1.1 million and $1.3 million for the three months ended March 31, 2022 and 2021, respectively.
(3)	Net of income tax benefit of less than $0.1 million for the three months ended March 31, 2022 and 2021.
(4)	Net of income tax expense of $1.1 million and income tax benefit of $1.0 million for the three months ended March 31, 2022 and 2021, respectively.

See Notes to Condensed Consolidated Financial Statements (Unaudited).

BLACK KNIGHT, INC.

Condensed Consolidated Statements of Equity

(In millions)

(Unaudited)

	Three months ended March 31, 2022
					Accumulated
			Additional		other			Total	Redeemable
	Common stock		paid-in	Retained	comprehensive	Treasury stock		shareholders’	noncontrolling
	Shares	$	capital	earnings	loss	Shares	$	equity	interests
Balance, December 31, 2021	160.0	$—	$1,410.9	$968.2	$(17.5)	4.7	$(271.2)	$2,090.4	$1,188.8
Fair value adjustment to redeemable noncontrolling interests in Optimal Blue Holdco, LLC	—	—	(9.9)	—	—	—	—	(9.9)	9.9
Acquisition of remaining redeemable noncontroling interests in Optimal Blue Holdco, LLC	—	—	—	—	—	—	—	—	(1,156.0)
Grant of restricted shares of common stock	—	—	(46.6)	—	—	(0.8)	46.6	—	—
Forfeitures of restricted shares of common stock	—	—	1.0	—	—	—	(1.0)	—	—
Tax withholding payments for restricted share vesting	—	—	(10.7)	—	—	—	—	(10.7)	—
Vesting of restricted shares granted from treasury stock	—	—	8.6	—	—	0.2	(8.6)	—	—
Equity-based compensation expense	—	—	10.7	—	—	—	—	10.7	—
Net earnings (losses)	—	—	—	364.6	—	—	—	364.6	(2.5)
Equity-based compensation expense of unconsolidated affiliates	—	—	—	(5.4)	—	—	—	(5.4)	—
Foreign currency translation adjustment	—	—	—	—	(0.2)	—	—	(0.2)	—
Unrealized gains on interest rate swaps, net	—	—	—	—	7.5	—	—	7.5	—
Other comprehensive gains on investments in unconsolidated affiliates	—	—	—	—	3.2	—	—	3.2	—
Other	—	—	0.8	—	—	—	—	0.8	—
Balance, March 31, 2022	160.0	$—	$1,364.8	$1,327.4	$(7.0)	4.1	$(234.2)	$2,451.0	$40.2

	Three months ended March 31, 2021
					Accumulated
			Additional		other			Total	Redeemable
	Common stock		paid-in	Retained	comprehensive	Treasury stock		shareholders’	noncontrolling
	Shares	$	capital	earnings	loss	Shares	$	equity	interests
Balance, December 31, 2020	160.1	$—	$2,053.7	$757.4	$(38.8)	3.1	$(144.6)	$2,627.7	$578.0
Fair value adjustment to redeemable noncontrolling interests in Optimal Blue Holdco, LLC	—	—	(8.6)	—	—	—	—	(8.6)	8.6
Grant of restricted shares of common stock	—	—	(25.3)	—	—	(0.5)	25.3	—	—
Forfeitures of restricted shares of common stock	—	—	0.1	—	—	—	(0.1)	—	—
Tax withholding payments for restricted share vesting	(0.1)	—	(22.7)	—	—	—	—	(22.7)	—
Vesting of restricted shares granted from treasury stock	—	—	10.4	—	—	0.2	(10.4)	—	—
Equity-based compensation expense	—	—	9.4	—	—	—	—	9.4	—
Net earnings (losses)	—	—	—	54.1	—	—	—	54.1	(8.6)
Equity-based compensation expense of unconsolidated affiliates	—	—	—	0.5	—	—	—	0.5	—
Purchases of treasury stock	—	—	—	—	—	0.6	(46.7)	(46.7)	—
Foreign currency translation adjustment	—	—	—	—	(0.3)	—	—	(0.3)	—
Unrealized gains on interest rate swaps, net	—	—	—	—	4.4	—	—	4.4	—
Other comprehensive losses on investments in unconsolidated affiliates	—	—	—	—	(3.1)	—	—	(3.1)	—
Balance, March 31, 2021	160.0	$—	$2,017.0	$812.0	$(37.8)	3.4	$(176.5)	$2,614.7	$578.0

See Notes to Condensed Consolidated Financial Statements (Unaudited).

BLACK KNIGHT, INC.

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Three months ended March 31,
	2022	2021
Cash flows from operating activities:
Net earnings	$362.1	$45.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	91.5	87.8
Amortization of debt issuance costs and original issue discount	0.9	1.0
Loss on extinguishment of debt	—	2.5
Deferred income taxes, net	(135.8)	(1.8)
Equity in earnings of unconsolidated affiliates, net of tax	(303.1)	(6.4)
Equity-based compensation	10.7	9.4
Changes in assets and liabilities, net of acquired assets and liabilities:
Trade receivables, including receivables from related parties	(2.5)	0.1
Prepaid expenses and other assets	(11.9)	(35.1)
Deferred contract costs	(12.3)	(11.0)
Deferred revenues	(3.8)	6.4
Trade accounts payable and other liabilities	89.3	(21.0)
Net cash provided by operating activities	85.1	77.4
Cash flows from investing activities:
Additions to property and equipment	(6.6)	(5.2)
Additions to software	(20.8)	(24.7)
Business acquisitions, net of cash acquired	—	(20.0)
Asset acquisitions	—	(10.0)
Net cash used in investing activities	(27.4)	(59.9)
Cash flows from financing activities:
Revolver borrowings	460.1	167.8
Revolver payments	(115.1)	(98.5)
Term loan borrowings	—	1.6
Term loan payments	(7.2)	—
Payments made for redeemable noncontrolling interests	(433.5)	—
Purchases of treasury stock	—	(46.7)
Tax withholding payments for restricted share vesting	(10.7)	(22.7)
Finance lease payments	(0.8)	(1.2)
Debt issuance costs paid	—	(7.6)
Net cash used in financing activities	(107.2)	(7.3)
Net (decrease) increase in cash and cash equivalents	(49.5)	10.2
Cash and cash equivalents, beginning of period	77.1	34.7
Cash and cash equivalents, end of period	$27.6	$44.9
Supplemental cash flow information:
Interest paid, net	$(29.3)	$(29.1)
Income taxes paid, net	$(0.3)	$(0.9)

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

This Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission ("SEC") on February 25, 2022 and other filings with the SEC.

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

Redeemable Noncontrolling Interests

Prior to February 15, 2022, Optimal Blue Holdco, LLC (“Optimal Blue Holdco”) was a non-wholly owned subsidiary and considered a variable interest entity. We were the primary beneficiary of Optimal Blue Holdco through our controlling interest and our rights established in the Second Amended and Restated Limited Liability Company Agreement of Optimal Blue Holdco dated November 24, 2020 (the “OB Holdco LLC Agreement”). As such, we controlled Optimal Blue Holdco and its subsidiaries, and we consolidated its financial position and results of operations. Prior to February 15, 2022, we owned 60% of Optimal Blue Holdco. Redeemable noncontrolling interests represented the collective 40% equity interest in Optimal Blue Holdco owned by Cannae Holdings, LLC ("Cannae") and affiliates of Thomas H. Lee Partners, L.P. ("THL"). As these redeemable noncontrolling interests provided for redemption features not solely within our control, they were presented outside of shareholders' equity.

On February 15, 2022, we entered into a purchase agreement with Cannae and THL and acquired all of their issued and outstanding Class A units of Optimal Blue Holdco through Optimal Blue I, LLC (“Optimal Blue I”), a Delaware limited liability company and our wholly-owned subsidiary, in exchange for aggregate consideration of 36.4 million shares of Dun & Bradstreet Holdings, Inc. (“DNB”) common stock valued at $722.5 million and $433.5 million in cash, included as a financing cash outflow on the Condensed Consolidated Statements of Cash Flows (Unaudited), funded with borrowings under our revolving credit facility. The aggregate consideration of $1.156 billion and number of shares of DNB common stock paid to Cannae and THL was based on the 20-day volume-weighted average trading price of DNB for the period ended on February 14, 2022. As of February 15, 2022, we own 100% of the Class A units of Optimal Blue Holdco.

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Reporting Segments

We conduct our operations through two reporting segments: (1) Software Solutions and (2) Data and Analytics. See further discussion in Note 13 — Segment Information.

Reclassifications

Certain reclassifications have been made to the prior year amounts to conform to the classifications used in 2022. Certain receivables previously included in Trade and other receivables, including receivables from related parties on our Condensed Consolidated Statements of Cash Flows (Unaudited) are now included in Prepaid expenses and other assets. We also reclassified certain deferred compensation plan assets and liabilities between Prepaid expenses and other assets and Trade accounts payable and other liabilities on our Condensed Consolidated Statements of Cash Flows (Unaudited).

Merger Agreement

On May 4, 2022, we entered into a definitive agreement to be acquired by Intercontinental Exchange, Inc. (“ICE”), a leading global provider of data, technology, and market infrastructure, in a transaction valued at approximately $13.1 billion, or $85 per share, with consideration in the form of a mix of cash (80%) and stock (20%) (the “Transaction”). The aggregate cash consideration in the Transaction consists of approximately $10.5 billion and the aggregate stock consideration is valued at approximately $2.6 billion based on ICE’s 10-day volume weighted average price as of May 2, 2022 of $118.09. Black Knight shareholders can elect to receive either cash or stock, subject to proration, with the value of the cash election and the stock election equalized at closing. The Transaction is expected to close in the first half of 2023, following the receipt of regulatory approvals, Black Knight shareholder approval and the satisfaction of customary closing conditions. The Transaction has been approved by the Boards of Directors of Black Knight and ICE.

(2)Condensed Consolidated Financial Statement Details

Cash and Cash Equivalents

Cash and cash equivalents are unrestricted and include the following (in millions):

	March 31, 2022	December 31, 2021
Cash	$21.1	$24.0
Cash equivalents	6.5	53.1
Cash and cash equivalents	$27.6	$77.1

Trade Receivables, Net

A summary of Trade receivables, net of allowance for credit losses is as follows (in millions):

	March 31, 2022	December 31, 2021
Trade receivables — billed	$149.4	$147.4
Trade receivables — unbilled	47.8	47.1
Trade receivables	197.2	194.5
Allowance for credit losses	(2.9)	(2.7)
Trade receivables, net	$194.3	$191.8

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in millions):

	March 31, 2022	December 31, 2021
Prepaid expenses	$52.4	$44.7
Contract assets, net	21.6	23.0
Income tax receivables	0.9	6.5
Other current assets	10.2	8.8
Prepaid expenses and other current assets	$85.1	$83.0

Other Non-Current Assets

Other non-current assets consist of the following (in millions):

	March 31, 2022	December 31, 2021
Contract assets, net	$90.3	$80.2
Property records database	60.6	60.6
Right-of-use assets	30.7	32.9
Deferred compensation plan related assets	26.5	25.2
Contract credits	23.1	23.6
Prepaid expenses	6.2	4.5
Other	2.4	3.3
Other non-current assets	$239.8	$230.3

Trade Accounts Payable and Other Accrued Liabilities

Trade accounts payable and other accrued liabilities consist of the following (in millions):

	March 31, 2022	December 31, 2021
Accrued interest	$3.1	$12.3
Lease liabilities, current	10.3	10.8
Trade accounts payable	10.1	7.9
Other taxes payable and accrued	5.7	4.8
Accrued client liabilities	3.7	3.8
Other	22.5	24.9
Trade accounts payable and accrued liabilities	$55.4	$64.5

Deferred Revenues

During the three months ended March 31, 2022 and 2021, revenues recognized related to the amount included in the Deferred revenues balance at the beginning of each year were $20.9 million and $17.7 million, respectively.

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Depreciation and Amortization

Depreciation and amortization includes the following (in millions):

	Three months ended March 31,
	2022	2021
Other intangible assets	$36.8	$38.8
Software	35.5	30.6
Property and equipment	9.9	10.2
Deferred contract costs	9.3	8.2
Total	$91.5	$87.8

Other Non-Current Liabilities

Other non-current liabilities consist of the following (in millions):

	March 31, 2022	December 31, 2021
Lease liabilities, non-current	$22.9	$26.4
Deferred compensation plan	24.8	24.4
Unrealized losses on interest rate swaps (Note 7)	2.1	13.9
Other	13.5	14.0
Other non-current liabilities	$63.3	$78.7

A

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

We did not record any measurement period adjustments related to our prior year acquisitions during the three months ended March 31, 2022. The estimates related to our 2021 acquisitions of eMBS and Top of Mind are preliminary and subject to adjustments as we complete our valuation process with respect to certain assumed liabilities, including estimated liabilities for pre-acquisition tax exposure.

(4)Investments in Unconsolidated Affiliates

DNB is a leading global provider of business decisioning data and analytics. On January 8, 2021, DNB completed its acquisition of Bisnode Business Information Group AB (the “Bisnode acquisition”). In connection with the Bisnode acquisition, DNB issued 6.2 million shares of common stock, which resulted in a decrease in our ownership interest in DNB from 13.0% to 12.8% at that time.

On February 15, 2022, we exchanged 36.4 million shares of DNB common stock in connection for a portion of the remaining Class A units in Optimal Blue Holdco we acquired from Cannae and THL. The number of shares of DNB common stock was valued at $722.5 million based on the 20-day volume-weighted average trading price of DNB for the period ended on February 14, 2022. We recognized a

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

gain of $305.4 million, net of tax of $102.6 million, related to this transaction. As of March 31, 2022, we own approximately 4.3% of DNB’s outstanding common stock.

We hold less than 20% of the outstanding common equity of DNB, but we continue to account for our investment under the equity method because we continue to have significant influence over DNB primarily through a combination of an agreement with certain other DNB investors pursuant to which we agreed to collectively vote together on matters related to the election of DNB directors for a period of three years following the initial public offering of DNB, our shared Chief Executive Officer and our investment.

As of March 31, 2022, DNB’s closing share price was $17.52, and the fair value of our investment in DNB was $323.7 million before tax.

Summarized consolidated financial information for DNB is presented below (in millions):

	March 31, 2022	December 31, 2021
Current assets	$732.3	$718.0
Non-current assets	9,124.9	9,279.2
Total assets	$9,857.2	$9,997.2

Current liabilities, including short-term debt	$973.4	$1,004.9
Non-current liabilities	5,174.9	5,247.0
Total liabilities	6,148.3	6,251.9
Total equity	3,708.9	3,745.3
Total liabilities and shareholders' equity	$9,857.2	$9,997.2

	Three months ended March 31,
	2022	2021

Revenues	$536.0	$504.5
Loss before provision for income taxes and equity in net income of affiliates	(39.8)	(33.7)
Net loss	(29.8)	(23.3)
Net loss attributable to DNB	(31.3)	(25.0)

Equity in earnings of unconsolidated affiliates, net of tax consists of the following (in millions):

	Three months ended March 31,
	2022	2021
Equity in losses of unconsolidated affiliates, net of tax	$(2.3)	$(3.5)
Non-cash gain related to DNB's issuance of common stock, net of tax	—	9.9
Gain related to DNB investment, net of tax	305.4	—
Equity in earnings of unconsolidated affiliates, net of tax	$303.1	$6.4

(5)Earnings Per Share

Diluted net earnings per share includes the effect of unvested restricted stock awards, restricted stock unit awards (“RSUs”) and Optimal Blue Holdco profits interests units (“OB PIUs”). For the three months ended March 31, 2021, the OB PIUs were excluded from the diluted

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

earnings per share calculation because the effect of their inclusion would have been antidilutive. The following table sets forth the computation of basic and diluted net earnings per share (in millions, except per share amounts):

	Three months ended March 31,
	2022	2021
Basic:
Net earnings attributable to Black Knight	$364.6	$54.1
Shares used for basic net earnings per share:
Weighted average shares of common stock outstanding	154.2	155.6
Basic net earnings per share	$2.36	$0.35

Diluted:
Net earnings attributable to Black Knight	$364.6	$54.1
Shares used for diluted net earnings per share:
Weighted average shares of common stock outstanding	154.2	155.6
Dilutive effect of unvested restricted shares of common stock and OB PIUs	1.2	0.3
Weighted average shares of common stock, diluted	155.4	155.9
Diluted net earnings per share	$2.35	$0.35

(6)Related Party Transactions

Our service arrangements with related parties are priced within the range of prices we offer to third parties. We believe the amounts earned from or charged by us under each of the following arrangements are fair and reasonable. However, the amounts we earned or that were charged under these arrangements were not negotiated at arm's length and may not represent the terms that we might have obtained from an unrelated third party.

DNB

DNB is considered to be a related party primarily due to the combination of our investment in DNB and our shared Chief Executive Officer. Refer to Note 4 — Investments in Unconsolidated Affiliates for additional details.

In June 2021, we entered into a five-year agreement with DNB to provide them with certain products and data over the term of the agreement, as well as professional services, for an aggregate fee of approximately $34 million over the term of the agreement. As of March 31, 2022, related party deferred revenues of $6.6 million are included in Deferred revenues (current) in our Condensed Consolidated Balance Sheets (Unaudited). As of December 31, 2021, related party deferred revenues were $7.6 million, of which $6.2 million was included in Deferred revenues (current) and $1.4 million was included in Deferred revenues (non-current). During the three months ended March 31, 2022, revenues from related parties of $1.0 million are included in our Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited).

In June 2021, we also entered into an agreement with DNB for access to certain of their data assets for an aggregate fee of approximately $24 million over the term of the agreement. In addition, we will jointly market certain solutions and data. As of March 31, 2022 and December 31, 2021, related party prepaid fees were $1.1 million and $2.3 million, respectively, which are included in Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets (Unaudited). During the three months ended March 31, 2022, expenses from related parties of $1.1 million are included in Operating expenses in our Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited).

As of March 31, 2022 and December 31, 2021, we had related party receivables from DNB of $0.1 million and $0.2 million, respectively.

Trasimene

Prior to June 16, 2021, Trasimene Capital Management, LLC ("Trasimene") was considered a related party because the former Chairman of our Board of Directors (the “Board”) owns a controlling interest in Trasimene. As of June 16, 2021, our former Chairman retired from

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

the Board and became our Chairman Emeritus, and Trasimene is no longer considered a related party. For the three months ended March 31, 2021, we recognized $0.3 million in fees paid to Trasimene related to our acquisition of NexSpring, which are included in Transition and integration costs in our Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited).

(7)Long-Term Debt

Long-term debt consists of the following (in millions):

	March 31, 2022	December 31, 2021
Term A Loan	$1,142.8	$1,150.0
Revolving Credit Facility	601.0	256.0
Senior Notes	1,000.0	1,000.0
Other	5.8	8.9
Total long-term debt principal	2,749.6	2,414.9
Less: current portion of long-term debt	(33.5)	(32.5)
Long-term debt before debt issuance costs and discount	2,716.1	2,382.4
Less: debt issuance costs and discount	(18.9)	(19.8)
Long-term debt, net of current portion	$2,697.2	$2,362.6

As of March 31, 2022, principal maturities, including payments related to our finance leases, are as follows (in millions):

2022	$22.4
2023	33.7
2024	57.5
2025	57.5
2026	1,578.5
Thereafter	1,000.0
Total	$2,749.6

2021 Credit Agreement

On March 10, 2021, our indirect subsidiary Black Knight Infoserv, LLC (“BKIS”) entered into a second amended and restated credit and guaranty agreement (the “2021 Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, the guarantors party thereto, the other agents party thereto and the lenders party thereto.

The 2021 Credit Agreement provides for (i) a $1,150.0 million term loan A facility (the “Term A Loan”) and (ii) a $1,000.0 million revolving credit facility (the “Revolving Credit Facility” and, together with the Term A Loan, collectively, the “Facilities”), the proceeds of which were used to repay in full the indebtedness outstanding under the previous term A facility and revolving credit facility. As a result of the refinancing, we recognized $2.5 million of expense during the three months ended March 31, 2021 in Other expense, net on the Condensed Consolidated Statement of Earnings and Comprehensive Earnings (Unaudited).

As of March 31, 2022, the interest rate for the Facilities was based on the Eurodollar rate plus a margin of 150 basis points and was approximately  1.9%. As of March 31, 2022, we had $399.0 million capacity on the Revolving Credit Facility, and the unused commitment fee was 20 basis points.

The Facilities are guaranteed by BKIS’s wholly-owned domestic restricted subsidiaries, as defined by the 2021 Credit Agreement, and Black Knight Financial Services, LLC, and are secured by associated collateral agreements that pledge a lien on the majority of BKIS’s assets and the assets of the guarantors, in each case, subject to customary exceptions.

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

Other Debt

Other debt includes financing agreements primarily related to certain data processing and maintenance services and finance lease agreements for certain computer equipment. For the three months ended March 31, 2021, non-cash investing and financing activity was $3.3 million related to the unpaid portion of our finance lease agreements.

Fair Value of Long-Term Debt

The fair values of our Facilities and Senior Notes are based upon established market prices for the securities using Level 2 inputs. The fair value of our Facilities approximates their carrying value at March 31, 2022. The fair value of our Senior Notes at March 31, 2022 was $950.0 million compared to its carrying value of $990.0 million, net of original issue discount and debt issuance costs.

Interest Rate Swaps

We enter into interest rate swap agreements to hedge forecasted monthly interest rate payments on our floating rate debt. As of March 31, 2022, we had the following interest rate swap agreements (collectively, the "Swap Agreements") (in millions):

Effective dates	Notional amount	Fixed rates
April 30, 2018 through April 30, 2023	$250.0	2.61%
January 31, 2019 through January 31, 2023	$300.0	2.65%

Under the terms of the Swap Agreements, we receive payments based on the 1-month LIBOR (approximately 0.46% as of March 31, 2022).

During the three months ended March 31, 2022, the following interest rate swap agreement expired (in millions):

Effective dates	Notional amount	Fixed rate
March 31, 2017 through March 31, 2022	$200.0	2.08%

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

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The estimated fair values of our Swap Agreements are as follows (in millions):

	March 31, 2022	December 31, 2021
Other current liabilities	$2.7	$1.0
Other non-current liabilities	$2.1	$13.9

A cumulative loss of $4.8 million ($3.6 million net of tax) and $14.9 million ($11.1 million net of tax) is reflected in Accumulated other comprehensive loss on our Condensed Consolidated Balance Sheets (Unaudited) as of March 31, 2022 and December 31, 2021, respectively. Below is a summary of the effect of derivative instruments on amounts recognized in Other comprehensive earnings (loss) ("OCE") on the Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited) (in millions):

	Three months ended March 31,
	2022		2021
		Amount of loss		Amount of loss
	Amount of gain	reclassified from	Amount of gain	reclassified from
	recognized	Accumulated OCE	recognized	Accumulated OCE
	in OCE	into Net earnings	in OCE	into Net earnings
Swap agreements	$4.3	$3.2	$0.5	$3.9

Approximately $4.9 million ($3.6 million net of tax) of the balance in Accumulated other comprehensive loss as of March 31, 2022 is expected to be reclassified into Interest expense, net over the next 12 months.

(8)Fair Value Measurements

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

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in millions):

	March 31, 2022				December 31, 2021
	Carrying	Fair value			Carrying	Fair value
	amount	Level 1	Level 2	Level 3	amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents (Note 2)	$27.6	$27.6	$—	$—	$77.1	$77.1	$—	$—

Liabilities:
Interest rate swaps (Note 7)	4.8	—	4.8	—	14.9	—	14.9	—
Contingent consideration	4.7	—	—	4.7	4.9	—	—	4.9

Redeemable noncontrolling interests	40.2	—	—	40.2	1,188.8	—	—	1,188.8

The fair value of redeemable noncontrolling interests and contingent consideration was primarily determined based on significant estimates and assumptions, including Level 3 inputs. The estimates and assumptions include the projected timing and amount of future cash flows and discount rates reflecting the rate inherent in the future cash flows. Refer to Note 1 — Basis of Presentation and Overview for additional information.

The following table presents a summary of the change in fair value of our Level 3 fair value measurements (in millions):

Beginning balance, December 31, 2021	$1,193.7
Contingent consideration adjustments related to prior year acquisition(1)	(0.2)
Acquisition of remaining outstanding Class A redeemable noncontrolling interests in Optimal Blue Holdco (Note 1)	(1,156.0)
Fair value adjustment to redeemable noncontrolling interests in Optimal Blue Holdco	7.4
Ending balance, March 31, 2022	$44.9
(1)	The adjustments to contingent consideration for prior year acquisitions are included in Transition and integration costs in the Condensed Consolidated Statement of Earnings and Comprehensive Earnings (Unaudited).

(9)Income Taxes

Our effective tax rate for the three months ended March 31, 2022 and 2021 was (1.9)% and 11.7%, respectively. Our effective tax rate for the three months ended March 31, 2022, includes the effect of a $14.1 million discrete income tax benefit related to the establishment of a deferred tax asset as a result of our reorganization of certain wholly-owned subsidiaries within the Optimal Blue partnership investment structure. Our effective tax rate for the three months ended March 31, 2021 differs from our statutory rate primarily due to the effect of excess tax benefits related to the vesting of restricted shares of our common stock.

(10)Commitments and Contingencies

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

The arbitrator set Black Knight's trade secret case for a 10-day final hearing beginning on January 9, 2023 and set PennyMac's antitrust case for a 10-day final hearing beginning on January 23, 2023.

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

(11)Revenues

Disaggregation of Revenues

The following tables summarize revenues from contracts with clients (in millions):

	Three months ended March 31, 2022
	Servicing	Origination	Software	Data and
	Software	Software	Solutions	Analytics	Total
Software solutions	$204.0	$92.5	$296.5	$9.5	$306.0
Professional services	18.6	12.3	30.9	—	30.9
Data solutions	—	0.5	0.5	46.4	46.9
Other	—	2.8	2.8	0.6	3.4
Revenues	$222.6	$108.1	$330.7	$56.5	$387.2

	Three months ended March 31, 2021
	Servicing	Origination	Software	Data and
	Software	Software	Solutions	Analytics	Total
Software solutions	$184.1	$77.8	$261.9	$8.7	$270.6
Professional services	18.6	11.8	30.4	0.2	30.6
Data solutions	—	1.2	1.2	44.4	45.6
Other	—	2.3	2.3	0.6	2.9
Revenues	$202.7	$93.1	$295.8	$53.9	$349.7

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

As of March 31, 2022, the aggregate amount of the transaction price that is allocated to our future performance obligations was approximately $2.7 billion and is expected to be recognized as follows: 19% by December 31, 2022, 61% by December 31, 2024, 84% by December 31, 2026 and the rest thereafter.

(12)Equity

Share Repurchase Program

On February 12, 2020, our Board of Directors approved a three-year share repurchase program authorizing us to repurchase up to 10.0 million shares of our outstanding common stock through February 12, 2023, through open market purchases, negotiated transactions or other means, in accordance with applicable securities laws and other restrictions. During the three months ended March 31, 2021, we repurchased 0.6 million shares of our common stock for an aggregate of $46.7 million at an average price per share of $75.19. We did not repurchase any shares during the three months ended March 31, 2022. As of March 31, 2022, we have 8.0 million shares remaining under our share repurchase authorization.

Omnibus Incentive Plan

A summary of restricted shares and RSUs granted in 2022 is as follows:

	Number of shares	Grant date fair	Vesting period
Dates	granted	value per share	(in years)	Vesting criteria
March 10, 2022(1)	809,166	$57.18	3.0	Service and Performance
March 31, 2022	1,035	$57.99	3.0	Service
(1)	This award is subject to an independent performance target for each of three consecutive 12-month measurement periods. Vesting of each tranche is independent of the satisfaction of the annual performance target for other tranches.

Activity related to restricted stock and RSUs in 2022 is as follows:

		Weighted average
		grant date
	Shares	fair value
Balance, December 31, 2021	1,269,789	$70.79
Granted	810,201	$57.18
Forfeited	(20,429)	$71.72
Vested	(562,223)	$65.61
Balance, March 31, 2022	1,497,338	$65.36

Equity-based compensation expense related to our restricted shares and RSUs was $8.5 million and $7.2 million for the three months ended March 31, 2022 and 2021, respectively. These expenses are included in Operating expenses in the Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited). As of March 31, 2022, total unrecognized compensation cost was $89.1 million and is expected to be recognized over a weighted average period of approximately 2.0 years.

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

Equity-based compensation expense related to the OB PIUs was $2.2 million for the three months ended March 31, 2022 and 2021. As of March 31, 2022, the total unrecognized compensation cost related to non-vested OB PIUs is $14.5 million, which is expected to be recognized over a weighted average period of approximately 1.7 years.

(13)Segment Information

Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting ("ASC 280") establishes standards for reporting information about segments and requires that a public business enterprise reports financial and descriptive information about its segments. Segments are components of an enterprise for which separate financial information is available and are evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. Our chief executive officer is identified as the CODM as defined by ASC 280. To align with the internal management of our business operations based on service offerings, our business is organized into two segments. Refer to Note 11 — Revenues for a description of our Software Solutions and Data and Analytics segments.

Separate discrete financial information is available for these two segments, and the operating results of each segment are regularly evaluated by the CODM in order to assess performance and allocate resources. We use EBITDA as the primary profitability measure for making decisions regarding ongoing operations. EBITDA is earnings before Interest expense, net, Income tax (benefit) expense and Depreciation and amortization. It also excludes Equity in earnings of unconsolidated affiliates. We do not allocate Interest expense, net, Other expense, net, Income tax (benefit) expense, equity-based compensation and certain other items, such as purchase accounting adjustments and acquisition-related costs to the segments, since these items are not considered in evaluating the segments’ overall operating performance.

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Segment asset information is not included below because we do not use it to evaluate performance or allocate resources. Summarized financial information concerning our segments is shown in the tables below (in millions):

	Three months ended March 31, 2022
	Software	Data and	Corporate and
	Solutions	Analytics	Other		Total
Revenues	$330.7	$56.5	$—		$387.2
Expenses:
Operating expenses	142.5	37.5	27.9	(1)	207.9
Transition and integration costs	—	—	7.6	(2)	7.6
EBITDA	188.2	19.0	(35.5)		171.7
Depreciation and amortization	35.1	3.8	52.6	(3)	91.5
Operating income (loss)	153.1	15.2	(88.1)		80.2
Interest expense, net					(21.1)
Other expense, net					(1.2)
Earnings before income taxes and equity in earnings of unconsolidated affiliates					57.9
Income tax benefit					(1.1)
Earnings before equity in earnings of unconsolidated affiliates					59.0
Equity in earnings of unconsolidated affiliates, net of tax					303.1
Net earnings					362.1
Net losses attributable to redeemable noncontrolling interests					2.5
Net earnings attributable to Black Knight					$364.6

	Three months ended March 31, 2021
	Software	Data and	Corporate and
	Solutions	Analytics	Other		Total
Revenues	$295.8	$53.9	$—		$349.7
Expenses:
Operating expenses	124.9	34.2	27.1	(1)	186.2
Transition and integration costs	—	—	7.9	(2)	7.9
EBITDA	170.9	19.7	(35.0)		155.6
Depreciation and amortization	31.2	3.8	52.8	(3)	87.8
Operating income (loss)	139.7	15.9	(87.8)		67.8
Interest expense, net					(20.3)
Other expense, net					(3.2)
Earnings before income taxes and equity in earnings of unconsolidated affiliates					44.3
Income tax expense					5.2
Earnings before equity in earnings of unconsolidated affiliates					39.1
Equity in earnings of unconsolidated affiliates, net of tax					6.4
Net earnings					45.5
Net losses attributable to redeemable noncontrolling interests					8.6
Net earnings attributable to Black Knight					$54.1
(1)	Operating expenses for Corporate and Other includes equity-based compensation, including certain related payroll taxes, of $11.2 million and $10.5 million for the three months ended March 31, 2022 and 2021, respectively.
(2)	Transition and integration costs primarily consists of costs associated with acquisitions.
(3)	Depreciation and amortization for Corporate and Other primarily represents net incremental depreciation and amortization adjustments associated with the application of purchase accounting recorded in accordance with GAAP.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding expectations, hopes, intentions or strategies regarding the future. Forward-looking statements are based on Black Knight, Inc. and its subsidiaries ("Black Knight," the "Company," "we," "us" or "our") management’s beliefs, as well as assumptions made by, and information currently available to, them. Because such statements are based on expectations as to future financial and operating results and are not statements of fact, actual results may differ materially from those projected. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. The risks and uncertainties that forward-looking statements are subject to include, but are not limited to:

●	the occurrence of any event, change, or other circumstance that could give rise to the right of us or Intercontinental Exchange, Inc. (“ICE”) to terminate the definitive merger agreement governing the terms and conditions of the proposed transaction;
●	the outcome of any legal proceedings that may be instituted against us or ICE;
●	the possibility that the proposed transaction does not close when expected or at all because required regulatory, stockholder, or other approvals and other conditions to closing are not received or satisfied on a timely basis or at all (and the risk that such approvals may result in the imposition of conditions that could adversely affect us or ICE or the expected benefits of the proposed transaction)
●	the diversion of management’s attention and time from ongoing business operations and opportunities on merger-related matters;
●	security breaches against our information systems or breaches involving our third-party vendors;
●	our ability to maintain and grow our relationships with our clients;
●	our ability to comply with or changes to the laws, rules and regulations that affect our and our clients’ businesses;
●	our ability to adapt our solutions to technological changes or evolving industry standards or to achieve our growth strategies;
●	our ability to protect our proprietary software and information rights;
●	the effect of any potential defects, development delays, installation difficulties or system failures on our business and reputation;
●	changes in general economic, business, regulatory and political conditions;
●	impacts to our business operations caused by the occurrence of a catastrophe or global crisis, including the spread of COVID-19 variants;
●	the effects of our existing leverage on our ability to make acquisitions and invest in our business;
●	risks associated with the recruitment and retention of our skilled workforce;
●	risks associated with the availability of data;
●	our ability to successfully consummate, integrate and achieve the intended benefits of acquisitions;
●	risks associated with our investment in DNB; and
●	other risks and uncertainties detailed in the "Statement Regarding Forward-Looking Information," "Risk Factors" and other sections of our Annual Report on Form 10-K for the year ended December 31, 2021 and other filings with the Securities and Exchange Commission ("SEC").

The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 25, 2022 and other filings with the SEC.

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

The table below summarizes active first and second lien mortgage loans on our mortgage loan servicing software solution and the related market data, reflecting our leadership in the mortgage loan servicing software solutions market (in millions):

	First lien		Second lien		Total first and second lien
	as of March 31,		as of March 31,		as of March 31,
	2022	2021	2022	2021	2022	2021
Active loans	33.4	32.3	3.1	3.4	36.5	35.7
Market size	53.3 (1)	53.2 (1)	12.3 (2)	12.3 (2)	65.6	65.5
Market share	63%	61%	26%	28%	56%	55%

Note: Percentages above may not recalculate due to rounding.

(1)	Estimates according to the Black Knight Mortgage Monitor Report as of March 31, 2022 and 2021 for U.S. first lien mortgage loans. These estimates are subject to change.
(2)	Estimates according to the April 2022 and 2021 Equifax National Consumer Credit Trends Report as of March 31, 2022 and 2021 for U.S. second lien mortgage loans. These estimates are subject to revision.

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

Recent Developments

Optimal Blue Transaction

On February 15, 2022, we entered into a purchase agreement with Cannae and THL and acquired all of their Class A units of Optimal Blue Holdco, LLC (“Optimal Blue Holdco”) through Optimal Blue I, LLC (“Optimal Blue I”), a Delaware limited liability company and our wholly-owned subsidiary, in exchange for aggregate consideration of 36.4 million shares of DNB common stock valued at $722.5 million and $433.5 million in cash, funded with borrowings under our revolving credit facility. The aggregate consideration of $1.156 billion and number of shares of DNB common stock paid to Cannae and THL was based on the 20-day volume-weighted average trading price of DNB for the period ended on February 14, 2022. As of February 15, 2022, we own 100% of the Class A units of Optimal Blue Holdco. Refer to Note 1 — Basis of Presentation and Overview for additional information.

Merger Agreement

On May 4, 2022, we entered into a definitive agreement to be acquired by ICE, a leading global provider of data, technology, and market infrastructure, in a transaction valued at approximately $13.1 billion, or $85 per share, with consideration in the form of a mix of cash (80%)

and stock (20%) (the “Transaction”). The Transaction is expected to close in the first half of 2023, following the receipt of regulatory approvals, Black Knight shareholder approval and the satisfaction of customary closing conditions. The Transaction has been approved by the Boards of Directors of Black Knight and ICE. Refer to Note 1 — Basis of Presentation and Overview for additional information.

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

Software Solutions

Our Software Solutions segment offers software solutions that support loan servicing, loan origination and settlement services. Our software solutions revenues were 85% of our consolidated revenues for both of the three months ended March 31, 2022 and 2021.

The following table summarizes our software solutions revenues (in millions):

	Three months ended		% of segment
	March 31,		revenues
	2022	2021	2022	2021
Servicing software solutions	$222.6	$202.7	67%	69%
Origination software solutions	108.1	93.1	33%	31%
Software Solutions	$330.7	$295.8	100%	100%

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

As a result of the effects of the broad-based response to the COVID-19 pandemic, we have seen lower foreclosure-related transactional revenues due to the mortgage loan foreclosure moratorium in the prior year period. We expect higher foreclosure-related transactional revenues in 2022 as a result of the expiration of the federal foreclosure moratorium. As of April 26, 2022, Black Knight’s McDashSM Flash Forbearance Tracker estimated 0.7 million homeowners, or 1.3% of all U.S. mortgage loans, were in COVID-19 mortgage loan forbearance plans.

Our origination software solutions primarily include our solutions that automate and facilitate the origination of mortgage loans and provide an interconnected network allowing the various parties and systems associated with lending transactions to exchange data quickly and efficiently. Our exposure to origination volumes is limited as our loan origination system revenues are based on closed loan volumes subject to minimum base software fees that are contractually obligated, and our secondary marketing technologies’ revenues are primarily subscription-based. Some of our origination software solutions are exposed to variances in origination volumes, primarily related to refinance volumes due to the nature of the services provided. While we saw elevated refinance origination volumes for a prolonged period of time, we have seen lower refinance origination volumes in 2022 due to record volumes in prior years and a rising interest rate environment. We expect the effect of lower refinance origination volumes to be partially offset by higher purchase origination volumes based on the most recent Mortgage Bankers Association forecast for 2022. Our origination software solutions that are more sensitive to origination volumes were approximately 3% of our consolidated revenues for the three months ended March 31, 2022.

Data and Analytics

Our Data and Analytics segment offers data and analytics solutions to the mortgage, real estate and capital markets verticals. These solutions include property ownership data, lien data, servicing data, automated valuation models, collateral risk scores, behavioral models, a multiple listing service software solution and other data solutions. Our data and analytics business is predominantly based on longer-term strategic data licenses, other data licenses and subscription-based revenues. For both of the three months ended March 31, 2022 and 2021, our data and analytics revenues were 15% of our consolidated revenues. Our data and analytics solutions that are more sensitive to fluctuations in home buying activity and origination volumes were approximately 3% of our consolidated revenues for the three months ended March 31, 2022, and relate to services where we provide data necessary for title insurance and other settlement service activities.

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

Consolidated Results of Operations

The following table presents certain financial data for the periods indicated (in millions, except per share data):

	Three months ended March 31,
	2022	2021
Revenues	$387.2	$349.7
Expenses:
Operating expenses	207.9	186.2
Depreciation and amortization	91.5	87.8
Transition and integration costs	7.6	7.9
Total expenses	307.0	281.9
Operating income	80.2	67.8
Operating margin	20.7%	19.4%
Interest expense, net	(21.1)	(20.3)
Other expense, net	(1.2)	(3.2)
Earnings before income taxes and equity in earnings of unconsolidated affiliates	57.9	44.3
Income tax (benefit) expense	(1.1)	5.2
Earnings before equity in earnings of unconsolidated affiliates	59.0	39.1
Equity in earnings of unconsolidated affiliates, net of tax	303.1	6.4
Net earnings	362.1	45.5
Net losses attributable to redeemable noncontrolling interests	2.5	8.6
Net earnings attributable to Black Knight	$364.6	$54.1

Net earnings per share attributable to Black Knight common shareholders:
Diluted	$2.35	$0.35
Weighted average shares of common stock outstanding:
Diluted	155.4	155.9

Segment Financial Results

Revenues

The following table sets forth revenues by segment for the periods presented (in millions):

	Three months ended
	March 31,		Variance
	2022	2021	$	%
Software Solutions	$330.7	$295.8	$34.9	12%
Data and Analytics	56.5	53.9	2.6	5%
Total	$387.2	$349.7	$37.5	11%

Software Solutions

Revenues were $330.7 million in the three months ended March 31, 2022 compared to $295.8 million in the 2021 period, an increase of $34.9 million, or 12%. Our servicing software solutions revenues increased 10%, or $19.9 million, primarily driven by an increase of $8.0 million in foreclosure-related revenues due to the expiration of the foreclosure moratorium, higher revenues from new clients, usage-based revenues on MSP® and sales of new innovative solutions. Our origination software solutions revenues increased 16%, or $15.0 million, primarily driven by higher revenues from new clients, revenues of $6.8 million related to acquired businesses, the network effect in Optimal Blue, partially offset by the effect of lower refinance volumes on our Exchange and eLending platforms primarily as a result of a decline in refinancing origination volumes.

Data and Analytics

Revenues were $56.5 million in the three months ended March 31, 2022 compared to $53.9 million in the 2021 period, an increase of $2.6 million, or 5%. The increase was primarily driven by strong sales execution and revenues of $1.3 million from an acquired business, partially offset by the effect of lower origination volumes.

EBITDA and EBITDA margin

The following tables set forth EBITDA (in millions) and EBITDA margin by segment for the periods presented:

	Three months ended
	March 31,		Variance
	2022	2021	$	%
Software Solutions	$188.2	$170.9	$17.3	10%
Data and Analytics	19.0	19.7	(0.7)	(4)%

	Three months ended
	March 31,		Variance
	2022	2021	Basis points
Software Solutions	56.9%	57.8%	(90)
Data and Analytics	33.6%	36.5%	(290)

Software Solutions

EBITDA was $188.2 million in the three months ended March 31, 2022 compared to $170.9 million in the 2021 period, an increase of $17.3 million, or 10%, with an EBITDA margin of 56.9% compared to 57.8% in the 2021 period. The EBITDA margin decrease was primarily driven by revenue mix and increased investments in innovation and client support.

Data and Analytics

EBITDA was $19.0 million in the three months ended March 31, 2022 compared to $19.7 million in the 2021 period, a decrease of $0.7 million, or 4%, with an EBITDA margin of 33.6% compared to 36.5% in the 2021 period. The EBITDA margin decrease was primarily driven by revenue mix and higher data costs.

Consolidated Financial Results

Operating Expenses

The following table sets forth operating expenses by segment for the periods presented (in millions):

	Three months ended
	March 31,		Variance
	2022	2021	$	%
Software Solutions	$142.5	$124.9	$17.6	14%
Data and Analytics	37.5	34.2	3.3	10%
Corporate and Other(1)	27.9	27.1	0.8	3%
Total	$207.9	$186.2	$21.7	12%
(1)	Operating expenses for Corporate and Other include equity-based compensation, including certain related payroll taxes, of $11.2 million and $10.5 million for the three months ended March 31, 2022 and 2021, respectively.

The increase in Operating expenses in the three months ended March 31, 2022 compared to the 2021 period was primarily driven by higher compensation costs, including salary, benefits and equity-based compensation, and higher software subscription and maintenance costs.

Depreciation and Amortization

The following table sets forth depreciation and amortization by segment for the periods presented (in millions):

	Three months ended
	March 31,		Variance
	2022	2021	$	%
Software Solutions	$35.1	$31.2	$3.9	13%
Data and Analytics	3.8	3.8	—	—%
Corporate and Other(1)	52.6	52.8	(0.2)	(0)%
Total	$91.5	$87.8	$3.7	4%
(1)	Depreciation and amortization for Corporate and Other primarily represents net incremental depreciation and amortization adjustments associated with the application of purchase accounting recorded in accordance with GAAP.

The increase in Depreciation and amortization in the three months ended March 31, 2022 compared to the 2021 period is primarily related to the amortization of software and deferred contract costs.

Transition and Integration Costs

Transition and integration costs were $7.6 million in the three months ended March 31, 2022 compared to $7.9 million in the 2021 period. Transition and integration costs in the 2022 and 2021 periods primarily consisted of costs associated with acquisitions, including costs pursuant to purchase agreements.

Interest Expense, Net

Interest expense, net was $21.1 million in the three months ended March 31, 2022 compared to $20.3 million in the 2021 period, an increase of $0.8 million, or 4%. The increase was primarily driven by our higher average outstanding debt balances.

Other Expense, Net

Other expense, net was $1.2 million in the three months ended March 31, 2022 compared to $3.2 million in the 2021 period. The 2022 amounts primarily related to legal fees. The 2021 amounts primarily related to the debt refinancing and legal fees.

Income Tax (Benefit) Expense

Income tax (benefit) expense was $ (1.1) million in the three months ended March 31, 2022 compared to $5.2 million in the 2021 period. Our effective tax rate was (1.9)% in 2022 compared to 11.7% in 2021. Our effective tax rate for the three months ended March 31, 2022, includes the effect of a $14.1 million discrete income tax benefit related to the establishment of a deferred tax asset as a result of our reorganization of certain wholly-owned subsidiaries within the Optimal Blue partnership investment structure. Our effective tax rate for the three months ended March 31, 2021 differs from our statutory rate primarily due to the effect of excess tax benefits related to the vesting of restricted shares of our common stock.

Equity in Earnings of Unconsolidated Affiliates, Net of Tax

Equity in earnings of unconsolidated affiliates, net of tax consists of the following (in millions):

	Three months ended March 31,
	2022	2021
Equity in losses of unconsolidated affiliates, net of tax	$(2.3)	$(3.5)
Non-cash gain related to DNB's issuance of common stock, net of tax	—	9.9
Gain related to DNB investment, net of tax	305.4	—
Equity in earnings of unconsolidated affiliates, net of tax	$303.1	$6.4

Refer to Note 4 — Investments in Unconsolidated Affiliates in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated by reference into this Part I Item 2 for additional information.

Liquidity and Capital Resources

Cash Requirements

Our primary sources of liquidity are our existing cash balances, cash flows from operations and borrowings on our revolving credit facility. As of March 31, 2022, we had cash of $27.6 million, debt principal of $2,749.6 million and available capacity of $399.0 million on our revolving credit facility.

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

As of March 31, 2022, our income tax payable was $139.9 million compared to $11.8 million as of December 31, 2021. The increase is primarily related to the income taxes owed as a result of the shares of DNB common stock that we exchanged as part of the aggregate consideration for acquiring the remaining outstanding Class A Units in Optimal Blue Holdco from Cannae and THL. Refer to Note 1 — Basis of Presentation and Overview for additional information.

The CARES Act allows us to defer payments of our share of social security taxes until December 31, 2022. As of March 31, 2022, we have deferred $7.6 million of payments related to employer social security taxes.

DNB Investment

As of March 31, 2022, we own 18.5 million shares of DNB common stock for an ownership interest in DNB of approximately 4.3% of DNB’s outstanding common stock. As of March 31, 2022, DNB’s closing share price was $17.52 and the fair value of our investment in DNB was $323.7 million before tax. Assuming a statutory tax rate of 25.3%, the estimated after-tax value of our investment in DNB is $283.7 million. Refer to Note 4 — Investments in Unconsolidated Affiliates in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information.

Cash Flows

The following table provides a summary of cash flows from operating, investing and financing activities for the periods presented (in millions):

	Three months ended March 31,
	2022	2021	Variance
Cash flows provided by operating activities	$85.1	$77.4	$7.7
Cash flows used in investing activities	(27.4)	(59.9)	32.5
Cash flows used in financing activities	(107.2)	(7.3)	(99.9)
Net (decrease) increase in cash and cash equivalents	$(49.5)	$10.2	$(59.7)

Operating Activities

The $7.7 million increase in cash provided by operating activities in the three months ended March 31, 2022 compared to the 2021 period is primarily related to higher earnings adjusted for non-cash amortization and the gain related to our investment in DNB, partially offset by higher incentive compensation payments related to the prior year.

Investing Activities

The $32.5 million decrease in cash used in investing activities in the three months ended March 31, 2022 compared to the 2021 period is primarily related to business and asset acquisitions in the prior year period.

Financing Activities

The $99.9 million increase in cash used in financing activities in the three months ended March 31, 2022 compared to the 2021 period is primarily related to the cash paid as part of the aggregate purchase consideration for acquiring the remaining outstanding Class A Units of Optimal Blue Holdco from Cannae and THL, partially offset by higher net borrowings and share repurchases in the prior year period.

Financing

For a description of our financing arrangements, see Note 7 — Long-Term Debt in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated by reference into this Part I Item 2.

Contractual Obligations

Our long-term contractual obligations generally include our debt and related interest payments, software subscription, cloud computing and hardware and software maintenance commitments and operating and finance lease payments for our offices, data centers, property and equipment. There were no significant changes to our contractual obligations from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2021. Our interest rate swaps represent our material off-balance sheet arrangements.

Share Repurchase Program

On February 12, 2020, our Board of Directors approved a three-year share repurchase program authorizing us to repurchase up to 10.0 million shares of our outstanding common stock through February 12, 2023, through open market purchases, negotiated transactions or other means, in accordance with applicable securities laws and other restrictions. Refer to Note 12 — Equity in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated by reference into this Part I Item 2.

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

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Our Senior Notes represent our fixed-rate long-term debt. Refer to Note 7  — Long-Term Debt in Item 1 of Part I of this Quarterly Report on Form 10-Q. The carrying value of our Senior Notes was $990.0 million as of March 31, 2022. The fair value of our Senior Notes was approximately $950.0 million as of March 31, 2022. The potential reduction in fair value of the Senior Notes from a hypothetical 10 percent increase in market interest rates would not be material to the overall fair value of the debt.

We enter into interest rate swap agreements to hedge forecasted monthly interest rate payments on our variable rate debt. We are exposed to interest rate risk on our variable rate debt obligations and related interest rate swaps. As of March 31, 2022, we had $1,743.8 million in long-term debt principal outstanding from our Facilities, all of which is variable rate debt, as described in Note 7  — Long-Term Debt in Item 1 of Part I of this Quarterly Report on Form 10-Q.

As of March 31, 2022, the Facilities represent our long-term debt obligations exposed to interest rate risk. We performed a sensitivity analysis on the principal amount of debt as of March 31, 2022, as well as the effect of our interest rate swaps. Further, in this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. An increase of 100 basis points in the applicable interest rate would cause an increase in interest expense of $15.0 million on an annual basis ($11.2 million including the effect of our current interest rate swaps). A decrease in the applicable interest rate to 0% would cause a decrease in interest expense of $8.0 million on an annual basis ($5.0 million including the effect of our current interest rate swaps) as the 1-week and 1-month LIBOR were approximately 0.36% and 0.46%, respectively, as of March 31, 2022.

As of March 31, 2022, we have the following interest rate swap agreements (collectively, the "Swap Agreements") (in millions):

Effective dates	Notional amount	Fixed rates
April 30, 2018 through April 30, 2023	$250.0	2.61%
January 31, 2019 through January 31, 2023	$300.0	2.65%

Under the terms of the Swap Agreements, we receive payments based on the 1-month LIBOR rate (approximately 0.46% as of March 31, 2022).

During the three months ended March 31, 2022, the following interest rate swap agreement expired (in millions):

Effective dates	Notional amount	Fixed rate
March 31, 2017 through March 31, 2022	$200.0	2.08%

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2022, under the supervision and with the participation of our Chief Executive Officer ("CEO") and Executive Vice President and Chief Financial Officer ("CFO"), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

Based on that evaluation, our CEO and CFO concluded that as of March 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit with the SEC are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2022 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II: OTHER INFORMATION

Item 1. Legal Proceedings

See discussion of legal proceedings in Note 10 — Commitments and Contingencies in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated by reference into this Item 1 of Part II.

Item 1A. Risk Factors

In addition to the normal risks of business, we are subject to significant risks and uncertainties, including those listed under Item 1A- “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021. Any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2021 could result in a significant or material adverse effect on our results of operations or financial condition.

Except as set forth below, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Risks Related to the Proposed Merger with Intercontinental Exchange, Inc. (“ICE”)

Because the market price of ICE common stock may fluctuate, holders of our common stock cannot be certain of the market value of the consideration they will receive in the Merger.

On May 4, 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Intercontinental Exchange, Inc. (“ICE”), pursuant to and subject to the terms of which a wholly-owned subsidiary of ICE (“Sub”) will merge with and into Black Knight, with Black Knight surviving as a wholly-owned subsidiary of ICE (the “Merger”). At the effective time of the Merger (the “Effective Time”), each share of our common stock issued and outstanding immediately prior to the Effective Time (other than shares of our common stock held by us as treasury stock, any of our subsidiaries (other than with respect to the Black Knight Employee Stock Purchase Plan), by ICE or any of ICE’s subsidiaries (including Sub), or by any holder who has properly exercised and perfected such holder’s demand for appraisal rights under Section 262 of the General Corporation Law of the State of Delaware and not effectively withdrawn or lost such holder’s rights to appraisal (collectively, “Excluded Shares”) will be converted into the right to receive, at the election of the holder thereof, the following consideration (the “Merger Consideration”):

●	(i) an amount in cash equal to the sum, rounded to the nearest one tenth of a cent, of (x) $68.00 plus (y) the product, rounded to the nearest one tenth of a cent, of 0.1440 (the “Share Ratio”) multiplied by the average of the volume weighted averages of the trading prices of ICE common stock on the New York Stock Exchange on each of the ten consecutive trading days ending on (and including) the trading day that is three trading days prior to the date on which the Effective Time occurs (the “Average ICE Stock Price”) (such amount, the “Per Share Cash Consideration”);
●	(ii) a number of validly issued, fully paid and nonassessable shares of ICE common stock as is equal to the quotient, rounded to the nearest one ten thousandth, of (x) the Per Share Cash Consideration divided by (y) the Average ICE Stock Price (such number of shares, the “Per Share Stock Consideration”); or
●	(iii) if no election is made by such holder, such Per Share Stock Consideration or Per Share Cash Consideration as is determined in accordance with the proration mechanism described below.

The election right for the holders of shares of our common stock will be subject to proration in accordance with the terms of the Merger Agreement such that (a) the total number of shares of our common stock to be converted into the right to receive the Per Share Cash Consideration will be equal to the quotient, rounded down to the nearest whole share, of $10,505,000,000 divided by the Per Share Cash Consideration and (b) all shares of our common stock not receiving the Per Share Cash Consideration (other than Excluded Shares) will be converted into the right to receive the Per Share Stock Consideration.

This Share Ratio is fixed and will not be adjusted for changes in the market price of either ICE common stock or our common stock. Changes in the price of ICE common stock prior to the Merger will affect the value that holders of our common stock will receive in the

Merger. We and ICE are not permitted to terminate the Merger Agreement as a result, in and of itself, of any increase or decrease in the market price of ICE common stock or our common stock.

There will be a time lapse between the date on which our stockholders vote to approve the Merger Agreement at the special meeting and the date on which our stockholders entitled to receive the Merger Consideration actually receive such consideration. The market value of ICE common stock may fluctuate during these periods as a result of a variety of factors, including general market and economic conditions, regulatory considerations, including changes in U.S. monetary policy and its effect on global financial markets and on interest rates, changes in ICE’s or our business, operations and prospects, the global coronavirus pandemic and the related disruption to local, regional and global economic activity and financial markets, and the impact that any of the foregoing may have on ICE, us or the customers or other constituencies of ICE or us, many of which factors are beyond ICE’s or our control. Therefore, at the time our stockholders must decide whether to approve the Merger Agreement at the special meeting, they will not know the market value of the consideration to be received by holders of our common stock at the Effective Time of the Merger.

We and ICE are expected to incur significant costs related to the Merger and integration.

We and ICE have incurred and expect to incur certain non-recurring costs associated with the Merger. These costs include legal, financial advisory, accounting, consulting and other advisory fees, severance/employee benefit-related costs, public company filing fees and other regulatory fees, printing costs and other related costs. Some of these costs are payable by either us or ICE regardless of whether or not the Merger is completed.

Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or that could have an adverse effect on ICE following the Merger.

Completion of the Merger is conditioned on, among other things, the expiration or termination of any waiting period applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”). If regulatory approvals are granted, they may impose terms and conditions, limitations, obligations or costs, or place restrictions on the conduct of ICE’s business following the completion of the Merger or require changes to the terms of the transactions contemplated by the Merger Agreement. There can be no assurance that regulators will not impose any such conditions, limitations, obligations or restrictions and that such conditions, limitations, obligations or restrictions will not have the effect of preventing or delaying the completion of any of the transactions contemplated by the Merger Agreement, imposing additional material costs on or materially limiting the revenues of ICE following the Merger or otherwise reduce the anticipated benefits of the Merger if the Merger were consummated successfully within the expected timeframe. In addition, there can be no assurance that any such conditions, limitations, obligations or restrictions will not result in the delay or abandonment of the Merger.

Under the Merger Agreement, we and ICE have agreed to use our respective reasonable best efforts to cause the transactions contemplated by the Merger Agreement to be consummated as soon as practicable, including in connection with obtaining all consents required to be obtained from any governmental authority or third party that are necessary, proper or advisable to consummate the Merger. ICE has also agreed to use its reasonable best efforts to take promptly any and all steps necessary to avoid, eliminate or resolve each and every impediment and obtain all clearances, consents, approvals and waivers under U.S. antitrust laws so as to enable the parties to the Merger Agreement to close the Merger as soon as practicable. However, ICE is not obligated to agree to any structural or behavioral remedy required by any governmental authority.

The Merger Agreement may be terminated in accordance with its terms and the Merger may not be completed, which could negatively affect us.

If the Merger is not completed for any reason, including as a result of our stockholders failing to approve the transaction, there may be various adverse consequences and we may experience negative reactions from the financial markets and from our customers and employees. For example, our business may have been affected adversely by the failure to pursue other beneficial opportunities due to the focus of management on the Merger, without realizing any of the anticipated benefits of completing the Merger. Additionally, if the Merger Agreement is terminated, the market price of our common stock could decline to the extent that the current market prices reflect a market assumption that the Merger will be completed.

If the Merger Agreement is terminated under certain circumstances, we may be required to pay a termination fee of $398 million to ICE and/or we may be required to reimburse ICE for its reasonable and documented out-of-pocket costs and expenses incurred in connection with the Merger Agreement and the Merger in an amount not to exceed $40 million. Additionally, we and ICE have incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the Merger Agreement, as well as the costs and expenses of filing, printing and mailing the proxy statement/prospectus, and all filing and other fees paid to the SEC in connection with the Merger. If the Merger is not completed, we and ICE would have to pay these expenses without realizing the expected benefits of the Merger.

We will be subject to business uncertainties and contractual restrictions while the Merger is pending.

Uncertainty about the effect of the Merger on employees and customers may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Merger is completed, and could cause customers and others that deal with us to seek to change existing business relationships with us. In addition, subject to certain exceptions, we have agreed to use reasonable best efforts to carry on our business in the ordinary course and, to the extent consistent therewith, use reasonable best efforts to preserve substantially intact our current business organizations, to keep available the services of our current officers and employees and to preserve our relationships with significant customers, suppliers, licensors, licensees, distributors, lessors and others having significant business dealings with us during the period between the date of the Merger Agreement and the closing of the Merger, and we have agreed not to take certain actions, which could cause us to be unable to pursue other beneficial opportunities that may arise prior to the completion of the Merger.

Litigation related to the Merger could prevent or delay completion of the Merger or otherwise negatively affect our and ICE’s businesses and operations.

We and ICE may incur costs in connection with the defense or settlement of any stockholder or other lawsuits filed in connection with the Merger. Such litigation could have an adverse effect on our and ICE’s financial condition and results of operations and could prevent or delay the completion of the Merger.

The Merger Agreement limits our ability to pursue alternatives to the Merger and may discourage other companies from trying to acquire us.

The Merger Agreement contains covenants that restrict our ability to, directly or indirectly, initiate, solicit, knowingly encourage or knowingly facilitate any acquisition proposal, engage or participate in any negotiations or discussions with any person concerning any acquisition proposal, or provide any confidential or nonpublic information or data to any person relating to any acquisition proposal, subject to certain exceptions. In addition, subject to certain exceptions, our Board of Directors is required to recommend that our stockholders approve the Merger.

If the Merger Agreement is terminated under certain circumstances, we may be required to pay a termination fee of $398 million to ICE and/or we may be required to reimburse ICE for its reasonable and documented out-of-pocket costs and expenses incurred in connection with the Merger Agreement and the Merger in an amount not to exceed $40 million.

These provisions could discourage a potential third-party acquirer that might have an interest in acquiring all or a significant portion of us from considering or proposing that acquisition.

The Merger will not be completed unless important conditions are satisfied or waived, including approval of the Merger Agreement by our stockholders.

Specified conditions set forth in the Merger Agreement must be satisfied or waived to complete the Merger. If the conditions are not satisfied or, subject to applicable law, waived, the Merger will not occur or will be delayed and we and ICE may lose some or all of the intended benefits of the Merger. The following conditions must be satisfied or waived, if permissible, before we and ICE are obligated to complete the Merger: (i) the adoption of the Merger Agreement by the affirmative vote of the holders of a majority of the outstanding shares of our common stock entitled to vote thereon, (ii) the expiration or early termination of the applicable waiting period under the HSR Act; (iii) the absence of any law, injunction, order or other judgment, in each case whether temporary, preliminary or permanent, that restrains, enjoins or otherwise prohibits the consummation of the Merger, (iv) the effectiveness of the registration statement on Form S-4 to register the shares of ICE common stock to be issued pursuant to the Merger Agreement, (v) authorization for listing on the New York Stock Exchange of the shares of ICE common stock to be issued in the Merger, (vi) compliance by ICE and Black Knight in all material respects with their respective obligations under the Merger Agreement and (vii) subject in most cases to exceptions that do not rise to the level of a

Material Adverse Effect or a Parent Material Adverse Effect (each as defined in the Merger Agreement), as applicable, the accuracy of representations and warranties made by Black Knight and ICE, respectively. The respective obligations of Black Knight and ICE to consummate the Merger are also subject to there not having occurred since the date of the Merger Agreement an event that has had or would reasonably be expected to have, individually or in the aggregate, a Parent Material Adverse Effect or a Material Adverse Effect, respectively.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

Exhibit
No.	Description
2.1

Purchase Agreement, dated as of February 15, 2022, by and among Black Knight, Optimal Blue I, Cannae, THL, Optimal Blue Holdco and Black Knight Technologies (incorporated by reference to Exhibit 2.1 to the Form 8-K filed by Black Knight, Inc. on February 15, 2022 (No. 001-37394))

2.2

Agreement and Plan of Merger, dated as of May 4, 2022, among Intercontinental Exchange, Inc., Sand Merger Sub Corporation and Black Knight, Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed by Black Knight, Inc. on May 5, 2022 (No. 001-37394))

10.1	Form of Notice of Restricted Stock and Restricted Stock Award Agreement (2022) under Black Knight, Inc. Amended and Restated 2015 Omnibus Incentive Plan (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
104	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101

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

BLACK KNIGHT, INC.
(registrant)

Date: May 9, 2022	By:	/s/ Kirk T. Larsen
Kirk T. Larsen
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)