Form 10-Q
period 2022-06-30
Black Knight, Inc.
filed 2022-08-04
CIK 1627014

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

There were 156,025,027 shares outstanding of the Registrant’s common stock as of August 3, 2022.

FORM 10-Q

QUARTERLY REPORT

Quarter Ended June 30, 2022

i

Part I: FINANCIAL INFORMATION

Item 1.Condensed Consolidated Financial Statements (Unaudited)

BLACK KNIGHT, INC.

Condensed Consolidated Balance Sheets

(In millions)

(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$38.0	$77.1
Trade receivables, net	203.2	191.8
Prepaid expenses and other current assets	97.7	83.0
Receivables from related parties	6.1	0.2
Total current assets	345.0	352.1
Property and equipment, net	146.6	154.5
Software, net	469.6	497.0
Other intangible assets, net	539.6	613.2
Goodwill	3,817.1	3,817.3
Investments in unconsolidated affiliates	171.4	490.5
Deferred contract costs, net	198.0	196.0
Other non-current assets	241.2	230.3
Total assets	$5,928.5	$6,350.9
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable and other accrued liabilities	$59.8	$64.5
Income taxes payable	46.8	11.8
Accrued compensation and benefits	75.4	91.4
Current portion of debt	33.6	32.5
Deferred revenues	68.8	64.6
Total current liabilities	284.4	264.8
Deferred revenues	62.0	81.5
Deferred income taxes	241.3	284.1
Long-term debt, net of current portion	2,736.7	2,362.6
Other non-current liabilities	56.6	78.7
Total liabilities	3,381.0	3,071.7
Commitments and contingencies (Note 10)
Redeemable noncontrolling interests	47.4	1,188.8
Equity:
Common stock; $0.0001 par value; 550,000,000 shares authorized; 160,040,598 shares issued and 156,031,830 shares outstanding as of June 30, 2022, and 160,040,598 shares issued and 155,357,705 shares outstanding as of December 31, 2021	—	—
Preferred stock; $0.0001 par value; 25,000,000 shares authorized; issued and outstanding, none as of June 30, 2022 and December 31, 2021	—	—
Additional paid-in capital	1,367.8	1,410.9
Retained earnings	1,368.2	968.2
Accumulated other comprehensive loss	(5.5)	(17.5)
Treasury stock, at cost, 4,008,768 shares as of June 30, 2022 and 4,682,893 shares as of December 31, 2021	(230.4)	(271.2)
Total shareholders’ equity	2,500.1	2,090.4
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$5,928.5	$6,350.9

See Notes to Condensed Consolidated Financial Statements (Unaudited).

BLACK KNIGHT, INC.

Condensed Consolidated Statements of Earnings and Comprehensive Earnings

(In millions, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenues	$394.5	$361.3	$781.7	$711.0
Expenses:
Operating expenses	216.8	197.0	424.7	383.2
Depreciation and amortization	92.5	90.4	184.0	178.2
Transition and integration costs	8.2	4.3	15.8	12.2
Total expenses	317.5	291.7	624.5	573.6
Operating income	77.0	69.6	157.2	137.4
Other income and expense:
Interest expense, net	(22.6)	(20.9)	(43.7)	(41.2)
Other expense, net	(2.4)	(1.0)	(3.6)	(4.2)
Total other expense, net	(25.0)	(21.9)	(47.3)	(45.4)
Earnings before income taxes and equity in (losses) earnings of unconsolidated affiliates	52.0	47.7	109.9	92.0
Income tax expense	11.6	10.5	10.5	15.7
Earnings before equity in (losses) earnings of unconsolidated affiliates	40.4	37.2	99.4	76.3
Equity in (losses) earnings of unconsolidated affiliates, net of tax	(0.1)	(5.0)	303.0	1.4
Net earnings	40.3	32.2	402.4	77.7
Net losses attributable to redeemable noncontrolling interests	—	7.5	2.5	16.1
Net earnings attributable to Black Knight	$40.3	$39.7	$404.9	$93.8
Other comprehensive earnings (loss):
Unrealized holding gains (losses), net of tax(1)	2.3	(0.2)	6.6	0.3
Reclassification adjustments for losses included in net earnings, net of tax(2)	2.0	4.0	5.2	7.9
Total unrealized gains on interest rate swaps, net of tax	4.3	3.8	11.8	8.2
Foreign currency translation adjustment, net of tax (3)	(0.4)	(0.1)	(0.6)	(0.4)
Unrealized (losses) gains on investments in unconsolidated affiliates, net of tax(4)	(2.4)	1.5	0.8	(1.6)
Other comprehensive earnings	1.5	5.2	12.0	6.2
Comprehensive earnings	41.8	37.4	414.4	83.9
Net losses attributable to redeemable noncontrolling interests	—	7.5	2.5	16.1
Comprehensive earnings attributable to Black Knight	$41.8	$44.9	$416.9	$100.0
Net earnings per share attributable to Black Knight common shareholders:
Basic	$0.26	$0.26	$2.62	$0.60
Diluted	$0.26	$0.25	$2.60	$0.60
Weighted average shares of common stock outstanding (see Note 5):
Basic	154.5	155.4	154.4	155.5
Diluted	155.6	155.7	155.5	155.8
(1)	Net of income tax expense of $0.9 million and income tax benefit of $0.1 million for the three months ended June 30, 2022 and 2021, respectively, and income tax expense of $2.3 million and $0.1 million for the six months ended June 30, 2022 and 2021, respectively.
(2)	Amounts reclassified to net earnings relate to losses on interest rate swaps and are included in Interest expense, net above. Amounts are net of income tax benefit of $0.7 million and $1.4 million for the three months ended June 30, 2022 and 2021, respectively, and $1.8 million and $2.7 million for the six months ended June 30, 2022 and 2021, respectively.
(3)	Net of income tax benefit of $0.2 million for the three and six months ended June 30, 2022 and less than $0.1 million for the three and six months ended June 30, 2021.
(4)	Net of income tax benefit of $0.8 million and income tax expense of $0.5 million for the three months ended June 30, 2022 and 2021, respectively, and income tax expense of $0.3 million and income tax benefit $0.5 million for the six months ended June 30, 2022 and 2021, respectively.

See Notes to Condensed Consolidated Financial Statements (Unaudited).

BLACK KNIGHT, INC.

Condensed Consolidated Statements of Equity

(In millions)

(Unaudited)

	Three months ended June 30, 2022
					Accumulated
			Additional		other			Total	Redeemable
	Common stock		paid-in	Retained	comprehensive	Treasury stock		shareholders’	noncontrolling
	Shares	$	capital	earnings	loss	Shares	$	equity	interests
Balance, March 31, 2022	160.0	$—	$1,364.8	$1,327.4	$(7.0)	4.1	$(234.2)	$2,451.0	$40.2
Fair value adjustment to redeemable noncontrolling interests in Optimal Blue Holdco, LLC	—	—	(7.2)	—	—	—	—	(7.2)	7.2
Grant of restricted shares of common stock	—	—	(4.2)	—	—	(0.1)	4.2	—	—
Forfeitures of restricted shares of common stock	—	—	0.2	—	—	—	(0.2)	—	—
Tax withholding payments for restricted share vesting	—	—	(0.3)	—	—	—	—	(0.3)	—
Vesting of restricted shares granted from treasury stock	—	—	0.2	—	—	—	(0.2)	—	—
Equity-based compensation expense	—	—	12.9	—	—	—	—	12.9	—
Net earnings	—	—	—	40.3	—	—	—	40.3	—
Equity-based compensation expense of unconsolidated affiliates	—	—	—	0.5	—	—	—	0.5	—
Foreign currency translation adjustment	—	—	—	—	(0.4)	—	—	(0.4)	—
Unrealized gains on interest rate swaps, net	—	—	—	—	4.3	—	—	4.3	—
Other comprehensive loss on investments in unconsolidated affiliates	—	—	—	—	(2.4)	—	—	(2.4)	—
Other	—	—	1.4	—	—	—	—	1.4	—
Balance, June 30, 2022	160.0	$—	$1,367.8	$1,368.2	$(5.5)	4.0	$(230.4)	$2,500.1	$47.4

	Three months ended June 30, 2021
					Accumulated
			Additional		other			Total	Redeemable
	Common stock		paid-in	Retained	comprehensive	Treasury stock		shareholders’	noncontrolling
	Shares	$	capital	earnings	loss	Shares	$	equity	interests
Balance, March 31, 2021	160.0	$—	$2,017.0	$812.0	$(37.8)	3.4	$(176.5)	$2,614.7	$578.0
Fair value adjustment to redeemable noncontrolling interests in Optimal Blue Holdco, LLC	—	—	(7.5)	—	—	—	—	(7.5)	7.5
Grant of restricted shares of common stock	—	—	(1.3)	—	—	—	1.3	—	—
Forfeitures of restricted shares of common stock	—	—	0.4	—	—	—	(0.4)	—	—
Tax withholding payments for restricted share vesting	—	—	(1.7)	—	—	—	—	(1.7)	—
Vesting of restricted shares granted from treasury stock	—	—	1.0	—	—	—	(1.0)	—	—
Equity-based compensation expense	—	—	13.1	—	—	—	—	13.1	—
Net earnings (losses)	—	—	—	39.7	—	—	—	39.7	(7.5)
Equity-based compensation expense of unconsolidated affiliates	—	—	—	0.7	—	—	—	0.7	—
Foreign currency translation adjustment	—	—	—	—	(0.1)	—	—	(0.1)	—
Unrealized gains on interest rate swaps, net	—	—	—	—	3.8	—	—	3.8	—
Other comprehensive gains on investments in unconsolidated affiliates	—	—	—	—	1.5	—	—	1.5	—
Balance, June 30, 2021	160.0	$—	$2,021.0	$852.4	$(32.6)	3.4	$(176.6)	$2,664.2	$578.0

See Notes to Condensed Consolidated Financial Statements (Unaudited).

BLACK KNIGHT, INC.

Condensed Consolidated Statements of Equity

(In millions)

(Unaudited)

	Six months ended June 30, 2022
					Accumulated
			Additional		other			Total	Redeemable
	Common stock		paid-in	Retained	comprehensive	Treasury stock		shareholders’	noncontrolling
	Shares	$	capital	earnings	loss	Shares	$	equity	interests
Balance, December 31, 2021	160.0	$—	$1,410.9	$968.2	$(17.5)	4.7	$(271.2)	$2,090.4	$1,188.8
Fair value adjustment to redeemable noncontrolling interests in Optimal Blue Holdco, LLC	—	—	(17.1)	—	—	—	—	(17.1)	17.1
Acquisition of remaining redeemable noncontrolling interests in Optimal Blue Holdco, LLC	—	—	—	—	—	—	—	—	(1,156.0)
Grant of restricted shares of common stock	—	—	(50.8)	—	—	(0.9)	50.8	—	—
Forfeitures of restricted shares of common stock	—	—	1.2	—	—	—	(1.2)	—	—
Tax withholding payments for restricted share vesting	—	—	(11.0)	—	—	—	—	(11.0)	—
Vesting of restricted shares granted from treasury stock	—	—	8.8	—	—	0.2	(8.8)	—	—
Equity-based compensation expense	—	—	23.6	—	—	—	—	23.6	—
Net earnings (losses)	—	—	—	404.9	—	—	—	404.9	(2.5)
Equity-based compensation expense of unconsolidated affiliates	—	—	—	(4.9)	—	—	—	(4.9)	—
Foreign currency translation adjustment	—	—	—	—	(0.6)	—	—	(0.6)	—
Unrealized gains on interest rate swaps, net	—	—	—	—	11.8	—	—	11.8	—
Other comprehensive gains on investments in unconsolidated affiliates	—	—	—	—	0.8	—	—	0.8	—
Other	—	—	2.2	—	—	—	—	2.2	—
Balance, June 30, 2022	160.0	$—	$1,367.8	$1,368.2	$(5.5)	4.0	$(230.4)	$2,500.1	$47.4

	Six months ended June 30, 2021
					Accumulated
			Additional		other			Total	Redeemable
	Common stock		paid-in	Retained	comprehensive	Treasury stock		shareholders’	noncontrolling
	Shares	$	capital	earnings	loss	Shares	$	equity	interests
Balance, December 31, 2020	160.1	$—	$2,053.7	$757.4	$(38.8)	3.1	$(144.6)	$2,627.7	$578.0
Fair value adjustment to redeemable noncontrolling interests in Optimal Blue Holdco, LLC	—	—	(16.1)	—	—	—	—	(16.1)	16.1
Grant of restricted shares of common stock	—	—	(26.6)	—	—	(0.5)	26.6	—	—
Forfeitures of restricted shares of common stock	—	—	0.5	—	—	—	(0.5)	—	—
Tax withholding payments for restricted share vesting	(0.1)	—	(24.4)	—	—	—	—	(24.4)	—
Vesting of restricted shares granted from treasury stock	—	—	11.4	—	—	0.2	(11.4)	—	—
Equity-based compensation expense	—	—	22.5	—	—	—	—	22.5	—
Net earnings (losses)	—	—	—	93.8	—	—	—	93.8	(16.1)
Equity-based compensation expense of unconsolidated affiliates	—	—	—	1.2	—	—	—	1.2	—
Purchases of treasury stock	—	—	—	—	—	0.6	(46.7)	(46.7)	—
Foreign currency translation adjustment	—	—	—	—	(0.4)	—	—	(0.4)	—
Unrealized gains on interest rate swaps, net	—	—	—	—	8.2	—	—	8.2	—
Other comprehensive loss on investments in unconsolidated affiliates	—	—	—	—	(1.6)	—	—	(1.6)	—
Balance, June 30, 2021	160.0	$—	$2,021.0	$852.4	$(32.6)	3.4	$(176.6)	$2,664.2	$578.0

See Notes to Condensed Consolidated Financial Statements (Unaudited).

BLACK KNIGHT, INC.

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Six months ended June 30,
	2022	2021
Cash flows from operating activities:
Net earnings	$402.4	$77.7
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	184.0	178.2
Amortization of debt issuance costs and original issue discount	1.9	2.0
Loss on extinguishment of debt	—	2.5
Deferred income taxes, net	(144.9)	(3.9)
Equity in earnings of unconsolidated affiliates, net of tax	(303.0)	(1.4)
Equity-based compensation	23.6	22.5
Changes in assets and liabilities, net of acquired assets and liabilities:
Trade receivables, including receivables from related parties	(17.4)	(10.7)
Prepaid expenses and other assets	(28.1)	(36.8)
Deferred contract costs	(21.7)	(24.1)
Deferred revenues	(15.3)	6.4
Trade accounts payable and other liabilities	8.3	(13.2)
Net cash provided by operating activities	89.8	199.2
Cash flows from investing activities:
Additions to property and equipment	(11.8)	(11.5)
Additions to software	(43.7)	(45.4)
Business acquisitions, net of cash acquired	—	(48.3)
Asset acquisitions	—	(10.0)
Other investing activities	(4.0)	(1.2)
Net cash used in investing activities	(59.5)	(116.4)
Cash flows from financing activities:
Revolver borrowings	585.8	260.3
Revolver payments	(195.1)	(210.0)
Term loan borrowings	—	1.6
Term loan payments	(14.4)	—
Payments made for redeemable noncontrolling interests	(433.5)	—
Purchases of treasury stock	—	(46.7)
Tax withholding payments for restricted share vesting	(11.0)	(24.4)
Finance lease payments	(0.8)	(2.0)
Debt issuance costs paid	—	(7.6)
Other financing activities	(0.4)	—
Net cash used in financing activities	(69.4)	(28.8)
Net (decrease) increase in cash and cash equivalents	(39.1)	54.0
Cash and cash equivalents, beginning of period	77.1	34.7
Cash and cash equivalents, end of period	$38.0	$88.7
Supplemental cash flow information:
Interest paid, net	$(41.9)	$(40.0)
Income taxes paid, net	$(124.3)	$(42.7)

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

Redeemable Noncontrolling Interests

Prior to February 15, 2022, Optimal Blue Holdco, LLC (“Optimal Blue Holdco”) was a non-wholly owned subsidiary and considered a variable interest entity. We were the primary beneficiary of Optimal Blue Holdco through our controlling interest and our rights established in the Second Amended and Restated Limited Liability Company Agreement of Optimal Blue Holdco dated November 24, 2020 (the “OB Holdco LLC Agreement”). As such, we controlled Optimal Blue Holdco and its subsidiaries, and we consolidated its financial position and results of operations. Prior to February 15, 2022, we owned 60% of Optimal Blue Holdco. Redeemable noncontrolling interests primarily represented the collective 40% equity interest in Optimal Blue Holdco owned by Cannae Holdings, LLC ("Cannae") and affiliates of Thomas H. Lee Partners, L.P. ("THL"). As these redeemable noncontrolling interests provided for redemption features not solely within our control, they were presented outside of shareholders' equity.

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

Merger Agreement

On May 4, 2022, we entered into a definitive agreement to be acquired by Intercontinental Exchange, Inc. (“ICE”), a leading global provider of data, technology, and market infrastructure, in a transaction valued at approximately $13.1 billion, or $85 per share, with consideration in the form of a mix of cash (80%) and stock (20%) (the “ICE Transaction”). The aggregate cash consideration in the ICE Transaction consists of approximately $10.5 billion and the aggregate stock consideration is valued at approximately $2.6 billion based on ICE’s 10-day volume weighted average price as of May 2, 2022 of $118.09. Black Knight shareholders can elect to receive either cash or stock, subject to proration, with the value of the cash election and the stock election equalized at closing. The ICE Transaction is expected to close in the first half of 2023, subject to the receipt of regulatory approvals, Black Knight shareholder approval and the satisfaction of customary closing conditions. The ICE Transaction has been approved by the Boards of Directors of Black Knight and ICE.

Under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act’) and related rules, the ICE Transaction may not be completed until notifications have been given and information furnished to the Antitrust Division of the United States Department of Justice (the “Antitrust Division”) and the United States Federal Trade Commission, (the “FTC”) and all statutory waiting period requirements have been satisfied. Completion of the ICE Transaction is subject to the expiration or earlier termination of the applicable waiting period under the HSR Act. ICE and Black Knight each filed their respective HSR Act notification forms on May 18, 2022. On June 17, 2022, the parties each received a Request for Additional Information and Documentary Material (the “Second Request”) from the FTC with respect to the ICE Transaction. Accordingly, the HSR waiting period will expire 30 days after ICE and Black Knight each certify their substantial compliance with the Second Request, unless earlier terminated by the FTC or extended by agreement of the parties or court order.

(2)Condensed Consolidated Financial Statement Details

Cash and Cash Equivalents

Cash and cash equivalents are unrestricted and include the following (in millions):

	June 30, 2022	December 31, 2021
Cash	$28.0	$24.0
Cash equivalents	10.0	53.1
Cash and cash equivalents	$38.0	$77.1

Trade Receivables, Net

A summary of Trade receivables, net of allowance for credit losses is as follows (in millions):

	June 30, 2022	December 31, 2021
Trade receivables — billed	$159.9	$147.4
Trade receivables — unbilled	47.1	47.1
Trade receivables	207.0	194.5
Allowance for credit losses	(3.8)	(2.7)
Trade receivables, net	$203.2	$191.8

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in millions):

	June 30, 2022	December 31, 2021
Prepaid expenses	$51.2	$44.7
Contract assets, net	25.5	23.0
Income tax receivables	11.7	6.5
Other current assets	9.3	8.8
Prepaid expenses and other current assets	$97.7	$83.0

Other Non-Current Assets

Other non-current assets consist of the following (in millions):

	June 30, 2022	December 31, 2021
Contract assets, net	$98.0	$80.2
Property records database	60.6	60.6
Right-of-use assets	29.0	32.9
Deferred compensation plan related assets	22.7	25.2
Contract credits	22.9	23.6
Prepaid expenses	5.8	4.5
Other	2.2	3.3
Other non-current assets	$241.2	$230.3

Trade Accounts Payable and Other Accrued Liabilities

Trade accounts payable and other accrued liabilities consist of the following (in millions):

	June 30, 2022	December 31, 2021
Accrued interest	$12.3	$12.3
Lease liabilities, current	10.4	10.8
Trade accounts payable	10.6	7.9
Other taxes payable and accrued	6.1	4.8
Accrued client liabilities	3.8	3.8
Other	16.6	24.9
Trade accounts payable and accrued liabilities	$59.8	$64.5

Deferred Revenues

Revenues recognized related to the amount included in the Deferred revenues balance at the beginning of each year were $20.6 million and $12.1 million during the three months ended June 30, 2022 and 2021, respectively, and $41.5 million and $29.8 million during the six months ended June 30, 2022 and 2021, respectively.

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Depreciation and Amortization

Depreciation and amortization includes the following (in millions):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Other intangible assets	$36.8	$39.1	$73.6	$77.9
Software	35.6	32.7	71.1	63.3
Property and equipment	9.7	10.0	19.6	20.2
Deferred contract costs	10.4	8.6	19.7	16.8
Total	$92.5	$90.4	$184.0	$178.2

Other Non-Current Liabilities

Other non-current liabilities consist of the following (in millions):

	June 30, 2022	December 31, 2021
Lease liabilities, non-current	$21.4	$26.4
Deferred compensation plan	21.5	24.4
Unrealized losses on interest rate swaps (Note 7)	—	13.9
Other	13.7	14.0
Other non-current liabilities	$56.6	$78.7

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

During the three and six months ended June 30, 2022, we recorded a measurement period adjustment of $0.2 million related to our 2021 acquisition of Top of Mind that reduced Goodwill and Deferred income taxes for certain book and tax basis differences as we completed the tax return filings for the pre-acquisition period.

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

On February 15, 2022, we exchanged 36.4 million shares of DNB common stock and $433.5 million in cash in connection with the acquisition of the remaining Class A units in Optimal Blue Holdco we acquired from Cannae and THL. The number of shares of DNB common stock was valued at $722.5 million based on the 20-day volume-weighted average trading price of DNB for the period ended on

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

February 14, 2022. We recognized a gain of $305.4 million, net of tax of $102.6 million, related to this transaction. As of June 30, 2022, we own 18.5 million shares of DNB common stock for an ownership interest of approximately 4.3% of DNB’s outstanding common stock.

We hold less than 20% of the outstanding common equity of DNB, but we continue to account for our investment under the equity method because we continue to have significant influence over DNB primarily through a combination of an agreement with certain other DNB investors pursuant to which we agreed to collectively vote together on matters related to the election of DNB directors for a period of three years following the initial public offering of DNB and our investment.

As of June 30, 2022, DNB’s closing share price was $15.03, and the fair value of our investment in DNB was $277.7 million before tax.

Summarized consolidated financial information for DNB is presented below (in millions):

	June 30, 2022	December 31, 2021
Current assets	$748.1	$718.0
Non-current assets	8,948.5	9,279.2
Total assets	$9,696.6	$9,997.2

Current liabilities, including short-term debt	$948.0	$1,004.9
Non-current liabilities	5,102.9	5,247.0
Total liabilities	6,050.9	6,251.9
Total equity	3,645.7	3,745.3
Total liabilities and shareholders' equity	$9,696.6	$9,997.2

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Revenues	$537.3	$520.9	$1,073.3	$1,025.4
Loss before provision for income taxes and equity in net income of affiliates	(0.7)	(8.5)	(40.5)	(42.2)
Net loss	—	(50.8)	(29.8)	(74.1)
Net loss attributable to DNB	(1.8)	(51.7)	(33.1)	(76.7)

Equity in (losses) earnings of unconsolidated affiliates, net of tax consists of the following (in millions):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Equity in losses of unconsolidated affiliates, net of tax	$(0.1)	$(5.0)	$(2.4)	$(8.5)
Non-cash gain related to DNB's issuance of common stock, net of tax	—	—	—	9.9
Gain related to DNB investment, net of tax	—	—	305.4	—
Equity in (losses) earnings of unconsolidated affiliates, net of tax	$(0.1)	$(5.0)	$303.0	$1.4

(5)Earnings Per Share

Diluted net earnings per share includes the effect of unvested restricted stock awards, restricted stock unit awards (“RSUs”) and Optimal Blue Holdco profits interests units (“OB PIUs”). For the three and six months ended June 30, 2021, the OB PIUs were excluded from the

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

diluted earnings per share calculation because the effect of their inclusion would have been antidilutive. The following table sets forth the computation of basic and diluted net earnings per share (in millions, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Basic:
Net earnings attributable to Black Knight	$40.3	$39.7	$404.9	$93.8
Shares used for basic net earnings per share:
Weighted average shares of common stock outstanding	154.5	155.4	154.4	155.5
Basic net earnings per share	$0.26	$0.26	$2.62	$0.60

Diluted:
Net earnings attributable to Black Knight	$40.3	$39.7	$404.9	$93.8
Shares used for diluted net earnings per share:
Weighted average shares of common stock outstanding	154.5	155.4	154.4	155.5
Dilutive effect of unvested restricted shares of common stock and OB PIUs	1.1	0.3	1.1	0.3
Weighted average shares of common stock, diluted	155.6	155.7	155.5	155.8
Diluted net earnings per share	$0.26	$0.25	$2.60	$0.60

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

DNB

DNB is considered to be a related party primarily due to the combination of our investment in DNB and our Executive Chairman, who is also the Chief Executive Officer of DNB. Refer to Note 4 — Investments in Unconsolidated Affiliates for additional details.

In June 2021, we entered into a five-year agreement with DNB to provide them with certain products and data over the term of the agreement, as well as professional services, for an aggregate fee of approximately $34 million over the term of the agreement. During the same period, we also entered into an agreement with DNB for access to certain of their data assets for an aggregate fee of approximately $24 million over the term of the agreement. In addition, we will jointly market certain solutions and data.

The following is a summary of amounts related to agreements with DNB included in our Condensed Consolidated Balance Sheets (Unaudited) (in millions):

	June 30, 2022	December 31, 2021
Receivables from related parties	$6.1	$0.2
Prepaid expenses and other current assets	—	2.3
Deferred revenues (current)	6.9	6.2
Deferred revenues (non-current)	2.7	1.4

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following is a summary of amounts related to agreements with DNB included in our Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited) (in millions):

	Three months ended	Six months ended
	June 30, 2022	June 30, 2022
Revenues	$3.0	$4.0
Operating expenses	1.2	2.3

The agreements with DNB had no effect on our Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited) for the three and six months ending June 30, 2021.

Trasimene

Prior to June 16, 2021, Trasimene Capital Management, LLC ("Trasimene") was considered a related party because the former Chairman of our Board of Directors owns a controlling interest in Trasimene. As of June 16, 2021, our former Chairman retired from our Board of Directors and became our Chairman Emeritus, and Trasimene is no longer considered a related party. During the periods April 1, 2021 through June 16, 2021 and January 1, 2021 through June 16, 2021 we recognized $0.2 million and $0.5 million, respectively, in fees paid to Trasimene related to our acquisitions, which are included in Transition and integration costs in our Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited).

(7)Long-Term Debt

Long-term debt consists of the following (in millions):

	June 30, 2022	December 31, 2021
Term A Loan	$1,135.6	$1,150.0
Revolving Credit Facility	646.7	256.0
Senior Notes	1,000.0	1,000.0
Other	5.8	8.9
Total long-term debt principal	2,788.1	2,414.9
Less: current portion of long-term debt	(33.6)	(32.5)
Long-term debt before debt issuance costs and discount	2,754.5	2,382.4
Less: debt issuance costs and discount	(17.8)	(19.8)
Long-term debt, net of current portion	$2,736.7	$2,362.6

As of June 30, 2022, principal maturities, including payments related to our finance leases, are as follows (in millions):

2022	$15.2
2023	33.7
2024	57.5
2025	57.5
2026	1,624.2
Thereafter	1,000.0
Total	$2,788.1

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

As of June 30, 2022, the interest rate for the Facilities was based on the Eurodollar rate plus a margin of 150 basis points and was approximately 3.1%. As of June 30, 2022, we had $353.3 million unused capacity on the Revolving Credit Facility, and the unused commitment fee was 20 basis points.

The Facilities are guaranteed by BKIS’s wholly-owned domestic restricted subsidiaries, as defined by the 2021 Credit Agreement, and Black Knight Financial Services, LLC, and are secured by associated collateral agreements that pledge a lien on the majority of BKIS’s assets and the assets of the guarantors, in each case, subject to customary exceptions.

Senior Notes

On August 26, 2020, BKIS completed the issuance and sale of $1.0 billion aggregate principal amount of 3.625% senior unsecured notes due 2028 (the "Senior Notes"). The Senior Notes have a coupon rate of 3.625% and mature on September 1, 2028. Interest is paid semi-annually in arrears on September 1 and March 1 of each year and commenced on March 1, 2021. The obligations under the Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis by the same guarantors that guarantee the 2021 Credit Agreement (collectively, the “Guarantors”). The Senior Notes are effectively subordinated to any obligations that are secured, including obligations under the 2021 Credit Agreement, to the extent of the value of the assets securing those obligations. The Senior Notes are structurally subordinated to all liabilities of BKIS’ subsidiaries that do not guarantee the Senior Notes.

Other Debt

Other debt includes financing agreements primarily related to certain data processing and maintenance services and finance lease agreements for certain computer equipment. For the six months ended June 30, 2021, non-cash investing and financing activity was $2.5 million related to the unpaid portion of our finance lease agreements. There was no non-cash investing and financing activity for the six months ended June 30, 2022.

Fair Value of Long-Term Debt

The fair values of our Facilities and Senior Notes are based upon established market prices for the securities using Level 2 inputs. The fair value of our Facilities approximates their carrying value as of June 30, 2022. The fair value of our Senior Notes as of June 30, 2022 was $870.0 million compared to its carrying value of $990.4 million, net of original issue discount and debt issuance costs.

Interest Rate Swaps

We enter into interest rate swap agreements to hedge forecasted monthly interest rate payments on our floating rate debt. As of June 30, 2022, we had the following interest rate swap agreements (collectively, the "Swap Agreements") (in millions):

Effective dates	Notional amount	Fixed rates
April 30, 2018 through April 30, 2023	$250.0	2.61%
January 31, 2019 through January 31, 2023	$300.0	2.65%

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Under the terms of the Swap Agreements, we receive payments based on the 1-month LIBOR (approximately 1.67% as of June 30, 2022).

During the six months ended June 30, 2022, the following interest rate swap agreement expired (in millions):

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

The estimated fair values of our Swap Agreements are as follows (in millions):

	June 30, 2022	December 31, 2021
Other current assets	$1.0	$—

Other current liabilities	$—	$1.0
Other non-current liabilities	$—	$13.9

A cumulative gain of $1.0 million ($0.7 million net of tax) and cumulative loss of $14.9 million ($11.1 million net of tax) is reflected in Accumulated other comprehensive loss on our Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2022 and December 31, 2021, respectively. Below is a summary of the effect of derivative instruments on amounts recognized in Other comprehensive earnings (loss) ("OCE") on the Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited) (in millions):

	Three months ended June 30,
	2022		2021
		Amount of loss		Amount of loss
	Amount of gain	reclassified from	Amount of loss	reclassified from
	recognized	Accumulated OCE	recognized	Accumulated OCE
	in OCE	into Net earnings	in OCE	into Net earnings
Swap agreements	$2.3	$2.0	$(0.2)	$4.0

	Six months ended June 30,
	2022		2021
		Amount of loss		Amount of loss
	Amount of gain	reclassified from	Amount of gain	reclassified from
	recognized	Accumulated OCE	recognized	Accumulated OCE
	in OCE	into Net earnings	in OCE	into Net earnings
Swap agreements	$6.6	$5.2	$0.3	$7.9

As of June 30, 2022, the remaining balance in Accumulated other comprehensive loss is expected to be reclassified into Interest expense, net over the remaining term (less than 1 year).

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

The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in millions):

	June 30, 2022				December 31, 2021
	Carrying	Fair value			Carrying	Fair value
	amount	Level 1	Level 2	Level 3	amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents (Note 2)	$38.0	$38.0	$—	$—	$77.1	$77.1	$—	$—
Interest rate swaps (Note 7)	1.0	—	1.0	—	—	—	—	—

Liabilities:
Interest rate swaps (Note 7)	—	—	—	—	14.9	—	14.9	—
Contingent consideration	4.0	—	—	4.0	4.9	—	—	4.9

Redeemable noncontrolling interests	47.4	—	—	47.4	1,188.8	—	—	1,188.8

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

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following table presents a summary of the change in fair value of our Level 3 fair value measurements (in millions):

Beginning balance, December 31, 2021	$1,193.7
Contingent consideration adjustments related to prior year acquisition	(0.9)
Acquisition of remaining outstanding Class A redeemable noncontrolling interests in Optimal Blue Holdco (Note 1)	(1,156.0)
Fair value adjustment to redeemable noncontrolling interests in Optimal Blue Holdco	14.6
Ending balance, June 30, 2022	$51.4

(9)Income Taxes

Our effective tax rate for the three months ended June 30, 2022 and 2021 was 22.3% and 22.0%, respectively. Our effective tax rates for the three months ended June 30, 2022 and 2021 differ from our statutory rate due to the effect of research and experimentation tax credits. Our effective tax rate for the three months ended June 30, 2021 also includes the effect of tax benefits relating to the vesting of restricted shares of common stock.

Our effective tax rate for the six months ended June 30, 2022 and 2021 was 9.6% and 17.1%, respectively. Our effective tax rate for the six months ended June 30, 2022 includes the effect of a $14.1 million discrete income tax benefit related to the establishment of a deferred tax asset as a result of our reorganization of certain wholly-owned subsidiaries within the Optimal Blue partnership investment structure. Our effective tax rate for the six months ended June 30, 2021 differs from our statutory rate primarily due to the effect of excess tax benefits relating to the vesting of restricted shares of our common stock and research and experimentation tax credits.

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

PennyMac Litigation

On November 5, 2019, Black Knight Servicing Technologies, LLC (“BKST”), an indirect, wholly-owned subsidiary of Black Knight, filed a Complaint and Demand for Jury Trial (the “Black Knight Complaint”) against PennyMac Loan Services, LLC (“PennyMac”) in the Circuit Court for the Fourth Judicial Circuit in and for Duval County, Florida. The Black Knight Complaint includes causes of action for breach of contract and misappropriation of MSP® System trade secrets in order to develop an imitation mortgage processing system intended to replace the MSP® System. The Black Knight Complaint seeks damages for breach of contract and misappropriation of trade secrets, injunctive relief under the Florida Uniform Trade Secrets Act and declaratory judgment that BKST owns all intellectual property and software developed by or on behalf of PennyMac as a result of its wrongful use of and access to the MSP® System and related trade secret and confidential information. PennyMac filed a motion to compel arbitration of the action, and the trial court granted the motion on April 6,

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

2020. The trial court’s order compelling arbitration was confirmed by the Florida First District Court of Appeal on January 6, 2021. On February 17, 2022, Black Knight filed an amended arbitration demand and PennyMac filed an answering statement on March 2, 2022.

Shortly after the filing of the Black Knight Complaint, on November 6, 2019, PennyMac filed an Antitrust Complaint (the “PennyMac Complaint”) against Black Knight in the United States District Court for the Central District of California. The PennyMac Complaint included causes of action for alleged monopolization and attempted monopolization under Section 2 of the Sherman Antitrust Act, violation of California’s Cartwright Act, violation of California’s Unfair Competition Law and common law unfair competition under California law. The PennyMac Complaint sought equitable remedies, damages and other monetary relief, including treble and punitive damages. Generally, PennyMac alleged that Black Knight relies on various anticompetitive, unfair and discriminatory practices to maintain and to enhance its dominance in the mortgage servicing platform market and in an attempt to monopolize the platform software applications market. Black Knight moved to dismiss the PennyMac Complaint or have the action transferred to Florida based upon a forum selection clause in the agreement with BKST. On February 13, 2020, the judge granted Black Knight's motion to transfer the case to Florida and denied as moot the motion to dismiss. On April 17, 2020, PennyMac filed a notice of dismissal of this action without prejudice and indicated that they intended to bring the claims raised in the dismissed PennyMac Complaint as defenses, third party claims and/or counterclaims in arbitration. On April 23, 2020, the court entered an order dismissing the action without prejudice and directing that the clerk close the case. On April 28, 2020, PennyMac submitted this matter to the American Arbitration Association ("AAA") for arbitration. The arbitrator was confirmed by the AAA on July 21, 2020. On February 17, 2022 PennyMac filed an amended arbitration demand and Black Knight filed an answering statement on March 2, 2022.

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

ICE Transaction Complaint

On July 5, 2022, a complaint challenging the ICE Transaction was filed on behalf of a purported stockholder of Black Knight against Black Knight and the members of the Black Knight Board of Directors in the U.S. District Court for the Southern District of New York. The complaint is captioned Ryan O’Dell v. Black Knight, Inc., et al., Civil Action No. 22-cv-5715 (S.D.N.Y. 2022). The defendants have not yet been served. The complaint asserts federal securities claims under Sections 14(a) and 20(a) of the Exchange Act, alleging that certain disclosures regarding the ICE Transaction in the preliminary proxy statement/prospectus are materially false and misleading. The complaint seeks an injunction barring the ICE Transaction, rescissory damages in the event the ICE Transaction has been consummated, other unspecified damages and payment of the plaintiff’s costs and disbursements, including attorneys’ fees and expenses. We believe that the claims asserted in this complaint are meritless.

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

Indemnification Agreement

We are party to a cross-indemnity agreement dated December 22, 2014, with ServiceLink Holdings, LLC ("ServiceLink"). Pursuant to this agreement, ServiceLink indemnifies us from liabilities relating to, arising out of or resulting from the conduct of ServiceLink’s business or any action, suit or proceeding in which we or any of our subsidiaries are named by reason of being a successor to the business of Lender

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Processing Services, Inc. and the cause of such action, suit or proceeding relates to the business of ServiceLink. In return, we indemnify ServiceLink for liabilities relating to, arising out of, or resulting from the conduct of our business.

(11)Revenues

Disaggregation of Revenues

The following tables summarize revenues from contracts with clients (in millions):

	Three months ended June 30, 2022
	Servicing	Origination	Software	Data and
	Software	Software	Solutions	Analytics	Total
Software solutions	$203.3	100.4	$303.7	$9.7	$313.4
Professional services	18.4	13.2	31.6	2.1	33.7
Data solutions	—	1.5	1.5	42.6	44.1
Other	—	2.6	2.6	0.7	3.3
Revenues	$221.7	$117.7	$339.4	$55.1	$394.5

	Three months ended June 30, 2021
	Servicing	Origination	Software	Data and
	Software	Software	Solutions	Analytics	Total
Software solutions	$187.4	82.6	$270.0	$9.3	$279.3
Professional services	20.4	12.4	32.8	0.1	32.9
Data solutions	—	0.5	0.5	45.9	46.4
Other	—	2.1	2.1	0.6	2.7
Revenues	$207.8	$97.6	$305.4	$55.9	$361.3

	Six months ended June 30, 2022
	Servicing	Origination	Software	Data and
	Software	Software	Solutions	Analytics	Total
Software solutions	$407.3	$192.9	$600.2	$19.2	$619.4
Professional services	37.0	25.5	62.5	2.1	64.6
Data solutions	—	2.0	2.0	89.0	91.0
Other	—	5.4	5.4	1.3	6.7
Revenues	$444.3	$225.8	$670.1	$111.6	$781.7

	Six months ended June 30, 2021
	Servicing	Origination	Software	Data and
	Software	Software	Solutions	Analytics	Total
Software solutions	$371.5	$160.4	$531.9	$18.0	$549.9
Professional services	39.0	24.2	63.2	0.3	63.5
Data solutions	—	1.7	1.7	90.3	92.0
Other	—	4.4	4.4	1.2	5.6
Revenues	$410.5	$190.7	$601.2	$109.8	$711.0

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

As of June 30, 2022, the aggregate amount of the transaction price that is allocated to our future performance obligations was approximately $2.6 billion and is expected to be recognized as follows: 14% by December 31, 2022, 58% by December 31, 2024, 82% by December 31, 2026 and the rest thereafter.

(12)Equity

Share Repurchase Program

On February 12, 2020, our Board of Directors approved a three-year share repurchase program authorizing us to repurchase up to 10.0 million shares of our outstanding common stock through February 12, 2023, through open market purchases, negotiated transactions or other means, in accordance with applicable securities laws and other restrictions. During the six months ended June 30, 2021, we repurchased 0.6 million shares of our common stock for an aggregate of $46.7 million at an average price per share of $75.19. There were no share repurchases during the three months ended June 30, 2022 and 2021, and the six months ended June 30, 2022. As of June 30, 2022, we have 8.0 million shares remaining under our share repurchase authorization.

Omnibus Incentive Plan

A summary of restricted shares and RSUs granted in 2022 is as follows:

	Number of shares	Grant date fair	Vesting period
Dates	granted	value per share	(in years)	Vesting criteria
March 10, 2022(1)	809,166	$57.18	3.0	Service and Performance
Various	88,571	$57.99 - 70.91	1.0 - 4.0	Service
(1)	This award is subject to an independent performance target for each of three consecutive 12-month measurement periods. Vesting of each tranche is independent of the satisfaction of the annual performance target for other tranches.

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Activity related to restricted stock and RSUs in 2022 is as follows:

		Weighted average
		grant date
	Shares	fair value
Balance, December 31, 2021	1,269,789	$70.79
Granted	897,737	$58.32
Forfeited	(24,149)	$70.27
Vested	(586,838)	$65.97
Balance, June 30, 2022	1,556,539	$65.42

Equity-based compensation expense related to our restricted shares and RSUs was $10.8 million and $10.9 million for the three months ended June 30, 2022 and 2021, respectively, and $19.3 million and $18.1 million for the six months ended June 30, 2022 and 2021, respectively. Equity-based compensation includes accelerated recognition of $2.9 million for the three and six months ended June 30, 2021. These expenses are included in Operating expenses in the Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited). As of June 30, 2022, total unrecognized compensation cost was $84.1 million and is expected to be recognized over a weighted average period of approximately 1.9 years.

Profits Interests Units

The fair value of OB PIUs is measured using the Black-Scholes model. The OB PIUs vest over three years, with cliff vesting after the third year. If no public offering has been consummated as of the third anniversary of the acquisition of Optimal Blue, LLC, holders of the OB PIUs have an option to put their profits interests to us once per quarter for the twelve months that begins six months after the OB PIU holder’s vesting date, and once per year thereafter. In accordance with terms of the third amended and restated limited liability company agreement of Optimal Blue Holdco, a change in control of Black Knight does not accelerate vesting of the OB PIUs, but triggers certain redemption rights and gives each holder of OB PIUs the right to elect that Optimal Blue Holdco redeem all of the holder’s vested and unvested profits interests for a redemption price determined based on an appraisal process.

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

Equity-based compensation expense related to the OB PIUs was $2.1 million and $4.3 million for the three and six months ended June 30, 2022, respectively, and $2.2 million and $4.4 million for the three and six months ended June 30, 2021, respectively. As of June 30, 2022, the total unrecognized compensation cost related to non-vested OB PIUs is $12.2 million, which is expected to be recognized over a weighted average period of approximately 1.4 years.

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

Separate discrete financial information is available for these two segments, and the operating results of each segment are regularly evaluated by the CODM in order to assess performance and allocate resources. We use EBITDA as the primary profitability measure for making decisions regarding ongoing operations. EBITDA is earnings before Interest expense, net, Income tax expense and Depreciation and amortization. It also excludes Equity in (losses) earnings of unconsolidated affiliates. We do not allocate Interest expense, net, Other expense,

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

net, Income tax expense, equity-based compensation and certain other items, such as purchase accounting adjustments and acquisition-related costs to the segments, since these items are not considered in evaluating the segments’ overall operating performance.

Segment asset information is not included below because we do not use it to evaluate performance or allocate resources. Summarized financial information concerning our segments is shown in the tables below (in millions):

	Three months ended June 30, 2022
	Software	Data and	Corporate and
	Solutions	Analytics	Other		Total
Revenues	$339.4	$55.1	$—		$394.5
Expenses:
Operating expenses	148.7	37.4	30.7	(1)	216.8
Transition and integration costs	—	—	8.2	(2)	8.2
EBITDA	190.7	17.7	(38.9)		169.5
Depreciation and amortization	35.9	4.0	52.6	(3)	92.5
Operating income (loss)	154.8	13.7	(91.5)		77.0
Interest expense, net					(22.6)
Other expense, net					(2.4)
Earnings before income taxes and equity in losses of unconsolidated affiliates					52.0
Income tax expense					11.6
Earnings before equity in losses of unconsolidated affiliates					40.4
Equity in losses of unconsolidated affiliates, net of tax					(0.1)
Net earnings					$40.3

	Three months ended June 30, 2021
	Software	Data and	Corporate and
	Solutions	Analytics	Other		Total
Revenues	$305.4	$55.9	$—		$361.3
Expenses:
Operating expenses	130.6	35.1	31.3	(1)	197.0
Transition and integration costs	—	—	4.3	(2)	4.3
EBITDA	174.8	20.8	(35.6)		160.0
Depreciation and amortization	33.2	3.7	53.5	(3)	90.4
Operating income (loss)	141.6	17.1	(89.1)		69.6
Interest expense, net					(20.9)
Other expense, net					(1.0)
Earnings before income taxes and equity in losses of unconsolidated affiliates					47.7
Income tax expense					10.5
Earnings before equity in losses of unconsolidated affiliates					37.2
Equity in losses of unconsolidated affiliates, net of tax					(5.0)
Net earnings					32.2
Net losses attributable to redeemable noncontrolling interests					7.5
Net earnings attributable to Black Knight					$39.7

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

	Six months ended June 30, 2022
	Software	Data and	Corporate and
	Solutions	Analytics	Other		Total
Revenues	$670.1	$111.6	$—		$781.7
Expenses:
Operating expenses	291.2	74.9	58.6	(1)	424.7
Transition and integration costs	—	—	15.8	(2)	15.8
EBITDA	378.9	36.7	(74.4)		341.2
Depreciation and amortization	71.0	7.8	105.2	(3)	184.0
Operating income (loss)	307.9	28.9	(179.6)		157.2
Interest expense, net					(43.7)
Other expense, net					(3.6)
Earnings before income taxes and equity in earnings of unconsolidated affiliates					109.9
Income tax expense					10.5
Earnings before equity in earnings of unconsolidated affiliates					99.4
Equity in earnings of unconsolidated affiliates, net of tax					303.0
Net earnings					402.4
Net losses attributable to redeemable noncontrolling interests					2.5
Net earnings attributable to Black Knight					$404.9

	Six months ended June 30, 2021
	Software	Data and	Corporate and
	Solutions	Analytics	Other		Total
Revenues	$601.2	$109.8	$—		$711.0
Expenses:
Operating expenses	255.5	69.3	58.4	(1)	383.2
Transition and integration costs	—	—	12.2	(2)	12.2
EBITDA	345.7	40.5	(70.6)		315.6
Depreciation and amortization	64.4	7.5	106.3	(3)	178.2
Operating income (loss)	281.3	33.0	(176.9)		137.4
Interest expense, net					(41.2)
Other expense, net					(4.2)
Earnings before income taxes and equity in earnings of unconsolidated affiliates					92.0
Income tax expense					15.7
Earnings before equity in earnings of unconsolidated affiliates					76.3
Equity in earnings of unconsolidated affiliates, net of tax					1.4
Net earnings					77.7
Net losses attributable to redeemable noncontrolling interests					16.1
Net earnings attributable to Black Knight					$93.8
(1)	Operating expenses for Corporate and Other includes equity-based compensation, including certain related payroll taxes, of $13.0 million and $13.2 million for the three months ended June 30, 2022 and 2021, respectively, and $24.2 million and $23.7 million for the six months ended June 30, 2022 and 2021, respectively.
(2)	Transition and integration costs primarily consists of costs associated with acquisitions and costs related to the ICE Transaction.
(3)	Depreciation and amortization for Corporate and Other primarily represents net incremental depreciation and amortization adjustments associated with the application of purchase accounting recorded in accordance with GAAP.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding expectations, hopes, intentions or strategies regarding the future. Forward-looking statements are based on Black Knight, Inc. and its subsidiaries ("Black Knight," the "Company," "we," "us" or "our") management’s beliefs, as well as assumptions made by, and information currently available to, them. Because such statements are based on expectations as to future financial and operating results and are not statements of fact, actual results may differ materially from those projected. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. The risks and uncertainties that forward-looking statements are subject to include, but are not limited to:

●	the occurrence of any event, change, or other circumstance that could give rise to a right in favor of Intercontinental Exchange, Inc. (“ICE”) or us to terminate the definitive merger agreement governing the terms and conditions of the proposed transaction;
●	the outcome of any legal proceedings that may be instituted against us or ICE;
●	the possibility that the proposed transaction does not close when expected or at all because required regulatory, stockholder, or other approvals and other conditions to closing are not received or satisfied on a timely basis or at all (and the risk that such approvals may result in the imposition of conditions that could adversely affect ICE or us or the expected benefits of the proposed transaction);
●	the diversion of management’s attention and time from ongoing business operations and opportunities on merger-related matters;
●	security breaches against our information systems or breaches involving our third-party vendors;
●	our ability to maintain and grow our relationships with our clients;
●	our ability to comply with or changes to the laws, rules and regulations that affect our and our clients’ businesses;
●	our ability to adapt our solutions to technological changes or evolving industry standards or to achieve our growth strategies;
●	our ability to protect our proprietary software and information rights;
●	the effect of any potential defects, development delays, installation difficulties or system failures on our business and reputation;
●	changes in general economic, business, regulatory and political conditions;
●	impacts to our business operations caused by the occurrence of a catastrophe or global crisis;
●	the effects of our existing leverage on our ability to make acquisitions and invest in our business;
●	risks associated with the recruitment and retention of our skilled workforce;
●	risks associated with the availability of data;
●	our ability to successfully consummate, integrate and achieve the intended benefits of acquisitions;
●	risks associated with our investment in DNB; and
●	other risks and uncertainties detailed in the "Statement Regarding Forward-Looking Information," "Risk Factors" and other sections of our Annual Report on Form 10-K for the year ended December 31, 2021 and other filings with the Securities and Exchange Commission ("SEC").

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

The table below summarizes active first and second lien mortgage loans on our mortgage loan servicing software solution and the related market data, reflecting our leadership in the mortgage loan servicing software solutions market (in millions):

	First lien		Second lien		Total first and second lien
	as of June 30,		as of June 30,		as of June 30,
	2022	2021	2022	2021	2022	2021
Active loans	33.1	32.3	3.1	3.3	36.2	35.6
Market size	53.2 (1)	53.1 (1)	12.5 (2)	12.4 (2)	65.7	65.5
Market share	62%	61%	25%	26%	55%	54%

Note: Percentages above may not recalculate due to rounding.

(1)	Estimates according to the Black Knight Mortgage Monitor Report as of June 30, 2022 and 2021 for U.S. first lien mortgage loans. These estimates are subject to change.
(2)	Estimates according to the July 2022 and 2021 Equifax National Consumer Credit Trends Report as of June 30, 2022 and 2021 for U.S. second lien mortgage loans. These estimates are subject to change.

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

Merger Agreement

On May 4, 2022, we entered into a definitive agreement to be acquired by ICE, a leading global provider of data, technology, and market infrastructure, in a transaction valued at approximately $13.1 billion, or $85 per share, with consideration in the form of a mix of cash (80%) and stock (20%) (the “ICE Transaction”). The ICE Transaction is expected to close in the first half of 2023, subject to the receipt of regulatory approvals, Black Knight shareholder approval and the satisfaction of customary closing conditions. The ICE Transaction has been approved by the Boards of Directors of Black Knight and ICE. Refer to Note 1 — Basis of Presentation and Overview for additional information.

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

Regulatory changes and oversight. Most U.S. mortgage loan market participants are subject to a high level of regulatory oversight and regulatory requirements as federal and state governments have enacted various new laws, rules and regulations. It is our experience that mortgage lenders and servicers have become more focused on minimizing the risk of non-compliance with regulatory requirements and are looking toward solutions that assist them in complying with their regulatory requirements. We expect this trend to continue as additional governmental programs and regulations have been enacted to address the economic concerns resulting from the pandemic, and our clients have had to adapt their systems and processes in record time to the shifting landscape. In addition, our clients and our clients’ regulators have elevated their focus on privacy and data security in light of an increased level of cybersecurity incidents. We expect the industry focus on privacy and data security to continue to increase.

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

Software Solutions

Our Software Solutions segment offers software solutions that support loan servicing, loan origination and settlement services. Our software solutions revenues were 86% of our consolidated revenues for both the three and six months ended June 30, 2022, and 85% for both the three and six months ended June 30, 2021.

The following table summarizes our software solutions revenues (in millions):

	Three months ended		% of segment		Six months ended		% of segment
	June 30,		revenues		June 30,		revenues
	2022	2021	2022	2021	2022	2021	2022	2021
Servicing software solutions	$221.7	$207.8	65%	68%	$444.3	$410.5	66%	68%
Origination software solutions	117.7	97.6	35%	32%	225.8	190.7	34%	32%
Software Solutions	$339.4	$305.4	100%	100%	$670.1	$601.2	100%	100%

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

As a result of the effects of the broad-based response to the COVID-19 pandemic, we have seen lower foreclosure-related transactional revenues due to the mortgage loan foreclosure moratorium in the prior year period. We expect higher foreclosure-related transactional revenues in 2022 compared to 2021 as a result of the expiration of the federal foreclosure moratorium. According to corresponding Black Knight Mortgage Monitor reports, foreclosure starts were 64,000 for the three months ended June 30, 2022 compared to 11,900 for the 2021 period.

Our origination software solutions primarily include our solutions that automate and facilitate the origination of mortgage loans and provide an interconnected network allowing the various parties and systems associated with lending transactions to exchange data quickly and efficiently. Our exposure to origination volumes is limited as our loan origination system revenues are based on closed loan volumes subject to minimum base software fees that are contractually obligated, and our secondary marketing technologies’ revenues are primarily subscription-based. Some of our origination software solutions are exposed to variances in origination volumes, primarily related to refinance volumes, due to the nature of the services provided. While we saw elevated refinance origination volumes for a prolonged period of time, we have seen lower origination volumes in 2022 due to record volumes in prior years and a rising interest rate environment. According to the July 2022 Mortgage Bankers Association Mortgage Finance Forecast, mortgage loan originations have declined 37% for the three months ended June 30, 2022 compared to the 2021 period. Our origination software solutions that are more sensitive to origination volumes were approximately 3% of our consolidated revenues for the three months ended June 30, 2022, and revenues related to these origination software solutions declined approximately 32% for the three months ended June 30, 2022 compared to the 2021 period, representing a headwind of approximately $5.6 million.

Data and Analytics

Our Data and Analytics segment offers data and analytics solutions to the mortgage, real estate and capital markets verticals. These solutions include property ownership data, lien data, servicing data, automated valuation models, collateral risk scores, behavioral models, a multiple listing service software solution and other data solutions. Our data and analytics business is primarily based on longer-term strategic data licenses, other data licenses and subscription-based revenues. For both the three and six months ended June 30, 2022, our data and analytics revenues were 14% of our consolidated revenues. For both the three and six months ended June 30, 2021, our data and analytics revenues were 15% of our consolidated revenues. Our data and analytics solutions that are more sensitive to fluctuations in home buying activity and origination volumes primarily relate to services where we provide data necessary for title insurance and other settlement service activities. Revenues from these solutions were approximately 3% of our consolidated revenues for the three months ended June 30, 2022 and declined approximately 23% for the three months ended June 30, 2022 compared to the 2021 period, representing a headwind of approximately $3.1 million.

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

Consolidated Results of Operations

The following table presents certain financial data for the periods indicated (in millions, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenues	$394.5	$361.3	$781.7	$711.0
Expenses:
Operating expenses	216.8	197.0	424.7	383.2
Depreciation and amortization	92.5	90.4	184.0	178.2
Transition and integration costs	8.2	4.3	15.8	12.2
Total expenses	317.5	291.7	624.5	573.6
Operating income	77.0	69.6	157.2	137.4
Operating margin	19.5%	19.3%	20.1%	19.3%
Interest expense, net	(22.6)	(20.9)	(43.7)	(41.2)
Other expense, net	(2.4)	(1.0)	(3.6)	(4.2)
Earnings before income taxes and equity in (losses) earnings of unconsolidated affiliates	52.0	47.7	109.9	92.0
Income tax expense	11.6	10.5	10.5	15.7
Earnings before equity in (losses) earnings of unconsolidated affiliates	40.4	37.2	99.4	76.3
Equity in (losses) earnings of unconsolidated affiliates, net of tax	(0.1)	(5.0)	303.0	1.4
Net earnings	40.3	32.2	402.4	77.7
Net losses attributable to redeemable noncontrolling interests	—	7.5	2.5	16.1
Net earnings attributable to Black Knight	$40.3	$39.7	$404.9	$93.8

Net earnings per share attributable to Black Knight common shareholders:
Diluted	$0.26	$0.25	$2.60	$0.60
Weighted average shares of common stock outstanding:
Diluted	155.6	155.7	155.5	155.8

Segment Financial Results

Revenues

The following table sets forth revenues by segment for the periods presented (in millions):

	Three months ended				Six months ended
	June 30,		Variance		June 30,		Variance
	2022	2021	$	%	2022	2021	$	%
Software Solutions	$339.4	$305.4	$34.0	11%	$670.1	$601.2	$68.9	11%
Data and Analytics	55.1	55.9	(0.8)	(1)%	111.6	109.8	1.8	2%
Total	$394.5	$361.3	$33.2	9%	$781.7	$711.0	$70.7	10%

Software Solutions

Revenues were $339.4 million in the three months ended June 30, 2022 compared to $305.4 million in the 2021 period, an increase of $34.0 million, or 11%. Our servicing software solutions revenues increased 7%, or $13.9 million, primarily driven by an increase of $5.5 million in foreclosure-related revenues due to the expiration of the foreclosure moratorium, revenues from new clients and sales of new innovative solutions. Our origination software solutions revenues increased 21%, or $20.1 million, primarily driven by higher revenues from new clients, revenues of $6.4 million related to acquired businesses, partially offset by the effect of lower refinance volumes on our Exchange and eLending platforms primarily as a result of a decline in refinancing origination volumes and attrition.

Revenues were $670.1 million in the six months ended June 30, 2022 compared to $601.2 million in the 2021 period, an increase of $68.9 million, or 11%. Our servicing software solutions increased 8%, or $33.8 million, primarily driven by an increase of $13.6 million in foreclosure-related revenues due to the expiration of the foreclosure moratorium, revenues from new clients and sales of new innovative solutions. Our origination software solutions revenues increased 18%, or $35.1 million, primarily driven by higher revenues from new clients, revenues of $13.2 million related to acquired businesses, partially offset by the effect of lower refinance volumes on our Exchange and eLending platforms primarily as a result of a decline in refinancing origination volumes and attrition.

Data and Analytics

Revenues were $55.1 million in the three months ended June 30, 2022 compared to $55.9 million in the 2021 period, a decrease of $0.8 million, or 1%. The decrease was primarily driven by the effect of lower origination volumes, lower revenues related to a reduction in scope for two strategic data deal renewals and client attrition, partially offset by revenues from strong sales execution and new innovation solutions, professional services and $0.7 million related to an acquired business.

Revenues were $111.6 million in the six months ended June 30, 2022 compared to $109.8 million in the 2021 period, an increase of $1.8 million, or 2%. The increase was primarily driven by revenues from strong sales execution and new innovation solutions, partially offset by the effect of lower origination volumes and lower revenues related to a reduction in scope for two strategic data deal renewals.

EBITDA and EBITDA margin

The following tables set forth EBITDA (in millions) and EBITDA margin by segment for the periods presented:

	Three months ended				Six months ended
	June 30,		Variance		June 30,		Variance
	2022	2021	$	%	2022	2021	$	%
Software Solutions	$190.7	$174.8	$15.9	9%	$378.9	$345.7	$33.2	10%
Data and Analytics	17.7	20.8	(3.1)	(15)%	36.7	40.5	(3.8)	(9)%

	Three months ended			Six months ended
	June 30,		Variance	June 30,		Variance
	2022	2021	Basis points	2022	2021	Basis points
Software Solutions	56.2%	57.2%	(100)	56.5%	57.5%	(100)
Data and Analytics	32.1%	37.2%	(510)	32.9%	36.9%	(400)

Software Solutions

EBITDA was $190.7 million in the three months ended June 30, 2022 compared to $174.8 million in the 2021 period, an increase of $15.9 million, or 9%, with an EBITDA margin of 56.2% compared to 57.2% in the 2021 period. The EBITDA margin decrease was primarily driven by revenue mix and increased investments in innovation and client support as well as higher sales and marketing costs as we return to a more normal operating environment following the pandemic.

EBITDA was $378.9 million in the six months ended June 30, 2022 compared to $345.7 million in the 2021 period, an increase of $33.2 million, or 10%, with an EBITDA margin of 56.5% compared to 57.5% in the 2021 period. The EBITDA margin decrease was primarily driven by revenue mix and increased investments in innovation and client support as well as higher sales and marketing costs as we return to a more normal operating environment following the pandemic.

Data and Analytics

EBITDA was $17.7 million in the three months ended June 30, 2022 compared to $20.8 million in the 2021 period, a decrease of $3.1 million, or 15%, with an EBITDA margin of 32.1% compared to 37.2% in the 2021 period. The EBITDA margin decrease was primarily driven by revenue mix and higher sales and marketing and personnel costs.

EBITDA was $36.7 million in the six months ended June 30, 2022 compared to $40.5 million in the 2021 period, a decrease of $3.8 million, or 9%, with an EBITDA margin of 32.9% compared to 36.9% in the 2021 period. The EBITDA margin decrease was primarily driven by revenue mix and higher sales and marketing and personnel costs.

Consolidated Financial Results

Operating Expenses

The following table sets forth operating expenses by segment for the periods presented (in millions):

	Three months ended				Six months ended
	June 30,		Variance		June 30,		Variance
	2022	2021	$	%	2022	2021	$	%
Software Solutions	$148.7	$130.6	$18.1	14%	$291.2	$255.5	$35.7	14%
Data and Analytics	37.4	35.1	2.3	7%	74.9	69.3	5.6	8%
Corporate and Other(1)	30.7	31.3	(0.6)	(2)%	58.6	58.4	0.2	0%
Total	$216.8	$197.0	$19.8	10%	$424.7	$383.2	$41.5	11%
(1)	Operating expenses for Corporate and Other include equity-based compensation, including certain related payroll taxes, of $13.0 million and $13.2 million for the three months ended June 30, 2022 and 2021, respectively, and $24.2 million and $23.7 million for the six months ended June 30, 2022 and 2021, respectively.

The increase in Operating expenses in the three months ended June 30, 2022 compared to the 2021 period was primarily driven by higher net personnel expenses, including the effect of wage inflation above our typical annual increases, increases in sales and marketing costs, partially offset by lower lease costs.

The increase in Operating expenses in the six months ended June 30, 2022 compared to the 2021 period was primarily driven by higher net personnel expenses, including the effect of wage inflation above our typical annual increases, increases in sales and marketing costs, partially offset by lower lease costs.

Depreciation and Amortization

The following table sets forth depreciation and amortization by segment for the periods presented (in millions):

	Three months ended				Six months ended
	June 30,		Variance		June 30,		Variance
	2022	2021	$	%	2022	2021	$	%
Software Solutions	$35.9	$33.2	$2.7	8%	$71.0	$64.4	$6.6	10%
Data and Analytics	4.0	3.7	0.3	8%	7.8	7.5	0.3	4%
Corporate and Other(1)	52.6	53.5	(0.9)	(2)%	105.2	106.3	(1.1)	(1)%
Total	$92.5	$90.4	$2.1	2%	$184.0	$178.2	$5.8	3%
(1)	Depreciation and amortization for Corporate and Other primarily represents net incremental depreciation and amortization adjustments associated with the application of purchase accounting recorded in accordance with GAAP.

The increase in Depreciation and amortization in the three and six months ended June 30, 2022 compared to the respective 2021 periods is primarily related to the amortization of software and deferred contract costs, partially offset by lower amortization of other intangible assets.

Transition and Integration Costs

Transition and integration costs were $8.2 million in the three months ended June 30, 2022 compared to $4.3 million in the 2021 period. Transition and integration costs were $15.8 million in the six months ended June 30, 2022 compared to $12.2 million in the 2021 period. Transition and integration costs for the three months ended June 30, 2022 primarily consisted of costs related to the ICE Transaction. Transition and integration costs in the 2022 and 2021 periods also consisted of costs associated with acquisitions, including costs pursuant to purchase agreements and expense reduction initiatives.

Interest Expense, Net

Interest expense, net was $22.6 million in the three months ended June 30, 2022 compared to $20.9 million in the 2021 period, an increase of $1.7 million, or 8%. Interest expense, net was $43.7 million in the six months ended June 30, 2022 compared to $41.2 million in the 2021 period, an increase of $2.5 million, or 6%. The increase was primarily driven by our higher average outstanding debt balances and higher interest rates.

Other Expense, Net

Other expense, net was $2.4 million in the three months ended June 30, 2022 compared to $1.0 million in the 2021 period. Other expense, net was $3.6 million in the six months ended June 30, 2022 compared to $4.2 million in the 2021 period. The 2022 amounts are primarily related to legal fees. The 2021 amounts are primarily related to the debt refinancing in March 2021 and legal fees.

Income Tax Expense

Income tax expense was $11.6 million in the three months ended June 30, 2022 compared to $10.5 million in the 2021 period. Our effective tax rate was 22.3% in the 2022 period compared to 22.0% in 2021. Our effective tax rates for the three months ended June 30, 2022 and 2021 includes the effect of research and experimentation tax credits. Our effective tax rate for the three months ended June 30, 2021 also includes the effect of tax benefits relating to the vesting of restricted shares of common stock.

Income tax expense was $10.5 million in the six months ended June 30, 2022 compared to $15.7 million in the 2021 period. Our effective tax rate was 9.6% in the 2022 period compared to 17.1% in the 2021 period. Our effective tax rate for the six months ended June 30, 2022 includes the effect of a $14.1 million discrete income tax benefit related to the establishment of a deferred tax asset as a result of our reorganization of certain wholly-owned subsidiaries within the Optimal Blue partnership investment structure. Our effective tax rate for the six months ended June 30, 2021 differs from our statutory rate primarily due to the effect of excess tax benefits relating to the vesting of restricted shares of our common stock and research and experimentation tax credits.

Equity in (Losses) Earnings of Unconsolidated Affiliates, Net of Tax

Equity in (losses) earnings of unconsolidated affiliates, net of tax consists of the following (in millions):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Equity in losses of unconsolidated affiliates, net of tax	$(0.1)	$(5.0)	$(2.4)	$(8.5)
Non-cash gain related to DNB's issuance of common stock, net of tax	—	—	—	9.9
Gain related to DNB investment, net of tax	—	—	305.4	—
Equity in (losses) earnings of unconsolidated affiliates, net of tax	$(0.1)	$(5.0)	$303.0	$1.4

Refer to Note 4 — Investments in Unconsolidated Affiliates in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated by reference into this Part I Item 2 for additional information.

Liquidity and Capital Resources

Our primary sources of liquidity are our existing cash balances, cash flows from operations and borrowings on our revolving credit facility. As of June 30, 2022, we had cash of $38.0 million, debt principal of $2,788.1 million and available capacity of $353.3 million on our revolving credit facility.

As of June 30, 2022, we own 18.5 million shares of DNB common stock for an ownership interest in DNB of approximately 4.3% of DNB’s outstanding common stock. As of June 30, 2022, DNB’s closing share price was $15.03 and the fair value of our investment in DNB was $277.7 million before tax. Assuming a statutory tax rate of 25.3%, the estimated after-tax value of our investment in DNB is $249.4 million. Refer to Note 4 — Investments in Unconsolidated Affiliates in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information.

Our primary cash requirements include operating expenses, debt service payments (principal and interest), capital expenditures (including software development, equipment and property related expenditures) and tax-related payments and may include business acquisitions and share repurchases.

We believe that our cash flows from operations and available cash and cash equivalents are sufficient to meet our liquidity needs, including the repayment of our outstanding debt, for at least the next 12 months. We anticipate that to the extent we require additional liquidity, it will be funded through borrowings on our revolving credit facility, the incurrence of other indebtedness, the sale of DNB common stock, equity issuance or a combination thereof. The loss of the largest lender on our revolving credit facility would reduce our borrowing capacity by $90.0 million. Additionally, our liquidity and our ability to meet our obligations and fund our capital requirements are also dependent on our future financial performance, which is subject to general economic, financial and other factors that are beyond our control. Accordingly, we cannot be assured that our business will generate sufficient cash flows from operations or that future borrowings will be available from additional indebtedness or otherwise to meet our liquidity needs. Although we have no specific current plans to do so, if we decide to pursue one or more significant acquisitions, we may incur additional debt or issue additional equity to finance such acquisitions.

As of June 30, 2022, our income tax payable was $46.8 million compared to $11.8 million as of December 31, 2021. The increase is primarily related to the income taxes owed as a result of the shares of DNB common stock that we exchanged as part of the aggregate consideration for acquiring the remaining outstanding Class A Units in Optimal Blue Holdco from Cannae and THL. Refer to Note 1 — Basis of Presentation and Overview for additional information. Additionally, the Tax Cuts and Jobs Act of 2017 amended Internal Revenue Code Section 174 (“Section 174”) to eliminate current-year deductibility of research and experimentation expenditures and software development costs beginning in 2022, and now requires these costs to be capitalized and amortized over a period of time. The effect of the change in timing of deducting certain costs under Section 174 resulted in higher income tax payments in 2022.

The CARES Act allows us to defer payments of our share of social security taxes until December 31, 2022. As of June 30, 2022, we have deferred $7.6 million of payments related to employer social security taxes.

Cash Flows

The following table provides a summary of cash flows from operating, investing and financing activities for the periods presented (in millions):

	Six months ended June 30,
	2022	2021	Variance
Cash flows provided by operating activities	$89.8	$199.2	$(109.4)
Cash flows used in investing activities	(59.5)	(116.4)	56.9
Cash flows used in financing activities	(69.4)	(28.8)	(40.6)
Net (decrease) increase in cash and cash equivalents	$(39.1)	$54.0	$(93.1)

Operating Activities

The $109.4 million decrease in cash provided by operating activities in the six months ended June 30, 2022 compared to the 2021 period is primarily related to an increase in income tax payments of $81.6 million primarily related to the gain on our investment in DNB and the effect of the change in timing of deducting certain costs under Section 174, higher incentive compensation payments and a performance-based payment related to a prior acquisition, partially offset by higher operating income.

Investing Activities

The $56.9 million decrease in cash used in investing activities in the six months ended June 30, 2022 compared to the 2021 period is primarily related to business and asset acquisitions in the prior year period.

Financing Activities

The $40.6 million increase in cash used in financing activities in the six months ended June 30, 2022 compared to the 2021 period is primarily related to the cash paid as part of the aggregate purchase consideration for acquiring the remaining outstanding Class A Units of Optimal Blue Holdco from Cannae and THL, partially offset by higher net borrowings and share repurchases in the prior year period.

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

Our Senior Notes represent our fixed-rate long-term debt. Refer to Note 7 — Long-Term Debt in Item 1 of Part I of this Quarterly Report on Form 10-Q. The carrying value of our Senior Notes was $990.4 million as of June 30, 2022. The fair value of our Senior Notes was approximately $870.0 million as of June 30, 2022. The potential reduction in fair value of the Senior Notes from a hypothetical 10 percent increase in market interest rates would not be material to the overall fair value of the debt.

We enter into interest rate swap agreements to hedge forecasted monthly interest rate payments on our variable rate debt. We are exposed to interest rate risk on our variable rate debt obligations and related interest rate swaps. As of June 30, 2022, we had $1,782.3 million in long-term debt principal outstanding from our Facilities, all of which is variable rate debt, as described in Note 7 — Long-Term Debt in Item 1 of Part I of this Quarterly Report on Form 10-Q.

As of June 30, 2022, the Facilities represent our long-term debt obligations exposed to interest rate risk. We performed a sensitivity analysis on the principal amount of debt as of June 30, 2022, as well as the effect of our interest rate swaps. Further, in this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. An increase or decrease of 100 basis points in the applicable interest rate would cause an increase or decrease in interest expense of $17.8 million on an annual basis ($14.0 million including the effect of our current interest rate swaps) as the 1-week and 1-month LIBOR were approximately 1.59% and 1.67%, respectively, as of June 30, 2022.

As of June 30, 2022, we have the following interest rate swap agreements (collectively, the "Swap Agreements") (in millions):

Effective dates	Notional amount	Fixed rates
April 30, 2018 through April 30, 2023	$250.0	2.61%
January 31, 2019 through January 31, 2023	$300.0	2.65%

Under the terms of the Swap Agreements, we receive payments based on the 1-month LIBOR rate (approximately 1.67% as of June 30, 2022).

During six months ended June 30, 2022, the following interest rate swap agreement expired (in millions):

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2022, under the supervision and with the participation of our Chief Executive Officer ("CEO") and President and Chief Financial Officer ("CFO"), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

Based on that evaluation, our CEO and CFO concluded that as of June 30, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit with the SEC are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2022 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II: OTHER INFORMATION

Item 1. Legal Proceedings

See discussion of legal proceedings in Note 10 — Commitments and Contingencies in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated by reference into this Item 1 of Part II.

Item 1A. Risk Factors

In addition to the significant risks and uncertainties listed under Item 1A- “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, we identified the following additional risks during the six months ended June 30, 2022. There have been no other material changes in our risk factors since the filing of our Annual Report on Form 10-K for the year ended December 31, 2021.

Risks Related to the Proposed Merger with Intercontinental Exchange, Inc. (“ICE”)

Because the market price of ICE common stock may fluctuate, holders of our common stock cannot be certain of the market value of the consideration they will receive in the Merger.

Pursuant to and subject to the terms of the Agreement and Plan of Merger dated as of May 4, 2022 (the “Merger Agreement”) with ICE, a wholly-owned subsidiary of ICE (“Sub”) will merge with and into Black Knight with Black Knight surviving as a wholly-owned subsidiary of ICE (the “Merger”). At the effective time of the Merger (the “Effective Time”), each share of our common stock issued and outstanding immediately prior to the Effective Time (other than shares of our common stock held by us as treasury stock, any of our subsidiaries (other than with respect to the Black Knight Employee Stock Purchase Plan), by ICE or any of ICE’s subsidiaries (including Sub), or by any holder who has properly exercised and perfected such holder’s demand for appraisal rights under Section 262 of the General Corporation Law of the State of Delaware and not effectively withdrawn or lost such holder’s rights to appraisal (collectively, “Excluded Shares”)) will be converted into the right to receive, at the election of the holder thereof, the following consideration (the “Merger Consideration”):

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

Specified conditions set forth in the Merger Agreement must be satisfied or waived to complete the Merger. If the conditions are not satisfied or, to the extent permitted by law, waived, the Merger will not occur or will be delayed, and we and ICE may lose some or all of the intended benefits of the Merger. The following conditions must be satisfied or, to the extent permitted by law, waived before we and ICE are obligated to complete the Merger: (i) the adoption of the Merger Agreement by the affirmative vote of holders of a majority of the outstanding shares of our common stock entitled to vote thereon at the special meeting, (ii) the expiration or early termination of the waiting period applicable to the consummation of the Merger under the HSR Act, (iii) the absence of any Restraint that is in effect and restrains, enjoins or otherwise prohibits the consummation of the Merger, (iv) the effectiveness of the registration statement on Form S-4 filed by ICE to register the shares of ICE common stock to be issued in the Merger, (v) approval for listing on the NYSE of the shares of ICE common stock to be issued in the Merger, (vi) compliance by ICE and us in all material respects with their respective obligations under the Merger Agreement that are required to be performed or complied with by the time of the closing and (vii) subject in most cases to exceptions that do not rise to the level of a Material Adverse Effect or a Parent Material Adverse Effect (each as defined in the Merger Agreement), the accuracy of representations and warranties made by us, respectively, in the Merger Agreement. The respective obligations of ICE and us to consummate the Merger are also subject to there not having occurred since the date of the Merger Agreement an event that has had or would reasonably be expected to have, individually or in the aggregate, a Parent Material Adverse Effect or a Material Adverse Effect, respectively.

If the Merger is not completed, each of ICE’s and our ongoing businesses, financial condition, financial results and stock price may be materially and adversely affected and, without realizing any of the benefits of having completed the Merger, ICE and we will be subject to a number of risks, including the following:

●	the market price of our common stock or ICE common stock could decline to the extent the current market price reflects an assumption that the Merger will be completed;
●	ICE or we could owe a termination fee to the other party under certain circumstances;
●	if our Board of Directors seeks another business combination, our stockholders cannot be certain that we will be able to find a party willing to enter into a transaction on terms equivalent to or more attractive than the terms that ICE has agreed to in the Merger Agreement;
●	time and financial and other resources committed by ours and ICE’s management to matters relating to the Merger could otherwise have been devoted to pursing other beneficial opportunities;
●	ICE or we may experience negative reactions from the financial markets or from their customers, suppliers or employees;
●	ICE or our current and prospective employees may experience uncertainty about their roles following the completion of the Merger, which may have an adverse effect on ICE’s or our ability to attract or retain key management and other key personnel;
●	ICE and we will be required to pay costs relating to the Merger, such as legal, accounting, financial advisory, financing (including the redemption by ICE of $5 billion of its bonds at 101% of par value) and printing fees, whether or not the Merger is completed; and

●	ICE or we could be subject to litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against ICE or us to perform our respective obligations under the Merger Agreement.

Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated, that could have an adverse effect on ICE following the Merger or that are otherwise unacceptable to ICE.

Completion of the Merger is conditioned on, among other things, the expiration or early termination of the waiting period applicable to the consummation of the Merger under the HSR Act. There can be no assurance that this condition to the completion of the Merger will be satisfied on a timely basis or at all and there can be no assurance that, if regulatory approvals are granted, they will not result in the imposition of conditions, limitations, obligations or restrictions that have the effect of preventing the completion of any of the transactions contemplated by the Merger Agreement, imposing additional material costs on or materially limiting the revenues of ICE following the Merger or otherwise reducing the anticipated benefits of the Merger, or result in the delay or abandonment of the Merger.

Under the Merger Agreement, ICE and we have agreed to use our respective reasonable best efforts to cause the transactions contemplated by the Merger Agreement to be consummated as soon as practicable and to obtain all approvals from any governmental entity or third party that are necessary, proper or advisable to consummate the Merger. In particular, each party has agreed to use its reasonable best efforts to take promptly any and all steps necessary to avoid, eliminate or resolve each and every impediment and obtain all clearances, consents, approvals and waivers under U.S. antitrust laws so as to enable the parties to close the Merger as soon as practicable.

The Merger Agreement limits our ability to pursue alternatives to the Merger and may discourage other companies from trying to acquire us.

The Merger Agreement contains covenants that restrict our ability to, directly or indirectly, solicit, initiate, knowingly facilitate, knowingly encourage or knowingly induce any acquisition proposal, engage in any discussions or negotiations with any person relating to any takeover proposal, or provide any confidential or nonpublic information or data to any person relating to any takeover proposal, subject to certain exceptions. In addition, subject to certain exceptions, our Board of Directors is required to recommend that our stockholders adopt the Merger Agreement.

If the Merger Agreement is terminated under certain circumstances, we may be required to pay a termination fee of $398 million to ICE or we may be required to reimburse ICE for its reasonable and documented out-of-pocket costs and expenses incurred in connection with the Merger Agreement and the Merger in an amount not to exceed $40 million.

These provisions could discourage a potential third-party acquiror or Merger partner that might have an interest in acquiring all or a significant portion of us or pursuing an alternative transaction from considering or proposing such a transaction

If the Merger Agreement is terminated and we determine to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Merger Agreement.

The Merger Agreement may be terminated in accordance with its terms and the Merger may not be completed, which could negatively affect us.

The Merger Agreement is subject to a number of conditions which must be satisfied or waived in order to complete the Merger. These conditions to the closing of the Merger may not be satisfied in a timely manner or at all, and, accordingly, the Merger may be delayed or may not be completed. In addition, if the Merger is not completed by the outside date, either ICE or we may choose not to proceed with the Merger, and the parties can mutually decide to terminate the Merger Agreement at any time, before or after receipt of our stockholder approval. In addition, ICE or we may elect to terminate the Merger Agreement in certain other circumstances as set forth in the Merger Agreement.

If the Merger Agreement is terminated, there may be various consequences. For example, our business may have been impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the Merger, without realizing any of the anticipated benefits of completing the Merger. Additionally, if the Merger Agreement is terminated, the market price of our common stock could decline to the extent that the current market prices reflect a market assumption that the Merger will be completed. If the Merger Agreement is terminated under certain circumstances, we may be required to pay a termination fee of $398 million to ICE. In addition, if the Merger Agreement is terminated because our stockholders fail to approve the Merger proposal at a duly convened meeting of our stockholders held for that purpose, we will be required to reimburse ICE for its reasonable and documented out-of-pocket costs and expenses incurred in connection with the Merger Agreement and the Merger in an amount not to exceed $40 million.

We are subject to business uncertainties and contractual restrictions while the Merger is pending, which could adversely affect our business and operations.

In connection with the pendency of the Merger, it is possible that some customers, suppliers and other persons with whom we and/or ICE have a business relationship may delay or defer certain business decisions or decide to seek to terminate, change or renegotiate their relationships with ICE or us, as the case may be, as a result of the pending Merger or otherwise, which could negatively affect ICE’s or our respective revenues, earnings and/or cash flows, as well as the market price of ICE’s or our common stock, regardless of whether the Merger is completed.

Under the terms of the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Merger which may adversely affect our ability to execute certain of our business strategies, including the ability in certain cases to enter into or amend contracts, acquire or dispose of assets, incur indebtedness or incur capital expenditures. Such limitations could adversely affect our business and operations prior to the completion of the Merger.

Each of the risks described above may be exacerbated by delays or other adverse developments with respect to the completion of the Merger.

In addition, subject to certain exceptions, we have agreed to use reasonable best efforts to carry on our business in the ordinary course and, to the extent consistent therewith, to use reasonable best efforts to preserve substantially intact our current business organizations, to keep available the services of our current officers and employees and to preserve our relationships with significant customers, suppliers, licensors, licensees, distributors, lessors and others having significant business dealings with us, in each case, during the period between the date of the Merger Agreement and the closing of the Merger.

Uncertainties associated with the Merger may cause a loss of our management personnel and other key employees, which could adversely affect our business and operations.

ICE and we are dependent on the experience and industry knowledge of our officers and other key employees to execute our business plans. Prior to completion of the Merger, current and prospective employees of our and ICE may experience uncertainty about their roles within ICE following the completion of the Merger, which may have an adverse effect on ICE’s and our ability to attract or retain key management and other key personnel and could adversely affect our business and operations.

Litigation related to the Merger could prevent or delay completion of the Merger or otherwise negatively affect ICE’s and our businesses and operations.

ICE and we may incur costs in connection with the defense or settlement of any stockholder or other lawsuits filed in connection with the Merger. Such litigation could have an adverse effect on ICE’s and our financial condition and results of operations and could prevent or delay the completion of the Merger.

ICE and we are expected to incur significant costs related to the Merger and integration.

ICE and we have incurred and expect to incur substantial expenses in connection with the completion of the Merger. The substantial majority of these costs will be non-recurring expenses related to the Merger, including investment banking fees, legal fees and costs associated with financing the Merger, accounting, accounting, consulting and other advisory fees, severance/employee benefit-related costs, and other regulatory fees. ICE and we will also incur transaction fees and costs related to formulating integration plans for our combined mortgage services businesses. Some of these costs are payable regardless of whether the Merger is completed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

Exhibit
No.	Description
2.1

Agreement and Plan of Merger, dated as of May 4, 2022, among Intercontinental Exchange, Inc., Sand Merger Sub Corporation and Black Knight, Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed by Black Knight, Inc. on May 5, 2022 (No. 001-37394))*

10.1	Form of Notice of Restricted Stock and Restricted Stock Award Agreement (May 2022) under Black Knight, Inc. Amended and Restated 2015 Omnibus Incentive Plan(1)
10.2	Form of Notice of Restricted Stock and Restricted Stock Award Agreement (Directors) under Black Knight, Inc. Amended and Restated 2015 Omnibus Incentive Plan(1)
10.3	Form of Notice of Restricted Stock Unit and Restricted Stock Unit Award Agreement (Directors) under Black Knight, Inc. Amended and Restated 2015 Omnibus Incentive Plan(1)
10.4

First Amendment to Employment Agreement of Anthony M. Jabbour dated May 16, 2022 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Black Knight, Inc. on May 18, 2022 (No. 001-37394))(1)

10.5

First Amendment to Employment Agreement of Joseph M. Nackashi dated May 16, 2022 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by Black Knight, Inc. on May 18, 2022 (No. 001-37394))(1)

10.6	Third Amendment to Employment Agreement of Kirk T. Larsen dated May 16, 2022 (incorporated by reference to Exhibit 10.3 to the Form 8-K filed by Black Knight, Inc. on May 18, 2022 (No. 001-37394))(1)
10.7

Third Amendment to Employment Agreement of Michael L. Gravelle dated May 16, 2022 (incorporated by reference to Exhibit 10.4 to the Form 8-K filed by Black Knight, Inc. on May 18, 2022 (No. 001-37394))(1)

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

*

Schedules omitted pursuant to Item 601(a)(5) of Regulation S-K. We agree to furnish supplementally a copy of any omitted schedule to the SEC upon request; provided, however, that we may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules or exhibits so furnished.

**	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK KNIGHT, INC.
(registrant)

Date: August 4, 2022	By:	/s/ Kirk T. Larsen
Kirk T. Larsen
President and Chief Financial Officer
(Principal Financial and Accounting Officer)