Form 10-Q
period 2022-09-30
Black Knight, Inc.
filed 2022-11-03
CIK 1627014

Ok

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

There were 156,026,791 shares outstanding of the Registrant’s common stock as of November 2, 2022.

FORM 10-Q

QUARTERLY REPORT

Quarter Ended September 30, 2022

Page
Part I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
A. Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2022 and December 31, 2021	1
B. Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited) for the three and nine months ended September 30, 2022 and 2021	2
C. Condensed Consolidated Statements of Equity (Unaudited) for the three and nine months ended September 30, 2022 and 2021	3
D. Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2022 and 2021	5
E. Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3. Quantitative and Qualitative Disclosure About Market Risk	33
Item 4. Controls and Procedures	34
Part II: OTHER INFORMATION	35
Item 1. Legal Proceedings	35
Item 1A. Risk Factors	35
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3. Defaults Upon Senior Securities	38
Item 4. Mine Safety Disclosures	38
Item 5. Other Information	39
Item 6. Exhibits	39

i

Part I: FINANCIAL INFORMATION

Item 1.Condensed Consolidated Financial Statements (Unaudited)

BLACK KNIGHT, INC.

Condensed Consolidated Balance Sheets

(In millions)

(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$16.1	$77.1
Trade receivables, net	191.8	191.8
Prepaid expenses and other current assets	91.1	83.0
Receivables from related parties	0.1	0.2
Total current assets	299.1	352.1
Property and equipment, net	146.6	154.5
Software, net	459.4	497.0
Other intangible assets, net	503.6	613.2
Goodwill	3,817.2	3,817.3
Investments in unconsolidated affiliates	169.0	490.5
Deferred contract costs, net	190.5	196.0
Other non-current assets	252.6	230.3
Total assets	$5,838.0	$6,350.9
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable and other accrued liabilities	$57.8	$64.5
Income taxes payable	17.7	11.8
Accrued compensation and benefits	86.4	91.4
Current portion of debt	33.6	32.5
Deferred revenues	65.3	64.6
Total current liabilities	260.8	264.8
Deferred revenues	53.9	81.5
Deferred income taxes	232.9	284.1
Long-term debt, net of current portion	2,648.6	2,362.6
Other non-current liabilities	49.9	78.7
Total liabilities	3,246.1	3,071.7
Commitments and contingencies (Note 10)
Redeemable noncontrolling interests	42.8	1,188.8
Equity:
Common stock; $0.0001 par value; 550,000,000 shares authorized; 160,040,598 shares issued and 156,031,768 shares outstanding as of September 30, 2022, and 160,040,598 shares issued and 155,357,705 shares outstanding as of December 31, 2021	—	—
Preferred stock; $0.0001 par value; 25,000,000 shares authorized; issued and outstanding, none as of September 30, 2022 and December 31, 2021	—	—
Additional paid-in capital	1,386.6	1,410.9
Retained earnings	1,398.8	968.2
Accumulated other comprehensive loss	(6.0)	(17.5)
Treasury stock, at cost, 4,008,830 shares as of September 30, 2022 and 4,682,893 shares as of December 31, 2021	(230.3)	(271.2)
Total shareholders’ equity	2,549.1	2,090.4
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$5,838.0	$6,350.9

See Notes to Condensed Consolidated Financial Statements (Unaudited).

BLACK KNIGHT, INC.

Condensed Consolidated Statements of Earnings and Comprehensive Earnings

(In millions, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenues	$386.7	$378.0	$1,168.4	$1,089.0
Expenses:
Operating expenses	220.9	203.0	645.6	586.2
Depreciation and amortization	93.5	93.6	277.5	271.8
Transition and integration costs	4.1	(1.3)	19.9	10.9
Total expenses	318.5	295.3	943.0	868.9
Operating income	68.2	82.7	225.4	220.1
Other income and expense:
Interest expense, net	(26.6)	(21.6)	(70.3)	(62.8)
Other expense, net	(5.4)	(1.1)	(9.0)	(5.3)
Total other expense, net	(32.0)	(22.7)	(79.3)	(68.1)
Earnings before income taxes and equity in earnings of unconsolidated affiliates	36.2	60.0	146.1	152.0
Income tax expense	6.5	15.3	17.0	31.0
Earnings before equity in earnings of unconsolidated affiliates	29.7	44.7	129.1	121.0
Equity in earnings of unconsolidated affiliates, net of tax	0.3	1.6	303.3	3.0
Net earnings	30.0	46.3	432.4	124.0
Net losses attributable to redeemable noncontrolling interests	—	7.1	2.5	23.2
Net earnings attributable to Black Knight	$30.0	$53.4	$434.9	$147.2
Other comprehensive (losses) earnings:
Unrealized holding gains (losses), net of tax(1)	1.4	(0.2)	8.0	0.1
Reclassification adjustments for losses included in net earnings, net of tax(2)	0.4	4.0	5.6	11.9
Total unrealized gains on interest rate swaps, net of tax	1.8	3.8	13.6	12.0
Foreign currency translation adjustment, net of tax (3)	(0.4)	—	(1.0)	(0.4)
Unrealized losses on investments in unconsolidated affiliates, net of tax(4)	(1.9)	(2.9)	(1.1)	(4.5)
Other comprehensive (losses) earnings	(0.5)	0.9	11.5	7.1
Comprehensive earnings	29.5	47.2	443.9	131.1
Net losses attributable to redeemable noncontrolling interests	—	7.1	2.5	23.2
Comprehensive earnings attributable to Black Knight	$29.5	$54.3	$446.4	$154.3
Net earnings per share attributable to Black Knight common shareholders:
Basic	$0.19	$0.34	$2.82	$0.95
Diluted	$0.19	$0.34	$2.80	$0.94
Weighted average shares of common stock outstanding (see Note 5):
Basic	154.5	155.2	154.4	155.4
Diluted	155.4	156.2	155.5	155.9
(1)	Net of income tax expense of $0.4 million and income tax benefit of $0.1 million for the three months ended September 30, 2022 and 2021, respectively, and income tax expense of $2.7 million and less than $0.1 million for the nine months ended September 30, 2022 and 2021, respectively.
(2)	Amounts reclassified to net earnings relate to losses on interest rate swaps and are included in Interest expense, net above. Amounts are net of income tax benefit of $0.1 million and $1.3 million for the three months ended September 30, 2022 and 2021, respectively, and $1.9 million and $4.0 million for the nine months ended September 30, 2022 and 2021, respectively.
(3)	Net of income tax benefit of $0.1 million and $0.3 million for the three and nine months ended September 30, 2022 and less than $0.1 million for the nine months ended September 30, 2021.
(4)	Net of income tax benefit of $0.6 million and $1.0 million for the three months ended September 30, 2022 and 2021, respectively, and income tax benefit of $0.4 million and $1.5 million for the nine months ended September 30, 2022 and 2021, respectively.

See Notes to Condensed Consolidated Financial Statements (Unaudited).

BLACK KNIGHT, INC.

Condensed Consolidated Statements of Equity

(In millions)

(Unaudited)

	Three months ended September 30, 2022
					Accumulated
			Additional		other			Total	Redeemable
	Common stock		paid-in	Retained	comprehensive	Treasury stock		shareholders’	noncontrolling
	Shares	$	capital	earnings	loss	Shares	$	equity	interests
Balance, June 30, 2022	160.0	$—	$1,367.8	$1,368.2	$(5.5)	4.0	$(230.4)	$2,500.1	$47.4
Fair value adjustment to redeemable noncontrolling interests in Optimal Blue Holdco, LLC	—	—	4.6	—	—	—	—	4.6	(4.6)
Grant of restricted shares of common stock	—	—	(1.0)	—	—	—	1.0	—	—
Forfeitures of restricted shares of common stock	—	—	0.8	—	—	—	(0.8)	—	—
Tax withholding payments for restricted share vesting	—	—	(0.2)	—	—	—	—	(0.2)	—
Vesting of restricted shares granted from treasury stock	—	—	0.1	—	—	—	(0.1)	—	—
Equity-based compensation expense	—	—	13.6	—	—	—	—	13.6	—
Net earnings	—	—	—	30.0	—	—	—	30.0	—
Equity-based compensation expense of unconsolidated affiliates	—	—	—	0.6	—	—	—	0.6	—
Foreign currency translation adjustment	—	—	—	—	(0.4)	—	—	(0.4)	—
Unrealized gains on interest rate swaps, net	—	—	—	—	1.8	—	—	1.8	—
Other comprehensive loss on investments in unconsolidated affiliates	—	—	—	—	(1.9)	—	—	(1.9)	—
Other	—	—	0.9	—	—	—	—	0.9	—
Balance, September 30, 2022	160.0	$—	$1,386.6	$1,398.8	$(6.0)	4.0	$(230.3)	$2,549.1	$42.8

	Three months ended September 30, 2021
					Accumulated
			Additional		other			Total	Redeemable
	Common stock		paid-in	Retained	comprehensive	Treasury stock		shareholders’	noncontrolling
	Shares	$	capital	earnings	loss	Shares	$	equity	interests
Balance, June 30, 2021	160.0	$—	$2,021.0	$852.4	$(32.6)	3.4	$(176.6)	$2,664.2	$578.0
Fair value adjustment to redeemable noncontrolling interests in Optimal Blue Holdco, LLC	—	—	(376.2)	—	—	—	—	(376.2)	376.2
Grant of restricted shares of common stock	—	—	(2.6)	—	—	(0.1)	2.6	—	—
Forfeitures of restricted shares of common stock	—	—	1.1	—	—	—	(1.1)	—	—
Equity-based compensation expense	—	—	9.9	—	—	—	—	9.9	—
Net earnings (losses)	—	—	—	53.4	—	—	—	53.4	(7.1)
Equity-based compensation expense of unconsolidated affiliates	—	—	—	0.8	—	—	—	0.8	—
Purchases of treasury stock	—	—	—	—	—	1.4	(100.0)	(100.0)	—
Unrealized gains on interest rate swaps, net	—	—	—	—	3.8	—	—	3.8	—
Other comprehensive loss on investments in unconsolidated affiliates	—	—	—	—	(2.9)	—	—	(2.9)	—
Balance, September 30, 2021	160.0	$—	$1,653.2	$906.6	$(31.7)	4.7	$(275.1)	$2,253.0	$947.1

See Notes to Condensed Consolidated Financial Statements (Unaudited).

BLACK KNIGHT, INC.

Condensed Consolidated Statements of Equity

(In millions)

(Unaudited)

	Nine months ended September 30, 2022
					Accumulated
			Additional		other			Total	Redeemable
	Common stock		paid-in	Retained	comprehensive	Treasury stock		shareholders’	noncontrolling
	Shares	$	capital	earnings	loss	Shares	$	equity	interests
Balance, December 31, 2021	160.0	$—	$1,410.9	$968.2	$(17.5)	4.7	$(271.2)	$2,090.4	$1,188.8
Fair value adjustment to redeemable noncontrolling interests in Optimal Blue Holdco, LLC	—	—	(12.5)	—	—	—	—	(12.5)	12.5
Acquisition of remaining redeemable noncontrolling interests in Optimal Blue Holdco, LLC	—	—	—	—	—	—	—	—	(1,156.0)
Grant of restricted shares of common stock	—	—	(51.8)	—	—	(0.9)	51.8	—	—
Forfeitures of restricted shares of common stock	—	—	2.0	—	—	—	(2.0)	—	—
Tax withholding payments for restricted share vesting	—	—	(11.2)	—	—	—	—	(11.2)	—
Vesting of restricted shares granted from treasury stock	—	—	8.9	—	—	0.2	(8.9)	—	—
Equity-based compensation expense	—	—	37.2	—	—	—	—	37.2	—
Net earnings (losses)	—	—	—	434.9	—	—	—	434.9	(2.5)
Equity-based compensation expense of unconsolidated affiliates	—	—	—	(4.3)	—	—	—	(4.3)	—
Foreign currency translation adjustment	—	—	—	—	(1.0)	—	—	(1.0)	—
Unrealized gains on interest rate swaps, net	—	—	—	—	13.6	—	—	13.6	—
Other comprehensive loss on investments in unconsolidated affiliates	—	—	—	—	(1.1)	—	—	(1.1)	—
Other	—	—	3.1	—	—	—	—	3.1	—
Balance, September 30, 2022	160.0	$—	$1,386.6	$1,398.8	$(6.0)	4.0	$(230.3)	$2,549.1	$42.8

	Nine months ended September 30, 2021
					Accumulated
			Additional		other			Total	Redeemable
	Common stock		paid-in	Retained	comprehensive	Treasury stock		shareholders’	noncontrolling
	Shares	$	capital	earnings	loss	Shares	$	equity	interests
Balance, December 31, 2020	160.1	$—	$2,053.7	$757.4	$(38.8)	3.1	$(144.6)	$2,627.7	$578.0
Fair value adjustment to redeemable noncontrolling interests in Optimal Blue Holdco, LLC	—	—	(392.3)	—	—	—	—	(392.3)	392.3
Grant of restricted shares of common stock	—	—	(29.2)	—	—	(0.6)	29.2	—	—
Forfeitures of restricted shares of common stock	—	—	1.6	—	—	—	(1.6)	—	—
Tax withholding payments for restricted share vesting	(0.1)	—	(24.4)	—	—	—	—	(24.4)	—
Vesting of restricted shares granted from treasury stock	—	—	11.4	—	—	0.2	(11.4)	—	—
Equity-based compensation expense	—	—	32.4	—	—	—	—	32.4	—
Net earnings (losses)	—	—	—	147.2	—	—	—	147.2	(23.2)
Equity-based compensation expense of unconsolidated affiliates	—	—	—	2.0	—	—	—	2.0	—
Purchases of treasury stock	—	—	—	—	—	2.0	(146.7)	(146.7)	—
Foreign currency translation adjustment	—	—	—	—	(0.4)	—	—	(0.4)	—
Unrealized gains on interest rate swaps, net	—	—	—	—	12.0	—	—	12.0	—
Other comprehensive loss on investments in unconsolidated affiliates	—	—	—	—	(4.5)	—	—	(4.5)	—
Balance, September 30, 2021	160.0	$—	$1,653.2	$906.6	$(31.7)	4.7	$(275.1)	$2,253.0	$947.1

See Notes to Condensed Consolidated Financial Statements (Unaudited).

BLACK KNIGHT, INC.

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Nine months ended September 30,
	2022	2021
Cash flows from operating activities:
Net earnings	$432.4	$124.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	277.5	271.8
Amortization of debt issuance costs and original issue discount	2.9	2.9
Loss on extinguishment of debt	—	2.5
Deferred income taxes, net	(152.5)	(6.0)
Equity in earnings of unconsolidated affiliates, net of tax	(303.3)	(3.0)
Equity-based compensation	37.2	32.4
Changes in assets and liabilities, net of acquired assets and liabilities:
Trade receivables, including receivables from related parties	(0.1)	—
Prepaid expenses and other assets	(29.3)	(43.4)
Deferred contract costs	(26.2)	(36.6)
Deferred revenues	(26.9)	(6.5)
Trade accounts payable and other liabilities	(20.0)	(6.7)
Net cash provided by operating activities	191.7	331.4
Cash flows from investing activities:
Additions to property and equipment	(21.3)	(17.8)
Additions to software	(69.5)	(65.9)
Business acquisitions, net of cash acquired	—	(302.5)
Asset acquisitions	—	(10.0)
Other investing activities	(4.0)	(1.2)
Net cash used in investing activities	(94.8)	(397.4)
Cash flows from financing activities:
Revolver borrowings	627.0	613.9
Revolver payments	(317.4)	(324.6)
Term loan borrowings	—	1.6
Term loan payments	(21.6)	—
Payments made for redeemable noncontrolling interests	(433.5)	—
Purchases of treasury stock	—	(146.7)
Tax withholding payments for restricted share vesting	(11.2)	(24.4)
Finance lease payments	(0.8)	(2.8)
Debt issuance costs paid	—	(7.6)
Other financing activities	(0.4)	—
Net cash (used in) provided by financing activities	(157.9)	109.4
Net (decrease) increase in cash and cash equivalents	(61.0)	43.4
Cash and cash equivalents, beginning of period	77.1	34.7
Cash and cash equivalents, end of period	$16.1	$78.1
Supplemental cash flow information:
Interest paid, net	$(76.8)	$(69.7)
Income taxes paid, net	$(162.8)	$(42.6)

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

On February 15, 2022, we entered into a purchase agreement with Cannae and THL and acquired all of their issued and outstanding Class A units of Optimal Blue Holdco through Optimal Blue I, LLC (“Optimal Blue I”), a Delaware limited liability company and our wholly-owned subsidiary, in exchange for aggregate consideration of 36.4 million shares of Dun & Bradstreet Holdings, Inc. (“DNB”) common stock valued at $722.5 million and $433.5 million in cash. The cash portion of the consideration is included as a financing cash outflow on the Condensed Consolidated Statements of Cash Flows (Unaudited) and was funded with borrowings under our revolving credit facility. The aggregate consideration of $1.156 billion and number of shares of DNB common stock paid to Cannae and THL was based on the 20-day volume-weighted average trading price of DNB for the period ended on February 14, 2022. As of February 15, 2022, we own 100% of the Class A units of Optimal Blue Holdco.

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Reporting Segments

We conduct our operations through two reporting segments: (1) Software Solutions and (2) Data and Analytics. See further discussion in Note 13 — Segment Information.

Merger Agreement

On May 4, 2022, we entered into a definitive agreement to be acquired by Intercontinental Exchange, Inc. (“ICE”), a leading global provider of data, technology, and market infrastructure, in a transaction valued at approximately $13.1 billion, or $85 per share, with consideration in the form of a mix of cash (80%) and stock (20%) (the “ICE Transaction”). The aggregate cash consideration in the ICE Transaction consists of approximately $10.5 billion and the aggregate stock consideration is valued at approximately $2.6 billion based on ICE’s 10-day volume weighted average price as of May 2, 2022 of $118.09. Black Knight shareholders can elect to receive either cash or stock, subject to proration, with the value of the cash election and the stock election equalized at closing. The ICE Transaction is expected to close in the first half of 2023, subject to the receipt of regulatory approvals and the satisfaction of customary closing conditions. The ICE Transaction has been approved by the Boards of Directors of Black Knight and ICE. On September 21, 2022, we held a special meeting of our shareholders and the ICE Transaction was approved by our shareholders.

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

(2)Condensed Consolidated Financial Statement Details

Cash and Cash Equivalents

Cash and cash equivalents are unrestricted and include the following (in millions):

	September 30, 2022	December 31, 2021
Cash	$16.0	$24.0
Cash equivalents	0.1	53.1
Cash and cash equivalents	$16.1	$77.1

Trade Receivables, Net

A summary of Trade receivables, net of allowance for credit losses is as follows (in millions):

	September 30, 2022	December 31, 2021
Trade receivables — billed	$148.9	$147.4
Trade receivables — unbilled	47.2	47.1
Trade receivables	196.1	194.5
Allowance for credit losses	(4.3)	(2.7)
Trade receivables, net	$191.8	$191.8

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in millions):

	September 30, 2022	December 31, 2021
Prepaid expenses	$47.1	$44.7
Contract assets, net	23.6	23.0
Income tax receivables	7.9	6.5
Other current assets	12.5	8.8
Prepaid expenses and other current assets	$91.1	$83.0

Other Non-Current Assets

Other non-current assets consist of the following (in millions):

	September 30, 2022	December 31, 2021
Contract assets, net	$111.0	$80.2
Property records database	60.6	60.6
Right-of-use assets	26.9	32.9
Deferred compensation plan related assets	23.3	25.2
Contract credits	23.6	23.6
Prepaid expenses	5.2	4.5
Other	2.0	3.3
Other non-current assets	$252.6	$230.3

Trade Accounts Payable and Other Accrued Liabilities

Trade accounts payable and other accrued liabilities consist of the following (in millions):

	September 30, 2022	December 31, 2021
Trade accounts payable	$12.0	$7.9
Lease liabilities, current	9.1	10.8
Other taxes payable and accrued	7.5	4.8
Accrued interest	3.2	12.3
Accrued client liabilities	2.4	3.8
Other	23.6	24.9
Trade accounts payable and accrued liabilities	$57.8	$64.5

Deferred Revenues

Revenues recognized related to the amount included in the Deferred revenues balance at the beginning of each year were $18.5 million and $10.3 million during the three months ended September 30, 2022 and 2021, respectively, and $60.0 million and $40.1 million during the nine months ended September 30, 2022 and 2021, respectively.

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Depreciation and Amortization

Depreciation and amortization includes the following (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Other intangible assets	$36.0	$41.7	$109.6	$119.6
Software	36.0	33.4	107.1	96.7
Property and equipment	9.5	10.1	29.1	30.3
Deferred contract costs	12.0	8.4	31.7	25.2
Total	$93.5	$93.6	$277.5	$271.8

Other Non-Current Liabilities

Other non-current liabilities consist of the following (in millions):

	September 30, 2022	December 31, 2021
Lease liabilities, non-current	$18.9	$26.4
Deferred compensation plan	20.9	24.4
Unrealized losses on interest rate swaps (Note 7)	—	13.9
Other	10.1	14.0
Other non-current liabilities	$49.9	$78.7

A

(3)Business Acquisitions

2021 Acquisitions

On March 16, 2021, we completed the acquisition of the technology assets and business of NexSpring Financial, LLC (“NexSpring”), which is reported within our Software Solutions segment, to broaden our ability to serve mortgage brokers.

On May 17, 2021, we completed the acquisition of 100% of the equity interests in eMBS, Inc. (“eMBS”), a leading data and analytics aggregator for residential mortgage-backed securities, which is reported within our Data & Analytics segment.

On July 7, 2021, we completed the acquisition of 100% of the equity interests in TOMN Holdings, Inc. and its subsidiaries (“Top of Mind”), which is reported within our Software Solutions segment. Top of Mind is the developer of SurefireSM, a leading customer relationship management and marketing automation system for the mortgage industry.

During the nine months ended September 30, 2022, we recorded measurement period adjustments related to our 2021 acquisition of Top of Mind that resulted in a net reduction of $0.1 million to Goodwill,  primarily related to deferred income taxes for certain book and tax basis differences as we completed the tax return filings for the pre-acquisition period.

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

On February 15, 2022, we exchanged 36.4 million shares of DNB common stock and $433.5 million in cash in connection with the acquisition of the remaining Class A units in Optimal Blue Holdco we acquired from Cannae and THL. The number of shares of DNB common stock was valued at $722.5 million based on the 20-day volume-weighted average trading price of DNB for the period ended on February 14, 2022. We recognized a gain of $305.4 million, net of tax of $102.6 million, related to this transaction. As of September 30,

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

2022, we own 18.5 million shares of DNB common stock for an ownership interest of approximately 4% of DNB’s outstanding common stock.

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

On July 28, 2022, DNB declared a quarterly cash dividend of $0.05 per share payable on September 22, 2022 to DNB’s shareholders of record as of September 1, 2022. We received a cash dividend of $0.9 million, which reduced the carrying value of our DNB investment in our Condensed Consolidated Balance Sheets (Unaudited).

As of September 30, 2022, DNB’s closing share price was $12.39, and the fair value of our investment in DNB was $228.9 million before tax. Assuming a statutory tax rate of 25.3%, the estimated after-tax value of our investment in DNB was $213.0 million.

Summarized consolidated financial information for DNB is presented below (in millions):

	September 30, 2022	December 31, 2021
Current assets	$666.6	$718.0
Non-current assets	8,763.1	9,279.2
Total assets	$9,429.7	$9,997.2

Current liabilities, including short-term debt	$936.4	$1,004.9
Non-current liabilities	4,905.7	5,247.0
Total liabilities	5,842.1	6,251.9
Total equity	3,587.6	3,745.3
Total liabilities and shareholders' equity	$9,429.7	$9,997.2

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenue	$556.3	$541.9	$1,629.6	$1,567.3
Income (loss) before provision (benefit) for income taxes and equity in net income of affiliates	5.7	14.7	(34.8)	(27.5)
Net income (loss)	10.4	18.2	(19.4)	(55.9)
Net income (loss) attributable to DNB	8.0	16.6	(25.1)	(60.1)

Equity in earnings of unconsolidated affiliates, net of tax consists of the following (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Equity in earnings (losses) of unconsolidated affiliates, net of tax	$0.3	$1.6	$(2.1)	$(6.9)
Non-cash gain related to DNB's issuance of common stock, net of tax	—	—	—	9.9
Gain related to DNB investment, net of tax	—	—	305.4	—
Equity in earnings of unconsolidated affiliates, net of tax	$0.3	$1.6	$303.3	$3.0

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

(5)Earnings Per Share

Diluted net earnings per share includes the effect of unvested restricted stock awards, restricted stock unit awards (“RSUs”) and Optimal Blue Holdco profits interests units (“OB PIUs”). The following table sets forth the computation of basic and diluted net earnings per share (in millions, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Basic:
Net earnings attributable to Black Knight	$30.0	$53.4	$434.9	$147.2
Shares used for basic net earnings per share:
Weighted average shares of common stock outstanding	154.5	155.2	154.4	155.4
Basic net earnings per share	$0.19	$0.34	$2.82	$0.95

Diluted:
Net earnings attributable to Black Knight	$30.0	$53.4	$434.9	$147.2
Shares used for diluted net earnings per share:
Weighted average shares of common stock outstanding	154.5	155.2	154.4	155.4
Dilutive effect of unvested restricted shares of common stock and OB PIUs	0.9	1.0	1.1	0.5
Weighted average shares of common stock, diluted	155.4	156.2	155.5	155.9
Diluted net earnings per share	$0.19	$0.34	$2.80	$0.94

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

The following is a summary of amounts related to agreements with DNB included in our Condensed Consolidated Balance Sheets (Unaudited) (in millions):

	September 30, 2022	December 31, 2021
Receivables from related parties	$0.1	$0.2
Prepaid expenses and other current assets	3.5	2.3
Deferred revenues (current)	6.9	6.2
Deferred revenues (non-current)	0.9	1.4

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following is a summary of amounts related to agreements with DNB included in our Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited) (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenues	$1.7	$1.6	$5.7	$1.6
Operating expenses	1.2	1.1	3.5	1.1

During the three months ended September 30, 2022, we received a cash dividend of $0.9 million from DNB. Refer to Note 4 – Investments in Unconsolidated Affiliates for additional details.

Trasimene

Prior to June 16, 2021, Trasimene Capital Management, LLC ("Trasimene") was considered a related party because the former Chairman of our Board of Directors owns a controlling interest in Trasimene. As of June 16, 2021, our former Chairman retired from our Board of Directors and became our Chairman Emeritus, and Trasimene is no longer considered a related party. During the period January 1, 2021 through June 16, 2021 we recognized $0.5 million in fees paid to Trasimene related to our acquisitions, which are included in Transition and integration costs in our Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited).

(7)Long-Term Debt

Long-term debt consists of the following (in millions):

	September 30, 2022	December 31, 2021
Term A Loan	$1,128.4	$1,150.0
Revolving Credit Facility	565.6	256.0
Senior Notes	1,000.0	1,000.0
Other	5.0	8.9
Total long-term debt principal	2,699.0	2,414.9
Less: current portion of long-term debt	(33.6)	(32.5)
Long-term debt before debt issuance costs and discount	2,665.4	2,382.4
Less: debt issuance costs and discount	(16.8)	(19.8)
Long-term debt, net of current portion	$2,648.6	$2,362.6

As of September 30, 2022, principal maturities, including payments related to our finance leases, are as follows (in millions):

2022	$7.2
2023	33.7
2024	57.5
2025	57.5
2026	1,543.1
Thereafter	1,000.0
Total	$2,699.0

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

2021 Credit Agreement

On March 10, 2021, our indirect subsidiary Black Knight Infoserv, LLC (“BKIS”) entered into a second amended and restated credit and guaranty agreement (the “2021 Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, the guarantors party thereto and the other agents and lenders party thereto.

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

As of September 30, 2022, the interest rate for the Facilities was based on the Eurodollar rate plus a margin of 150 basis points and was approximately 4.6%. As of September 30, 2022, we had $434.4 million unused capacity on the Revolving Credit Facility, and the unused commitment fee was 20 basis points.

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

Other Debt

Other debt includes financing agreements primarily related to certain data processing and maintenance services and finance lease agreements for certain computer equipment. For the nine months ended September 30, 2021, non-cash investing and financing activity was $1.6 million related to the unpaid portion of our finance lease agreements. There was no non-cash investing and financing activity for the nine months ended September 30, 2022.

Fair Value of Long-Term Debt

The fair values of our Facilities and Senior Notes are based upon established market prices for the securities using Level 2 inputs. The fair value of our Facilities approximates their carrying value as of September 30, 2022. The fair value of our Senior Notes as of September 30, 2022 was $853.9 million compared to its carrying value of $990.8 million, net of original issue discount and debt issuance costs.

Interest Rate Swaps

We enter into interest rate swap agreements to hedge forecasted monthly interest rate payments on our floating rate debt. As of September 30, 2022, we had the following interest rate swap agreements (collectively, the "Swap Agreements") (in millions):

Effective dates	Notional amount	Fixed rates
April 30, 2018 through April 30, 2023	$250.0	2.61%
January 31, 2019 through January 31, 2023	$300.0	2.65%

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Under the terms of the Swap Agreements, we receive payments based on the 1-month LIBOR (approximately 3.12% as of September 30, 2022).

During the nine months ended September 30, 2022, the following interest rate swap agreement expired (in millions):

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

The estimated fair values of our Swap Agreements are as follows (in millions):

	September 30, 2022	December 31, 2021
Other current assets	$3.4	$—

Other current liabilities	$—	$1.0
Other non-current liabilities	$—	$13.9

A cumulative gain of $3.4 million ($2.5 million net of tax) and cumulative loss of $14.9 million ($11.1 million net of tax) is reflected in Accumulated other comprehensive loss on our Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2022 and December 31, 2021, respectively. Below is a summary of the effect of derivative instruments on amounts recognized in Other comprehensive earnings (loss) ("OCE") on the Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited) (in millions):

	Three months ended September 30,
	2022		2021
		Amount of loss		Amount of loss
	Amount of gain	reclassified from	Amount of loss	reclassified from
	recognized	Accumulated OCE	recognized	Accumulated OCE
	in OCE	into Net earnings	in OCE	into Net earnings
Swap agreements	$1.4	$0.4	$(0.2)	$4.0

	Nine months ended September 30,
	2022		2021
		Amount of loss		Amount of loss
	Amount of gain	reclassified from	Amount of gain	reclassified from
	recognized	Accumulated OCE	recognized	Accumulated OCE
	in OCE	into Net earnings	in OCE	into Net earnings
Swap agreements	$8.0	$5.6	$0.1	$11.9

As of September 30, 2022, the remaining balance in Accumulated other comprehensive loss is expected to be reclassified into Interest expense, net over the remaining term (less than 1 year).

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

The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in millions):

	September 30, 2022				December 31, 2021
	Carrying	Fair value			Carrying	Fair value
	amount	Level 1	Level 2	Level 3	amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents (Note 2)	$16.1	$16.1	$—	$—	$77.1	$77.1	$—	$—
Interest rate swaps (Note 7)	3.4	—	3.4	—	—	—	—	—

Liabilities:
Interest rate swaps (Note 7)	—	—	—	—	14.9	—	14.9	—
Contingent consideration	1.2	—	—	1.2	4.9	—	—	4.9

Redeemable noncontrolling interests	42.8	—	—	42.8	1,188.8	—	—	1,188.8

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

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following table presents a summary of the change in fair value of our Level 3 fair value measurements (in millions):

Beginning balance, December 31, 2021	$1,193.7
Contingent consideration adjustments related to prior year acquisition	(3.7)
Acquisition of remaining outstanding Class A redeemable noncontrolling interests in Optimal Blue Holdco (Note 1)	(1,156.0)
Fair value adjustment to redeemable noncontrolling interests in Optimal Blue Holdco	10.0
Ending balance, September 30, 2022	$44.0

(9)Income Taxes

Our effective tax rate was 18.0% and 25.5% for the three months ended September 30, 2022 and 2021, respectively, and 11.6% and 20.4% for the nine months ended September 30, 2022 and 2021, respectively.

A reconciliation of the federal statutory income rate to our effective income tax rate for each period presented is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Federal statutory rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	4.9	4.3	4.8	4.3
Non-deductible executive compensation	2.3	1.4	1.3	1.5
Acquisition of remaining Optimal Blue interests(1)	—	—	(9.3)	—
Redeemable noncontrolling interests	0.4	2.5	0.2	1.8
Tax credits	(13.3)	(5.2)	(7.6)	(5.3)
Restricted share vesting	(0.5)	—	(0.4)	(4.5)
Other	3.2	1.5	1.6	1.6
Effective tax rate	18.0%	25.5%	11.6%	20.4%
(1)	Includes the effect of a discrete income tax benefit related to the establishment of a deferred tax asset as a result of our first quarter 2022 reorganization of certain wholly owned subsidiaries within the Optimal Blue partnership investment structure.

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

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

PennyMac Litigation

On November 5, 2019, Black Knight Servicing Technologies, LLC (“BKST”), an indirect, wholly-owned subsidiary of Black Knight, filed a Complaint and Demand for Jury Trial (the “Black Knight Complaint”) against PennyMac Loan Services, LLC (“PennyMac”) in the Circuit Court for the Fourth Judicial Circuit in and for Duval County, Florida. The Black Knight Complaint includes causes of action for breach of contract and misappropriation of MSP® System trade secrets in order to develop an imitation mortgage processing system intended to replace the MSP® System. The Black Knight Complaint seeks damages for breach of contract and misappropriation of trade secrets, injunctive relief under the Florida Uniform Trade Secrets Act and declaratory judgment that BKST owns all intellectual property and software developed by or on behalf of PennyMac as a result of its wrongful use of and access to the MSP® System and related trade secret and confidential information. PennyMac filed a motion to compel arbitration of the action, and the trial court granted the motion on April 6, 2020. The trial court’s order compelling arbitration was confirmed by the Florida First District Court of Appeal on January 6, 2021. On February 17, 2022, Black Knight filed an amended arbitration demand and PennyMac filed an answering statement on March 2, 2022.

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

ICE Transaction Litigation

Following the announcement of the ICE Transaction, five complaints (the “Complaints”) were filed by purported stockholders of Black Knight against Black Knight and the members of the Black Knight Board of Directors, captioned Ryan O’Dell v. Black Knight Inc., et al., Civil Action No. 1:22-cv-05715 (United States District Court for the Southern District of New York (“S.D.N.Y.”) July 5, 2022), Donald Konrad v. Anthony M. Jabbour et al., Civil Action No. 16-2022-CA-004961 (Circuit Court of the 4th Judicial Circuit in and for Duval County, Florida (“Fla. Cir. Ct.”) August 22, 2022), Robert Wilhelm v. Black Knight, Inc. et al., Civil Action 1:22-cv-01145 (United States District Court for the District of Delaware (“D. Del.”) August 31, 2022), Jacob Wheeler v. Black Knight, Inc. et al., Civil Action 1:22-cv-07448 (S.D.N.Y. August 31, 2022) and Christopher Taylor v. Black Knight, Inc. et al., Civil Action 1:22-cv-07528 (S.D.N.Y. September 2, 2022). In addition, Black Knight received demand letters from counsel representing purported individual stockholders of Black Knight (the “Demand Letters” and, together with the “Complaints,” the “Matters”). The Matters allege, among other things, that the defendants caused a materially incomplete and misleading proxy statement relating to the ICE Transaction to be filed with the SEC in violation of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended, and/or in breach of their obligations under state law. The Matters sought an injunction barring the ICE Transaction, rescissory damages in the event the ICE Transaction had been consummated, other unspecified damages and payment of the plaintiff’s costs and disbursements, including attorneys’ fees and expenses. As of the date of this

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Quarterly Report on Form 10-Q, all pending Complaints have been voluntarily dismissed and all Demand Letters relating to the ICE Transaction have been voluntarily withdrawn.

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

(11)Revenues

Disaggregation of Revenues

The following tables summarize revenues from contracts with clients (in millions):

	Three months ended September 30, 2022
	Servicing	Origination	Software	Data and
	Software	Software	Solutions	Analytics	Total
Software solutions	$199.9	$95.0	$294.9	$10.0	$304.9
Professional services	17.8	13.2	31.0	0.8	31.8
Data solutions	—	1.6	1.6	42.4	44.0
Other	—	5.2	5.2	0.8	6.0
Revenues	$217.7	$115.0	$332.7	$54.0	$386.7

	Three months ended September 30, 2021
	Servicing	Origination	Software	Data and
	Software	Software	Solutions	Analytics	Total
Software solutions	$190.3	$93.1	$283.4	$9.5	$292.9
Professional services	20.6	12.5	33.1	0.8	33.9
Data solutions	—	0.5	0.5	47.5	48.0
Other	—	2.6	2.6	0.6	3.2
Revenues	$210.9	$108.7	$319.6	$58.4	$378.0

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

	Nine months ended September 30, 2022
	Servicing	Origination	Software	Data and
	Software	Software	Solutions	Analytics	Total
Software solutions	$607.2	$287.9	$895.1	$29.2	$924.3
Professional services	54.8	38.7	93.5	2.9	96.4
Data solutions	—	3.6	3.6	131.4	135.0
Other	—	10.6	10.6	2.1	12.7
Revenues	$662.0	$340.8	$1,002.8	$165.6	$1,168.4

	Nine months ended September 30, 2021
	Servicing	Origination	Software	Data and
	Software	Software	Solutions	Analytics	Total
Software solutions	$561.8	$253.5	$815.3	$27.5	$842.8
Professional services	59.6	36.7	96.3	1.1	97.4
Data solutions	—	2.2	2.2	137.8	140.0
Other	—	7.0	7.0	1.8	8.8
Revenues	$621.4	$299.4	$920.8	$168.2	$1,089.0

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

As of September 30, 2022, the aggregate amount of the transaction price that is allocated to our future performance obligations was approximately $2.4 billion and is expected to be recognized as follows: 7% by December 31, 2022, 54% by December 31, 2024, 80% by December 31, 2026 and the rest thereafter.

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

(12)Equity

Share Repurchase Program

On February 12, 2020, our Board of Directors approved a three-year share repurchase program authorizing us to repurchase up to 10.0 million shares of our outstanding common stock through February 12, 2023, through open market purchases, negotiated transactions or other means, in accordance with applicable securities laws and other restrictions. During the three months ended September 30, 2021, we repurchased 1.4 million shares of our common stock for an aggregate of $100.0 million at an average price per share of $73.32. During the nine months ended September 30, 2021, we repurchased 2.0 million shares of our common stock for an aggregate of $146.7 million at an average price per share of $73.91. There were no share repurchases during the nine months ended September 30, 2022. As of September 30, 2022, we have 8.0 million shares remaining under our share repurchase authorization.

Omnibus Incentive Plan

A summary of restricted shares and RSUs granted in 2022 is as follows:

	Number of shares	Grant date fair	Vesting period
Dates	granted	value per share	(in years)	Vesting criteria
First quarter(1)	810,201	$57.18-57.99	3.0	Service and Performance
Second quarter	87,536	$66.48-70.91	1.0 - 4.0	Service
Third quarter	16,976	$64.51	3.0	Service
(1)	This award is subject to an independent performance target for each of three consecutive 12-month measurement periods. Vesting of each tranche is independent of the satisfaction of the annual performance target for other tranches.

Activity related to restricted stock and RSUs in 2022 is as follows:

		Weighted average
		grant date
	Shares	fair value
Balance, December 31, 2021	1,269,789	$70.79
Granted	914,713	$58.43
Forfeited	(38,726)	$70.55
Vested	(595,519)	$66.13
Balance, September 30, 2022	1,550,257	$65.30

Equity-based compensation expense related to our restricted shares and RSUs was $11.4 million and $7.6 million for the three months ended September 30, 2022 and 2021, respectively, and $30.7 million and $25.7 million for the nine months ended September 30, 2022 and 2021, respectively. Equity-based compensation includes accelerated recognition of $2.9 million for the nine months ended September 30, 2021. These expenses are included in Operating expenses in the Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited). As of September 30, 2022, total unrecognized compensation cost was $72.8 million and is expected to be recognized over a weighted average period of approximately 1.7 years.

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

Equity-based compensation expense related to the OB PIUs was $2.2 million and $6.5 million for the three and nine months ended September 30, 2022, respectively, and $2.3 million and $6.7 million for the three and nine months ended September 30, 2021, respectively. As of September 30, 2022, the total unrecognized compensation cost related to non-vested OB PIUs was $10.0 million, which is expected to be recognized over a weighted average period of approximately 1.2 years.

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

Segment asset information is not included below because we do not use it to evaluate performance or allocate resources. Summarized financial information concerning our segments is shown in the tables below (in millions):

	Three months ended September 30, 2022
	Software	Data and	Corporate and
	Solutions	Analytics	Other		Total
Revenues	$332.7	$54.0	$—		$386.7
Expenses:
Operating expenses	153.0	37.1	30.8	(1)	220.9
Transition and integration costs	—	—	4.1	(2)	4.1
EBITDA	179.7	16.9	(34.9)		161.7
Depreciation and amortization	37.4	3.9	52.2	(3)	93.5
Operating income (loss)	142.3	13.0	(87.1)		68.2
Interest expense, net					(26.6)
Other expense, net					(5.4)
Earnings before income taxes and equity in earnings of unconsolidated affiliates					36.2
Income tax expense					6.5
Earnings before equity in earnings of unconsolidated affiliates					29.7
Equity in earnings of unconsolidated affiliates, net of tax					0.3
Net earnings					$30.0

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

	Three months ended September 30, 2021
	Software	Data and	Corporate and
	Solutions	Analytics	Other		Total
Revenues	$319.6	$58.4	$—		$378.0
Expenses:
Operating expenses	137.1	37.5	28.4	(1)	203.0
Transition and integration costs	—	—	(1.3)	(2)	(1.3)
EBITDA	182.5	20.9	(27.1)		176.3
Depreciation and amortization	32.5	3.9	57.2	(3)	93.6
Operating income (loss)	150.0	17.0	(84.3)		82.7
Interest expense, net					(21.6)
Other expense, net					(1.1)
Earnings before income taxes and equity in earnings of unconsolidated affiliates					60.0
Income tax expense					15.3
Earnings before equity in earnings of unconsolidated affiliates					44.7
Equity in earnings of unconsolidated affiliates, net of tax					1.6
Net earnings					46.3
Net losses attributable to redeemable noncontrolling interests					7.1
Net earnings attributable to Black Knight					$53.4

	Nine months ended September 30, 2022
	Software	Data and	Corporate and
	Solutions	Analytics	Other		Total
Revenues	$1,002.8	$165.6	$—		$1,168.4
Expenses:
Operating expenses	444.2	112.0	89.4	(1)	645.6
Transition and integration costs	—	—	19.9	(2)	19.9
EBITDA	558.6	53.6	(109.3)		502.9
Depreciation and amortization	108.4	11.7	157.4	(3)	277.5
Operating income (loss)	450.2	41.9	(266.7)		225.4
Interest expense, net					(70.3)
Other expense, net					(9.0)
Earnings before income taxes and equity in earnings of unconsolidated affiliates					146.1
Income tax expense					17.0
Earnings before equity in earnings of unconsolidated affiliates					129.1
Equity in earnings of unconsolidated affiliates, net of tax					303.3
Net earnings					432.4
Net losses attributable to redeemable noncontrolling interests					2.5
Net earnings attributable to Black Knight					$434.9

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

	Nine months ended September 30, 2021
	Software	Data and	Corporate and
	Solutions	Analytics	Other		Total
Revenues	$920.8	$168.2	$—		$1,089.0
Expenses:
Operating expenses	392.6	106.8	86.8	(1)	586.2
Transition and integration costs	—	—	10.9	(2)	10.9
EBITDA	528.2	61.4	(97.7)		491.9
Depreciation and amortization	96.9	11.4	163.5	(3)	271.8
Operating income (loss)	431.3	50.0	(261.2)		220.1
Interest expense, net					(62.8)
Other expense, net					(5.3)
Earnings before income taxes and equity in earnings of unconsolidated affiliates					152.0
Income tax expense					31.0
Earnings before equity in earnings of unconsolidated affiliates					121.0
Equity in earnings of unconsolidated affiliates, net of tax					3.0
Net earnings					124.0
Net losses attributable to redeemable noncontrolling interests					23.2
Net earnings attributable to Black Knight					$147.2
(1)	Operating expenses for Corporate and Other includes equity-based compensation, including certain related payroll taxes, of $13.6 million and $9.8 million for the three months ended September 30, 2022 and 2021, respectively, and $37.8 million and $33.5 million for the nine months ended September 30, 2022 and 2021, respectively.
(2)	Transition and integration costs primarily consists of costs related to the ICE Transaction and costs associated with acquisitions.
(3)	Depreciation and amortization for Corporate and Other primarily represents net incremental depreciation and amortization adjustments associated with the application of purchase accounting recorded in accordance with GAAP.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding expectations, hopes, intentions or strategies regarding the future. Forward-looking statements are based on Black Knight, Inc. and its subsidiaries ("Black Knight," the "Company," "we," "us" or "our") management’s beliefs, as well as assumptions made by, and information currently available to, them. Because such statements are based on expectations as to future financial and operating results and are not statements of fact, actual results may differ materially from those projected. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. The risks and uncertainties that forward-looking statements are subject to include, but are not limited to:

●	the occurrence of any event, change, or other circumstance that could give rise to a right in favor of Intercontinental Exchange, Inc. (“ICE”) or us to terminate the definitive merger agreement governing the terms and conditions of the proposed transaction;
●	the outcome of any legal proceedings that may be instituted against us or ICE;
●	the possibility that the proposed transaction does not close when expected or at all because required regulatory or other approvals and other conditions to closing are not received or satisfied on a timely basis or at all (and the risk that such approvals may result in the imposition of conditions that could adversely affect ICE or us or the expected benefits of the proposed transaction);
●	business uncertainties and contractual restrictions while the ICE Transaction is pending, which could adversely affect our business and operations;
●	the diversion of management’s attention and time from ongoing business operations and opportunities on merger-related matters;
●	security breaches against our information systems or breaches involving our third-party vendors;
●	our ability to maintain and grow our relationships with our clients;
●	our ability to comply with or changes to the laws, rules and regulations that affect our and our clients’ businesses;
●	our ability to adapt our solutions to technological changes or evolving industry standards or to achieve our growth strategies;
●	our ability to protect our proprietary software and information rights;
●	the effect of any potential defects, development delays, installation difficulties or system failures on our business and reputation;
●	changes in general economic, business, regulatory and political conditions;
●	impacts to our business operations caused by the occurrence of a catastrophe or global crisis;
●	the effects of our existing leverage on our ability to make acquisitions and invest in our business;
●	risks associated with the recruitment and retention of our skilled workforce;
●	risks associated with the availability of data;
●	our ability to successfully consummate, integrate and achieve the intended benefits of acquisitions;
●	risks associated with our investment in DNB; and
●	other risks and uncertainties detailed in the "Statement Regarding Forward-Looking Information," "Risk Factors" and other sections of our Annual Report on Form 10-K for the year ended December 31, 2021 and other filings with the Securities and Exchange Commission ("SEC").

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

Deep business and regulatory expertise and a holistic view of the markets we serve allow us the privilege of being a trusted advisor to our clients, who range from the nation’s largest lenders and mortgage servicers to institutional portfolio managers and government entities, to individual real estate agents and mortgage brokers. Clients leverage our software ecosystem across a range of real estate and housing finance verticals through multiple digital channels, using our offerings to drive more business, reduce risk and deliver a best-in-class customer experience, all while operating more efficiently and cost-effectively.

The table below summarizes active first and second lien mortgage loans on our mortgage loan servicing software solution and the related market data, reflecting our leadership in the mortgage loan servicing software solutions market (in millions):

	First lien		Second lien		Total first and second lien
	as of September 30,		as of September 30,		as of September 30,
	2022	2021	2022	2021	2022	2021
Active loans	32.9	32.5	3.1	3.1	36.0	35.6
Market size	53.4 (1)	52.9 (1)	12.7 (2)	12.3 (2)	66.1	65.2
Market share	62%	61%	24%	25%	54%	55%

Note: Percentages above may not recalculate due to rounding.

(1)	Estimates according to the Black Knight Mortgage Monitor Report as of August 31, 2022 and September 30, 2021 for U.S. first lien mortgage loans. These estimates are subject to change.
(2)	Estimates according to the October 2022 and 2021 Equifax National Consumer Credit Trends Report as of September 30, 2022 and 2021 for U.S. second lien mortgage loans. These estimates are subject to change.

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

Our Markets

The Black Knight ecosystem stretches across four core “pillar” verticals: mortgage loan servicing, mortgage origination, real estate and capital markets; with our data and analytics flowing throughout and between the interconnected ecosystem of solutions. As we integrate our innovations and acquired technologies, we are committed to continually improving the end consumer experience, driving further efficiencies for our clients and helping them to win new customers and retain existing customers.

Recent Developments

Optimal Blue Transaction

On February 15, 2022, we entered into a purchase agreement with Cannae and THL and acquired all of their Class A units of Optimal Blue Holdco, LLC (“Optimal Blue Holdco”) through Optimal Blue I, LLC (“Optimal Blue I”), a Delaware limited liability company and our wholly-owned subsidiary, in exchange for aggregate consideration of 36.4 million shares of DNB common stock valued at $722.5 million and $433.5 million in cash. The cash portion of the consideration was funded with borrowings under our revolving credit facility. The aggregate consideration of $1.156 billion and number of shares of DNB common stock paid to Cannae and THL was based on the 20-day volume-weighted average trading price of DNB for the period ended on February 14, 2022. As of February 15, 2022, we own 100% of the Class A units of Optimal Blue Holdco. Refer to Note 1 — Basis of Presentation and Overview in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information.

Merger Agreement

On May 4, 2022, we entered into a definitive agreement to be acquired by ICE, a leading global provider of data, technology, and market infrastructure, in a transaction valued at approximately $13.1 billion, or $85 per share, with consideration in the form of a mix of cash (80%) and stock (20%) (the “ICE Transaction”). The aggregate cash consideration in the ICE Transaction consists of approximately $10.5 billion and the aggregate stock consideration was valued at approximately $2.6 billion based on ICE’s 10-day volume weighted average price as of May 2, 2022 of $118.09. The ICE Transaction is expected to close in the first half of 2023, subject to the receipt of regulatory approvals and the satisfaction of customary closing conditions. The ICE Transaction has been approved by the Boards of Directors of Black Knight and ICE and Black Knight shareholders. Refer to Note 1 — Basis of Presentation and Overview in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information.

Business Trends and Conditions

Market Trends

Market trends that have spurred lenders and servicers to seek software, data and analytics solutions are as follows:

Lenders increasingly focused on core operations. As a result of regulatory scrutiny, a decline in refinance origination volumes due to a rising interest rate environment and the higher cost of doing business, we believe lenders have become more focused on their core operations, including ways to reduce costs. We believe lenders are increasingly shifting from in-house solutions to third-party solutions that provide a more comprehensive and efficient solution. Lenders require these providers to deliver best-in-class solutions and deep domain expertise and to assist them in maintaining regulatory compliance and reducing costs.

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

Software Solutions

Our Software Solutions segment offers software solutions that support loan servicing, loan origination and settlement services. Our software solutions revenues were 86% of our consolidated revenues for both the three and nine months ended September 30, 2022, and 85% for both the three and nine months ended September 30, 2021.

The following table summarizes our software solutions revenues (in millions):

	Three months ended		% of segment		Nine months ended		% of segment
	September 30,		revenues		September 30,		revenues
	2022	2021	2022	2021	2022	2021	2022	2021
Servicing software solutions	$217.7	$210.9	65%	66%	$662.0	$621.4	66%	67%
Origination software solutions	115.0	108.7	35%	34%	340.8	299.4	34%	33%
Software Solutions	$332.7	$319.6	100%	100%	$1,002.8	$920.8	100%	100%

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

As a result of the effects of the broad-based response to the COVID-19 pandemic, we have seen lower foreclosure-related transactional revenues due to the mortgage loan foreclosure moratorium and other measures that were in effect from 2020 through 2021. We have seen higher foreclosure-related transactional revenues in 2022 compared to 2021 as a result of the expiration of the federal foreclosure moratorium. According to corresponding Black Knight Mortgage Monitor reports, foreclosure starts were 56,400 for the three months ended September 30, 2022 compared to 15,200 for the 2021 period. Although foreclosure starts are higher than the prior year period, they are still below levels prior to the pandemic.

Our origination software solutions primarily include our solutions that automate and facilitate the origination of mortgage loans and provide an interconnected network allowing the various parties and systems associated with lending transactions to exchange data quickly and efficiently. Our exposure to origination volumes is limited as our loan origination system revenues are based on closed loan volumes subject to minimum base software fees that are contractually obligated, and our secondary marketing technologies’ revenues are primarily subscription-based. Some of our origination software solutions are exposed to variances in origination volumes, primarily related to refinance volumes, due to the nature of the services provided. While we saw elevated refinance origination volumes for a prolonged period of time, we have seen lower origination volumes in 2022 due to record volumes in prior years and a rising interest rate environment. According to the October 2022 Mortgage Bankers Association Mortgage Finance Forecast, mortgage loan originations have declined 63% for the three months ended September 30, 2022 compared to the 2021 period. The portion of our origination software solutions revenues that are more sensitive to origination volumes were approximately 3% of our consolidated revenues for the three months ended September 30, 2022, and revenues related to these origination software solutions declined approximately 37% for the three months ended September 30, 2022 compared to the 2021 period, representing a headwind of approximately $6.2 million.

Data and Analytics

Our Data and Analytics segment offers data and analytics solutions to the mortgage, real estate and capital markets verticals. These solutions include property ownership data, lien data, servicing data, automated valuation models, collateral risk scores, behavioral models, a multiple listing service software solution and other data solutions. Our data and analytics business is primarily based on longer-term strategic data licenses, other data licenses and subscription-based revenues. For both the three and nine months ended September 30, 2022, our data and analytics revenues were 14% of our consolidated revenues. For both the three and nine months ended September 30, 2021, our data and analytics revenues were 15% of our consolidated revenues. The portion of our data and analytics solutions revenues that are more sensitive to fluctuations in home buying activity and origination volumes primarily relate to services where we provide software and data necessary for title insurance and other settlement service activities. Revenues from these solutions were approximately 2% of our consolidated revenues for the three months ended September 30, 2022 and declined approximately 33% for the three months ended September 30, 2022 compared to the 2021 period, representing a headwind of approximately $4.7 million.

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

Consolidated Results of Operations

The following table presents certain financial data for the periods indicated (in millions, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenues	$386.7	$378.0	$1,168.4	$1,089.0
Expenses:
Operating expenses	220.9	203.0	645.6	586.2
Depreciation and amortization	93.5	93.6	277.5	271.8
Transition and integration costs	4.1	(1.3)	19.9	10.9
Total expenses	318.5	295.3	943.0	868.9
Operating income	68.2	82.7	225.4	220.1
Operating margin	17.6%	21.9%	19.3%	20.2%
Interest expense, net	(26.6)	(21.6)	(70.3)	(62.8)
Other expense, net	(5.4)	(1.1)	(9.0)	(5.3)
Earnings before income taxes and equity in earnings of unconsolidated affiliates	36.2	60.0	146.1	152.0
Income tax expense	6.5	15.3	17.0	31.0
Earnings before equity in earnings of unconsolidated affiliates	29.7	44.7	129.1	121.0
Equity in earnings of unconsolidated affiliates, net of tax	0.3	1.6	303.3	3.0
Net earnings	30.0	46.3	432.4	124.0
Net losses attributable to redeemable noncontrolling interests	—	7.1	2.5	23.2
Net earnings attributable to Black Knight	$30.0	$53.4	$434.9	$147.2

Net earnings per share attributable to Black Knight common shareholders:
Diluted	$0.19	$0.34	$2.80	$0.94
Weighted average shares of common stock outstanding:
Diluted	155.4	156.2	155.5	155.9

Segment Financial Results

Revenues

The following table sets forth revenues by segment for the periods presented (in millions):

	Three months ended				Nine months ended
	September 30,		Variance		September 30,		Variance
	2022	2021	$	%	2022	2021	$	%
Software Solutions	$332.7	$319.6	$13.1	4%	$1,002.8	$920.8	$82.0	9%
Data and Analytics	54.0	58.4	(4.4)	(8)%	165.6	168.2	(2.6)	(2)%
Total	$386.7	$378.0	$8.7	2%	$1,168.4	$1,089.0	$79.4	7%

Software Solutions

Revenues were $332.7 million in the three months ended September 30, 2022 compared to $319.6 million in the 2021 period, an increase of $13.1 million, or 4%. Our servicing software solutions revenues increased 3%, or $6.8 million, primarily driven by revenues from new clients and an increase of $4.1 million in foreclosure-related revenues due to the expiration of the foreclosure moratorium. Our origination software solutions revenues increased 6%, or $6.3 million, primarily driven by revenues from new clients and contract termination fees, partially offset by a decrease of $6.2 million in revenues related to the effect of lower origination volumes and attrition.

Revenues were $1,002.8 million in the nine months ended September 30, 2022 compared to $920.8 million in the 2021 period, an increase of $82.0 million, or 9%. Our servicing software solutions increased 7%, or $40.6 million, primarily driven by revenues from new and existing clients, an increase of $17.6 million in foreclosure-related revenues and sales of new innovation solutions. Our origination software solutions revenues increased 14%, or $41.4 million, primarily driven by revenues from new clients, contract termination fees and sales of new innovation solutions, as well as revenues of $14.0 million related to an acquired business, partially offset by a decrease of $16.0 million in revenues related to the effect of lower origination volumes and attrition.

Data and Analytics

Revenues were $54.0 million in the three months ended September 30, 2022 compared to $58.4 million in the 2021 period, a decrease of $4.4 million, or 8%. The decrease was primarily driven by new sales that were more than offset by a decrease of $4.7 million in revenues related to the effect of lower origination volumes, lower revenues related to a reduction in scope for two strategic data deal renewals and attrition.

Revenues were $165.6 million in the nine months ended September 30, 2022 compared to $168.2 million in the 2021 period, a decrease of $2.6 million, or 2%. The decrease was primarily driven by new sales that were more than offset by a decrease of $11.9 million related to the effect of lower origination volumes and lower revenues related to a reduction in scope for two strategic data deal renewals and attrition.

EBITDA and EBITDA margin

The following tables set forth EBITDA (in millions) and EBITDA margin by segment for the periods presented:

	Three months ended				Nine months ended
	September 30,		Variance		September 30,		Variance
	2022	2021	$	%	2022	2021	$	%
Software Solutions	$179.7	$182.5	$(2.8)	(2)%	$558.6	$528.2	$30.4	6%
Data and Analytics	16.9	20.9	(4.0)	(19)%	53.6	61.4	(7.8)	(13)%

	Three months ended			Nine months ended
	September 30,		Variance	September 30,		Variance
	2022	2021	Basis points	2022	2021	Basis points
Software Solutions	54.0%	57.1%	(310)	55.7%	57.4%	(170)
Data and Analytics	31.3%	35.8%	(450)	32.4%	36.5%	(410)

Software Solutions

EBITDA was $179.7 million in the three months ended September 30, 2022 compared to $182.5 million in the 2021 period, a decrease of $2.8 million, or 2%, with an EBITDA margin of 54.0% compared to 57.1% in the 2021 period. The EBITDA margin decrease was primarily driven by revenue mix along with higher personnel and technology-related costs.

EBITDA was $558.6 million in the nine months ended September 30, 2022 compared to $528.2 million in the 2021 period, an increase of $30.4 million, or 6%, with an EBITDA margin of 55.7% compared to 57.4% in the 2021 period. The EBITDA margin decrease was primarily driven by revenue mix along with higher personnel and technology-related costs and higher sales and marketing costs as we return to a more normal operating environment following the pandemic.

Data and Analytics

EBITDA was $16.9 million in the three months ended September 30, 2022 compared to $20.9 million in the 2021 period, a decrease of $4.0 million, or 19%, with an EBITDA margin of 31.3% compared to 35.8% in the 2021 period. The EBITDA margin decrease was primarily driven by revenue mix along with higher personnel and technology-related costs.

EBITDA was $53.6 million in the nine months ended September 30, 2022 compared to $61.4 million in the 2021 period, a decrease of $7.8 million, or 13%, with an EBITDA margin of 32.4% compared to 36.5% in the 2021 period. The EBITDA margin decrease was primarily driven by revenue mix along with higher personnel and technology-related costs and higher sales and marketing costs.

Consolidated Financial Results

Operating Expenses

The following table sets forth operating expenses by segment for the periods presented (in millions):

	Three months ended				Nine months ended
	September 30,		Variance		September 30,		Variance
	2022	2021	$	%	2022	2021	$	%
Software Solutions	$153.0	$137.1	$15.9	12%	$444.2	$392.6	$51.6	13%
Data and Analytics	37.1	37.5	(0.4)	(1)%	112.0	106.8	5.2	5%
Corporate and Other(1)	30.8	28.4	2.4	8%	89.4	86.8	2.6	3%
Total	$220.9	$203.0	$17.9	9%	$645.6	$586.2	$59.4	10%
(1)	Operating expenses for Corporate and Other include equity-based compensation, including certain related payroll taxes, of $13.6 million and $9.8 million for the three months ended September 30, 2022 and 2021, respectively, and $37.8 million and $33.5 million for the nine months ended September 30, 2022 and 2021, respectively.

The increase in Operating expenses in the three months ended September 30, 2022 compared to the 2021 period was primarily driven by higher net personnel expenses, including the effect of wage inflation above our typical annual increases and costs associated with a client termination, and increases in technology-related costs.

The increase in Operating expenses in the nine months ended September 30, 2022 compared to the 2021 period was primarily driven by higher net personnel expenses, including the effect of wage inflation above our typical annual increases, the effect of operating expenses related to prior year acquisitions and increases in sales and marketing and technology-related costs.

Depreciation and Amortization

The following table sets forth depreciation and amortization by segment for the periods presented (in millions):

	Three months ended				Nine months ended
	September 30,		Variance		September 30,		Variance
	2022	2021	$	%	2022	2021	$	%
Software Solutions	$37.4	$32.5	$4.9	15%	$108.4	$96.9	$11.5	12%
Data and Analytics	3.9	3.9	—	—%	11.7	11.4	0.3	3%
Corporate and Other(1)	52.2	57.2	(5.0)	(9)%	157.4	163.5	(6.1)	(4)%
Total	$93.5	$93.6	$(0.1)	(0)%	$277.5	$271.8	$5.7	2%
(1)	Depreciation and amortization for Corporate and Other primarily represents net incremental depreciation and amortization adjustments associated with the application of purchase accounting recorded in accordance with GAAP.

Depreciation and amortization in the three months ended September 30, 2022 compared to the 2021 period reflects lower amortization of other intangible assets related to acquisitions, offset by higher amortization of software and deferred contract costs.

The increase in Depreciation and amortization in the nine months ended September 30, 2022 compared to the 2021 period is primarily related to the amortization of investments in purchased and developed software and higher amortization of deferred contract costs, partially offset by lower amortization of other intangible assets related to acquisitions.

Transition and Integration Costs

Transition and integration costs were $4.1 million in the three months ended September 30, 2022 compared to $(1.3) million in the 2021 period. Transition and integration costs were $19.9 million in the nine months ended September 30, 2022 compared to $10.9 million in the 2021 period. Transition and integration costs for the three months ended September 30, 2022 primarily consisted of costs related to the ICE Transaction. Transition and integration costs in the 2022 and 2021 periods also consisted of costs associated with acquisitions, including costs pursuant to purchase agreements and expense reduction initiatives. Transition and integration costs for the three months ended

September 30, 2021 also include the reversal of $3.9 million of certain compensation related costs pursuant to purchase agreements and the reversal of $2.3 million of certain contingent consideration liabilities associated with prior years’ acquisitions.

Interest Expense, Net

Interest expense, net was $26.6 million in the three months ended September 30, 2022 compared to $21.6 million in the 2021 period, an increase of $5 million, or 23%. Interest expense, net was $70.3 million in the nine months ended September 30, 2022 compared to $62.8 million in the 2021 period, an increase of $7.5 million, or 12%. The increase was primarily driven by our higher average outstanding debt balances and higher interest rates.

Other Expense, Net

Other expense, net was $5.4 million in the three months ended September 30, 2022 compared to $1.1 million in the 2021 period. Other expense, net was $9.0 million in the nine months ended September 30, 2022 compared to $5.3 million in the 2021 period. The 2022 amounts are primarily related to legal fees. The 2021 amounts are primarily related to the debt refinancing in March 2021 and legal fees.

Income Tax Expense

Income tax expense was $6.5 million in the three months ended September 30, 2022 compared to $15.3 million in the 2021 period. Our effective tax rate was 18.0% in the 2022 period compared to 25.5% in 2021. Income tax expense was $17.0 million in the nine months ended September 30, 2022 compared to $31.0 million in the 2021 period. Our effective tax rate was 11.6% in the 2022 period compared to 20.4% in the 2021 period. Refer to Note 9 – Income Taxes in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated by reference into this Part I Item 2 for additional information.

Equity in Earnings of Unconsolidated Affiliates, Net of Tax

Equity in earnings of unconsolidated affiliates, net of tax consists of the following (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Equity in earnings (losses) of unconsolidated affiliates, net of tax	$0.3	$1.6	$(2.1)	$(6.9)
Non-cash gain related to DNB's issuance of common stock, net of tax	—	—	—	9.9
Gain related to DNB investment, net of tax	—	—	305.4	—
Equity in earnings of unconsolidated affiliates, net of tax	$0.3	$1.6	$303.3	$3.0

Refer to Note 4 — Investments in Unconsolidated Affiliates in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated by reference into this Part I Item 2 for additional information.

Liquidity and Capital Resources

Our primary sources of liquidity are our existing cash balances, cash flows from operations and borrowings on our revolving credit facility. As of September 30, 2022, we had cash of $16.1 million, debt principal of $2,699.0 million and available capacity of $434.4 million on our revolving credit facility.

As of September 30, 2022, we own 18.5 million shares of DNB common stock for an ownership interest in DNB of approximately 4% of DNB’s outstanding common stock. As of September 30, 2022, DNB’s closing share price was $12.39 and the fair value of our investment in DNB was $228.9 million before tax. Assuming a statutory tax rate of 25.3%, the estimated after-tax value of our investment in DNB was $213.0 million. Refer to Note 4 — Investments in Unconsolidated Affiliates in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information.

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

The CARES Act allows us to defer payments of our share of social security taxes until December 31, 2022. As of September 30, 2022, we have deferred $7.6 million of payments related to employer social security taxes.

Cash Flows

The following table provides a summary of cash flows from operating, investing and financing activities for the periods presented (in millions):

	Nine months ended September 30,
	2022	2021	Variance
Cash flows provided by operating activities	$191.7	$331.4	$(139.7)
Cash flows used in investing activities	(94.8)	(397.4)	302.6
Cash flows (used in) provided by financing activities	(157.9)	109.4	(267.3)
Net (decrease) increase in cash and cash equivalents	$(61.0)	$43.4	$(104.4)

Operating Activities

The $139.7 million decrease in cash provided by operating activities in the nine months ended September 30, 2022 compared to the 2021 period is primarily related to higher income tax payments primarily related to the gain on our investment in DNB and the effect of the change in timing of deducting certain software development costs under Internal Revenue Code Section 174, higher incentive compensation payments and a performance-based payment related to a prior acquisition.

Investing Activities

The $302.6 million decrease in cash used in investing activities in the nine months ended September 30, 2022 compared to the 2021 period is primarily related to business acquisitions in the prior year period.

Financing Activities

The $267.3 million increase in cash used in financing activities in the nine months ended September 30, 2022 compared to the 2021 period is primarily related to the cash paid as part of the aggregate purchase consideration for acquiring the remaining outstanding Class A Units of Optimal Blue Holdco from Cannae and THL, partially offset by share repurchases in the prior year period.

Financing

Refer to Note 7 — Long-Term Debt in Item 1 of Part I of this Quarterly Report on Form 10-Q for a description of our financing arrangements.

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

Our Senior Notes represent our fixed-rate long-term debt. Refer to Note 7 — Long-Term Debt in Item 1 of Part I of this Quarterly Report on Form 10-Q. The carrying value of our Senior Notes was $990.8 million as of September 30, 2022. The fair value of our Senior Notes was approximately $853.9 million as of September 30, 2022. The potential reduction in fair value of the Senior Notes from a hypothetical 10 percent increase in market interest rates would not be material to the overall fair value of the debt.

We enter into interest rate swap agreements to hedge forecasted monthly interest rate payments on our variable rate debt. We are exposed to interest rate risk on our variable rate debt obligations and related interest rate swaps. As of September 30, 2022, we had $1,694.0 million in long-term debt principal outstanding from our Facilities, all of which is variable rate debt, as described in Note 7 — Long-Term Debt in Item 1 of Part I of this Quarterly Report on Form 10-Q.

As of September 30, 2022, the Facilities represent our long-term debt obligations exposed to interest rate risk. We performed a sensitivity analysis on the principal amount of debt as of September 30, 2022, as well as the effect of our interest rate swaps. Further, in this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. An increase or decrease of 100 basis points in the applicable interest rate would cause an increase or decrease in interest expense of $16.9 million on an annual basis ($14.5 million including the effect of our current interest rate swaps) as the 1-week and 1-month LIBOR were approximately 3.07% and 3.12%, respectively, as of September 30, 2022.

As of September 30, 2022, we have the following interest rate swap agreements (collectively, the "Swap Agreements") (in millions):

Effective dates	Notional amount	Fixed rates
April 30, 2018 through April 30, 2023	$250.0	2.61%
January 31, 2019 through January 31, 2023	$300.0	2.65%

Under the terms of the Swap Agreements, we receive payments based on the 1-month LIBOR rate (approximately 3.12% as of September 30, 2022).

During the nine months ended September 30, 2022, the following interest rate swap agreement expired (in millions):

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2022, under the supervision and with the participation of our Chief Executive Officer ("CEO") and President and Chief Financial Officer ("CFO"), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

Based on that evaluation, our CEO and CFO concluded that as of September 30, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit with the SEC are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II: OTHER INFORMATION

Item 1. Legal Proceedings

See discussion of legal proceedings in Note 10 — Commitments and Contingencies in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated by reference into this Item 1 of Part II.

Item 1A. Risk Factors

In addition to the significant risks and uncertainties listed under Item 1A- “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, we identified the following additional risks during the nine months ended September 30, 2022. There have been no other material changes in our risk factors since the filing of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

There is a time lapse between the date on which our stockholders voted to approve the Merger Agreement at the special meeting and the date on which our stockholders entitled to receive the Merger Consideration actually receive such consideration. The market value of ICE common stock may fluctuate during this period as a result of a variety of factors, including general market and economic conditions, regulatory considerations, including changes in U.S. monetary policy and its effect on global financial markets and on interest rates, changes in ICE’s or our business, operations and prospects, the global coronavirus pandemic and the related disruption to local, regional and global economic activity and financial markets, and the impact that any of the foregoing may have on ICE, us or the customers or other constituencies of ICE or us, many of which factors are beyond ICE’s or our control. Therefore, at the time our stockholders approved the Merger Agreement at the special meeting, they did not know the market value of the consideration to be received by holders of our common stock at the Effective Time of the Merger.

The Merger will not be completed unless important conditions are satisfied or waived.

Specified conditions set forth in the Merger Agreement must be satisfied or waived to complete the Merger. If the conditions are not satisfied or, to the extent permitted by law, waived, the Merger will not occur or will be delayed, and we and ICE may lose some or all of the intended benefits of the Merger. The following conditions must be satisfied or, to the extent permitted by law, waived before we and ICE are obligated to complete the Merger: (i) the adoption of the Merger Agreement by the affirmative vote of holders of a majority of the outstanding shares of our common stock entitled to vote thereon at the special meeting (this vote was obtained at the special meeting on September 21, 2022), (ii) the expiration or early termination of the waiting period applicable to the consummation of the Merger under the HSR Act, (iii) the absence of any Restraint that is in effect and restrains, enjoins or otherwise prohibits the consummation of the Merger, (iv) the effectiveness of the registration statement on Form S-4 filed by ICE to register the shares of ICE common stock to be issued in the Merger (the registration statement was declared effective by the SEC on August 19, 2022), (v) approval for listing on the NYSE of the shares of ICE common stock to be issued in the Merger, (vi) compliance by ICE and us in all material respects with their respective obligations under the Merger Agreement that are required to be performed or complied with by the time of the closing and (vii) subject in most cases to exceptions that do not rise to the level of a Material Adverse Effect or a Parent Material Adverse Effect (each as defined in the Merger Agreement), the accuracy of representations and warranties made by us, respectively, in the Merger Agreement. The respective obligations of ICE and us to consummate the Merger are also subject to there not having occurred since the date of the Merger Agreement an event that has had or would reasonably be expected to have, individually or in the aggregate, a Parent Material Adverse Effect or a Material Adverse Effect, respectively.

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

The Merger Agreement contains covenants that restrict our ability to, directly or indirectly, solicit, initiate, knowingly facilitate, knowingly encourage or knowingly induce any acquisition proposal, engage in any discussions or negotiations with any person relating to any takeover proposal, or provide any confidential or nonpublic information or data to any person relating to any takeover proposal, subject to certain exceptions. In addition, subject to certain exceptions, our Board of Directors was required to recommend that our stockholders adopt the Merger Agreement.

If the Merger Agreement is terminated under certain circumstances, we may be required to pay a termination fee of $398 million to ICE.

These provisions could discourage a potential third-party acquiror or merger partner that might have an interest in acquiring all or a significant portion of us or pursuing an alternative transaction from considering or proposing such a transaction.

If the Merger Agreement is terminated and we determine to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Merger Agreement.

The Merger Agreement may be terminated in accordance with its terms and the Merger may not be completed, which could negatively affect us.

The Merger Agreement is subject to a number of conditions which must be satisfied or waived in order to complete the Merger. These conditions to the closing of the Merger may not be satisfied in a timely manner or at all, and, accordingly, the Merger may be delayed or may not be completed. In addition, if the Merger is not completed by the outside date, either ICE or we may choose not to proceed with the Merger, and the parties can mutually decide to terminate the Merger Agreement at any time. In addition, ICE or we may elect to terminate the Merger Agreement in certain other circumstances as set forth in the Merger Agreement.

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

ICE and we are dependent on the experience and industry knowledge of our officers and other key employees to execute our business plans. Prior to completion of the Merger, current and prospective employees of ours and ICE may experience uncertainty about their roles within ICE following the completion of the Merger, which may have an adverse effect on ICE’s and our ability to attract or retain key management and other key personnel and could adversely affect our business and operations.

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

ICE and we have incurred and expect to incur substantial expenses in connection with the completion of the Merger. The substantial majority of these costs will be non-recurring expenses related to the Merger, including investment banking fees, legal fees and costs associated with financing the Merger, accounting, consulting and other advisory fees, severance/employee benefit-related costs, and other regulatory fees. ICE and we will also incur transaction fees and costs related to formulating integration plans for our combined mortgage services businesses. Some of these costs are payable regardless of whether the Merger is completed.

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

BLACK KNIGHT, INC.
(registrant)

Date: November 3, 2022	By:	/s/ Kirk T. Larsen
Kirk T. Larsen
President and Chief Financial Officer
(Principal Financial and Accounting Officer)