Form 10-K
period 2022-12-31
Black Knight, Inc.
filed 2023-02-28
CIK 1627014

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

The aggregate market value of the shares of Black Knight, Inc. common stock held by non-affiliates of the registrant as of June 30, 2022 was $9,847,744,920 based on the closing price of $65.39 as reported by the New York Stock Exchange.

As of February 24, 2023, there were 155,923,950 shares of Black Knight, Inc. common stock outstanding.

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

Statement Regarding Forward-Looking Information

The statements contained in this Annual Report on Form 10-K or in our other documents or in oral presentations or other statements made by our management that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding our expectations, hopes, intentions or strategies regarding the future. These statements relate to, among other things, future financial and operating results of Black Knight. In many cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "could," "potential" or "continue," or the negative of these terms and other comparable terminology. Actual results could differ materially from those anticipated in these statements as a result of a number of factors, including, but not limited to the following:

●	the occurrence of any event, change, or other circumstances that could give rise to a right in favor of Intercontinental Exchange, Inc. (“ICE”) or us to terminate the definitive merger agreement governing the terms and conditions of the proposed acquisition by ICE of Black Knight (the “ICE Transaction”);
●	the possibility that the proposed ICE Transaction does not close when expected or at all because required regulatory or other approvals and other conditions to closing are not received or satisfied on a timely basis or at all (and the risk that such approvals may result in the imposition of conditions that could adversely affect ICE or us or the expected benefits of the proposed ICE Transaction);
●	business uncertainties and contractual restrictions while the ICE Transaction is pending, which could adversely affect our business and operations;
●	the diversion of management’s attention and time from ongoing business operations and opportunities on merger-related matters;
●	the outcome of any legal proceedings that may be instituted against us or ICE;
●	changes to our relationships with our top clients, whom we rely on for a significant portion of our revenues and profit;
●	limitation of our growth due to the time and expense associated with switching from competitors’ software and services;
●	our ability to meet our contractual commitments and to offer high-quality technical support services;
●	our ability to comply with or changes in laws, rules and regulations that affect our and our clients’ businesses;
●	consolidation in our end client market;
●	efforts by the government to address the mortgage market and economic environment;
●	our clients’ relationships with government-sponsored enterprises;
●	our ability to adapt our solutions to technological changes or evolving industry standards or to achieve our growth strategies;
●	our ability to compete effectively;
●	increase in the availability of free or relatively inexpensive information;
●	our ability to protect our proprietary software and information rights;
●	infringement on the proprietary rights of others by our applications or services;
●	our dependence on our ability to access data from external sources;
●	our international operations and third-party service providers;
●	system failures or service interruptions;
●	delays or difficulty in developing or implementing new, enhanced or existing software, data or hosting solutions;
●	changes in general economic, business, regulatory and political conditions, particularly as they affect the mortgage industry;
●	risks associated with the recruitment and retention of our skilled workforce;
●	impacts to our business operations caused by the occurrence of a catastrophe or global crisis;
●	our investment in Dun & Bradstreet Holdings, Inc. ("DNB");
●	security breaches against our information systems or breaches involving our third-party vendors;
●	the adequacy of our policies and procedures;
●	regulatory developments with respect to use of consumer data and public records;
●	our reliance on third parties;

●	restrictions on our ability to pursue potential business opportunities under a non-competition agreement with Fidelity National Financial, Inc. and its subsidiaries ("FNF") that we entered in connection with the spin-off from FNF (the "Distribution");
●	our ability to successfully consummate, integrate and achieve the intended benefits of acquisitions;
●	our existing indebtedness and any additional significant debt we incur;
●	change in London Interbank Offered Rate (“LIBOR”) reporting practices and the replacement of LIBOR with an alternative reference rate;
●	litigation, investigations or other actions against us;
●	our charter and bylaws and provisions of Delaware law may discourage or prevent strategic transactions;
●	changes in the strength of the economy and housing market generally;
●	the market price of our common stock may be volatile; and
●	our intention not to pay dividends on our common stock for the foreseeable future.

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

We believe our clients leverage our robust, integrated solutions across the entire homeownership lifecycle to help retain existing customers, gain new customers, mitigate risk and operate more efficiently. Our clients rely on our proven, comprehensive and scalable solutions and our unwavering commitment to delivering exceptional client support to achieve their strategic goals and better serve their customers.

We have a focused strategy of continuous innovation across our business, which is supported by acquisitions, and even more importantly, the integration of those acquisitions and our innovations into our broader ecosystem. Our ability to effectively manage our business and maintain a strong client base allows us to continually invest in our business, both to meet ever-changing industry requirements and to maintain our position as a leading provider of platforms for the mortgage and real estate markets.

Deep business and regulatory expertise along with a holistic view of the markets we serve allow us the privilege of being a trusted advisor to our clients, who range from the nation’s largest lenders and mortgage servicers to institutional portfolio managers and government entities, to individual real estate agents and mortgage brokers. Clients leverage our software ecosystem across a range of real estate and housing finance verticals through multiple digital channels, using our offerings to drive more business, reduce risk and deliver a best-in-class customer experience, all while operating more efficiently and cost-effectively.

We have long-standing relationships with our clients, a majority of whom enter into long-term contracts that include multiple, integrated products embedded into mission-critical processes. This speaks to the confidence our clients have in our solutions and our commitment to serve them. The contractual nature of our revenues and our client relationships make our revenues both highly visible and recurring in nature. Our scale and integrated ecosystem of solutions drive significant operating leverage and cross-sell opportunities, enabling our clients to continually benefit from new and greater operational efficiencies.

Overview of the Markets We Serve

The Black Knight ecosystem stretches across four core “pillar” verticals: mortgage loan servicing, mortgage loan origination, real estate and capital markets; with our data and analytics flowing throughout the interconnected ecosystem of solutions. As we integrate our innovations and acquired technologies, we are committed to continually improving the end consumer experience, driving further efficiencies for our clients and helping them to win new customers and retain existing customers.

Mortgage Loan Servicing

Once mortgage loans have been originated, the loans are onboarded to a servicing platform where servicers manage the loan and can provide borrowers and investors with information about those loans. Mortgage servicers (and sub-servicers) operate within a highly regulated industry segment and are responsible for overseeing the ongoing loan maintenance, payment collection, application process, escrow management, investor management, tax and insurance payments, etc. for approximately 66 million active first and second lien mortgage loans and lines of credit in the U.S.

Mortgage servicing is typically a long-term relationship between the customer and the servicer; and, the customer’s servicing experience can have a direct impact on the servicer’s ability to retain loans in its portfolios.

The number of first lien mortgage loans being serviced in the U.S. remains relatively consistent even through housing and economic downturns and changes in interest rates. The number of second lien mortgage loans being serviced can fluctuate according to factors such as available, or “tappable,” equity levels, interest rates and individual portfolio appetite for such loans. Refer to the Business Trends and Conditions section of Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations for market data estimates for active first and second lien mortgage loans.

In times of economic stress, a servicer’s ability to manage their workload is often tested by distressed mortgages, defaults, foreclosure and bankruptcy actions. In such periods, loss mitigation, default processing, bankruptcy and more must be contended with, along with an ever-changing slate of regulatory requirements. The mortgage default process is long and complex and involves multiple parties, a significant exchange of data and documentation and extensive regulatory requirements. Innovative and trusted technology is essential in navigating this process efficiently and effectively.

Mortgage Origination

Mortgage origination is a complex process with multiple stages involving various parties, all of which are under high levels of regulatory scrutiny. Historically, many aspects of this process have been managed manually by lenders and other parties involved in the process, increasing the cost and complexity to originate a loan. The shift of consumer expectations and demands in recent years, which was accelerated by the pandemic, has created an increased demand for innovative solutions and the acceptance of digital technologies to meet the needs of market participants.

The U.S. mortgage origination market consists of both purchase and refinance loans, including cash-out refinances, and, to a lesser extent, second lien, equity-centric products such as home equity lines of credit (“HELOCs”). Participants in this market range from the largest U.S. banks, nonbanks and credit-union lenders; to independent and mid-sized banks; to wholesale and correspondent lenders; to mortgage brokerages and even the individual mortgage broker. Refer to the Business Trends and Conditions section of Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations for market data estimates for the number of mortgage loans originated.

Real Estate

The consumer journey to homeownership starts with identifying a property to purchase. The marketing, sales and purchase of real estate in the U.S. involves many participants. Needs exist for digital workflow, seamless data transfer between multiple sources and parties, and marketing and communication tools at the agent, broker and multiple listing service (“MLS”) levels.

Black Knight supports all participants in this process with technology to increase efficiencies, create new opportunities and manage complex workflows for all involved.

Capital Markets

The mortgage capital markets, both primary and secondary, play a critical role as providers of funding and liquidity that enable lenders to make home loans to borrowers. Mortgage loans are made possible in large part by market participants buying, selling or holding mortgage-backed securities (“MBS”) and loan portfolios.

Preeminent among capital market participants are the government-sponsored enterprises (“GSEs”), the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), who, along with the Government National Mortgage Association (“GNMA” or “Ginnie Mae”), the Federal Housing Administration (“FHA”) and the Veterans Administration (“VA”), provide back-stop guarantees to support market stability and help minimize systemic risk.

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

The informed investment in and trading of mortgage loans and MBS is dependent upon reliable, quality data at both the pool and loan level, plus robust analytics and the tools to use them effectively. An incredible amount of information gathering and assessing goes into making these investment decisions. Dealing with pools or portfolios of real estate or mortgage-related assets requires even more information. Loan-level mortgage performance, real estate price trends and credit-risk data are valuable and necessary insights needed by capital market participants to make informed decisions.

In the age of “big data,” this level of detailed information equates to many terabytes of data points, which can be an overwhelming amount of data to sift through and analyze without the right tools and solutions; however, that data can provide critical insights for those who can effectively decipher it.

Market Trends

Market trends that have spurred lenders and servicers to seek software, data and analytics solutions are as follows:

Lenders increasingly focused on core operations. As a result of a decline in origination volumes and the increasing cost to originate a mortgage loan, we believe lenders have become more focused on their core operations, including ways to reduce or eliminate certain costs. According to the MBA Quarterly Performance Report as of November 21, 2022, the cost to originate a loan has more than doubled since 2008 and increased 22% in 2022 compared to 2021. We believe lenders are increasingly shifting from in-house solutions to third-party solutions that provide a more comprehensive and efficient solution. Lenders require these providers to deliver best-in-class solutions and deep domain expertise and to assist them in maintaining regulatory compliance.

Integral role of technology in the U.S. mortgage market. Over the past decade, homebuyers’ processes have become more digital, and banks and other lenders and servicers have become increasingly focused on automation and workflow management to operate more efficiently and meet their regulatory requirements as well as using technology to enhance the consumer experience during the mortgage loan origination, closing, and servicing processes. Technology providers must be able to support the complexity and dynamic nature of the market, display extensive industry knowledge and possess the financial resources to make the necessary investments in technology and software to support lenders and servicers. This includes an enhanced digital experience along with the application of artificial intelligence, robotic process automation and adaptive learning.

Heightened demand for enhanced transparency and analytic insight. As the U.S. mortgage loan market participants work to minimize risk in lending, servicing and capital markets, they rely on the integration of data and analytics with solutions that enhance the decision-making process. These industry participants are eager for timely data and insights to help them plan and react to the changing environment.

Regulatory changes and oversight. Most U.S. mortgage loan market participants are subject to a high level of regulatory oversight and regulatory requirements as federal and state governments have enacted various new laws, rules and regulations. It is our experience that mortgage lenders and servicers have become more focused on minimizing the risk of non-compliance with regulatory requirements and look for solutions that assist them in complying with their regulatory requirements. We expect this trend to continue as additional governmental programs and regulations have been enacted to address the economic concerns resulting from the pandemic, and our clients have had to adapt their systems and processes in record time to the shifting landscape. In addition, our clients and our clients’ regulators have elevated their focus on privacy and data security in light of an increased level of cybersecurity incidents. We expect the industry focus on privacy and data security to continue to increase.

Solutions for the Markets We Serve

Our business is organized into two segments: Software Solutions and Data and Analytics. Together they represent an integrated ecosystem that spans the entirety of the real estate and mortgage continuum, from homebuying and selling to loan origination, through loan servicing and capital markets and back again.

The Black Knight ecosystem lets clients access a comprehensive, integrated software and workflow management solution set via multiple segment-specific digital channels. Enhanced by large mortgage-specific datasets and robust proprietary analytics, our ecosystem helps our clients achieve greater levels of success from a trusted provider that continually delivers innovative technologies across our ecosystem.

Software Solutions

Our Software Solutions segment includes proven and trusted platforms that facilitate, automate and enhance many mission-critical business processes across the mortgage loan lifecycle continuum. Our offerings help clients in this segment, primarily mortgage lenders, servicers and investors, reduce costs, improve operations and provide an exceptional customer experience. Our software solutions are developed to meet the current and future needs of the markets we serve. In developing and delivering our products and solutions, we leverage a combination of private cloud, public cloud, application programming interfaces (“APIs”) and a host of other technology-forward approaches to best meet the needs of our vast and strong client base.

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

Servicing Software Solutions

MSP® is a SaaS solution that supports first lien mortgages and home equity loans and lines of credit, on a single platform. This complete, scalable, end-to-end system is used by servicers and sub-servicers to manage all servicing processes, including loan setup and maintenance, escrow administration, investor reporting, regulatory requirements and more. MSP® helps servicers increase efficiency, reduce operating costs and improve risk mitigation for approximately 36 million active loans currently serviced on the system.

MSP® serves as the core system of record and is enhanced with innovative digital solutions, all of which were developed using the most appropriate, forward-leaning technologies and are seamlessly integrated into the system of record. Servicing DigitalSM has seen tremendous adoption since its launch in 2018, with the majority of MSP® clients now offering the white-labeled, consumer facing application to their customers.

Servicing DigitalSM is an interactive, user-friendly web and mobile solution for consumers that provides easy access to customized, timely information about their mortgages. This powerful application supports deeper customer relationships for our clients and engagement by enabling their customers to make mortgage payments and explore opportunities for refinancing and more, all from the convenience of the web or a mobile device. By providing value-added services and information to borrowers, Servicing DigitalSM helps improve customer retention and serves as a direct communication channel between servicer and borrower.

Servicing DigitalSM is integrated with our Customer ServiceSM solution, which allows our clients’ customer service representatives to have access to the same information and layout a customer sees to better facilitate successful interactions and outcomes, which is key to increasing borrower retention. We launched Developer PortalSM in January 2023, which provides clients, third-party providers and their developers access to our growing catalog of APIs across the mortgage life cycle. APIs expose business functionality and data that are packaged into reusable services that follow industry standard protocols and conventions to allow ease of integration. Clients can use our APIs to rapidly embed additional functionality within their applications, driving intuitive and frictionless experiences.

Our default servicing solutions help simplify the complex process for loans that move into default, while supporting servicers with their compliance requirements. As part of this suite, we offer an advanced Loss MitigationSM solution to facilitate more efficient loss mitigation processes. This feature-rich, web-based solution supports industry-standard retention and liquidation workouts to streamline the loss mitigation process and reduce risk. It is also available to consumers through Servicing DigitalSM and uses advanced rules and logic to guide users through processes step-by-step, including validation points throughout the workflow, to reduce missed steps and overlooked information. When loans move through the loss-mitigation process and become non-performing loans, our suite of innovative default servicing solutions help servicers reduce cycle times, decrease operating costs and improve efficiencies throughout the bankruptcy, foreclosure and claims stages.

We also offer advanced technology to support the bankruptcy and foreclosure process, and more efficiently manage claims related to properties in foreclosure, as well as tools to support loss analysis, helping servicers make the right decisions at the right time.

Origination Software Solutions

Our Empower® loan origination system (“LOS”) was developed to be hosted in a public or private cloud. The platform’s advanced automation capabilities, lights-out processing and seamless integrations with our other and third-party services help fulfill, streamline and improve upon the many pieces of the origination process. Integrated pipeline analytics, AI-powered underwriter efficiency tools, fee services, settlement services fulfillment, an advanced eClosing platform and more all combine to create a frictionless process that benefits both borrower and lender alike. In recognition of the dynamic nature of mortgage markets, Empower® offers maximum flexibility by giving lenders the ability to originate first lien mortgages, second lien mortgage loans and home equity lines of credit, and supporting retail, consumer‐direct, home equity, correspondent, wholesale and assumption channels on a single, unified platform.

We also offer product, pricing and eligibility (PPE) engines for brokers and lenders that allow lenders and brokers to provide borrowers with loan product and pricing options to meet the consumer’s needs. Our Optimal Blue PPE serves the retail market by providing lenders with access to hundreds of investors and the mortgage products they offer.

Our Borrower DigitalSM solution enables lenders to offer our AI-enhanced digital point of sale to walk their loan applicants through a friendly and intuitive prequalification/qualification Q&A, with seamless data transfer to lender systems. Customer engagement is active, immediate and targeted, and presents a smooth front end to a process that will carry the loan applicant, and a single source/repository of their data, all the way through to closing and beyond. We also drive the full origination and underwriting workflow for lenders of all sizes via our Empower® LOS.

Additionally, our digital loan officer technology makes the day-to-day lives of loan officers more productive through vastly simplified workflows while also helping them provide an exceptional level of service to loan applicants. With the same anytime, anywhere convenience provided by all of our consumer-facing digital products, Loan Officer DigitalSM facilitates seamless interaction between the loan officer and loan applicant throughout the entire process, from application to close. With the loan applicant engaged via the Borrower DigitalSM interface, Loan Officer DigitalSM enables loan officers to remain connected with their customers, providing timely updates and assistance when needed. Again, all data is captured and can be shared with our Empower® LOS.

After loan approval, loan applicants can view their loan status, review their closing package and eSign documents using our Expedite® Close solution. Loan applicants can also leverage our DocVerify® remote online notarization solution, making fully digital closings possible where legally permissible, with all activity tracked and logged for audit purposes.

Recent trends show that consumers have been turning to mortgage brokers more often than before. Our LoanCatcher® cloud-based LOS, designed specifically for the needs of brokers, is both innovative and easy-to-use. It gives brokers affordable access to a robust software solution, integrated with the data and customer support solutions they need to provide exceptional levels of service to their customers.

In support of our focus on integration, LoanCatcher® is integrated with our LoanSifter® PPE and is also designed to meet the very specific needs of the broker community by providing access to hundreds of investors and thousands of loan products. All of this combined with system-agnostic delivery to whatever LOS their wholesale lender partners are using provides brokers with a truly end-to-end solution to manage and grow their businesses.

Generating and fostering new leads is critical to growing a lender’s business. Creating customers for life is equally as important and becomes increasingly more important as interest rates rise. To help create long-term customers and earn repeat business, we offer lenders the SurefireSM solution, which helps lenders close more loans by providing communications the lenders can send through an automated system to their customers throughout the mortgage process. The SurefireSM system distributes leads, nurtures them to application, educates and informs borrowers throughout the application and funding process, and provides omni-channel outreach post-close designed to capture repeat business. We believe the key to cultivating lifelong clients is keeping in touch, and SurefireSM’s milestone tracking allows users to reach customers with personalized, relevant content.

Our CompassEdge hedging and trading platform supports originators of every size by providing sophisticated pipeline risk management tools and analytics, as well as dynamic loan sale and mortgage servicing rights valuation functionality.

Data and Analytics

Our Data and Analytics segment is comprised of our extensive data offerings, proven credit and prepayment models, custom and proprietary analytics, valuation and MLS solutions and much more. In addition, the integration of data and insights from solutions in this segment informs, supports and enhances our other software solutions to help lenders and servicers make more informed decisions, improve performance, identify and predict risk and generate more qualified leads.

We have aggregated one of the largest residential real estate data sets currently available in the U.S. This data set is derived from both proprietary and public record sources. From nationwide MLS listings to our industry-leading McDash® loan-level mortgage loan performance data, to public property records covering more than 99.9% of the U.S. population, our datasets are indispensable for those working with housing assets.

Leveraging this data, subject to any applicable restrictions, alongside our long history and deep understanding of the housing market, we have created detailed data solutions that assist in portfolio management, valuations, property records, lead generation and improved risk analysis for all aspects of servicing, origination, real estate and capital markets. In addition, we deliver data and analytics to clients in real estate, title insurance, MLS and other verticals that rely on property data-centric solutions to make informed decisions and run their businesses.

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

We also provide data solutions that enable our clients to analyze big data sets through the synergistic convenience of a single data science workspace. Our cloud-based enterprise data and analytics solution, RAP®, is an interactive data science platform that allows clients to quickly aggregate data from our extensive mortgage and housing data marketplace with their own data sources to execute both custom and proprietary queries.

Our real estate focused clients leverage our market-leading software solution for regional MLS associations to manage property listings. The platform also enables membership management, provides tools for collaboration with loan officers and other affiliates and marketing tools to effectively meet dynamic market challenges.

Focus on Value-Driven Innovation

The value our clients place on innovation can be seen in the adoption rates of the next-gen products we have delivered. When developing and delivering our products, we leverage a combination of private cloud, public cloud, APIs and a host of other technology-forward options that allow us to deliver innovative solutions to market quickly in response to address our clients’ biggest challenges.

Our solutions are designed to be scalable, secure, flexible, standards-based and web-connected for easy use. Further, we have a proven history of bringing solutions to market quickly due to investments we have made in integrating and streamlining our software and development processes.

Our Competitive Strengths

We believe our competitive strengths include the following:

Market leadership with comprehensive and integrated solutions. We are a leading provider of comprehensive and integrated solutions for the markets we serve. This leadership position is the result of strong client relationships, our knowledgeable employees who are focused on delivering superior solutions and support and delivering innovative solutions.

We have used this insight to develop a comprehensive, integrated ecosystem of proprietary software, data and analytics solutions to automate many of the mortgage and real estate markets’ mission-critical business processes. These integrated solutions reduce manual processes, help improve organizational compliance and mitigate risk, and ultimately deliver significant cost savings to our clients.

Broad and deep client relationships with significant recurring revenues. We have long-standing, relationships with many of our clients. We frequently enter into long-term contracts with our software solutions clients that contain a base subscription fee with additional fees that are activity-based. Our products are typically embedded within our clients’ mission-critical workflow and decision-making processes across various parts of their organizations.

Extensive data assets and analytics capabilities. We develop and maintain large, accurate and comprehensive data sets on the real estate and mortgage markets that we believe are competitively differentiated. Our unique data sets provide a combination of public and proprietary data, and each of our data records features many attributes. Our data scientists bring comprehensive analytical capabilities to bear against these data sets, subject to any applicable use restrictions, to create highly customized reports. These reports include models of customer behavior for originators and servicers, portfolio analytics for capital markets and government agencies and proprietary market insights for real estate market participants. As mentioned, our data and analytics capabilities are also embedded into our software solutions and workflow products to provide actionable insights.

Scalable and cost-effective operating model. Our market position, hosted software solutions and large client base have allowed us to develop a highly attractive and scalable operating model that provides us with significant benefits. Our scale and operating leverage allow us to add clients to our existing platforms with limited incremental cost. By leveraging our scale and market position, we can make cost-effective investments in our software solutions to assist with complex regulatory and compliance requirements, which we believe increases our value proposition to clients.

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

Cross-sell existing products. The Black Knight ecosystem offers a wide variety of opportunities for existing clients to reap further benefits when they increase their use of our solutions across the real estate and mortgage continuum through integrations and seamless data sharing. It therefore also represents a substantial opportunity for growth as we seek to assist our clients in realizing the value of additional offerings and the benefits they provide. We intend to broaden and deepen existing client relationships through cross sales of solutions, data and analytics that reveal opportunity for client-side improvement of one form or another. We aim to help our clients see the true benefit of our fully integrated solutions ecosystem and the compound value of leveraging multiple solutions simultaneously. Helping our clients better focus on their core businesses and customers will put us in a better position to expand those existing relationships while adding value.

Solution development and innovation. Our long-term vision is to continue to lead through innovation and to maintain our leadership role in providing software, data and analytics to the mortgage and real estate markets. We intend to continue to innovate with urgency and integrate new solutions with our platforms in ways that bring the most value to our clients and their customers. We have a strong track record of introducing and developing new solutions that are tailored to specific industry trends and enhance our clients’ core operating functions. By working in partnership with key clients, we have been able to develop and market new and advanced solutions that meet the evolving demands of the mortgage and consumer loan, real estate and capital markets verticals. In addition, we will continue to develop and leverage insights from our large public and proprietary data assets to further improve our client value proposition.

Selectively pursue acquisitions. The core focus of our strategy is to grow organically. However, we may selectively evaluate acquisition opportunities that would allow us to expand our footprint, broaden our client base and deepen our product and service offerings. We believe there are meaningful benefits that result from acquiring companies that provide best-in-class single point solutions. Integrating and cross selling these point solutions into our broader client base and integrating acquisitions into our efficient operating environment would potentially result in revenues and cost synergies. Additionally, new directions for product development often materialize when acquired companies are integrated into the wider ecosystem.

Our Clients

We provide solutions to financial institutions, mortgage lenders and servicers, mortgage brokers, investors, attorneys, trustees and real estate professionals.

The U.S. mortgage loan industry is concentrated among the top 25 institutions, and our most significant and long-term relationships tend to follow the industry landscape. The number of solutions being used by each client in this category continues to grow, as the compounded value of multiple of our products becomes clearer over time. Because of the depth of these relationships, we derive a significant portion of our revenues from our largest clients.

For the year ended December 31, 2022, our five largest clients accounted for approximately 23% of our consolidated revenues and approximately 25% of our Software Solutions segment revenues. However, the revenues in each case are spread across a range of services and are subject to multiple, separate contracts. Although the diversity of the services we provide to each of these clients reduces the risk that we would lose all of the revenues associated with any of these clients, a significant deterioration in our relationships with or the loss of any one or more of these clients could have a material effect on our results of operations or financial condition. See Item 1A. Risk Factors of Part I of this Report.

Sales and Marketing

Our sales and marketing efforts are focused on generating new leads to both securing new clients in our target markets, as well as cross sell our integrated solutions ecosystem to existing clients.

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

We are able to effectively communicate the value of our ecosystem by developing and delivering solutions that move the needle by helping our clients achieve greater levels of success. We know that references from colleagues in the industry are one of the top reasons a provider is selected, so we remain committed to delivering powerful solutions that cultivate those references.

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

We deliver our messages where the companies we serve are congregating, through tradeshows, events, publications, digital channels, etc., and engage them in conversations that highlight the many differentiators/competitive advantages we provide through our continual innovations. We engage with existing clients on a regular basis and continually focus on engaging with prospective clients. Given the broad range of solutions we offer, we have significant opportunity to expand our sales to our existing client base through cross-selling efforts.

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

Research and Development

Our research and development activities are core to our corporate mission of transforming the industry through innovation. As such, they relate to the design, development, integration and enhancement of the software applications that make up our solution ecosystem. We expect to continue our practice of investing an appropriate level of resources to maintain, enhance and extend the functionality of our existing proprietary systems and software applications; to develop new and innovative systems and software applications in response to the needs of our clients as well as market and regulatory conditions and to enhance the capabilities of the ecosystem infrastructure. We work with our clients to determine the appropriate timing and approach to introducing technology or infrastructure changes to our applications and services.

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

Competition

The multiple business verticals in which we engage are highly competitive. We believe that compounded benefits of our integrated ecosystem of software and data and analytics solutions represent a value proposition that is strong and wholly unique to us. Our economies of scale in the mortgage loan origination and servicing markets also provide us with a distinct competitive advantage in each of these categories. Based on our knowledge of the industry and competitors, we believe that no single competitor is capable of delivering the depth and breadth of solutions we are able to offer.

Competitive factors in processing businesses include the quality of the technology-based application or service, application features and functions, ease of delivery and integration, ability of the provider to maintain, enhance and support the applications or services and pricing.

Software Solutions. Our Software Solutions segment competes with our clients’ internal technology departments and other third-party providers of similar systems. Competitive factors include the quality of the technology-based application or service, application features and functions, ease of delivery and integration, ability of the provider to maintain, enhance and support the applications or services, client support and pricing. We believe that our ability to deliver proven and integrated software solutions, the adoption rate of our solutions, our focus on supporting our clients on a daily basis and the economies of scale we offer in the mortgage loan processing business provide us with a competitive advantage in each of these categories.

Data and Analytics. In our Data and Analytics segment, we compete primarily with third-party providers of similar data assets, including certain niche providers, and in-house capabilities. We compete based on the breadth and depth of our data; the exclusive nature of some of our key data sets; robust proprietary analytics and the capabilities to produce highly customized reports. We believe that the quality of the data we offer is distinguished by the broad range of our data sources, including non-public sources; the volume of records we maintain; our ability to integrate our data and analytics across our ecosystem; and the ability to leverage our market leading position in the mortgage loan origination and servicing industries.

Government Regulations

Various aspects of our businesses are subject to federal and state regulations. Our failure to comply with any applicable laws and regulations could result in restrictions on our ability to provide certain services, as well as the possible imposition of civil fines and criminal penalties.

As a provider of electronic data processing to financial institutions, such as banks and credit unions, we are subject to regulatory oversight and examination by the Federal Financial Institutions Examination Council ("FFIEC"), an interagency body of the Federal Reserve Board ("FRB"), the CFPB, the federal banking agencies and various other federal and state regulatory authorities. We also may be subject to possible review by state agencies that regulate banks in each state in which we conduct our electronic processing activities.

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

Many consumer advocates, privacy advocates and government regulators believe that existing laws and regulations do not adequately protect privacy or ensure the accuracy of consumer-related data. As a result, multiple consumer privacy laws have been implemented at the state level which regulate the acquisition, dissemination, and commercial use of personal information. These consumer privacy laws include the California Consumer Privacy Act (“CCPA”), as modified by the California Privacy Rights Act (“CPRA”) which was effective January 1, 2023; the Virginia Consumer Data Protection Act (“VCDPA”) which was effective January 1, 2023; the Colorado Privacy Act (“CPA”) which will be effective July 1, 2023; the Connecticut Data Privacy Act (“CTDPA”) which will be effective July 1, 2023; and the Utah Consumer Privacy Act (“UCPA”) which will be effective December 31, 2023. Generally, these laws seek to implement further restrictions on the acquisition, dissemination, and commercial use of personal information and also contemplate requirements relative to data accuracy, the ability of consumers to opt out of certain processing of personal information, the right to access personal information and to obtain a copy, and the right to delete personal information in certain circumstances. These laws are directly applicable to our clients as well as to us in certain circumstances and are applicable to us in a reduced capacity when we act as service providers to our clients.

Laws such as the Vermont Act Relating to Data Brokers and Consumer Protection (the “Vermont Data Broker Law”) also place restrictions and requirements on the use of publicly available data, and laws such as the New York Department of Financial Services Cybersecurity Requirements for Financial Services Companies (“NY DFS Cybersecurity Regulation”) provide for certain security requirements surrounding the collection and maintenance of certain business and consumer nonpublic personal information.

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

Information Technology and Security

We are highly dependent on information technology networks and systems to securely process, transmit and store electronic information. Attacks on information technology systems continue to grow in frequency, complexity and sophistication and we expect this trend to continue. Such attacks have become a point of focus for individuals, businesses and governmental entities. These attacks can create system disruptions, shutdowns or unauthorized disclosure of confidential information, including non-public personal information of consumers and proprietary business information. Refer to the "Risks Related to Information Security" section of Item 1A. Risk Factors for additional information.

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

●	Enterprise Risk Management: We maintain a comprehensive Enterprise Risk Management ("ERM") program that provides the framework to align our risk appetite and strategy to enhance management of enterprise risks, including information security risks. Through our ERM program, we analyze risks inherent to our products, services and businesses, and develop appropriate plans to mitigate those risks. Our executive-level Enterprise Risk and Compliance Committee convenes regularly to discuss matters relating to our enterprise risk position and

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

Human Capital Management

We power the markets we serve by delivering innovative, mission-critical solutions. Our employees are a key factor in our success. Our most important priorities are the health and safety of our employees and helping the communities where we work and live.

We are passionate about giving our employees the tools to equip them for success in their careers, providing the health and wellness benefits and other online resources needed for physical, mental and social well-being, and delivering on diversity and inclusion initiatives to let every employee know they are valued and respected.

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

We strive to attract and retain the most talented employees in the industry by offering competitive compensation and investing in our employees to help them achieve goals inside and outside of the office.

As of December 31, 2022, we had approximately 6,100 employees. None of our workforce is unionized. We have not experienced any work stoppages, and we consider our relations with employees to be good.

Recent Developments

Refer to the Recent Developments section in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information on the proposed ICE Transaction as well as the February 2022 Optimal Blue transaction and the January 2023 TitlePoint transaction.

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

Summary

The following summarizes some of the key risks and uncertainties that could materially adversely affect us. You should read this summary together with the more detailed description of each risk factor contained below.

Risk Related to the Proposed Merger with Intercontinental Exchange, Inc. (“ICE”)

●	Holders of our common stock cannot be certain of the market value of the consideration they will receive in the Merger.
●	The Merger will not be completed unless important conditions are satisfied or waived.
●	Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated.
●	The Merger Agreement limits our ability to pursue alternatives to the Merger.
●	The Merger Agreement may be terminated in accordance with its terms.
●	We are subject to business uncertainties and contractual restrictions while the Merger is pending.
●	Uncertainties associated with the Merger may cause a loss of our management personnel and other key employees.
●	Litigation related to the Merger could prevent or delay completion of the Merger or otherwise negatively affect ICE’s and our businesses and operations.
●	ICE and we are expected to incur significant costs related to the Merger.

Business and Industry

●	We rely on our top clients for a significant portion of our revenues and profits.
●	The time and expense associated with switching from our competitors’ software and services to ours may limit our growth.
●	We may fail to meet contractual commitments.
●	Our clients and we are subject to various governmental regulations.
●	There may be consolidation in our end-client market.
●	Participants in the mortgage loan industry are subject to efforts by the government to regulate the mortgage loan industry.
●	Our clients’ relationships with government-sponsored enterprises ("GSEs") are subject to change.
●	We may fail to adapt our solutions to technological changes or evolving industry standards and regulations.
●	We operate in a competitive business environment.
●	If the availability of free or relatively inexpensive information increases, the demand for some of our data and information solutions may decrease.
●	We rely upon proprietary technology and information rights.
●	Our applications, solutions, or services may be found to infringe the proprietary rights of others.
●	We depend on our ability to access data from external sources.
●	We have international operations and third-party service providers.
●	We may experience system failures or service interruptions.
●	We may experience delays or difficulty in developing or implementing new, enhanced or existing software, data or hosting solutions.
●	Our revenues are subject to changes in the mortgage lending industry affected by the strength of the economy and the housing market.

●	We may fail to attract and retain enough qualified employees, including those with client relationships or support our technology and operations.
●	The extent to which health epidemics affect our business, results of operations, liquidity and financial conditions are highly uncertain and are difficult to predict.

Risks Related to Our Investment in DNB

●	Our investment in DNB may expose us to certain risks.

Risks Related to Cybersecurity and Data Privacy

●	We may be unable to protect our information systems against data corruption, cyber-based attacks or network security breaches, including breaches involving third-party vendors, or we may be unable to provide adequate security in the electronic transmission of sensitive data.
●	Our cybersecurity policies and procedures may not be adequate.
●	We are subject to regulatory developments with respect to use of consumer data and public records.
●	We rely on third parties for our operations.

Risk Related to Our Structure

●	Certain executive officers and members of our Board of Directors have interests and positions that could present potential conflicts.
●	We are restricted from pursuing certain potential business opportunities under a non-competition agreement.

General Risk Factors

●	We may be unable to successfully consummate acquisitions or experience delays in integrating acquisitions.
●	We have substantial investments in recorded goodwill and other intangible assets.
●	Our indebtedness could have a negative effect on our financing options and liquidity position and could impose restrictions to us.
●	Our senior leadership team is critical to our continued success.
●	We are subject to current and future litigation, investigations or other actions against us.
●	Our charter and bylaws and provisions of Delaware law may discourage or prevent strategic transactions.
●	The market price of our common stock may be volatile.
●	We do not intend to pay dividends for the foreseeable future.

Risks Related to the Proposed Merger with ICE

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

Pursuant to and subject to the terms of the Agreement and Plan of Merger dated as of May 4, 2022 (the “Merger Agreement”) with ICE, a wholly-owned subsidiary of ICE (“Sub”) will merge with and into Black Knight with Black Knight surviving as a wholly-owned subsidiary of ICE (the “Merger”). At the effective time of the Merger (the “Effective Time”), each share of our common stock issued and outstanding immediately prior to the Effective Time (other than shares of our common stock held by us as treasury stock, any of our subsidiaries (other than with respect to the Black Knight Employee Stock Purchase Plan), by ICE or any of ICE’s subsidiaries (including Sub), or by any holder who has properly exercised and perfected such holder’s demand for appraisal rights under Section 262 of the General Corporation Law of the State of Delaware and not effectively withdrawn or lost such holder’s rights to appraisal (collectively, “Excluded Shares”)) will be converted into the right to receive, at the election of the holder thereof, the following consideration (the “Merger Consideration”):

●	an amount in cash equal to the sum, rounded to the nearest one tenth of a cent, of (x) $68.00 plus (y) the product, rounded to the nearest one tenth of a cent, of 0.1440 (the “Share Ratio”) multiplied by the average of the volume weighted averages of the trading prices of ICE common stock on the New York Stock Exchange on each of the ten consecutive trading days ending on (and including) the trading day that is three trading days prior to the date on which the Effective Time occurs (the “Average ICE Stock Price”) (such amount, the “Per Share Cash Consideration”);
●	a number of validly issued, fully paid and nonassessable shares of ICE common stock as is equal to the quotient, rounded to the nearest one ten thousandth, of (x) the Per Share Cash Consideration divided by (y) the Average ICE Stock Price (such number of shares, the “Per Share Stock Consideration”); or
●	if no election is made by such holder, such Per Share Stock Consideration or Per Share Cash Consideration as is determined in accordance with the proration mechanism described below.

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

Specified conditions set forth in the Merger Agreement must be satisfied or waived to complete the Merger. If the conditions are not satisfied or, to the extent permitted by law, waived, the Merger will not occur or will be delayed, and we and ICE may lose some or all of the intended benefits of the Merger. The following conditions must be satisfied or, to the extent permitted by law, waived before we and ICE are obligated to complete the Merger: (i) the adoption of the Merger Agreement by the affirmative vote of holders of a majority of the outstanding shares of our common stock entitled to vote thereon at the special meeting (this vote was obtained at the special meeting on September 21, 2022), (ii) the expiration or early termination of the waiting period applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR Act”), (iii) the absence of any law, injunction, order or other judgment, in each case whether temporary, preliminary or permanent, that is in effect and restrains, enjoins or otherwise prohibits the consummation of the Merger, (iv) the effectiveness of the registration statement on Form S-4 filed by ICE to register the shares of ICE common stock to be issued in the Merger (the registration statement was declared effective by the SEC on August 19, 2022), (v) approval for listing on the NYSE of the shares of ICE common stock to be issued in the Merger, (vi) compliance by ICE and us in all material respects with their respective obligations under the Merger Agreement that are required to be performed or complied with by the time of the closing and (vii) subject in most cases to exceptions that do not rise to the level of a Material Adverse Effect or a Parent Material Adverse Effect (each as defined in the Merger

Agreement), the accuracy of representations and warranties made by us, respectively, in the Merger Agreement. The respective obligations of ICE and us to consummate the Merger are also subject to there not having occurred since the date of the Merger Agreement an event that has had or would reasonably be expected to have, individually or in the aggregate, a Parent Material Adverse Effect or a Material Adverse Effect, respectively.

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

The Merger Agreement is subject to a number of conditions that must be satisfied or waived in order to complete the Merger. These conditions to the closing of the Merger may not be satisfied in a timely manner or at all, and, accordingly, the Merger may be delayed or may not be completed. In addition, if the Merger is not completed by the outside date, either ICE or we may choose not to proceed with the Merger, and the parties can mutually decide to terminate the Merger Agreement at any time. In addition, ICE or we may elect to terminate the Merger Agreement in certain other circumstances as set forth in the Merger Agreement.

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

In connection with the pendency of the Merger, we have seen that some customers, suppliers and other persons with whom we and/or ICE have a business relationship have delayed or deferred certain business decisions or may decide to seek to terminate, change or renegotiate their relationships with ICE or us, as the case may be, as a result of the pending Merger or otherwise, which could negatively affect ICE’s or our respective revenues, earnings and/or cash flows, as well as the market price of ICE’s or our common stock, regardless of whether the Merger is completed.

Under the terms of the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Merger which may adversely affect our ability to execute certain of our business strategies, including the ability in certain cases to enter into or amend contracts, acquire or dispose of assets, incur indebtedness or incur capital expenditures. Such limitations could adversely affect our business and operations and our ability to respond to changes in our business, the mortgage industry or broader economic conditions prior to the completion of the Merger.

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

Our clients are in a relatively consolidated industry and, as a result, a small number of our clients have accounted for a significant portion of our revenues. We expect that a limited number of our clients will continue to represent a significant portion of our revenues for the foreseeable future. The significant portion of our revenues that a limited number of our clients currently represent may increase in the future. During the year ended December 31, 2022, our five largest clients accounted for approximately 23% of our consolidated revenues.

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

As a provider of electronic data processing to financial institutions, such as banks and credit unions, we are subject to regulatory oversight and examination by the FFIEC, the CFPB, the federal banking agencies and various other federal and state regulatory authorities. We also may be subject to possible review by state agencies that regulate banks in each state in which we conduct our electronic processing activities.

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

Consolidation among existing or potential clients could reduce the number of our clients and potential clients. If our clients merge with, are acquired by or sell their servicing portfolios to other entities that are not our clients, or that use fewer of our services, they may discontinue or reduce their use of our services. In addition, if potential clients merge, our ability to increase our client base may be adversely affected and the ability of our clients to exert pressure on our pricing may increase. Any of these developments could have a material adverse effect on our business, financial condition and results of operations.

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

Further, because many of our larger existing or potential clients have historically developed their key processing applications in-house, and therefore, view their system requirements from a make-versus-buy perspective, we often compete against our existing or potential clients’ in-house capabilities. As a result, gaining new clients in our servicing and origination software businesses can be difficult. For banks and other potential clients, switching from an internally-designed system to an outside vendor, or from one vendor of servicing and origination software services to a new vendor, is a significant undertaking. These potential clients worry about possible disadvantages such as loss of custom functionality, increased costs and business disruption. As a result, these potential clients often resist change. There can be no assurance that our strategies for overcoming potential clients’ reluctance to change will be successful, and if we are unsuccessful, it could have a material adverse effect on our business, financial condition and results of operations.

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

Our international operations and third-party service providers subject us to additional risks.

We have sought to reduce our costs by utilizing lower-cost labor outside the United States. Our international operations are based solely in India with approximately 1,800 employees. In addition, we have limited engagements with off-shore third-party service providers. Other countries may be subject to higher degrees of political and social instability than the United States and may lack the infrastructure to withstand political unrest, natural disasters or pandemics. Such disruptions, including supply chain disruptions, can affect our ability to deliver our solutions on a timely basis, if at all, and to a lesser extent can decrease efficiency and increase our costs. Weakness of the U.S. dollar in relation to the currency used and higher inflation rates experienced in other countries may also reduce anticipated savings. Furthermore, the practice of utilizing labor based in foreign countries has come under increased scrutiny in the United States and, as a result, many of our clients may require us to use labor based in the United States. We may not be able to pass on the increased costs of higher-priced United States-based labor to our clients, which could have a material adverse effect on our business, financial condition and results of operations.

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

Because our revenues from clients in the mortgage lending industry are affected by the strength of the economy and the housing market generally, including the effect of interest rates, levels of inflation and the volume of real estate transactions, a change in any of these conditions could have a material adverse effect on us.

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

In addition, some of our origination software solutions are exposed to variances in origination volumes, primarily related to refinance volumes due to the nature of the services provided. Our data and analytics solutions that are more sensitive to fluctuations in home buying activity and origination volumes primarily relate to services where we provide data necessary for tax data and other settlement service activities. Given the current interest rate environment and high levels of inflation, we have seen lower origination volumes as well as certain adverse effects on the performance and financial condition of some of our clients, which have had an adverse effect on our business and results of operations. The recent sharp decline in origination volumes has led some clients to reduce the size of their mortgage loan workforce, exit certain mortgage operations or go out of business. Such conditions may continue and result in increased negative economic conditions, increased unemployment or a prolonged downturn in other general economic factors, which could have a material adverse effect on our business, financial condition or results of operations.

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

We may fail to attract and retain enough qualified employees, including those with client relationships or support our technology and operations, which could have an adverse effect on our ability to expand our business and service our clients.

Our business relies on large numbers of skilled employees, and our success depends on our ability to attract, train and retain a sufficient number of qualified employees. There has been more competition for talent, wage inflation, benefit offerings and higher levels of workforce mobility. If our attrition rate increases, our operating efficiency and productivity may decrease. We will need to increase our hiring and will incur additional expenses related to retention if we are not able to maintain our attrition rate through our current recruiting and retention policies. We compete for employees not only with other companies in our industry but also with companies in other industries, such as software services, engineering services and financial services companies, and there is a limited pool of employees who have the client relationships, skills and training needed to do our work. If our business continues to grow, the number of people we will need to hire may increase. Increased competition for employees could have a material adverse effect on our ability to expand our business and service our clients, as well as cause us to incur greater personnel expenses and training costs.

The extent to which health epidemics affect our business, results of operations, liquidity and financial condition will depend on future developments, which are highly uncertain and are difficult to predict.

Our business and operations could be adversely affected by health epidemics impacting the industries and communities in which we and our clients, suppliers and business partners operate. Such epidemics may result in authorities taking various steps to mitigate anticipated health and/or economic effects, but there can be no assurance that such steps will be effective or achieve their desired results in a timely fashion. We may experience financial impacts that are difficult to foresee or measure.

The spread of epidemics may cause us to modify our business practices, including restricting employee travel, developing social distancing plans for our employees and limiting physical participation in meetings, events and conferences, and we may take further actions as may be required by government authorities or as we determine are in the best interests of our employees, clients and business partners. We will be unable to predict the extent to which we will need to continue these practices or further modify our business practices to address future surges and variants. There is no certainty that such measures will be sufficient to mitigate the risks posed by the epidemic or will otherwise be satisfactory to government authorities. The effects could have a material adverse effect on our business, financial condition and results of operations even after the epidemic has subsided.

Risks Related to Our Investment in DNB

Our investment in DNB may expose us to certain risks, which could have a material adverse effect on our financial condition and results of operations.

As of December 31, 2022, we owned approximately 18.5 million shares of DNB common stock for an ownership interest of approximately 4% of DNB’s common stock and the after-tax fair value of our investment was $211.0 million based on DNB’s closing stock price of $12.26 on December 31, 2022 and assuming a statutory tax rate of 25.5%. Market volatility or further decline in DNB’s stock price may result in us not realizing our expected return on investment, or a negative return on investment. Refer to Note 4 to the Notes to Consolidated Financial Statements for additional information about our investment in DNB.

Risks Related to Cybersecurity and Data Privacy

If we are unable to protect our information systems against data corruption, cyber-based attacks or network security breaches, including breaches involving third-party vendors, or if we are unable to provide adequate security in the electronic transmission of sensitive data, it could have a material adverse effect on us.

We are highly dependent on information technology networks and systems, including the Internet, to securely process, transmit and store electronic information. Security breaches of this infrastructure, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, and the evolving threat landscape can create system disruptions, shutdowns or unauthorized disclosure of confidential information, including non-public personal information, consumer data and proprietary business information. Cyber-based attacks, including ransomware attacks to extort payment in return for the release of sensitive information, are increasing in frequency and sophistication. Unauthorized access, including through use of fraudulent schemes such as "phishing" schemes, could jeopardize the security of information stored in our systems. In addition, malware or viruses could jeopardize the security of information stored or used in a user’s computer and other personal devices. If we are unable to prevent or detect such security or privacy breaches or our third-party vendors are unable to prevent or detect such breaches, our operations could be disrupted, or we may suffer loss of reputation, financial loss, lawsuits and regulatory-imposed restrictions and penalties because of lost or misappropriated information, including sensitive consumer data, which could have a material adverse effect on our business, financial condition and results of operations. Likewise, our clients are increasingly imposing more stringent contractual obligations on us relating to our information security protections. If we are unable to maintain protections and processes at a level commensurate with that required by our large clients, it could negatively affect our relationships with those clients, increase our operating or litigation costs or subject us to liability under those contractual obligations, which could have a material adverse effect on our business, financial condition and results of operations.

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

As a result, multiple consumer privacy laws have been implemented at the state level which regulate the acquisition, dissemination, and commercial use of personal information. These consumer privacy laws include the CCPA, as modified by the CPRA; the VCDPA; the CPA; the CTDPA; and the UCPA.  Generally, these laws seek to implement further regulations on the acquisition, dissemination, and commercial use of personal information and also contemplate requirements relative to data accuracy, the ability of consumers to opt out of certain processing of personal information, the right to access personal information and to obtain a copy, and the right to delete personal information in certain circumstances. These laws are directly applicable to our clients as well as to us in certain circumstances and are applicable to us in a reduced capacity when we act as service providers to our clients.

Laws such as the Vermont Data Broker Law also place restrictions and requirements on the use of publicly available data, and laws such as the NY DFS Cybersecurity Regulation provide for certain security requirements surrounding the collection and maintenance of certain business and consumer nonpublic personal information. Complying with varying jurisdictional requirements could increase the cost and complexity of compliance. Any future laws, regulations or other restrictions limiting the dissemination or use of personal information may reduce the quality and availability of our solutions and services, which could have a material adverse effect on our business, financial condition and results of operations. Further, violations of privacy laws can result in significant penalties and damage to our brand and business.

Our reliance on third parties subjects us to risk and may disrupt or adversely affect our operations. In addition, we may not realize the full benefit of our third-party arrangements, which may result in increased costs, or may adversely affect the service levels we are able to provide our clients.

We rely upon third parties for various business process and technology-related products and services, including cloud providers and cloud hosted software solutions. Although we have contractual provisions with our providers that specify performance requirements, we do not ultimately control their performance, which may make our operations vulnerable to their performance failures and supply chain constraints. In addition, our failure to adequately monitor and regulate the performance of our third-party vendors could subject us to additional risk. Reliance on third parties also makes us vulnerable to changes in our vendors’ businesses, including price increases related to the current levels of inflation, financial condition and other matters outside of our control, including their violations of laws or regulations, which could increase our exposure to liability or otherwise increase the costs associated with the operation of our business. If for any reason our relationship with any of these third parties, including cloud-based providers, were to end unexpectedly, it could require a significant amount of cost and time to transition to new third-party service providers. The failure of our providers to perform as expected or as contractually required could result in significant disruptions and costs to our operations and to the services we provide to our clients, or could result in loss of revenues, which could have a material adverse effect on our business, financial condition and results of operations.

Risk Related to Our Structure

Certain executive officers and members of our Board of Directors have interests and positions that could present potential conflicts.

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

We are restricted from pursuing certain potential business opportunities under a non-competition agreement.

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

One of our strategies to grow our business is to opportunistically acquire complementary businesses, technologies and services. This strategy will depend on our ability to find suitable acquisitions and may depend on financing them on acceptable terms. We may require additional debt or equity financing for future acquisitions and doing so may be made more difficult by our indebtedness. Raising additional capital for acquisitions through debt financing could result in increased interest expense and may involve agreements that include covenants limiting or restricting our ability to take certain actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional capital for acquisitions through equity financing, the ownership interests of existing shareholders will be diluted.

If we are unable to acquire suitable acquisition candidates, we may experience slower growth. Further, we may face challenges in integrating any acquired business. These challenges may include eliminating redundant operations, facilities and systems, coordinating management and personnel, retaining key employees, managing different corporate cultures, integrating relationships with clients, vendors and business partners while achieving revenue synergies, cost reductions and cross-selling opportunities. Acquisitions involve numerous operational, strategic, financial, accounting, legal, tax and other risks, including potential liabilities associated with acquired businesses. Difficulties in integrating acquisitions and our ability to manage the combined company may result in the combined company performing differently than expected, in operational challenges or in the delay or failure to realize anticipated revenue synergies and cost-related efficiencies and could have an adverse effect on our financial condition, results of operations or cash flows.

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

As of December 31, 2022, we had approximately $2.7 billion of total debt outstanding.

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

Our future success substantially depends on the continued service and performance of the members of our senior leadership team. These personnel possess business and technical capabilities that are difficult to replace. We have attempted to mitigate this risk by entering into long-term (two to three year) employment contracts with the members of our senior leadership team and providing long-term incentive compensation with multi-year vesting provisions. If we lose key members of our senior leadership team, we may not be able to effectively manage our current operations or meet ongoing and future business challenges, and this could have a material adverse effect on our business, financial condition and results of operations.

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

The market price of our common stock could fluctuate significantly, and you may not be able to resell your shares at or above the price at which your shares were acquired. Those fluctuations could be based on various factors, including those described above and the following:

●	the Merger Agreement may be terminated, the ICE Transaction may not be completed or regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated;
●	fluctuations in the market price of ICE’s common stock;
●	our operating performance and the performance of our competitors and fluctuations in our operating results;
●	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;
●	changes in earnings estimates or recommendations by research analysts who follow us or other companies in our industry;
●	global, national or local economic, legal and regulatory factors unrelated to our performance;
●	announcements of positive news by us or our competitors, such as announcements of new products, services, strategic investments or acquisitions;
●	announcements of negative news by us or our competitors, such as announcements of poorer than expected results of operations, data breaches or significant litigation;
●	actual or anticipated variations in our or our competitors’ operating results, and our and our competitors’ growth rates;
●	failure by us or our competitors to meet analysts’ projections or guidance we or our competitors may give the market;
●	changes in laws or regulations, or new interpretations or applications of laws and regulations, that are applicable to our business;
●	the arrival or departure of key personnel;
●	the number of shares publicly traded;
●	future sales or issuances of our common stock, including sales, distributions or issuances by us, our officers or directors and our significant shareholders; and
●	other developments affecting us, our industry or our competitors.

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

As we primarily operate in a single industry, we are especially vulnerable to these factors to the extent that they affect our industry or our products. In the past, securities class action litigation has often been initiated against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources and could also require us to make substantial payments to satisfy judgments or to settle litigation.

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

Item 4.           Mine Safety Disclosures

Not applicable.

PART II

Item 5.           Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Shares of our common stock are listed on the New York Stock Exchange ("NYSE") and trade under the symbol "BKI".

On January 31, 2023, the closing price of our common stock on the NYSE was $60.59 per share. We had 5,877 holders of record of our common stock as of January 31, 2023. The actual number of shareholders is greater than this number of record holders, and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

There were no unregistered sales of equity securities during the years ended December 31, 2022, 2021 and 2020.

Within 120 days after the close of our fiscal year, we intend to file with the SEC a definitive proxy statement pursuant to Regulation 14A of the Exchange Act, which will include information concerning securities authorized for issuance under our equity compensation plans and other matters required by Items 10 through 14 of Part III of this Report.

Performance Graph

The following graph shows a comparison of the cumulative total return for our common stock, the S&P 500 Index and the S&P North American Technology Sector Index from December 31, 2017 through December 31, 2022. The data for the S&P 500 Index and the S&P North American Technology Sector Index assumes reinvestment of dividends. The graph assumes an initial investment of $100, and the cumulative returns are based on the market price as of each year-end. Note that historic stock price performance is not necessarily indicative of future stock price performance.

*$100 invested on December 31, 2017 in Black Knight or each respective index, including reinvestment of dividends.

Copyright© 2022 Standard & Poor’s, a division of S&P Global. All rights reserved.

	December 31,
	2018	2019	2020	2021	2022
Black Knight	$102	$146	$200	$188	$140
S&P 500 Index	$96	$126	$149	$192	$157
S&P North American Technology Sector Index	$103	$147	$213	$269	$174

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

We believe our clients leverage our robust, integrated solutions across the entire homeownership lifecycle to help retain existing customers, gain new customers, mitigate risk and operate more efficiently. Our clients rely on our proven, comprehensive and scalable solutions and our unwavering commitment to delivering exceptional client support to achieve their strategic goals and better serve their customers.

We have a focused strategy of continuous innovation across our business, which is supported by acquisitions, and even more importantly, the integration of those acquisitions and our innovations into our broader ecosystem. Our ability to effectively manage our business and maintain a strong client base allows us to continually invest in our business, both to meet ever-changing industry requirements and to maintain our position as a leading provider of platforms for the mortgage and real estate markets.

Deep business and regulatory expertise along with a holistic view of the markets we serve allow us the privilege of being a trusted advisor to our clients, who range from the nation’s largest lenders and mortgage servicers to institutional portfolio managers and government entities, to individual real estate agents and mortgage brokers. Clients leverage our software ecosystem across a range of real estate and housing finance verticals through multiple digital channels, using our offerings to drive more business, reduce risk and deliver a best-in-class customer experience, all while operating more efficiently and cost-effectively.

We have long-standing relationships with our clients, a majority of whom enter into long-term contracts that include multiple, integrated products embedded into mission-critical processes. This speaks to the confidence our clients have in our solutions and our commitment to serve them. The contractual nature of our revenues and our client relationships make our revenues both highly visible and recurring in nature. Our scale and integrated ecosystem of solutions drive significant operating leverage and cross-sell opportunities, enabling our clients to continually benefit from new and greater operational efficiencies.

Our Markets

The Black Knight ecosystem stretches across four core “pillar” verticals: mortgage loan servicing, mortgage loan origination, real estate and capital markets; with our data and analytics flowing throughout the interconnected ecosystem of solutions. As we integrate our innovations and acquired technologies, we are committed to continually improving the end consumer experience, driving further efficiencies for our clients and helping them to win new customers and retain existing customers.

Recent Developments

Optimal Blue Transaction

On February 15, 2022, we entered into a purchase agreement with Cannae Holdings, LLC (“Cannae”) and Thomas H. Lee Partners, L.P. (“THL”) and acquired all of their Class A units of Optimal Blue Holdco, LLC (“Optimal Blue Holdco”), in exchange for aggregate consideration of 36.4 million shares of Dun & Bradstreet Holdings, Inc. (“DNB”) common stock valued at $722.5 million and $433.5 million in cash. The cash portion of the consideration was funded with borrowings under our revolving credit facility. The aggregate consideration of $1.156 billion and number of shares of DNB common stock paid to Cannae and THL was based on the 20-day volume-weighted average trading price of DNB for the period ended on February 14, 2022. Since February 15, 2022, we own 100% of the Class A units of Optimal Blue Holdco. Refer to Note 2 to the Notes to Consolidated Financial Statements for additional information.

Merger Agreement

On May 4, 2022, we entered into a definitive agreement to be acquired by Intercontinental Exchange, Inc. (“ICE”), a leading global provider of data, technology, and market infrastructure, in a transaction valued at approximately $13.1 billion, or $85 per share, with consideration in the form of a mix of cash (80%) and stock (20%) (the “ICE Transaction”). The aggregate cash consideration in the ICE Transaction consists of approximately $10.5 billion and the aggregate stock consideration was valued at approximately $2.6 billion based on ICE’s 10-day volume weighted average price as of May 2, 2022 of $118.09. The ICE Transaction is expected to close in the first half of 2023, subject to the receipt of regulatory approvals and the satisfaction of customary closing conditions. The ICE Transaction has been approved by the Boards of Directors of Black Knight and ICE, and Black Knight shareholders. Refer to Note 1 to the Notes to Consolidated Financial Statements for additional information.

TitlePoint Transaction

On November 18, 2022, we entered into a definitive agreement to sell our TitlePoint line of business (“TitlePoint”) within our Data and Analytics reporting segment to an affiliate of Fidelity National Financial, Inc. (“FNF”) for $225 million in cash, subject to a customary working capital adjustment. The TitlePoint transaction closed on January 1, 2023. Refer to Note 2 to the Notes of Consolidated Financial Statements for additional information.

For the year ended December 31, 2022, Revenues, Earnings before interest, tax, depreciation and amortization (“EBITDA”) and Operating income related to our TitlePoint line of business before intercompany allocated revenue and expenses were approximately $39 million, $24 million and $22 million, respectively.

Business Trends and Conditions

Market Trends

Market trends that have spurred lenders and servicers to seek software, data and analytics solutions are as follows:

Lenders increasingly focused on core operations. As a result of a decline in origination volumes and the increasing cost to originate a mortgage loan, we believe lenders have become more focused on their core operations, including ways to reduce or eliminate certain costs. According to the MBA Quarterly Performance Report as of November 21, 2022, the cost to originate a loan has more than doubled since 2008 and increased 22% in 2022 compared to 2021. We believe lenders are increasingly shifting from in-house solutions to third-party solutions that provide a more comprehensive and efficient solution. Lenders require these providers to deliver best-in-class solutions and deep domain expertise and to assist them in maintaining regulatory compliance.

Integral role of technology in the U.S. mortgage market. Over the past decade, homebuyers’ processes have become more digital, and banks and other lenders and servicers have become increasingly focused on automation and workflow management to operate more efficiently and meet their regulatory requirements as well as using technology to enhance the consumer experience during the mortgage loan origination, closing, and servicing processes. Technology providers must be able to support the complexity and dynamic nature of the market, display extensive industry knowledge and possess the financial resources to make the necessary investments in technology and software to support lenders and servicers. This includes an enhanced digital experience along with the application of artificial intelligence, robotic process automation and adaptive learning.

Heightened demand for enhanced transparency and analytic insight. As the U.S. mortgage loan market participants work to minimize risk in lending, servicing and capital markets, they rely on the integration of data and analytics with solutions that enhance the decision-making process. These industry participants are eager for timely data and insights to help them plan and react to the changing environment.

Regulatory changes and oversight. Most U.S. mortgage loan market participants are subject to a high level of regulatory oversight and regulatory requirements as federal and state governments have enacted various new laws, rules and regulations. It is our experience that mortgage lenders and servicers have become more focused on minimizing the risk of non-compliance with regulatory requirements and look for solutions that assist them in complying with their regulatory requirements. We expect this trend to continue as additional governmental programs and regulations have been enacted to address the economic concerns resulting from the pandemic, and our clients have had to adapt their systems and processes in record time to the shifting landscape. In addition, our clients and our clients’ regulators have elevated their focus on privacy and data security in light of an increased level of cybersecurity incidents. We expect the industry focus on privacy and data security to continue to increase.

Our Business Segments

Our business is organized into two segments: Software Solutions and Data and Analytics.

Software Solutions

Our Software Solutions segment offers software solutions that support loan servicing, loan origination and settlement services. Our software solutions revenues were 86%, 85% and 84% of our consolidated revenues for the years ended December 31, 2022, 2021 and 2020, respectively.

The following table summarizes our software solutions revenues (in millions):

	Year ended December 31,			% of Segment Revenues
	2022	2021	2020	2022	2021	2020
Servicing software solutions	$883.8	$838.9	$777.7	66%	67%	75%
Origination software solutions	450.1	411.1	262.5	34%	33%	25%
Software Solutions	$1,333.9	$1,250.0	$1,040.2	100%	100%	100%

Our servicing software solutions primarily include our core servicing software solution that automates loan servicing, including loan setup and ongoing processing, customer service, accounting, reporting to the secondary mortgage market and investors and web-based workflow information systems. Our servicing software solutions primarily generate revenues based on the number of active loans outstanding on our system, which has been very stable; however, we also generate revenues from foreclosure and bankruptcy volumes, which can fluctuate based on economic cycles and other factors.

The table below summarizes active first and second lien mortgage loans on our mortgage loan servicing software solution and the related market data, reflecting our leadership in the mortgage loan servicing software solutions market (in millions):

	First lien			Second lien			Total first and second lien
	as of December 31,			as of December 31,			as of December 31,
	2022	2021	2020	2022	2021	2020	2022	2021	2020
Active loans	32.8	33.4	32.4	3.1	3.2	3.5	35.9	36.6	35.9
Market size	52.5 (1)	51.8 (1)	51.7 (1)	13.0 (2)	12.2 (2)	12.6 (2)	65.5	64.0	64.3
Market share	63%	64%	63%	24%	26%	28%	55%	57%	56%

Note: Amounts above may not recalculate due to rounding.

(1)	Estimates according to the Black Knight First Look press release dated February 24, 2023 for U.S. first lien mortgage loans. These estimates are subject to change.
(2)	Estimates according to the January 2023, 2022 and 2021 Equifax National Consumer Credit Trends Report: Portfolio for U.S. second lien mortgage loans. These estimates are subject to revision.

As a result of the effects of the broad-based response to the COVID-19 pandemic, we have seen lower foreclosure-related transactional revenues due to the mortgage loan foreclosure moratorium and other measures that were in effect from 2020 through 2021. Additionally, low unemployment and historically low interest rates drove high home price appreciation, which also contributed to historically low foreclosure starts. In 2022, we had higher foreclosure-related transactional revenues compared to 2021 as a result of the expiration of the federal foreclosure moratorium.

Although foreclosure starts were higher in 2022 compared to 2021, they were still below levels prior to the pandemic. The table below shows pre-pandemic to post-pandemic industry volumes for foreclosure starts according to the Black Knight First Look press release dated February 24, 2023 (in thousands):

2022	355.0
2021	84.0
2020	191.0
2019	538.0
2018	593.0

In addition to lower foreclosure-related transactional revenues, we also have seen increases in inactive loans in the prior year period due to the higher mortgage loan origination volumes, particularly refinance volumes. Elevated origination refinance volumes in prior years increased the number of inactive loans above historical levels. A mortgage loan becomes inactive on MSP® once it is paid off and a servicer continues to keep the loan on MSP® for reporting purposes. In 2022, the number of inactive loans declined due to prior year originations, which resulted in lower usage-based revenues related to inactive loans on MSP®. Our origination software solutions primarily include our solutions that automate and facilitate the origination of mortgage loans and provide an interconnected network allowing the various parties and systems associated with lending transactions to exchange data quickly and efficiently.

The table below summarizes the estimates of the number of loans in mortgage origination market (in millions):

	2022	2021	2020	2019
Mortgage loan originations (# of loans):
Purchase	3.9	5.2	4.9	4.4
Refinance	2.0	8.3	8.8	3.4
Total - MBA(1)	5.9	13.5	13.7	7.8

Purchase	4.4	5.0	4.7	4.3
Refinance	2.4	8.6	8.7	3.6
Total - Black Knight(2)	6.8	13.6	13.4	7.9

Equifax(3)	—	14.1	13.9	8.2

Note: Amounts may not recalculate due to rounding.

(1)	The U.S. mortgage loan origination market for purchase and refinance originations is estimated by the February 2023 MBA Mortgage Finance Forecast. These estimates are subject to future revisions.
(2)	The U.S. mortgage loan origination market for purchase and refinance originations is estimated by the Black Knight First Look press release dated February 24, 2023. These estimates are subject to future revisions.
(3)	The U.S. mortgage loan origination market for total originations is estimated by the January 2023 Equifax U.S. National Consumer Credit Trends Report: Originations. The 2022 number of loans is not included as the full year information is not yet available. The year-to-date October 2022 estimate is 6.1 million. These estimates are subject to future revisions.

Our direct exposure to origination volumes is limited as our loan origination system revenues are based on closed loan volumes subject to minimum base software subscription fees that are contractually obligated. Although we have revenues that are driven primarily from refinance loan applications, these revenues were approximately 2% of our consolidated revenues for the year ended December 31, 2022. Most of our secondary marketing technologies’ revenues are primarily subscription-based; however, some platforms are based on the number of loan officer seats. In 2022, we have seen a reduction in loan officer seats due to cost reduction actions from clients, including clients downsizing their mortgage origination workforce or exiting the origination market due to the current interest rate environment. According to the Q3 2022 Nationwide Multistate Licensing System (“NMLS”) Mortgage Industry Report, the number of active individual licensed mortgage loan officers has decreased from 123,622 as of December 31, 2021 to 102,251 as of September 30, 2022. The reduction in seat counts during 2022 caused a reduction in usage-based revenues for our clients with licenses that are seat-based and were previously above their contractual minimums.

Some of our origination software solutions are directly exposed to variances in origination volumes, primarily related to refinance volumes, due to the nature of the services provided. We have seen lower origination volumes in 2022 due to higher interest rates and record volumes in prior years. According to the February 2023 Mortgage Bankers Association Mortgage Finance Forecast, mortgage loan originations have declined 56% for the year ended December 31, 2022 compared to 2021. The portion of our origination software solutions revenues that are more sensitive to origination volumes were approximately 3% of our consolidated revenues for the year ended December 31, 2022, and revenues related to these origination software solutions declined approximately 34% compared to 2021, representing a headwind of approximately $22.7 million.

Data and Analytics

Our Data and Analytics segment offers data and analytics solutions to the mortgage, real estate and capital markets verticals. These solutions include property ownership data, lien data, servicing data, automated valuation models, collateral risk scores, behavioral models, a multiple listing service software solution and other data solutions. Our data and analytics business is primarily based on longer-term strategic data licenses, other data licenses and subscription-based revenues. Our data and analytics revenues were 14%, 15% and 16% of our consolidated revenues for the years ended December 31, 2022, 2021 and 2020, respectively. The portion of our data and analytics solutions revenues that are more sensitive to fluctuations in home buying activity and origination volumes primarily relate to services where we provide software and data necessary for tax data and other settlement service activities. Revenues from these solutions were approximately 2% of our consolidated revenues for the year ended December 31, 2022 and declined approximately 31% compared to 2021, representing a headwind of approximately $16.5 million. TitlePoint revenues that were more sensitive to fluctuations in home buying and origination volumes were approximately 1.8% of our consolidated revenues for the year ended December 31, 2022 and declined 22% compared to 2021, representing approximately $7.8 million of the headwind.

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

If the initial accounting for a business combination is incomplete by the end of the reporting period during which the combination took place, we are required to record provisional amounts in our consolidated financial statements for items for which the accounting has not been completed. Measurement period adjustments to provisional purchase price allocations are recognized in the period in which they are determined, with the effect on earnings of changes in depreciation, amortization or other income resulting from such changes calculated as if the accounting had been completed on the acquisition date. Any new assets or liabilities identified during the measurement period are recognized as of the acquisition date. The measurement period ends the sooner of one year from the acquisition date or when we receive the information we were seeking about facts and circumstances that existed as of the acquisition date or learn that more information is not obtainable.

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

For the years ended December 31, 2022, 2021 and 2020, we performed a qualitative assessment for our annual goodwill impairment test, and we concluded that it is more likely than not that the fair value of each of our reporting units continued to exceed its respective carrying values.

Results of Operations

See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission ("SEC") on February 25, 2022, for a discussion of our consolidated and segment results of operations for 2021 compared to 2020.

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

Consolidated Results of Operations

The following tables present certain financial data for the periods indicated (dollars in millions):

	Year ended December 31,
	2022	2021	2020
Revenues	$1,551.9	$1,475.2	$1,238.5
Expenses:
Operating expenses	872.3	793.9	669.6
Depreciation and amortization	369.6	365.0	270.7
Transition and integration costs	31.8	13.3	31.4
Total expenses	1,273.7	1,172.2	971.7
Operating income	278.2	303.0	266.8
Operating margin	17.9%	20.5%	21.5%
Interest expense, net	(100.6)	(83.6)	(62.9)
Other (expense) income, net	(11.9)	(6.4)	16.4
Earnings before income taxes and equity in earnings of unconsolidated affiliates	165.7	213.0	220.3
Income tax expense	22.4	35.7	41.6
Earnings before equity in earnings of unconsolidated affiliates	143.3	177.3	178.7
Equity in earnings of unconsolidated affiliates, net of tax	306.7	2.6	67.1
Net earnings	450.0	179.9	245.8
Net losses attributable to redeemable noncontrolling interests	2.5	28.0	18.3
Net earnings attributable to Black Knight	$452.5	$207.9	$264.1

Net earnings per share attributable to Black Knight common shareholders:
Diluted	$2.91	$1.33	$1.73
Weighted average shares of common stock outstanding:
Diluted	155.6	155.8	152.9

Segment Financial Results

Revenues

We generate revenues through contractual arrangements we enter into with our clients to provide products or services either individually or in combination with one another as part of an integrated offering of multiple services. These arrangements occasionally include offerings from more than one segment to the same client.

The following table sets forth revenues by segment for the periods presented (in millions):

	Year ended December 31,		Variance
	2022	2021	$	%
Software Solutions	$1,333.9	$1,250.0	$83.9	7%
Data and Analytics	218.0	225.2	(7.2)	(3)%
Total	$1,551.9	$1,475.2	$76.7	5%

Software Solutions

Our Software Solutions segment revenues are primarily derived from software solutions and professional services. Revenues from software solutions are typically volume-based agreements driven by factors such as the number of accounts processed, transactions processed and system resources utilized. The agreements typically have minimum volumes that results in high levels of recurring revenue. Professional services consist of pre-implementation and post-implementation support and services and are primarily billed on a time and materials basis. Professional services may also include dedicated teams provided as part of agreements with software solutions clients.

Revenues were $1,333.9 million in 2022 compared to $1,250.0 million in 2021, an increase of $83.9 million, or 7%. Our servicing software solutions revenues increased $44.9 million, or 5%, primarily driven by incremental revenues from new and existing clients, an increase of $21.6 million in foreclosure-related revenues and contract termination fees of $3.9 million, partially offset by headwinds from lower transactional revenues, including a decline in inactive loans, and attrition. Our origination software solutions revenues increased $39.0 million, or 9%, primarily driven by revenues from new and existing clients, revenues of $14.0 million related to an acquired business, an increase of $9.1 million in contract termination fees and an increase of $5.3 million in license fees, partially offset by a decrease of $22.7 million in revenues due to lower origination volumes and attrition.

Data and Analytics

Our Data and Analytics segment revenues are primarily derived from property ownership data, lien data, servicing data, automated valuation models, collateral risk scores, behavioral models, a multiple listing service software solution and other data solutions.

Revenues were $218.0 million in 2022 compared to $225.2 million in 2021, a decrease of $7.2 million, or 3%. The decrease was primarily driven by new sales that were more than offset by a decrease of $16.5 million related to the effect of lower origination volumes, lower revenues related to a reduction in scope for two long-term strategic data deal renewals and attrition.

EBITDA and EBITDA margin

The following tables set forth EBITDA (in millions) and EBITDA margin by segment for the periods presented:

	Year ended December 31,		Variance
	2022	2021	$	%
Software Solutions	$736.5	$713.7	$22.8	3%
Data and Analytics	69.3	80.2	(10.9)	(14)%

	Year ended December 31,		Variance
	2022	2021	Basis points
Software Solutions	55.2%	57.1%	(190)
Data and Analytics	31.8%	35.6%	(380)

Software Solutions

EBITDA was $736.5 million in 2022 compared to $713.7 million in 2021, an increase of $22.8 million, or 3%, with an EBITDA margin of 55.2% compared to 57.1% in 2021. The EBITDA margin decrease was driven by revenue mix along with higher personnel costs, technology-related costs, including cloud costs and other software subscriptions, an increase in client credit loss expense primarily related to a client that is no longer in business, and sales and marketing costs.

Data and Analytics

EBITDA was $69.3 million in 2022 compared to $80.2 million in 2021, a decrease of $10.9 million, or 14%, with an EBITDA margin of 31.8% compared to 35.6% in 2021. The EBITDA margin decrease was primarily driven by revenue mix along with higher personnel costs, technology-related costs and sales and marketing costs.

Consolidated Financial Results

Operating Expenses

Operating expenses primarily include compensation costs, including equity-based compensation and benefits, hardware and software maintenance costs, software subscription costs, cloud computing costs, occupancy costs and professional services.

The following table sets forth operating expenses by segment for the periods presented (in millions):

	Year ended December 31,		Variance
	2022	2021	$	%
Software Solutions	$597.4	$536.3	$61.1	11%
Data and Analytics	148.7	145.0	3.7	3%
Corporate and Other(1)	126.2	112.6	13.6	12%
Total	$872.3	$793.9	$78.4	10%
(1)	Operating expenses for Corporate and Other include equity-based compensation, including certain related payroll taxes, of $55.7 million and $42.9 million in 2022 and 2021, respectively.

The increase in Operating Expenses in 2022 compared to 2021 was primarily driven by $37.5 million in higher net personnel expenses, including the effect of wage inflation above our typical annual increases, $13.7 million in higher technology-related costs, $8.4 million in higher sales and marketing costs, including higher costs related to travel, and an increase of $8.2 million in client credit loss expense primarily related to a client that is no longer in business.

Depreciation and Amortization

Depreciation and amortization expense consists of our depreciation related to investments in property and equipment, including hardware, as well as amortization of purchased and developed software and other intangible assets, primarily client relationship assets recorded in connection with acquisitions. It also includes the amortization of deferred contract costs.

The following table sets forth Depreciation and amortization by segment for the periods presented (in millions):

	Year ended December 31,		Variance
	2022	2021	$	%
Software Solutions	$146.6	$131.1	$15.5	12%
Data and Analytics	15.8	15.5	0.3	2%
Corporate and Other(1)	207.2	218.4	(11.2)	(5)%
Total	$369.6	$365.0	$4.6	1%
(1)	Depreciation and amortization for Corporate and Other primarily represents net incremental depreciation and amortization adjustments associated with the application of purchase accounting recorded in accordance with GAAP.

The increase in Depreciation and amortization in 2022 compared to 2021 is primarily related to higher software amortization of $11.8 million related to investments in internally developed software, primarily related to our origination software solutions, higher deferred contract costs amortization of $10.8 million, including $5.9 million of accelerated amortization, partially offset by lower other intangibles assets amortization of $16.0 million, primarily related to acquired client relationship assets that are amortized using an accelerated method.

Transition and Integration Costs

Transition and integration costs were $31.8 million in 2022 compared to $13.3 million in 2021. Transition and integration costs in 2022 primarily consisted of costs related to the ICE Transaction. Transition and integration costs in 2022 and 2021 also consisted of costs associated with acquisitions, including costs pursuant to purchase agreements and expense reduction initiatives.

Interest Expense, Net

Interest expense, net consists primarily of interest expense on our borrowings, payments on our interest rate swaps, amortization of our debt issuance costs and original issue discount, commitment fees on our revolving credit facility and administrative agent fees net of capitalized interest and interest income.

Interest expense, net was $100.6 million in 2022 compared to $83.6 million in 2021, an increase of $17.0 million, or 20%. The increase was driven by higher interest rates and higher average outstanding debt balances.

Other Expense, Net

Other expense, net was $11.9 million in 2022 compared to $6.4 million in 2021. The 2022 amount is primarily related to legal fees. The 2021 amount is primarily related to legal fees and the debt refinancing.

Income Tax Expense

Income tax expense was $22.4 million in 2022 compared to $35.7 million in 2021. Our effective tax rate was 13.5% in 2022 compared to 16.8% in 2021. Refer to Note 18 to the Notes to Consolidated Financial Statements for additional information.

Equity in Earnings of Unconsolidated Affiliates, Net of Tax

Equity in earnings of unconsolidated affiliates, net of tax primarily represents the effect of our investment in DNB, which is accounted for as an equity-method investment. Equity in earnings of unconsolidated affiliates, net of tax consists of the following (in millions):

	Year ended December 31,
	2022	2021
Equity in earnings (losses) of unconsolidated affiliates, net of tax	$1.3	$(7.3)
Gain related to DNB investment, net of tax	305.4	—
Non-cash gain related to DNB's issuance of common stock, net of tax	—	9.9
Equity in earnings of unconsolidated affiliates, net of tax	$306.7	$2.6

Refer to Note 4 to the Notes to Consolidated Financial Statements for more information related to our investment in DNB.

Liquidity and Capital Resources

Cash Requirements

Our primary sources of liquidity are our existing cash balances, cash flows from operations and borrowings on our revolving credit facility. As of December 31, 2022, we had cash and cash equivalents of $12.2 million, outstanding debt principal of $2,671.2 million and available capacity of $455.0 million on our revolving credit facility.

As of December 31, 2022, we owned 18.5 million shares of DNB common stock for an ownership interest in DNB of approximately 4% of DNB’s outstanding common stock. As of December 31, 2022, DNB’s closing share price was $12.26 and the fair value of our investment in DNB was $226.5 million before tax. Assuming a statutory tax rate of 25.5%, the estimated after-tax value of our investment in DNB was $211.0 million. Refer to Note 4 to the Notes to Consolidated Financial Statements for additional information.

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

Cash Flows

The following table provides a summary of cash flows from operating, investing and financing activities (in millions):

	Year ended December 31,
	2022	2021	Variance
Cash flows provided by operating activities	$251.7	$449.9	$(198.2)
Cash flows used in investing activities	(124.3)	(429.8)	305.5
Cash flows (used in) provided by financing activities	(192.3)	22.3	(214.6)
Net (decrease) increase in cash and cash equivalents	$(64.9)	$42.4	$(107.3)

Operating Activities

The $198.2 million decrease in cash provided by operating activities in 2022 compared to 2021 is primarily related to higher income tax payments of $112.4 million, including approximately $75 million of income tax payments related to the DNB gain we recognized as part of the February 2022 Optimal Blue transaction and approximately $32 million related to the effect of the change in timing of deducting certain software development costs under Internal Revenue Code Section 174, as well as payments of approximately $43 million made in connection with certain tax-planning actions to mitigate the potential impact of Internal Revenue Code Section 280G related to the proposed ICE Transaction.

Investing Activities

The $305.5 million decrease in cash used in investing activities in 2022 compared to 2021 is primarily related to business acquisitions in 2021.

Financing Activities

The $214.6 million increase in cash used in financing activities in 2022 compared to 2021 is primarily related to the cash paid in February 2022 as part of the aggregate purchase consideration for acquiring the remaining outstanding Class A Units of Optimal Blue from Cannae and THL, partially offset by share repurchases in 2021.

Financing

For a description of our financing arrangements, see Note 11 to the Notes to Consolidated Financial Statements.

Contractual Obligations

Our long-term contractual obligations generally include our debt and related interest payments, software subscription, cloud computing and hardware and software maintenance commitments and operating and finance lease payments for our offices, data centers, property and equipment. These long-term contractual obligations extend through 2028.

		Payments due by period
	Total	2023	2024	2025	2026	2027	Thereafter
Debt	$2,671.2	$33.7	$57.5	$57.5	$1,522.5	$—	$1,000.0
Interest on debt(1)	521.3	133.0	132.9	129.2	53.6	36.3	36.3
Software subscription, cloud computing and hardware and software maintenance agreements	86.7	61.7	17.7	3.9	3.4	—	—
Operating lease payments	27.2	8.8	7.8	3.0	2.8	2.6	2.2
Other(2)	4.8	1.3	1.3	1.3	0.5	0.3	0.1
Total	$3,311.2	$238.5	$217.2	$194.9	$1,582.8	$39.2	$1,038.6
(1)	These calculations include the effect of our interest rate swaps that expire in 2023 and assume that (a) applicable margins remain constant; (b) our term A loan and revolving credit facility variable rate debt is priced at the one-month LIBOR in effect as of December 31, 2022; (c) only mandatory debt repayments are made; and (d) no refinancing occurs at debt maturity.
(2)	Other includes commitment fees on our revolving credit facility and rating agencies fees.

Our interest rate swaps represent our material off-balance sheet arrangements. Refer to Note 11 to Consolidated Financial Statements for additional information.

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

Our Senior Notes represent our fixed-rate long-term debt. Refer to Note 11 to the Notes to Consolidated Financial Statements. The carrying value of our Senior Notes was $991.1 million, net of original issue discount and debt issuance costs, as of December 31, 2022. The fair value of our Senior Notes was approximately $870.0 million as of December 31, 2022. The potential reduction in fair value of the Senior Notes from a hypothetical 10 percent increase in market interest rates would not be material to the overall fair value of debt.

We enter into interest rate swap agreements to hedge forecasted monthly interest rate payments on our variable rate debt. We are exposed to interest rate risk on our debt obligations and related interest rate swaps. As of December 31, 2022, we had $1,666.2 million in long-term debt principal outstanding from our Facilities, all of which is variable rate debt, as described in Note 11 to the Notes to Consolidated Financial Statements.

As of December 31, 2022, the Facilities represent our long-term debt obligations exposed to interest rate risk. We performed a sensitivity analysis based on the principal amount of debt as of December 31, 2022, as well as the effect of our interest rate swaps. Further, in this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. An increase or decrease of 100 basis points in the applicable interest rate would cause an increase or decrease in interest expense of $16.7 million on an annual basis ($15.6 million including the effect of our current interest rate swaps) as the 1-week and 1-month LIBOR were approximately 4.32% and 4.38%, respectively, as of December 31, 2022.

As of December 31, 2022, we have the following interest rate swaps agreements (collectively, the "Swap Agreements") (in millions):

Effective dates	Notional amount	Fixed rates
April 30, 2018 through April 30, 2023	$250.0	2.61%
January 31, 2019 through January 31, 2023	$300.0	2.65%

Under the terms of the Swap Agreements, we receive payments based on the 1-month LIBOR (approximately 4.38% as of December 31, 2022).

During the year ended December 31, 2022, the following interest rate swap agreement expired (in millions):

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

Opinion on Internal Control Over Financial Reporting

We have audited Black Knight, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of earnings and comprehensive earnings, equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2023 expressed an unqualified opinion on those consolidated financial statements.

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
February 28, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Black Knight, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Black Knight, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of earnings and comprehensive earnings, equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Acquisition of Optimal Blue, LLC

As discussed in Note 3 to the consolidated financial statements, the Company acquired Optimal Blue, LLC on September 15, 2020.

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

Assessment of revenue recognition for contracts with multiple performance obligations

As discussed in Notes 2 and 15 to the consolidated financial statements, the Company is often party to multiple concurrent contracts or contracts in which a customer may purchase a combination of products and services. For contracts with customers that contain various combinations of products and services, the Company must evaluate whether the promises within the contract are capable of being distinct and are distinct in the context of the contract. Distinct products or services are accounted for as separate performance obligations, while non-distinct products or services are combined with others to form a single performance obligation. Given the nature of the Company’s product and service offerings, there is complexity in determining whether the promises are separate performance obligations or a combined performance obligation. The identification of performance obligations, specifically for revenue contracts with professional services, influence the amount and timing of revenue recognition.

We identified the assessment of revenue recognition for contracts with multiple performance obligations as a critical audit matter. Specifically, the critical audit matter related to the Company’s identification of performance obligations for revenue contracts with professional services and the resulting accounting treatment. This was due to the extensive audit effort and complex auditor judgment required to evaluate the Company’s contracts in these circumstances.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the revenue recognition process. This included controls over the Company’s review of customer contracts for the identification of performance obligations. For selected new and modified revenue arrangements, we assessed the Company’s identification of performance obligations by evaluating the Company’s analysis of the revenue arrangements as compared to the revenue recognition standard and the underlying contracts and/or statements of work. In addition, for a sample of professional services revenue transactions, we assessed the Company’s identification of distinct and non-distinct performance obligations by evaluating the Company’s analysis through comparison to contract source documents and correspondence or through involvement of information technology professionals with specialized skills and knowledge in discussions with the Company’s product and service technicians.

/s/ KPMG LLP

We have served as the Company’s auditor since 2007.

Jacksonville, Florida

February 28, 2023

BLACK KNIGHT, INC.

Consolidated Balance Sheets

(In millions, except share data)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$12.2	$77.1
Trade receivables, net	193.5	191.8
Prepaid expenses and other current assets	132.1	83.0
Receivables from related parties	0.1	0.2
Current assets held for sale	5.8	—
Total current assets	343.7	352.1
Property and equipment, net	143.0	154.5
Software, net	443.7	497.0
Other intangible assets, net	470.1	613.2
Goodwill	3,747.8	3,817.3
Investments in unconsolidated affiliates	171.0	490.5
Deferred contract costs, net	192.6	196.0
Other non-current assets	246.2	230.3
Non-current assets held for sale	73.5	—
Total assets	$5,831.6	$6,350.9
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable and other accrued liabilities	$66.5	$64.5
Income taxes payable	28.4	11.8
Accrued compensation and benefits	82.8	91.4
Current portion of debt	33.6	32.5
Deferred revenues	59.9	64.6
Total current liabilities	271.2	264.8
Deferred revenues	42.4	81.5
Deferred income taxes	227.5	284.1
Long-term debt, net of current portion	2,621.7	2,362.6
Other non-current liabilities	47.9	78.7
Total liabilities	3,210.7	3,071.7
Commitments and contingencies (Note 13)
Redeemable noncontrolling interests	47.6	1,188.8
Equity:
Common stock; $0.0001 par value; 550,000,000 shares authorized; 160,040,598 shares issued and 155,930,399 shares outstanding as of December 31, 2022, and 160,040,598 shares issued and 155,357,705 shares outstanding as of December 31, 2021	—	—
Preferred stock; $0.0001 par value; 25,000,000 shares authorized; issued and outstanding, none as of December 31, 2022 and December 31, 2021	—	—
Additional paid-in capital	1,398.2	1,410.9
Retained earnings	1,417.1	968.2
Accumulated other comprehensive loss	(6.3)	(17.5)
Treasury stock, at cost, 4,110,199 shares as of December 31, 2022 and 4,682,893 shares as of December 31, 2021	(235.7)	(271.2)
Total shareholders’ equity	2,573.3	2,090.4
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$5,831.6	$6,350.9

See Notes to Consolidated Financial Statements.

BLACK KNIGHT, INC.

Consolidated Statements of Earnings and Comprehensive Earnings

(In millions, except per share data)

	Year ended December 31,
	2022	2021	2020
Revenues	$1,551.9	$1,475.2	$1,238.5
Expenses:
Operating expenses	872.3	793.9	669.6
Depreciation and amortization	369.6	365.0	270.7
Transition and integration costs	31.8	13.3	31.4
Total expenses	1,273.7	1,172.2	971.7
Operating income	278.2	303.0	266.8
Other income and expense:
Interest expense, net	(100.6)	(83.6)	(62.9)
Other (expense) income, net	(11.9)	(6.4)	16.4
Total other expense, net	(112.5)	(90.0)	(46.5)
Earnings before income taxes and equity in earnings of unconsolidated affiliates	165.7	213.0	220.3
Income tax expense	22.4	35.7	41.6
Earnings before equity in earnings of unconsolidated affiliates	143.3	177.3	178.7
Equity in earnings of unconsolidated affiliates, net of tax	306.7	2.6	67.1
Net earnings	450.0	179.9	245.8
Net losses attributable to redeemable noncontrolling interests	2.5	28.0	18.3
Net earnings attributable to Black Knight	$452.5	$207.9	$264.1
Other comprehensive earnings (losses):
Unrealized holding gains (losses), net of tax(1)	8.2	1.7	(23.9)
Reclassification adjustments for losses included in net earnings, net of tax(2)	4.5	15.3	12.2
Total unrealized gains (losses) on interest rate swaps, net of tax	12.7	17.0	(11.7)
Foreign currency translation adjustment, net of tax (3)	(1.2)	(0.4)	(0.1)
Unrealized (losses) gains on investments in unconsolidated affiliates, net of tax(4)	(0.3)	4.7	(6.8)
Other comprehensive earnings (loss)	11.2	21.3	(18.6)
Comprehensive earnings	461.2	201.2	227.2
Net losses attributable to redeemable noncontrolling interests	2.5	28.0	18.3
Comprehensive earnings attributable to Black Knight	$463.7	$229.2	$245.5
Net earnings per share attributable to Black Knight common shareholders:
Basic	$2.93	$1.34	$1.74
Diluted	$2.91	$1.33	$1.73
Weighted average shares of common stock outstanding (see Note 5):
Basic	154.4	155.1	152.0
Diluted	155.6	155.8	152.9
(1)	Net of income tax expense of $2.8 million and $0.6 million and income tax benefit of $8.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.
(2)	Amounts reclassified to net earnings relate to losses on interest rate swaps and are included in Interest expense, net above. Amounts are net of income tax benefit of $1.6 million, $5.2 million and $4.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.
(3)	Net of income tax benefit of $0.4 million for the year ended December 31, 2022 and less than $0.1 million for the years ended December 31, 2021 and 2020.
(4)	Net of income tax benefit of $0.1 million, income tax expense of $1.6 million and income tax benefit of $2.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

BLACK KNIGHT, INC.

Consolidated Statements of Equity - (Continued)

(In millions)

					Accumulated
			Additional		other			Total	Redeemable
	Common stock		paid-in	Retained	comprehensive	Treasury stock		shareholders'	noncontrolling
	Shares	$	capital	earnings	loss	Shares	$	equity	interests
Balance, December 31, 2021	160.0	$—	$1,410.9	$968.2	$(17.5)	4.7	$(271.2)	$2,090.4	$1,188.8
Fair value adjustment to redeemable noncontrolling interests in Optimal Blue Holdco, LLC	—	—	(17.3)	—	—	—	—	(17.3)	17.3
Acquisition of remaining redeemable noncontrolling interests in Optimal Blue Holdco, LLC	—	—	—	—	—	—	—	—	(1,156.0)
Grant of restricted shares of common stock	—	—	(52.1)	—	—	(0.9)	52.1	—	—
Forfeitures of restricted shares of common stock	—	—	2.4	—	—	—	(2.4)	—	—
Tax withholding payments for restricted share vesting		—	(17.8)	—	—	—	—	(17.8)	—
Vesting of restricted shares granted from treasury stock	—	—	14.2	—	—	0.3	(14.2)	—	—
Equity-based compensation expense	—	—	54.9	—	—	—	—	54.9	—
Net earnings (loss)	—	—	—	452.5	—	—	—	452.5	(2.5)
Equity-based compensation expense of unconsolidated affiliates	—	—	—	(3.6)	—	—	—	(3.6)	—
Foreign currency translation adjustment	—	—	—	—	(1.2)	—	—	(1.2)	—
Unrealized gains on interest rate swaps, net	—	—	—	—	12.7	—	—	12.7	—
Other comprehensive loss on investments in unconsolidated affiliates	—	—	—	—	(0.3)	—	—	(0.3)	—
Other	—	—	3.0	—	—	—	—	3.0	—
Balance, December 31, 2022	160.0	$—	$1,398.2	$1,417.1	$(6.3)	4.1	$(235.7)	$2,573.3	$47.6

See Notes to Consolidated Financial Statements.

BLACK KNIGHT, INC.

Consolidated Statements of Cash Flows

(In millions)

	Year ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net earnings	$450.0	$179.9	$245.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	369.6	365.0	270.7
Amortization of debt issuance costs and original issue discount	3.8	3.9	3.4
Loss on extinguishment of debt	—	2.5	—
Deferred income taxes, net	(160.0)	(17.0)	(20.6)
Equity in earnings of unconsolidated affiliates, net of tax	(306.7)	(2.6)	(67.1)
Equity-based compensation	54.9	41.7	39.4
Changes in assets and liabilities, net of acquired assets and liabilities:
Trade receivables, including receivables from related parties	(7.6)	(5.9)	6.0
Prepaid expenses and other assets	(64.0)	(42.5)	(3.6)
Deferred contract costs	(42.3)	(57.9)	(46.9)
Deferred revenues	(43.8)	(3.9)	(20.7)
Trade accounts payable and other liabilities	(2.2)	(13.3)	9.0
Net cash provided by operating activities	251.7	449.9	415.4
Cash flows from investing activities:
Additions to property and equipment	(27.2)	(28.5)	(23.9)
Additions to software	(93.1)	(85.1)	(89.3)
Business acquisitions, net of cash acquired	—	(302.6)	(1,869.4)
Investment in Dun & Bradstreet Holdings, Inc. ("DNB")	—	—	(100.0)
Asset acquisitions	—	(10.0)	(15.0)
Other investing activities	(4.0)	(3.6)	8.4
Net cash used in investing activities	(124.3)	(429.8)	(2,089.2)
Cash flows from financing activities:
Net proceeds from issuance of common stock, before offering expenses	—	—	484.6
Costs directly associated with issuance of common stock	—	—	(0.4)
Issuance of senior unsecured notes, net of original issue discount	—	—	990.0
Revolver borrowings	750.6	660.4	600.6
Revolver payments	(461.6)	(452.1)	(862.9)
Term loan borrowings	—	1.6	—
Term loan payments	(28.8)	—	(54.7)
(Payments made) contributions received for redeemable noncontrolling interests	(433.5)	—	578.0
Purchases of treasury stock	—	(146.7)	—
Tax withholding payments for restricted share vesting	(17.8)	(25.6)	(22.4)
Finance lease payments	(0.8)	(3.6)	(13.0)
Debt issuance costs paid	—	(7.7)	(2.4)
Other financing activities	(0.4)	(4.0)	(4.3)
Net cash (used in) provided by financing activities	(192.3)	22.3	1,693.1
Net (decrease) increase in cash and cash equivalents	(64.9)	42.4	19.3
Cash and cash equivalents, beginning of period	77.1	34.7	15.4
Cash and cash equivalents, end of period	$12.2	$77.1	$34.7
Supplemental cash flow information:
Interest paid, net	$(97.0)	$(80.4)	$(46.8)
Income taxes paid, net	$(165.1)	$(52.7)	$(52.5)

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

Reporting Segments

We conduct our operations through two reporting segments, (1) Software Solutions and (2) Data and Analytics. See further discussion in Note 19 — Segment Information.

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

TitlePoint Transaction

On November 18, 2022, we entered into a definitive agreement to sell our TitlePoint line of business (“TitlePoint”) within our Data and Analytics reporting segment to an affiliate of Fidelity National Financial, Inc. (“FNF”) for $225 million in cash, subject to a customary working capital adjustment. In connection with the contribution of Property Insight, LLC, which included TitlePoint, by affiliates of FNF to an affiliate of Black Knight in 2014, FNF had the right to repurchase TitlePoint in the event of a change in control of Black Knight. In connection with the proposed ICE Transaction, FNF notified us of its desire to repurchase TitlePoint. The TitlePoint transaction closed on January 1, 2023. Assets sold as part of the transaction are classified as assets held for sale on the Consolidated Balance Sheets as of December 31, 2022. Refer to Note 2 — Significant Accounting Policies for additional information.

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

We consolidate variable interest entities (“VIEs”) if we are considered the primary beneficiary because we have (a) the power to direct matters that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. For VIEs where we are not the primary beneficiary and do not control the VIE, but have the ability to exercise significant influence over the VIE, we use the equity method of accounting to report their results. The determination of the primary beneficiary involves judgment. Refer to the “Investments in Unconsolidated Affiliates” section below for additional information related to our equity method investments. Refer to the “Redeemable Noncontrolling Interests” section below and Note 3 — Business Acquisitions for additional information related to our acquisition of Optimal Blue Holdco, LLC (“Optimal Blue Holdco”).

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

Cash and cash equivalents are unrestricted and consist of the following (in millions):

	December 31,
	2022	2021
Cash	$4.3	$24.0
Cash equivalents	7.9	53.1
Cash and cash equivalents	$12.2	$77.1

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Trade Receivables, Net

A summary of Trade receivables, net of allowance for credit losses is as follows (in millions):

	December 31,
	2022	2021
Trade receivables — billed	$150.4	$147.4
Trade receivables — unbilled	48.0	47.1
Trade receivables	198.4	194.5
Allowance for credit losses	(4.9)	(2.7)
Trade receivables, net	$193.5	$191.8

Allowance for Credit Losses

We record our billed and unbilled trade receivables and contract assets at their amortized cost less an allowance for estimated credit losses that are not expected to be recovered over the assets’ remaining lifetime based on management’s expectation of collectibility. We base our estimate on multiple factors including historical experience with bad debts, our relationship with our clients and their credit quality, the aging of respective asset balances, current macroeconomic conditions and management’s expectations of conditions in the future. Our allowance for expected credit losses is based on management’s assessment of the collectibility of assets with similar risk characteristics. We pool our respective asset balances based on risk characteristics primarily related to financial asset type, extent of client relationship, product/solution, business division and delinquency status.

Subsequent changes in the allowance are recorded in Operating expenses. We write off trade receivables in the period when the likelihood of collection of a trade receivable balance is considered remote.

The rollforward of allowance for credit losses for Trade receivables, net is as follows (in millions):

	Year ended December 31,
	2022	2021	2020
Beginning balance	$(2.7)	$(2.1)	$(1.3)
Effect of ASU 2016-13 adoption(1)	—	—	(0.5)
Bad debt expense	(3.8)	(1.2)	(1.2)
Write-offs, net of recoveries	0.9	0.6	0.9
Assets held for sale reclassification(2)	0.7	—	—
Ending balance	$(4.9)	$(2.7)	$(2.1)

(1)	On January 1, 2020, we adopted ASU 2016-13, Financial Instruments — Credit Losses, as well as several other related updates. Refer to section "Recent Accounting Pronouncements" below for details.
(2)	Trade receivables and the related allowance for credit losses related to TitlePoint were reclassified to Assets held for sale in our Consolidated Balance Sheets as of December 31, 2022. Refer to the Assets held for sale section below.

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in millions):

	December 31,
	2022	2021
Prepaid expenses	$83.0	$44.7
Contract assets, net	24.8	23.0
Income tax receivables	12.5	6.5
Other current assets	11.8	8.8
Prepaid expenses and other current assets	$132.1	$83.0

Contract Assets

A contract asset represents our expectation of receiving consideration in exchange for products or services that we have provided to our client but invoicing is contingent on our completion of other performance obligations or contractual milestones, primarily related to our loan origination system solutions. Contract assets and liabilities, or deferred revenues, are determined and presented on a net basis at the contract level since the rights and obligations in a contract with a client are interdependent. In contrast, a receivable is our right to consideration that is unconditional except for the passage of time required before payment of that consideration is due. The difference in timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables, contract assets and deferred revenues from client advances and deposits. We assess contract assets for impairment. Our short-term contract assets are included in Prepaid expenses and other current assets in our Consolidated Balance Sheets and includes an allowance for estimated credit losses of $0.3 million and $0.2 million as of December 31, 2022 and 2021, respectively. Our long-term contract assets are included in Other non-current assets in our Consolidated Balance Sheets. Refer to the section titled “Other Non-Current Assets” section below.

Assets Held for Sale

As noted in Note 1 – Basis of Presentation, on November 18, 2022 we entered into a definitive agreement to sell our TitlePoint line of business within our Data and Analytics reporting segment to an affiliate of FNF and the transaction was completed on January 1, 2023. The assets sold as part of the transaction meet the criteria to be classified as assets held for sale in the Consolidated Balance Sheets as of December 31, 2022 and were measured at the lower of carrying value or fair value less costs to sell. There were no impairment charges for the assets held for sale. The sale does not represent a strategic shift for us and does not qualify for reporting as a discontinued operation for financial statement purposes.

The major classes of assets included in Assets held for sale consist of the following (in millions):

December 31, 2022
Trade receivables, net	$5.7
Software, net	3.2
Goodwill	69.4
Other current and non-current assets	1.0
Total assets held for sale	$79.3

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

For software products to be sold, leased or marketed, all costs incurred to establish technological feasibility are research and development costs and are expensed as they are incurred. Costs incurred subsequent to establishing technological feasibility, such as developers’ salaries, related payroll costs and costs of independent contractors, are capitalized and amortized on a product-by-product basis commencing on the date of general release to clients. We do not capitalize any costs once the product is available for general release to clients. Judgment is required in determining when technological feasibility of a product is established. The timing of when various research and development projects become technologically feasible or ready for release can cause fluctuations in the amount of research and development costs that are expensed or capitalized in any given period. Generally, we amortize capitalized costs on a straight-line basis. However, we use an accelerated amortization method equal to the ratio of revenues generated by the software solution in the current year as a percentage of the estimated current and future revenues over its estimated useful life if that ratio is greater than the percentage to be amortized using the straight-line method.

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

Amortization expense for software is recorded using the straight-line method over the software’s estimated useful life, generally ranging from 5 to 10 years. In January 2023, we completed an assessment of the useful lives of certain origination software solutions. Due to investments in the software and changes in technology, we determined we should increase the estimated useful lives of certain origination software solutions from 5 years to 7 years. This change in accounting estimate will be effective as of January 1, 2023.

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

Investments in Unconsolidated Affiliates

Investments in entities that we have the ability to exercise significant influence over, but not control, are accounted for using the equity method of accounting. Under the equity method of accounting, investments are recorded at the initial cost and are adjusted for subsequent additional investments and our share of earnings or losses and distributions. We record our share of equity-based compensation expense of unconsolidated affiliates as an adjustment to our investment with a related adjustment to our equity. We determined that cash dividends received from our equity method investment represent a return on investment and are recorded as a reduction in the carrying value of our investment and classified as cash flows from operating activities on our Consolidated Statements of Cash flows.

On July 6, 2020, our investment in Star Parent, L.P. (“Star Parent”), a former non-wholly owned subsidiary (and former parent of Dun & Bradstreet Holdings, Inc. (“DNB”)) was exchanged for an investment in DNB in conjunction with their initial public offering (“DNB IPO”). We own less than 20% of DNB but are considered to have the ability to exercise significant influence, but not control, primarily through our investment in DNB and an agreement with certain other DNB investors pursuant to which we agreed to collectively vote together on matters related to the election of DNB directors for a period of three years following the DNB IPO. For these reasons, we continue to account for our investment using the equity method of accounting. Our investment in DNB is recorded within Investments in unconsolidated affiliates on our Consolidated Balance Sheets, and related earnings and losses, including the related earnings and losses of our investment in Star Parent for the year ended December 31, 2020, are recorded in Equity in earnings of unconsolidated affiliates, net of tax in our Consolidated Statements of Earnings and Comprehensive Earnings. Refer to Note 4 – Investments in Unconsolidated Affiliates for additional information.

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

Leases

We determine if an arrangement is a lease at contract inception. Right-of-use assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments according to the arrangement. Operating and finance lease right-of-use assets and lease liabilities are recognized as of the lease commencement date based on the present value of the lease payments over the lease term. We use the implicit rate when it is readily determinable. Otherwise, we use our incremental borrowing rate based on the information available as of the lease commencement date in determining the present value of lease payments. The lease term we use for the valuation of our right-of-use assets and lease liabilities may include options to extend or terminate the lease when it is reasonably certain that we will exercise those options. Lease expense is recognized on a straight-line basis over the expected lease term. From time to time, we may abandon one or more of our leased assets. Upon abandonment, we accelerate the amortization of right-of-use assets within lease expense.

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

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other Non-Current Assets

Other non-current assets consist of the following (in millions):

	December 31,
	2022	2021
Contract assets, net	$107.9	$80.2
Property records database	60.5	60.6
Right-of-use assets	24.8	32.9
Deferred compensation plan related assets	23.4	25.2
Contract credits	23.2	23.6
Prepaid expenses	4.4	4.5
Other	2.0	3.3
Other non-current assets	$246.2	$230.3

Non-current contract assets, net includes an allowance for estimated credit losses of $6.6 million and $1.2 million as of December 31, 2022 and 2021, respectively.

Trade Accounts Payable and Other Accrued Liabilities

Trade accounts payable and other accrued liabilities consist of the following (in millions):

	December 31,
	2022	2021
Trade accounts payable	$11.0	$7.9
Lease liabilities, current	8.7	10.8
Other taxes payable and accrued	6.1	4.8
Accrued interest	12.6	12.3
Accrued client liabilities	2.6	3.8
Other	25.5	24.9
Trade accounts payable and accrued liabilities	$66.5	$64.5

Deferred Revenues

Deferred revenues, or contract liabilities, represent our obligation to transfer products or services to our clients for which we have received consideration, or an amount of consideration is due, from the client. During the years ended December 31, 2022, 2021 and 2020, revenues recognized related to the amount included in the Deferred revenues balance at the beginning of each year were $78.4 million, $48.9 million and $49.5 million, respectively.

Other Non-Current Liabilities

Other non-current liabilities consist of the following (in millions):

	December 31,
	2022	2021
Lease liabilities, non-current (Note 14)	$17.4	$26.4
Deferred compensation plan	21.4	24.4
Unrealized losses on interest rate swaps (Note 11)	—	13.9
Other	9.1	14.0
Other non-current liabilities	$47.9	$78.7

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

Redeemable Noncontrolling Interests

Prior to February 15, 2022, Optimal Blue Holdco was a non-wholly owned subsidiary and considered a VIE. We were the primary beneficiary of Optimal Blue Holdco through our controlling interest and our rights under the Second Amended and Restated Limited Liability Company Agreement of Optimal Blue Holdco dated November 24, 2020 (the “OB Holdco LLC Agreement”). As such, we controlled Optimal Blue Holdco and its subsidiaries, and we consolidated its financial position and results of operations. Prior to February 15, 2022, we owned 60% of Optimal Blue Holdco. Redeemable noncontrolling interests primarily represented the collective 40% equity interest in Optimal Blue Holdco owned by Cannae Holdings, LLC ("Cannae") and affiliates of Thomas H. Lee Partners, L.P. ("THL"). As these redeemable noncontrolling interests provided for redemption features not solely within our control, they were presented outside of shareholders' equity.

On February 15, 2022, we entered into a purchase agreement with Cannae and THL and acquired all of their issued and outstanding Class A units of Optimal Blue Holdco through Optimal Blue I, LLC (“Optimal Blue I”), a Delaware limited liability company and our wholly-owned subsidiary, in exchange for aggregate consideration of 36.4 million shares of DNB common stock valued at $722.5 million and $433.5 million in cash. The cash portion of the consideration is included as a financing cash outflow on the Consolidated Statements of Cash Flows and was funded with borrowings under our revolving credit facility. The aggregate consideration of $1.156 billion and number of shares of DNB common stock paid to Cannae and THL was based on the 20-day volume-weighted average trading price of DNB for the period ended on February 14, 2022. Since February 15, 2022, we own 100% of the Class A units of Optimal Blue Holdco.

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

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Operating Expenses

Operating expenses include all costs, excluding depreciation and amortization, incurred by us to produce revenues. Operating expenses primarily include compensation costs, including equity-based compensation and benefits, software and hardware maintenance costs, professional services fees, rent-related costs, software subscription costs and cloud computing costs. Equity-based compensation is included within Corporate and Other in Note 19 — Segment Information.

General and administrative expenses, which are primarily included in Operating expenses within Corporate and Other in Note 19 — Segment Information, include compensation costs, including benefits and equity-based compensation, professional services fees, insurance, rent-related costs, software subscription costs and other costs associated with the enterprise risk, finance, human resources, marketing, legal and other support functions.

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

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The fair value of our restricted stock awards is measured based on the closing market price of our stock on the grant date. The fair value of the Optimal Blue Holdco profit interest units (“OB PIUs”) is measured using the Black-Scholes model. Income tax effects of awards are recorded in our Consolidated Statements of Earnings and Comprehensive Earnings when the awards vest or are settled. We account for forfeitures as they occur.

Depreciation and Amortization

Depreciation and amortization includes the following (in millions):

	Year ended December 31,
	2022	2021	2020
Other intangible assets	$143.1	$159.1	$86.6
Software	143.1	131.3	110.4
Property and equipment	38.4	40.4	39.8
Deferred contract costs	45.0	34.2	33.9
Total	$369.6	$365.0	$270.7

Deferred contract costs amortization for the years ended December 31, 2022, 2021 and 2020 includes accelerated amortization of $5.9 million, $0.5 million and $0.1 million, respectively.

Transition and Integration Costs

Transition and integration costs primarily consists of costs related to the ICE Transaction, costs associated with acquisitions including costs pursuant to purchase agreements and expense reduction initiatives.

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

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This update requires contract assets and contract liabilities acquired in business combinations to be recognized and measured in accordance with ASC Topic 606, Revenues from Contracts with Customers. It is expected that an acquirer will generally recognize and measure acquired contract assets and contract liabilities in a manner consistent with how the acquiree recognized and measured them in its pre-acquisition

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

financial statements. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022 with early adoption permitted, including in an interim period. We early adopted this update in the fourth quarter of 2021 and applied its amendments to each of our 2021 acquisitions. This update did not have a material effect on our consolidated financial statements and related disclosures.

(3)Business Acquisitions

2021 Acquisitions

On March 16, 2021, we completed the acquisition of the technology assets and business of NexSpring Financial, LLC (“NexSpring”), which is reported within our Software Solutions segment, to broaden our ability to serve mortgage brokers.

On May 17, 2021, we completed the acquisition of 100% of the equity interests in eMBS, Inc. (“eMBS”), a leading data and analytics aggregator for residential mortgage-backed securities, which is reported within our Data & Analytics segment, to solidify and further expand our market leadership in solutions and data for agency-backed securities.

On July 7, 2021, we completed the acquisition of 100% of the equity interests in TOMN Holdings, Inc. and its subsidiaries (“Top of Mind”), which is reported within our Software Solutions segment. Top of Mind is the developer of SurefireSM, a leading customer relationship management and marketing automation system for the mortgage industry.

2020 Acquisitions

On March 3, 2020, we completed the acquisition of Collateral Analytics, LLC (“Collateral Analytics”), which is reported within our Data and Analytics segment because it enhances our real estate solutions and automated valuation model offerings.

On August 27, 2020, we completed the acquisition of DocVerify®, which is reported within our Software Solutions segment and helps accelerate Black Knight’s goal of digitizing the entirety of the real estate and mortgage continuum as DocVerify®’s trusted and proven digital document verification capabilities are integrated with Expedite®Close, our digital closing platform.

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

On September 15, 2020, we completed a series of transactions and completed the acquisition of Optimal Blue. In connection with the acquisition of Optimal Blue, we contributed $762.0 million in cash and Compass Analytics, LLC ("Compass Analytics") to Optimal Blue Holdco. In addition, Black Knight InfoServ, LLC ("BKIS"), our indirect, wholly-owned subsidiary, provided $500.0 million in cash in exchange for a note with Optimal Blue Holdco (the "OB Holdco Note"). The OB Holdco Note bears interest at a rate of 6.125%, which is payable on a semi-annual basis beginning March 1, 2021, and matures on September 1, 2028. Immediately prior to the closing of the Optimal Blue acquisition, we, together with BKT, our indirect, wholly-owned subsidiary, Optimal Blue Holdco, Cannae and THL, entered into the initial OB Holdco LLC Agreement. As of December 31, 2021, we owned 60% of Optimal Blue Holdco.

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

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Total cash paid net of cash acquired for our 2020 acquisitions was $1,869.4 million.

Allocation of purchase price

The following table summarizes the total purchase price consideration and the fair value amounts recognized for the assets acquired and liabilities assumed, including the effect of measurement period adjustments (in millions):

2021
Acquisitions(1)
Cash paid	$307.6
Contingent consideration(2)	4.4
Less: cash acquired	(5.0)
Total consideration, net	$307.0

Software	$34.9
Other intangible assets(3)	80.0
Goodwill	211.9
Other current and non-current assets	4.2
Total assets acquired	331.0
Deferred income taxes	15.6
Current and other non-current liabilities	8.4
Total liabilities assumed	24.0
Net assets acquired	$307.0
(1)	During the year ended December 31, 2022, we recorded a measurement period adjustment of $0.1 million primarily related to deferred income taxes for certain book and tax basis differences as we completed the tax return filings for the pre-acquisition period.
(2)	The NexSpring purchase agreement requires us to pay additional cash consideration based on NexSpring revenues recognized over the three-year period subsequent to the acquisition.
(3)	Other intangible assets primarily consist of client relationships assets of $76.3 million.

For the years ended December 31, 2021 and 2020, we incurred direct transaction costs of $3.8 million and $15.0 million in connection with our 2021 acquisitions and the acquisition of Optimal Blue in 2020, respectively. Transaction costs are included in Transition and integration costs on the Consolidated Statements of Earnings and Comprehensive Earnings.

For the period September 15, 2020 through December 31, 2020, Optimal Blue’s revenues of $37.6 million and pre-tax loss of $19.0 million are included in our Consolidated Statements of Earnings and Comprehensive Earnings.

Unaudited Pro Forma Results

Our 2021 and 2020 acquisitions, excluding Optimal Blue, were not material individually or in the aggregate to our consolidated financial statements.

Unaudited pro forma results of operations for the year ended December 31, 2020, assuming the Optimal Blue acquisition had occurred as of January 1, 2020, are presented below (in millions, except per share amounts):

December 31, 2020
Revenues	$1,320.0
Net earnings	$200.6

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The unaudited pro forma results include certain pro forma adjustments that were directly attributable to the acquisition, assuming the acquisition had occurred on January 1, 2020, including the following:

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

(4)Investments in Unconsolidated Affiliates

DNB Investment

DNB is a leading global provider of business decisioning data and analytics. On July 6, 2020, our investment in Star Parent was exchanged for an investment in DNB in conjunction with the DNB IPO. As of July 6, 2020, our ownership interest in DNB outstanding common stock was 13.0%.

On January 8, 2021, DNB completed its acquisition of Bisnode Business Information Group AB (the “Bisnode acquisition”). In connection with the Bisnode acquisition, DNB issued 6.2 million shares of common stock, which resulted in a decrease in our ownership interest in DNB to 12.8% at that time.

On February 15, 2022, we exchanged approximately 36.4 million shares of DNB common stock in connection with our acquisition of the remaining Class A units in Optimal Blue Holdco from Cannae and THL. The number of shares of DNB common stock was valued at $722.5 million based on the 20-day volume-weighted average trading price of DNB for the period ended February 14, 2022. We recognized a gain of $305.4 million, net of tax of $102.6 million, related to this transaction. As of December 31, 2022, we owned 18.5 million shares of DNB common stock for an ownership interest of approximately 4% of DNB’s outstanding common stock.

During the year ended December 31, 2022, we received quarterly cash dividends for a total of $1.8 million related to our ownership in DNB common stock. On February 9, 2023 DNB declared a quarterly cash dividend of $0.05 per share payable on March 16, 2023 to DNB’s shareholders of record as of March 2, 2023.

As of December 31, 2022, DNB’s closing share price was $12.26, and the fair value of our investment in DNB was $226.5 million before tax. Assuming a statutory tax rate of 25.5%, the estimated after-tax value of our investment in DNB was $211.0 million.

Summarized consolidated financial information for DNB is presented below (in millions):

	December 31,
	2022	2021
Current assets	$703.9	$718.0
Non-current assets	8,768.0	9,279.2
Total assets	$9,471.9	$9,997.2

Current liabilities, including short-term debt	$1,102.6	$1,004.9
Non-current liabilities	4,860.9	5,247.0
Total liabilities	5,963.5	6,251.9
Total equity	3,508.4	3,745.3
Total liabilities and shareholders' equity	$9,471.9	$9,997.2

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year ended December 31,
	2022	2021	2020
Revenue	$2,224.6	$2,165.6	$1,738.7
Loss before provision (benefit) for income taxes and equity in net income of affiliates	$(27.2)	$(45.2)	$(226.4)
Net income (loss)	$4.1	$(65.9)	$(111.6)
Net loss attributable to DNB	$(2.3)	$(71.7)	$(180.6)

The summarized consolidated financial information above was derived from DNB’s audited consolidated financial statements as of and for the years ended December 31, 2022, 2021 and 2020. Effective January 1, 2021, DNB eliminated the one-month reporting lag for its subsidiaries outside North America and aligned the fiscal year-end for all its subsidiaries to December 31. DNB applied this change in their accounting policy retrospectively. The effect of this change in accounting policy did not have a material impact to our results of operations or financial condition and is included in our accounting for our investment in DNB for the year ended December 31, 2021.

Equity in earnings (losses) of unconsolidated affiliates, net of tax consists of the following (in millions):

	Year ended December 31,
	2022	2021	2020
Equity in earnings (losses) of unconsolidated affiliates, net of tax	$1.3	$(7.3)	$(26.1)
Gain related to DNB investment, net of tax	305.4	—	—
Non-cash gain related to DNB's issuance of common stock, net of tax	—	9.9	88.2
Sale of an equity method investment, net of tax(1)	—	—	5.0
Equity in earnings of unconsolidated affiliates, net of tax	$306.7	$2.6	$67.1
(1)	On May 15, 2020, we sold our interest in an equity method investment and recognized a gain of $5.0 million, net of tax, which is included in Equity in earnings of unconsolidated affiliates, net of tax in our Consolidated Statements of Earnings and Comprehensive Earnings for the year ended December 31, 2020. In connection with the sale, we received $8.4 million in cash at closing and recorded a receivable of $1.8 million. In June 2021, we received the remaining $1.8 million. The original investment was not material to Black Knight.

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

	Year ended December 31,
	2022	2021	2020
Basic:
Net earnings attributable to Black Knight	$452.5	$207.9	$264.1
Shares used for basic net earnings per share:
Weighted average shares of common stock outstanding	154.4	155.1	152.0
Basic net earnings per share	$2.93	$1.34	$1.74

Diluted:
Net earnings attributable to Black Knight	$452.5	$207.9	$264.1
Shares used for diluted net earnings per share:
Weighted average shares of common stock outstanding	154.4	155.1	152.0
Dilutive effect of unvested restricted shares of common stock and OB PIUs	1.2	0.7	0.9
Weighted average shares of common stock, diluted	155.6	155.8	152.9
Diluted net earnings per share	$2.91	$1.33	$1.73

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

In June 2021, we entered into a five-year agreement with DNB to provide certain products and data over the term of the agreement, as well as professional services, for an aggregate fee of approximately $34 million over the term of the agreement. During the same period, we also entered into an agreement with DNB for access to certain of their data assets for an aggregate fee of approximately $24 million over the term of the agreement. In addition, we jointly market certain solutions and data.

In 2020, we entered into a services agreement with DNB. The agreement is cancellable upon mutual agreement. Pursuant to the agreement, we provide DNB certain support services in exchange for fees in an amount of our cost plus a 10% markup.

The following is a summary of amounts related to agreements with DNB included in our Consolidated Balance Sheets (in millions):

	December 31,
	2022	2021
Receivables from related parties	$0.1	$0.2
Prepaid expenses and other current assets	2.3	2.3
Deferred revenues (current)	6.2	6.2
Deferred revenues (non-current)	—	1.4

The following is a summary of amounts related to agreements with DNB included in our Consolidated Statements of Earnings and Comprehensive Earnings (in millions):

	Year ended December 31,
	2022	2021
Revenues	$7.4	$2.9
Operating expenses	4.7	2.3

For the year ended December 31, 2020, the amounts related to agreements with DNB included in our Consolidated Statements of Earnings and Comprehensive Earnings were less than $0.1 million.

During the year ended December 31, 2022, we received quarterly cash dividends totaling $1.8 million from DNB. Refer to Note 4 – Investments in Unconsolidated Affiliates for additional details.

Trasimene

During the year ended December 31, 2020, we entered into a non-exclusive advisory services agreement with Trasimene Capital Management, LLC ("Trasimene") for services that may include evaluating, negotiating and closing

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

(7)Property and Equipment

Property and equipment, net consist of the following (in millions):

	December 31,
	2022	2021
Computer equipment	$227.6	$256.6
Buildings and improvements	93.4	90.5
Furniture, fixtures and other equipment	12.1	12.1
Land	11.9	11.9
Leasehold improvements	9.9	9.8
Property and equipment	354.9	380.9
Accumulated depreciation and amortization	(211.9)	(226.4)
Property and equipment, net	$143.0	$154.5

(8)Software

Software, net consists of the following (in millions):

	December 31,
	2022	2021
Internally developed software	$1,182.9	$1,123.6
Purchased software	96.3	94.3
Software	1,279.2	1,217.9
Accumulated amortization	(835.5)	(720.9)
Software, net	$443.7	$497.0

During the year ended December 31, 2020, software valued at $25.5 million was received related to agreements previously entered into in 2019 to acquire software in exchange for a combination of cash consideration and certain of our products and services. The transaction resulted in non-cash investing activity of $10.5 million for the year ended December 31, 2020.

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Estimated amortization expense on software for the next five fiscal years is as follows (in millions):

2023(1)	$136.9
2024	95.0
2025	79.1
2026	55.2
2027	40.9
(1)	Assumes assets not in service as of December 31, 2022 are placed in service equally throughout the year.

(9)Other Intangible Assets

Other intangible assets consist of the following (in millions):

	December 31, 2022			December 31, 2021
	Gross carrying	Accumulated	Net carrying	Gross carrying	Accumulated	Net carrying
	amount	amortization	amount	amount	amortization	amount
Client relationships	$1,282.2	$(819.1)	$463.1	$1,282.2	$(680.6)	$601.6
Other	22.5	(15.5)	7.0	22.5	(10.9)	11.6
Total intangible assets	$1,304.7	$(834.6)	$470.1	$1,304.7	$(691.5)	$613.2

Estimated amortization expense on other intangible assets for the next five fiscal years is as follows (in millions):

2023	$118.5
2024	92.4
2025	77.8
2026	63.0
2027	49.2

(10)Goodwill

Goodwill consists of the following (in millions):

	Software	Data and
	Solutions	Analytics	Total
Balance, December 31, 2020	$3,415.8	$197.6	$3,613.4
2021 acquisitions	194.7	17.3	212.0
2020 Optimal Blue acquisition	(8.1)	—	(8.1)
Balance, December 31, 2021	3,602.4	214.9	3,817.3
2021 Top of Mind acquisition	(0.1)	—	(0.1)
Assets held for sale	—	(69.4)	(69.4)
Balance, December 31, 2022	$3,602.3	$145.5	$3,747.8

The decrease in goodwill during the year ended December 31, 2022 primarily relates to the assets held for sale for the TitlePoint transaction. Refer to Note 1 – Basis of Presentation and Note 2 – Significant Accounting Policies. The decrease in goodwill during the year ended December 31, 2021 related to a measurement period adjustment primarily related to deferred income taxes related to the acquisition of Optimal Blue. Refer to Note 3 – Business Acquisitions.

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(11)Long-Term Debt

Long-term debt consists of the following (in millions):

	December 31,
	2022	2021
Term A Loan	$1,121.2	$1,150.0
Revolving Credit Facility	545.0	256.0
Senior Notes	1,000.0	1,000.0
Other	5.0	8.9
Total long-term debt principal	2,671.2	2,414.9
Less: current portion of long-term debt	(33.6)	(32.5)
Long-term debt before debt issuance costs and discount	2,637.6	2,382.4
Less: debt issuance costs and discount	(15.9)	(19.8)
Long-term debt, net of current portion	$2,621.7	$2,362.6

Principal Maturities of Debt

As of December 31, 2022, principal maturities are as follows (in millions):

2023	$33.7
2024	57.5
2025	57.5
2026	1,522.5
Thereafter	1,000.0
Total	$2,671.2

2021 Credit Agreement

On March 10, 2021, our indirect subsidiary BKIS entered into a second amended and restated credit and guaranty agreement (the “2021 Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, the guarantors party thereto, the other agents party thereto and the lenders party thereto. The 2021 Credit Agreement replaced the previous 2018 amended and restated credit and guaranty agreement that provided for (i) a $1,250.0 million term loan A facility and (ii) a $750.0 million revolving credit facility.

The 2021 Credit Agreement provides for (i) a $1,150.0 million term loan A facility (the “Term A Loan”) and (ii) a $1,000.0 million revolving credit facility (the “Revolving Credit Facility” and, together with the Term A Loan, collectively, the “Facilities”), the proceeds of which were used to repay in full the indebtedness outstanding under the prior BKIS credit agreement. As a result of the refinancing, we recognized $2.5 million of expense during the year ended December 31, 2021 in Other expense, net on the Consolidated Statement of Earnings and Comprehensive Earnings.

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

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of December 31, 2022, the interest rate for the Facilities was based on the Eurodollar rate plus a margin of 150 basis points. We had $455.0 million capacity on the Revolving Credit Facility, and the unused commitment fee was 20 basis points. The interest rates on the Term A Loan and the Revolving Credit Facility were 5.9% and 5.8%, respectively.

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

Senior Notes

On August 26, 2020, BKIS completed the issuance and sale of $1.0 billion aggregate principal amount of 3.625% senior unsecured notes (the "Senior Notes"). The Senior Notes have a coupon rate of 3.625% and mature on September 1, 2028. Interest is paid semi-annually in arrears on September 1 and March 1 of each year, commencing March 1, 2021. The obligations under the Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis by the same guarantors that guarantee the 2021 Credit Agreement (collectively, the “Guarantors”). The Senior Notes are effectively subordinated to any obligations that are secured, including obligations under the 2021 Credit Agreement, to the extent of the value of the assets securing those obligations. The Senior Notes are structurally subordinated to all liabilities of BKIS’ subsidiaries that do not guarantee the Senior Notes. The net proceeds of the offering, along with cash on hand and contributions from Cannae and THL, were used to partially finance the acquisition of Optimal Blue Holdco.

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

Fair Value of Long-Term Debt

The fair values of our Facilities and Senior Notes are based upon established market prices for the securities using Level 2 inputs. The fair value of our Facilities approximates their carrying value on December 31, 2022. The fair value of our Senior Notes as of December 31, 2022 was $870.0 million compared to its carrying value of $991.1 million, net of original issue discount and debt issuance costs.

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Interest Rate Swaps

We enter into interest rate swap agreements to hedge forecasted monthly interest rate payments on our floating rate debt. As of December 31, 2022, we had the following interest rate swap agreements (collectively, the "Swap Agreements") (in millions):

Effective dates	Notional amount	Fixed rates
April 30, 2018 through April 30, 2023	$250.0	2.61%
January 31, 2019 through January 31, 2023	$300.0	2.65%

Under the terms of the Swap Agreements, we receive payments based on the 1-month LIBOR (approximately 4.38% as of December 31, 2022). During the years ended December 31, 2022 and 2021, the following interest rate swap agreements expired (in millions):

Effective dates	Notional amount	Fixed rates
September 29, 2017 through September 30, 2021	$200.0	1.69%
March 31, 2017 through March 31, 2022	$200.0	2.08%

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

The estimated fair values of our Swap Agreements are as follows (in millions):

	December 31,
Balance sheet accounts	2022	2021
Other current assets	$2.2	$—

Other current liabilities	$—	$1.0
Other non-current liabilities	$—	$13.9

A cumulative gain of $2.2 million ($1.6 million net of tax) and cumulative loss of $14.9 million ($11.1 million net of tax) is reflected in Accumulated other comprehensive loss as of December 31, 2022 and December 31, 2021, respectively.

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Below is a summary of the effect of derivative instruments on amounts recognized in Other comprehensive loss ("OCE") on the accompanying Consolidated Statements of Earnings and Comprehensive Earnings (in millions):

	Year ended December 31,
	2022		2021		2020
		Amount of loss		Amount of loss		Amount of loss
	Amount of gain	reclassified from	Amount of gain	reclassified from	Amount of loss	reclassified from
	recognized	Accumulated OCE	recognized	Accumulated OCE	recognized	Accumulated OCE
	in OCE	into Net earnings	in OCE	into Net earnings	in OCE	into Net earnings
Swap agreements	$8.2	$4.5	$1.7	$15.3	$(23.9)	$12.2

As of December 31, 2022, the remaining balance in Accumulated other comprehensive loss is expected to be reclassified into Interest expense, net over the remaining term (less than 1 year).

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

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in millions):

	December 31, 2022				December 31, 2021
	Carrying	Fair value			Carrying	Fair value
	amount	Level 1	Level 2	Level 3	amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents (Note 2)	$12.2	$12.2	$—	$—	$77.1	$77.1	$—	$—
Interest rate swaps (Note 11)	2.2	—	2.2	—	—	—	—	—

Liabilities:
Interest rate swaps (Note 11)	—	—	—	—	14.9	—	14.9	—
Contingent consideration	0.7	—	—	0.7	4.9	—	—	4.9

Redeemable noncontrolling interests	47.6	—	—	47.6	1,188.8	—	—	1,188.8

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

The following table presents a summary of the change in fair value of our Level 3 fair value measurements (in millions):

Beginning balance, December 31, 2021	$1,193.7
Contingent consideration adjustments related to prior year acquisition(1)	(4.2)
Acquisition of remaining outstanding Class A redeemable noncontrolling interests in Optimal Blue Holdco (Note 2)	(1,156.0)
Fair value adjustment to redeemable noncontrolling interests in Optimal Blue Holdco	14.8
Ending balance, December 31, 2022	$48.3
(1)	The adjustments to contingent consideration for prior year acquisitions are included in Transition and integration costs in the Consolidated Statements of Earnings and Comprehensive Earnings.

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

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Shortly after the filing of the Black Knight Complaint, on November 6, 2019, PennyMac filed an Antitrust Complaint (the “PennyMac Complaint”) against Black Knight in the United States District Court for the Central District of California. The PennyMac Complaint included causes of action for alleged monopolization and attempted monopolization under Section 2 of the Sherman Antitrust Act, violation of California’s Cartwright Act, violation of California’s Unfair Competition Law and common law unfair competition under California law. The PennyMac Complaint sought equitable remedies, damages and other monetary relief, including treble and punitive damages. Generally, PennyMac alleged that Black Knight relies on various anticompetitive, unfair and discriminatory practices to maintain and to enhance its dominance in the mortgage servicing platform market and in an attempt to monopolize the platform software applications market. Black Knight moved to dismiss the PennyMac Complaint or have the action transferred to Florida based upon a forum selection clause in the agreement with BKST. On February 13, 2020, the judge granted Black Knight's motion to transfer the case to Florida and denied as moot the motion to dismiss. On April 17, 2020, PennyMac filed a notice of dismissal of this action without prejudice and indicated that they intended to bring the claims raised in the dismissed PennyMac Complaint as defenses, third party claims and/or counterclaims in arbitration. On April 23, 2020, the court entered an order dismissing the action without prejudice and directing that the clerk close the case. On April 28, 2020, PennyMac submitted this matter to the American Arbitration Association ("AAA") for arbitration. The arbitrator was confirmed by the AAA on July 21, 2020. On February 17, 2022, PennyMac filed an amended arbitration demand and Black Knight filed an answering statement on March 2, 2022.

The final arbitration hearing on both Black Knight’s trade secret case and PennyMac’s antitrust case is now scheduled to begin on March 13, 2023.

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

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Software Subscription, Cloud Computing and Hardware and Software Maintenance Services Agreements

We have various software subscription, cloud computing and hardware and software maintenance services agreements with vendors, which are in effect through 2026. As of December 31, 2022, payment obligations for these agreements with initial or remaining terms greater than one year are as follows (in millions):

2023	$61.7
2024	17.7
2025	3.9
2026	3.4
Total	$86.7

Actual amounts could be more or less depending on various factors such as the introduction of significant new technologies or changes in our business needs.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements other than interest rate swaps. Refer to Note 11 – Long-Term Debt.

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

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Right-of-use assets are included in Other non-current assets in our Consolidated Balance Sheets. Refer to Note 2 - Significant Accounting Policies. Operating lease liabilities are included in the Consolidated Balance Sheets as follows (in millions):

	December 31,
	2022	2021
Operating lease liabilities:
Trade accounts payable and other accrued liabilities	$8.7	$10.7
Other non-current liabilities	17.4	26.4
Total operating lease liabilities	$26.1	$37.1

As of December 31, 2022, maturities of operating lease liabilities were as follows (in millions):

2023	$8.8
2024	7.8
2025	3.0
2026	2.8
2027	2.6
Thereafter	2.2
Total	27.2
Less: imputed interest	(1.1)
Total	$26.1

Supplemental information related to operating leases is as follows (in millions, except lease term and discount rate):

	Year ended December 31,
	2022	2021	2020
Operating lease cost (1)	$11.3	$18.5	$18.1
Operating cash outflows related to lease liabilities	10.9	13.7	12.4
Non-cash additions for right-of-use assets, net of modifications	0.9	6.4	21.5

	December 31,
	2022	2021
Weighted average remaining lease term (in years)	4.2	4.7
Weighted average discount rate	2.17%	2.25%
(1)	Operating lease cost includes right-of-use asset amortization as well as short-term and variable lease costs. Accelerated right-of-use asset amortization included in operating lease cost was $0.5 million, $4.0 million and $2.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(15)Revenues

Disaggregation of Revenues

The following tables summarize revenues from contracts with clients (in millions):

	Year ended December 31, 2022
	Servicing	Origination	Software	Data and
	Software	Software	Solutions	Analytics	Total
Software solutions	$810.4	$377.4	$1,187.8	$39.3	$1,227.1
Professional services	72.0	52.5	124.5	3.7	128.2
Data solutions	—	5.2	5.2	172.4	177.6
Other(1)	1.4	15.0	16.4	2.6	19.0
Revenues	$883.8	$450.1	$1,333.9	$218.0	$1,551.9

	Year ended December 31, 2021
	Servicing	Origination	Software	Data and
	Software	Software	Solutions	Analytics	Total
Software solutions	$760.0	$347.2	$1,107.2	$37.0	$1,144.2
Professional services	78.9	51.9	130.8	1.5	132.3
Data solutions	—	2.7	2.7	184.2	186.9
Other	—	9.3	9.3	2.5	11.8
Revenues	$838.9	$411.1	$1,250.0	$225.2	$1,475.2

	Year ended December 31, 2020
	Servicing	Origination	Software	Data and	Corporate
	Software	Software	Solutions	Analytics	and Other		Total
Software solutions	$700.1	$202.6	$902.7	$34.1	$—		$936.8
Professional services	77.6	45.8	123.4	0.7	(0.4)	(2)	123.7
Data solutions	—	1.2	1.2	161.4	—		162.6
Other	—	12.9	12.9	2.5	—		15.4
Revenues	$777.7	$262.5	$1,040.2	$198.7	$(0.4)		$1,238.5
(1)	Other revenues includes termination fees of $6.2 million recognized during the year ended December 31, 2022.
(2)	Revenues for Corporate and Other represents deferred revenue purchase accounting adjustments recorded in accordance with GAAP.

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

As of December 31, 2022, the aggregate amount of the transaction price that is allocated to our future performance obligations was approximately $2.8 billion and is expected to be recognized as follows: 25% by December 31, 2023, 63% by December 31, 2025, 86% by December 31, 2027 and the rest thereafter.

(16)Equity

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

In 2021, we repurchased 2.0 million shares of our common stock under the 2020 Repurchase Program for an aggregate of $146.7 million, at an average price per share of $73.91. We did not repurchase any shares under the 2020 Repurchase Program during the years ended December 31, 2022 and 2020. There were 8.0 million shares remaining under the 2020 Repurchase Program when it expired on February 12, 2023.

Common Stock Offering

On June 19, 2020, we issued and sold 7,130,000 shares of our common stock in an underwritten public offering pursuant to a registration statement filed with the SEC. We received net proceeds of approximately $484.6 million after deducting the underwriters’ discount of $16.3 million. We also incurred costs directly related to the offering of $0.4 million.

Omnibus Incentive Plan

The Black Knight, Inc. Amended and Restated 2015 Omnibus Incentive Plan (the "Black Knight Omnibus Plan") provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, other cash and stock-based awards and dividend equivalents. The Black Knight Omnibus Plan is authorized to issue up to 18.5 million shares. As of December 31, 2022, 6.1 million shares were available for future issuances. Awards granted are approved by the Compensation Committee of the Board of Directors.

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of restricted shares granted for the periods presented is as follows:

	Number of shares	Grant date fair	Vesting period
Dates	granted	value per share	(in years)	Vesting criteria
February 18, 2020(1)	487,096	$74.91	3.0	Service and Performance
May 6, 2020(1)	3,101	72.57	3.0	Service and Performance
Various other 2020 dates	37,481	59.45 - 91.64	1.0 - 3.0	Service
March 10, 2021(2)	518,219	76.00	3.0	Service and Performance
Various other 2021 dates	188,499	69.84 - 78.44	1.0 - 5.0	Service
March 10, 2022(2)	809,166	57.18	3.0	Service and Performance
Various other 2022 dates	110,604	55.05 - 70.91	1.0 - 4.0	Service
(1)	Performance condition for this award has been satisfied as of December 31, 2022.
(2)	This award is subject to an independent performance target for each of the three consecutive 12-month measurement periods. Vesting of each tranche is independent of the satisfaction of the annual performance target for other tranches.

Activity related to restricted stock and RSUs for the periods presented are as follows:

		Weighted average
		grant date
	Shares	fair value
Balance December 31, 2019	2,014,983	$46.99
Granted	527,678	74.62
Forfeited	(11,811)	63.12
Vested	(981,752)	44.50
Balance, December 31, 2020	1,549,098	57.86
Granted	706,718	76.12
Forfeited	(61,900)	72.72
Vested	(924,127)	53.06
Balance, December 31, 2021	1,269,789	70.79
Granted	919,770	58.43
Forfeited	(45,807)	70.56
Vested	(833,234)	66.88
Balance, December 31, 2022	1,310,518	64.61

Equity-based compensation expense related to restricted shares and RSUs was $46.3 million, $33.0 million and $38.5 million for the years ended December 31, 2022, 2021 and 2020, respectively. Equity-based compensation includes accelerated recognition of $4.2 million, $2.9 million and $0.5 million for the years ended December 31, 2022, 2021 and 2020, respectively. These expenses are included in Operating expenses in the Consolidated Statements of Earnings and Comprehensive Earnings.

As of December 31, 2022, the total unrecognized compensation cost related to non-vested restricted shares of our common stock is $57.0 million, which is expected to be recognized over a weighted average period of approximately 1.6 years.

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

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

If no public offering has been consummated as of the third anniversary of the acquisition of Optimal Blue, holders of the OB PIUs have an option to put their profit interests to us once per quarter for the twelve months that begins six months after the OB PIU holder’s vesting date, and once per year thereafter. In accordance with the third amended and restated limited liability company agreement of Optimal Blue Holdco, a change in control of Black Knight does not accelerate vesting of the OB PIUs, but triggers certain redemption rights and gives each holder of OB PIUs the right to elect that Optimal Blue Holdco redeem all of the holder’s vested and unvested OB PIUs for a redemption price determined based on fair value as determined by an appraisal process.

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

Activity related to OB PIUs for the periods presented are as follows:

		Weighted average
		grant date
	Shares	fair value
Balance, December 31, 2019	—	$—
Granted	6,292	4,233
Forfeited	—	—
Vested	—	—
Balance, December 31, 2020	6,292	4,233
Granted	70	4,233
Forfeited	(155)	4,233
Vested	—	—
Balance, December 31, 2021	6,207	4,233
Granted	—	—
Forfeited	(38)	4,233
Vested	—	—
Balance, December 31, 2022	6,169	4,233

Equity-based compensation expense related to the OB PIUs was $8.6 million, $8.7 million and $0.9 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, the total unrecognized compensation cost related to non-vested OB PIUs is $7.8 million, which is expected to be recognized over a weighted average period of approximately 0.9 years.

(17)Employee Stock Purchase Plan and 401(k) Plan

Employee Stock Purchase Plan ("ESPP")

The Black Knight, Inc. Employee Stock Purchase Plan (the "Black Knight ESPP") allows our eligible employees to voluntarily make after-tax contributions ranging from 3% to 15% of eligible earnings. We contribute varying matching

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

amounts as specified in the Black Knight ESPP. There is a one-year holding period for contributions to the Black Knight ESPP. During the holding period, ESPP purchased shares are not eligible for sale or broker transfer.

We recorded expense of $8.2 million, $8.7 million and $7.1 million for the years ended December 31, 2022, 2021, and 2020, respectively, relating to the participation of our employees in the Black Knight ESPP.

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

We recorded expense of $9.8 million, $8.4 million and $7.2 million for the years ended December 31, 2022, 2021 and 2020, respectively, relating to the participation of our employees in the 401(k) plans.

(18)Income Taxes

Income tax expense consists of the following (in millions):

	Year ended December 31,
	2022	2021	2020
Current:
Federal	$61.4	$37.1	$41.5
State	18.9	13.1	11.6
Foreign	1.1	1.0	1.0
Total current	81.4	51.2	54.1

Deferred:
Federal	(47.0)	(11.5)	(10.6)
State	(12.0)	(4.0)	(1.9)
Total deferred	(59.0)	(15.5)	(12.5)
Total income tax expense	$22.4	$35.7	$41.6

A reconciliation of our federal statutory income tax rate to our effective income tax rate is as follows:

	Year ended December 31,
	2022	2021	2020
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	5.2	3.7	4.2
Non-deductible executive compensation	3.0	1.2	1.2
Effect of Optimal Blue acquisition and related transactions (1)	(7.9)	—	1.4
Redeemable noncontrolling interests	0.4	1.4	1.3
Tax credits	(9.4)	(6.2)	(4.6)
Restricted share vesting	(0.3)	(2.7)	(2.6)
Prior year return to provision adjustments	—	(2.8)	(5.0)
Unrecognized tax benefit	—	—	1.9
Other	1.5	1.2	0.1
Effective tax rate	13.5%	16.8%	18.9%
(1)	Includes the effect of a first quarter 2022 discrete income tax benefit of $14.1 million related to the establishment of a deferred tax asset as a result of our reorganization of certain wholly owned subsidiaries within the Optimal Blue partnership investment structure during the year ended December 31, 2022.

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The components of deferred tax assets and liabilities consist of the following (in millions):

	December 31,
	2022	2021
Deferred tax assets:
Equity method investments	$0.9	$2.6
Equity-based compensation	17.5	4.6
Deferred revenues	11.0	20.5
Interest rate swaps	—	3.8
Other	12.0	25.3
Total deferred tax assets	41.4	56.8
Deferred tax liabilities:
Goodwill and other intangible assets	(134.8)	(183.4)
Deferred contract costs	(43.1)	(44.1)
Property, equipment and software	(24.9)	(30.2)
Partnership basis	(58.6)	(80.1)
Interest rate swaps	(0.6)	—
Other	(6.9)	(3.1)
Total deferred tax liabilities	(268.9)	(340.9)
Net deferred tax liability	$(227.5)	$(284.1)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that any portion of deferred tax assets will be utilized. In making this assessment, management considers the projected future earnings, tax planning strategies, and reversal of deferred tax liabilities that will give rise to future taxable income. Based on this assessment, and the overall deferred tax liability position, management concluded that only an immaterial deferred tax asset related to certain state credits is subject to a valuation allowance. All other deferred tax assets are more likely than not to be utilized in future years, and therefore are not subject to valuation allowance.

Through acquisition, we have immaterial state net operating losses subject to various limitations and carryforward periods. The average carryforward period is approximately 20 years, with certain states having an indefinite carryforward period.

A reserve for uncertain tax positions is recorded as a result of certain items claimed in current and prior periods. We expect $2.3 million of the reserve to reverse in the following year due to the lapse in statute of limitations. If we were to prevail on our uncertain tax positions, the reversal of this reserve would also be a benefit to our effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2022	2021
Balance, January 1	$9.7	$4.1
Additions based on tax positions of prior years	—	3.3
Additions based on tax positions of current year	2.9	2.3
Decreases based on tax positions of prior years	(1.7)	—
Balance, December 31	$10.9	$9.7

Our open tax years are 2019, 2020 and 2021 for federal income tax purposes. We have open tax years for state income tax purposes for up to six years based on each state’s laws.

(19)Segment Information

ASC Topic 280, Segment Reporting ("ASC 280"), establishes standards for reporting information about segments and requires that a public business enterprise reports financial and descriptive information about its segments. Segments are

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Separate discrete financial information is available for these two segments and the operating results of each segment are regularly evaluated by the CODM in order to assess performance and allocate resources. We use EBITDA as the primary profitability measure for making decisions regarding ongoing operations. EBITDA is earnings before Interest expense, net, Other (expense) income, net, Income tax expense and Depreciation and amortization. It also excludes Equity in earnings of unconsolidated affiliates. We do not allocate Interest expense, net, Other (expense) income, net, Income tax expense, equity-based compensation and certain other items, such as purchase accounting adjustments and acquisition-related costs to the segments, since these items are not considered in evaluating the segments’ overall operating performance.

Segment asset information is not included below because we do not use it to evaluate performance or allocate resources. Summarized financial information concerning our segments is shown in the tables below (in millions):

	Year ended December 31, 2022
	Software	Data and	Corporate and
	Solutions	Analytics	Other		Total
Revenues	$1,333.9	$218.0	$—		$1,551.9
Expenses:
Operating expenses	597.4	148.7	126.2	(2)	872.3
Transition and integration costs	—	—	31.8	(3)	31.8
EBITDA	736.5	69.3	(158.0)		647.8
Depreciation and amortization	146.6	15.8	207.2	(4)	369.6
Operating income (loss)	589.9	53.5	(365.2)		278.2
Interest expense, net					(100.6)
Other expense, net					(11.9)
Earnings before income taxes and equity in earnings of unconsolidated affiliates					165.7
Income tax expense					22.4
Earnings before equity in earnings of unconsolidated affiliates					143.3
Equity in earnings of unconsolidated affiliates, net of tax					306.7
Net earnings					450.0
Net losses attributable to redeemable noncontrolling interests					2.5
Net earnings attributable to Black Knight					$452.5

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year ended December 31, 2021
	Software	Data and	Corporate and
	Solutions	Analytics	Other		Total
Revenues	$1,250.0	$225.2	$—		$1,475.2
Expenses:
Operating expenses	536.3	145.0	112.6	(2)	793.9
Transition and integration costs	—	—	13.3	(3)	13.3
EBITDA	713.7	80.2	(125.9)		668.0
Depreciation and amortization	131.1	15.5	218.4	(4)	365.0
Operating income (loss)	582.6	64.7	(344.3)		303.0
Interest expense, net					(83.6)
Other expense, net					(6.4)
Earnings before income taxes and equity in earnings of unconsolidated affiliates					213.0
Income tax expense					35.7
Earnings before equity in earnings of unconsolidated affiliates					177.3
Equity in earnings of unconsolidated affiliates, net of tax					2.6
Net earnings					179.9
Net losses attributable to redeemable noncontrolling interests					28.0
Net earnings attributable to Black Knight					$207.9

	Year ended December 31, 2020
	Software	Data and	Corporate and
	Solutions	Analytics	Other		Total
Revenues	$1,040.2	$198.7	$(0.4)	(1)	$1,238.5
Expenses:
Operating expenses	435.6	133.9	100.1	(2)	669.6
Transition and integration costs	—	—	31.4	(3)	31.4
EBITDA	604.6	64.8	(131.9)		537.5
Depreciation and amortization	120.9	15.1	134.7	(4)	270.7
Operating income (loss)	483.7	49.7	(266.6)		266.8
Interest expense, net					(62.9)
Other income, net					16.4
Earnings before income taxes and equity in earnings of unconsolidated affiliates					220.3
Income tax expense					41.6
Earnings before equity in earnings of unconsolidated affiliates					178.7
Equity in earnings of unconsolidated affiliates, net of tax					67.1
Net earnings					245.8
Net losses attributable to redeemable noncontrolling interests					18.3
Net earnings attributable to Black Knight					$264.1
(1)	Revenues for Corporate and Other represents deferred revenue purchase accounting adjustments recorded in accordance with GAAP.
(2)	Operating expenses for Corporate and Other includes equity-based compensation, including certain related payroll taxes, of $55.7 million, $42.9 million and $40.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.
(3)	Transition and integration costs primarily consists of costs related to the ICE Transaction and costs associated with acquisitions.
(4)	Depreciation and amortization for Corporate and Other primarily represents net incremental depreciation and amortization adjustments associated with the application of purchase accounting recorded in accordance with GAAP.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures

As of the end of the year covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer ("CEO") and President and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Act is: (a) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms; and (b) accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has adopted the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Equity Purchase Agreement, dated July 26, 2020, by and among Black Knight, Inc., GTCR Fund XI/C LP, GTCR/OB Blocker Corp., GTCR/OB Splitter LP, OB Holdings I, LLC, OB Acquisition, LLC, and OB Holdings I, LLC, in its capacity as the Seller Representative (incorporated by reference to Exhibit 2.1 to the Form 8-K filed by Black Knight, Inc. on July 28, 2020 (No. 001-37394))

2.3

Purchase Agreement, dated as of February 15, 2022, by and among Black Knight, Optimal Blue I, Cannae, THL, Optimal Blue Holdco and Black Knight Technologies (incorporated by reference to Exhibit 2.1 to the Form 8-K filed by Black Knight, Inc. on February 15, 2022 (No. 001-37394))

2.4*

Agreement and Plan of Merger, dated as of May 4, 2022, among Intercontinental Exchange, Inc., Sand Merger Sub Corporation and Black Knight, Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed by Black Knight, Inc. on May 5, 2022 (No. 001-37394)

3.1	Second Amended and Restated Certificate of Incorporation of Black Knight, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by Black Knight, Inc. on June 13, 2019 (No. 000-37394))

3.2

Amended and Restated Bylaws of Black Knight, Inc. as adopted on February 8, 2023 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by Black Knight, Inc. on February 14, 2023 (No. 001-37494))

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

10.12

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

10.14

Form of Notice of Restricted Stock and Restricted Stock Award Amendment (2021) under Black Knight, Inc. Amended and Restated 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Black Knight, Inc. on May 6, 2021 (No. 001-37394)) (1)

10.15

Form of Notice of Restricted Stock and Restricted Stock Award Agreement (Directors) (2021) under Black Knight, Inc. Amended and Restated 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Black Knight, Inc. on August 5, 2021 (No. 001-37394)) (1)

10.16

Form of Notice of Restricted Stock Unit and Restricted Stock Unit Award Agreement (Directors) (2021) under Black Knight, Inc. Amended and Restated 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Black Knight, Inc. on August 5, 2021 (No. 001-37394)) (1)

10.17	Black Knight, Inc. Amended and Restated 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to the Form 8-K filed by Black Knight, Inc. on October 2, 2017 (No. 001-37394)) (1)

10.18

Black Knight, Inc. Employee Stock Purchase Plan, amended and restated effective as of December 5, 2019 (incorporated by reference to Exhibit 10.19 to the Form 10-K filed by Black Knight, Inc. on February 28, 2020 (No. 001-37394)) (1)

10.19

Dun & Bradstreet Holdings, Inc. Common Stock Purchase Agreement, dated June 23, 2020, among Dun & Bradstreet Holdings, Inc. and Black Knight InfoServ, LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Black Knight, Inc. on June 29, 2020 (No. 001-37394))

10.20

Amended and Restated Credit and Guaranty Agreement, dated as of March 10, 2021, by and among Black Knight InfoServ, LLC, a Delaware limited liability company, as the borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Black Knight, Inc. on March 12, 2021 (No. 001-37394))

10.21	Optimal Blue Holdco, LLC 2020 Incentive Plan (incorporated by reference to Exhibit 10.31 to the Form 10-K filed by Black Knight, Inc. on February 26, 2021 (No. 001-37394)) (1)

10.22	Optimal Blue Holdco, LLC Unit Grant Agreement (2020) (incorporated by reference to Exhibit 10.32 to the Form 10-K filed by Black Knight, Inc. on February 26, 2021 (No. 001-37394)) (1)

10.23

First Amendment to Employment Agreement of Anthony M. Jabbour dated May 16, 2022 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Black Knight, Inc. on May 18, 2022 (No. 001-37394)) (1)

10.24

First Amendment to Employment Agreement of Joseph M. Nackashi dated May 16, 2022 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by Black Knight, Inc. on May 18, 2022 (No. 001-37394)) (1)

10.25	Third Amendment to Employment Agreement of Kirk T. Larsen dated May 16, 2022 (incorporated by reference to Exhibit 10.3 to the Form 8-K filed by Black Knight, Inc. on May 18, 2022 (No. 001-37394)) (1)

10.26

Third Amendment to Employment Agreement of Michael L. Gravelle dated May 16, 2022 (incorporated by reference to Exhibit 10.4 to the Form 8-K filed by Black Knight, Inc. on May 18, 2022 (No. 001-37394)) (1)

10.27

Letter Agreement, dated as of December 19, 2022, by and between Anthony M. Jabbour and Black Knight, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Black Knight, Inc. on December 23, 2022 (No. 001-37394)) (1)

10.28

Form of Notice of Restricted Stock and Restricted Stock Award Agreement (2022) under Black Knight, Inc. Amended and Restated 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Black Knight, Inc. on May 9, 2022 (No. 001-37394)) (1)

10.29

Form of Notice of Restricted Stock and Restricted Stock Award Agreement (May 2022) under Black Knight, Inc. Amended and Restated 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Black Knight, Inc. on August 4, 2022 (No. 001-37394)) (1)

10.30

Form of Notice of Restricted Stock and Restricted Stock Award Agreement (Directors) (2022) under Black Knight, Inc. Amended and Restated 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Black Knight, Inc. on August 4, 2022 (No. 001-37394)) (1)

10.31

Form of Notice of Restricted Stock Unit and Restricted Stock Unit Award Agreement (Directors) (2022) under Black Knight, Inc. Amended and Restated 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by Black Knight, Inc. on August 4, 2022 (No. 001-37394)) (1)

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

Black Knight, Inc.
By:	/s/ Joseph M Nackashi
Joseph M. Nackashi
Chief Executive Officer

Date: February 28, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph M. Nackashi	Chief Executive Officer	February 28, 2023
Joseph M. Nackashi	(Principal Executive Officer)

/s/ Kirk T. Larsen	President and Chief Financial Officer	February 28, 2023
Kirk T. Larsen	(Principal Financial and Accounting Officer)

/s/ Anthony M. Jabbour	Executive Chairman of the Board of Directors	February 28, 2023
Anthony M. Jabbour

/s/ Catherine L. Burke	Director	February 28, 2023
Catherine L. Burke

/s/ Thomas M. Hagerty	Director	February 28, 2023
Thomas M. Hagerty

/s/ David K. Hunt	Director	February 28, 2023
David K. Hunt

/s/ Joseph M. Otting	Director	February 28, 2023
Joseph M. Otting

/s/ Ganesh B. Rao	Director	February 28, 2023
Ganesh B. Rao

/s/ John D. Rood	Director	February 28, 2023
John D. Rood

/s/ Nancy L. Shanik	Director	February 28, 2023
Nancy L. Shanik