Form 10-K/A
period 2022-12-31
Black Knight, Inc.
filed 2023-03-24
CIK 1627014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
						Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the shares of Black Knight, Inc. common stock held by non-affiliates of the registrant as of June 30, 2022 was $9,847,744,920 based on the closing price of $65.39 as reported by the New York Stock Exchange.

As of March 13, 2023, there were 156,799,838 shares of Black Knight, Inc. common stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) on Form 10-K/A is being filed with respect to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the Securities and Exchange Commission on February 28, 2023 (the “Form 10-K”). This Amendment updates Part III in its entirety to contain the information required therein. As a result of this amendment, the Company is filing as exhibits to this Form 10-K/A the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Form 10-K/A, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except for the changes to Part III and the filing of related certifications added to the list of Exhibits in Part IV, this Amendment makes no changes to the Form 10-K. This Amendment does not reflect events occurring after the filing of the Form 10-K or modify disclosures affected by subsequent events. Terms used but not otherwise defined in the Amendment have such meaning as ascribed to them in the Form 10-K.

Except where otherwise noted, all references to “we,” “us,” “our”, the “Company” or “Black Knight” are to Black Knight, Inc. and its subsidiaries.

BLACK KNIGHT, INC.
FORM 10-K/A

PART III

Item 10.	DIRECTORS AND OFFICERS OF THE REGISTRANT

Certain Information about our Directors

Certain biographical information for our directors is below.

Name	Position with Black Knight	Age
Anthony M. Jabbour	Executive Chairman	55
Catherine L. Burke	Member of the Corporate Governance and Nominating Committee	47
Thomas M. Hagerty*	Lead Independent Director Chairman of the Compensation Committee Member of the Corporate Governance and Nominating Committee	60
David K. Hunt	Chairman of the Corporate Governance and Nominating Committee Member of the Compensation Committee Member of the Risk Committee	77
Joseph M. Otting	Chairman of the Audit Committee	65
Ganesh B. Rao	Member of the Risk Committee	46
John D. Rood	Chairman of the Risk Committee Member of the Audit Committee	68
Nancy L. Shanik	Member of the Audit Committee	68

*As previously announced, Thomas M. Hagerty will retire at the end of his term at the Company’s 2023 Annual Meeting of Shareholders.

Anthony M. Jabbour has served as our Executive Chairman since June 2021 and as a director since April 2018. Mr. Jabbour served as our Chief Executive Officer from April 2018 until May 2022. Mr. Jabbour has served as the Chief Executive Officer and a director of Dun & Bradstreet Holdings, Inc. (DNB) since February 2019. He also serves on the board of Paysafe Ltd. Prior to joining Black Knight, Mr. Jabbour served as Corporate Executive Vice President and Co-Chief Operating Officer of Fidelity National Information Services, Inc. (FIS) from December 2015 through December 2017.

Mr. Jabbour served as Corporate Executive Vice President of the Integrated Financial Solutions segment of FIS from February 2015 until December 2015. He served as Executive Vice President of the North America Financial Institutions division of FIS from February 2011 to February 2015. Prior to that, Mr. Jabbour held positions of increasing responsibility in operations and delivery from the time he joined FIS in 2004. Prior to joining FIS, Mr. Jabbour worked for Canadian Imperial Bank of Commerce and for IBM’s Global Services group managing complex client projects and relationships.

Mr. Jabbour’s qualifications to serve on the Black Knight board of directors include his extensive experience in leadership roles with financial services and technology companies, resulting in his deep knowledge of our business and industry, as well as his strong leadership abilities.

Catherine (Katie) L. Burke has served on the board of Black Knight since October 2020. Ms. Burke is global Vice Chairman and Chief Corporate Strategy Officer at DJE Holdings, a portfolio of companies and divisions that provide communications, marketing, public affairs, government affairs, data and analytics, and advisory services across a variety of sectors and geographies. Mrs. Burke first joined Edelman – a division of DJE Holdings – in 2008 and served in a variety of roles at the firm including President, Practices and Sectors, Global Chairman of Public Affairs and Global Chief of Staff. Between 2015 and 2018 Mrs. Burke served as Executive Vice President of Marketing and Communications at Nielsen Holdings, Inc. and founded and managed a communications firm, Katie Burke Communications, until she returned to Edelman in 2018. She also serves as a director of NCR Corporation.

Ms. Burke’s qualifications include her extensive experience and senior leadership roles in marketing, communications strategy and execution, and operations; her domestic and international experience in these areas; her financial literacy; and her independence.

Thomas M. Hagerty has served on the board of Black Knight and its predecessors since January 2014. Mr. Hagerty is a Managing Director of Thomas H. Lee Partners, L.P. (THL), which he joined in 1988. Mr. Hagerty currently serves as a director of Fidelity National Financial, Inc. (FNF), FleetCor Technologies, Ceridian HCM Holding, Inc. and DNB. Mr. Hagerty formerly served on the boards of First Bancorp, MoneyGram International, FIS and Foley Trasimene Acquisition Corp.

Mr. Hagerty’s qualifications to serve on our board of directors include his managerial and strategic expertise working with large growth-oriented companies as a Managing Director of THL, a leading private equity firm, and his experience in enhancing value at such companies, along with his expertise in corporate finance and as a long-time director of public companies. He also has a strong background in the mortgage industry from serving as a long-time director of FNF and a deep knowledge of our business gained from serving on our board and the board of FIS.

David K. Hunt has served on the board of directors of Black Knight and its predecessors since April 2014. In addition, Mr. Hunt served as a director of FIS from June 2001 until May 2020 and served as a director of Lender Processing Services, Inc. (LPS) from February 2010 until January 2014, when LPS was acquired by FNF. Since December 2005, Mr. Hunt has been a private investor.

Mr. Hunt’s qualifications to serve on our board of directors include his long familiarity with our business and industry that he acquired as a director of LPS and FIS, as well as Mr. Hunt’s prior service as chairman of LPS’ risk and compliance committee and his deep understanding of the regulatory environment and other challenges facing our industry.

Joseph M. Otting has served on the board of Black Knight since June 2020. Mr. Otting is the former Comptroller of the Currency, a position for which he was nominated in June 2017, confirmed by the U.S. Senate and sworn in during November 2017, and in which Mr. Otting served until May 29, 2020. Mr. Otting also served as Acting Director of the Federal Housing Finance Agency, which oversees the government-sponsored enterprises Freddie Mac and Fannie Mae, from January 2020 through April 2020. Mr. Otting served as President, Chief Executive Officer, and a director of OneWest Bank, N.A. from October 2010 until August 2015, at which time OneWest Bank was merged with CIT Group. Mr. Otting served as President of CIT Bank and Co- President of CIT Group from August 2015 to December 2015. Prior to joining OneWest Bank, Mr. Otting served in various roles at U.S. Bank, a subsidiary of U.S. Bancorp, including as one of eight Vice Chairmen and as the head of the Commercial Banking Group. Mr. Otting also serves as a director of Blockchain.com Inc.

Mr. Otting’s qualifications to serve on our board of directors include his strong understanding of the risks, regulatory environment, and other challenges facing our business and industry that he gained as Comptroller of the Currency, his understanding of our clients that he gained in various leadership roles with OneWest Bank, CIT Group and U.S. Bank, and his experience running a complex and highly regulated business organization.

Ganesh B. Rao has served on the board of Black Knight and its predecessors since January 2014. Mr. Rao is a Managing Director of THL, which he joined in 2000. Prior to joining THL, Mr. Rao worked at Morgan Stanley & Co. Incorporated in the Mergers & Acquisitions Department. Mr. Rao also worked at Greenlight Capital, a hedge fund. Mr. Rao is currently a director of DNB and Ceridian HCM Holding, Inc. In his capacity as Managing Director of THL, Mr. Rao also serves on the boards of the following privately held companies: AbacusNext, AmeriLife Group, Auction.com, Carpe Data, Hexure, Hightower Advisors, Insurance Technologies Corporation, Nextech, Odessa and as a board observer of Guaranteed Rate. Mr. Rao is a former director of Comdata, MoneyGram International, Inc. and Nielsen Holdings N.V.

Mr. Rao’s qualifications to serve on our board of directors include his managerial and strategic expertise working with large growth-oriented companies as a Managing Director of THL, and his experience with enhancing value at such companies, along with his expertise in corporate finance.

John D. Rood has served on the board of Black Knight and its predecessors since January 2014. Mr. Rood is the founder and Chairman of The Vestcor Companies, a real estate firm with more than 30 years of experience in multifamily development and investment. Mr. Rood also serves on the boards of FNF and F&G Annuities & Life, Inc. From 2004 to 2007, Mr. Rood served as the US Ambassador to the Commonwealth of the Bahamas. Mr. Rood previously served on the board of Alico, Inc., and currently serves on several private boards. In 1999, he was appointed by Governor Jeb Bush to serve on the Florida Fish and Wildlife Commission where he served until 2004. He was appointed by Governor Charlie Crist to the Florida Board of Governors, which oversees the State of Florida University System, where he served until 2013. Mr. Rood was appointed by Mayor Lenny Curry to the JAXPORT Board of Directors, where he served from October 2015 to July 2016. Governor Rick Scott appointed Mr. Rood to the Florida Prepaid College Board in July 2016, where he serves as Chairman of the Board. Mr. Rood served on the Enterprise Florida and Space Coast Florida board of directors from September 2016 until February 2019.

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

Nancy L. Shanik is a private investor and has served on our board since December 2019. Ms. Shanik served as Chief Risk Officer of Citizens Financial Group, Inc. from November 2010 until April 2016, where she oversaw the risk management organization within Citizens. Prior to joining Citizens, Ms. Shanik served as a Managing Director of Alvarez & Marsal, a professional services firm focused on turnaround management, corporate restructuring and operational performance improvement, from 2009 to 2010. Prior to that, Ms. Shanik spent 31 years with Citigroup Inc. where she was both a Managing Director and Senior Credit Officer and served as the Chief Credit Officer of Citigroup Inc.’s Global Commercial Markets business. Ms. Shanik also serves on the board of directors of RBC US Group Holdings, which owns the U.S. operations of the Royal Bank of Canada. She also serves on the board of directors of City National Bank, which is a subsidiary of the Royal Bank of Canada.

Ms. Shanik’s qualifications to serve on our board of directors include her strong background in the financial services industry and oversight of risk enterprise management for a complex and highly regulated business organization, resulting in her deep understanding of the risks, regulatory environment and other challenges facing our business and industry.

Certain Information about our Executive Officers

The executive officers of the Company are set forth in the table below, together with biographical information, except for our Executive Chairman Mr. Jabbour, whose biographical information is included in this Annual Report on Form 10-K/A under the section titled “Certain Information about our Directors.”

Name	Position with Black Knight	Age
Anthony M. Jabbour	Executive Chairman	55
Joseph M. Nackashi	Chief Executive Officer	59
Kirk T. Larsen	President and Chief Financial Officer	51
Michael L. Gravelle	Executive Vice President and General Counsel	61

Joseph M. Nackashi has served as Chief Executive Officer since May 2022. He previously served as our President from July 2017 until May 2022. Mr. Nackashi served as President of our Servicing Software division from January 2014 until July 2017 and as our Chief Information Officer from January 2014 until June 2015. Mr. Nackashi previously served as Executive Vice President and Chief Information Officer of LPS from July 2008 until LPS was acquired by FNF in January 2014.

Kirk T. Larsen has served as our President since May 2022 and as our Chief Financial Officer since January 2014. From January 2014 to April 2015, Mr. Larsen also served as Executive Vice President and Chief Financial Officer of ServiceLink, LLC, a national provider of loan transaction services to the mortgage industry. Prior to joining Black Knight, Mr. Larsen served as the Corporate Executive Vice President, Finance and Treasurer of FIS from July 2013 until December 2013 and as Senior Vice President and Treasurer from October 2009 until July 2013.

Michael L. Gravelle has served as the Executive Vice President and General Counsel of Black Knight and its predecessors since January 2014 and served as Corporate Secretary of Black Knight from January 2014 until May 2018. Mr. Gravelle has also served as Executive Vice President, General Counsel and Corporate Secretary of FNF since January 2010, and as Executive Vice President, General Counsel and Corporate Secretary of Cannae Holdings, Inc. (Cannae) since April 2017. Mr. Gravelle also served as General Counsel and Corporate Secretary of the following special purpose acquisition companies: Austerlitz Acquisition Corporation I (from December 2020 to January 2023), Austerlitz Acquisition Corporation II (from January 2021 to January 2023), Foley Trasimene Acquisition Corp. (from April 2020 to July 2021) and Foley Trasimene Acquisition Corp. II (from July 2020 to March 2021).

Code of Ethics and Business Conduct

Our board of directors has adopted a Code of Ethics for Senior Financial Officers, which is applicable to our Chief Executive Officer, our Chief Financial Officer (who also serves as our principal accounting officer) and our Corporate Controller, and a Code of Business Conduct and Ethics, which is applicable to all our directors, officers and employees. The purpose of these codes is to: (i) promote honest and ethical conduct, including the ethical handling of conflicts of interest; (ii) promote full, fair, accurate, timely and understandable disclosure; (iii) promote compliance with applicable laws and governmental rules and regulations; (iv) ensure the protection of our legitimate business interests, including corporate opportunities, assets and confidential information; and (v) deter wrongdoing. Our codes of ethics were adopted to reinvigorate and renew our commitment to our longstanding standards for ethical business practices. Our reputation for integrity is one of our most important assets and each of our employees and directors is expected to contribute to the care and preservation of that asset. Under our codes of ethics, an amendment to or a waiver or modification of any ethics policy applicable to our directors or executive officers must be disclosed to the extent required under SEC and/or NYSE rules. We intend to disclose any such amendment or waiver by posting it on the Investors page of our website at www.BlackKnightInc.com.

Copies of our Code of Business Conduct and Ethics and our Code of Ethics for Senior Financial Officers are available for review on the Investors page of our website at www.BlackKnightInc.com.

Audit Committee

We have a standing audit committee. The members of our audit committee are Joseph M. Otting (Chair), John D. Rood and Nancy L. Shanik. The board has determined that each of the audit committee members is financially literate and independent as required by the rules of the SEC and NYSE, and that each of Mr. Otting, Mr. Rood and Ms. Shanik is an audit committee financial expert, as defined by the rules of the SEC.

Item 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND

ANALYSIS AND EXECUTIVE AND

DIRECTOR COMPENSATION

Compensation Discussion and Analysis

The following discussion and analysis of compensation arrangements should be read with the compensation tables and related disclosures that follow.

In this compensation discussion and analysis, we provide an overview of our approach to compensating our named executive officers in 2022, including the objectives of our compensation programs and the principles upon which our compensation programs and decisions are based. In 2022, our named executive officers were:

•	Anthony M. Jabbour, Executive Chairman

•	Joseph M. Nackashi, Chief Executive Officer

•	Kirk T. Larsen, President and Chief Financial Officer

•	Michael L. Gravelle, Executive Vice President and General Counsel

•	Michele M. Meyers, Chief Accounting Officer and Treasurer (until March 12, 2022)

Executive Leadership Transition

During 2022, the following executive leadership transitions occurred effective May 16, 2022:

•	Anthony M. Jabbour, our former Chief Executive Officer, transitioned from his role as CEO and assumed the role of Executive Chairman of our board of directors.

•	Joseph M. Nackashi, our former President, assumed the role of CEO.

•	Kirk T. Larsen, our Chief Financial Officer assumed the additional role of President.

Merger with ICE

As we discussed in our Form 10-K, filed with the SEC on February 28, 2023, on May 4, 2022, we entered into a definitive agreement to be acquired by Intercontinental Exchange, Inc. (ICE) (the Merger Agreement) a leading global provider of data, technology, and market infrastructure, in a transaction valued at approximately $13.1 billion, or $85 per share, based on ICE’s 10-day volume weighted average price as of May 2, 2022 of $118.09, with consideration in the form of a mix of cash (80%) and stock (20%) (the ICE Merger). On March 7, 2023, we entered into Amendment No. 1 to the Merger Agreement (the Amendment), which provides for, among other things, a reduction in the merger consideration to $75.00 per share, with consideration in the form of a mix of approximately $68.00 per share in cash and stock with an exchange ratio of 0.0682 based on ICE’s 10-day VWAP as of March 3, 2023 of $102.62. In connection with the Amendment, ICE has also committed to litigate with the Federal Trade Commission, if necessary, to obtain approval of the ICE Merger. In connection with the ICE Merger and pursuant to the terms of the Merger Agreement, our compensation committee approved certain compensation decisions, including with respect to severance arrangements and compensation adjustments, as discussed further below.

Executive Summary

Our Company had a solid year in 2022, despite a very challenging time for the markets we serve. A rapid rise in interest rates caused operational challenges for our clients and prospects and a heightened focus on expenses by clients and prospects as well as the proposed ICE Merger have elongated the sales cycle in the short term. Market conditions have also resulted in elevated originator consolidation and bankruptcies, resulting in associated client attrition. In the face of that challenging market backdrop, our team remained focused and continued to execute against our strategic initiatives to deliver profitable growth over the long term.

Our financial results for 2022 demonstrated our high recurring revenue business model and resilience in a challenging market environment. While the operating environment has created some near-term headwinds to our financial performance, we remain positive about our long-term growth opportunities and are committed to creating value for all of our stakeholders.

Our sales results for 2022 reflect the value that lenders, servicers and other market participants see in our solutions. To that end, we signed 13 new MSP® loan servicing system clients, 29 new Empower® loan origination system (LOS) clients or additional channels to existing clients, and 129 new Optimal BlueSM product, pricing and eligibility (PPE) engine clients. We also had continued success in cross-selling solutions to our existing clients.

Recognizing the strategic importance of our acquisition of Optimal Blue, we completed the acquisition of the minority interests of Optimal Blue that were previously held by Cannae Holdings, Inc. (Cannae) and Thomas H. Lee Partners, L.P. (THL) on February 15, 2022. The transaction had a positive impact on our 2022 Adjusted earnings per share (EPS) and simplified our organizational structure with Optimal Blue as a wholly-owned subsidiary of Black Knight.

Looking ahead to 2023, we will continue to act with focus and urgency to execute on our long-term strategic initiatives to drive growth by signing new clients, cross-selling to existing clients and delivering innovative solutions.

Financial Highlights

* In 2022, the effect of our investment in DNB was an increase in Net earnings attributable to Black Knight of $306.7 million, or $1.97 per diluted share, including a gain of $305.4 million, net of tax, or $1.96 per diluted share, recognized in the first quarter of 2022 as a result of the exchange of shares of DNB common stock as part of the consideration for acquiring the remaining 40% interest in Optimal Blue Holdco, LLC in February 2022, compared to an increase in Net earnings attributable to Black Knight of $2.6 million, or $0.02 per diluted share in 2021.

Adjusted revenues, Adjusted EBITDA, Adjusted net earnings and Adjusted EPS are non-GAAP financial measures. Please refer to "Non-GAAP Financial Measures" below for a reconciliation of these measures to the most directly comparable GAAP measures.

Our Compensation Programs are Driven by Our Business Objectives

Our compensation committee takes great care to develop and refine an executive compensation program that recognizes our stewardship responsibility to our shareholders while our talent strategy supports a culture of growth, innovation, and performance.

Our compensation committee believes it is important to reward our executives for strong performance in an industry with significant operational and regulatory challenges, and to incentivize them to deliver strong results for our investors by winning new clients, cross-selling to existing clients, innovating with urgency and executing acquisitions to further enhance our offerings.

At the same time, our compensation committee believes it is important to discourage our executives from taking unnecessary risks. The compensation committee believes that our compensation programs are structured to foster these goals.

We believe that our executive compensation programs are structured in a manner to support our Company and to achieve our business objectives. For 2022, our executive compensation approach was designed with the following goals:

•	Sound Program Design. We designed our compensation programs to fit with our Company, our strategy and our culture. There are many facets and considerations that enter into this equation, some of which are discussed below in “—Compensation Best Practices.” Consequently, we aim to deliver a sound compensation program, reflecting a comprehensive set of data points and supporting our success.

•	Pay-for-Performance. We designed our compensation programs so that a substantial majority of our executives’ compensation is tied to our performance. We used pre-defined performance goals for our annual cash-incentives to make pay-for-performance the key driver of the cash compensation paid to our named executive officers. The performance measures used for our 2022 annual incentive plan are Adjusted revenues, Adjusted EBITDA, Adjusted EPS, Sales Annual Contract Value (ACV), and strategic risk management objectives. The financial performance measures we use are key components in the way we and our investors view our operating success and are highly transparent and objectively determinable. The committee includes the strategic risk management objective in our annual incentive plan because it is reflective of the priority our board places on our executives’ oversight and management of the risks facing our business, including those related to cybersecurity in particular. To complement the annual incentives, we used performance-based restricted stock awards in 2022. These grants tie executives to our shareholder return and our operating performance over the long-term. Our performance-based long-term incentives are linked to our executive stock ownership guidelines, where together the grants and the guidelines strongly promote long-term stock ownership and provide direct alignment with our shareholders.

•	Competitiveness. Total compensation is intended to be competitive in order to attract, motivate and retain highly qualified and effective executives who can build shareholder value over the long-term. The level of pay our compensation committee sets for each named executive officer is influenced by the executive’s leadership abilities, scope of responsibilities, experience, effectiveness, and individual performance achievements, as well as a detailed assessment of the compensation paid by our peers.

•	Incentive Pay Balance. We believe the portion of total compensation contingent on performance should increase with an executive’s level of responsibility. Annual and long-term incentive compensation opportunities should reward the appropriate balance of short- and long-term financial and strategic business results. In the case of promotions, we use time-based restricted stock awards to bring our executives compensation to an acceptable range and to encourage retention. Our compensation committee believes long-term incentive compensation opportunities should significantly outweigh short-term cash-based opportunities. Annual objectives should be compatible with sustainable long-term performance.

•	Investor Alignment and Risk Assumption. We place a strong emphasis on delivering long-term results for our investors and clients and discourage excessive risk taking by our executive officers.

•	Good Governance. Good compensation governance plays a prominent role in our approach to compensation. As discussed in the next section, our compensation committee reviews current trends in compensation governance and adopts policies that work for us.

We believe it is important to deliver strong results for our investors and clients, and we believe our practice of linking compensation with corporate performance will help us to accomplish that goal.

Compensation Best Practices

We take a proactive approach to compensation governance. Our compensation committee regularly reviews our compensation programs and makes adjustments that it believes are in the best interests of the Company and our investors. As part of this process, our compensation committee reviews compensation trends and considers current best practices and makes changes in our compensation programs when the committee deems it appropriate, all with the goal of continually improving our approach to executive compensation. Our 2022 compensation programs include the following notable best practices:

Things We Do:
✓	Set a high ratio of performance-based compensation to total compensation, and a low ratio of non-performance-based compensation, including fixed benefits, perquisites and salary, to total compensation.
✓	Maintain aggressive stock ownership guidelines that are linked to a holding period requirement for executives and directors who have not met the guidelines.
✓	Clawback any overpayments of incentive-based or equity-based compensation that were attributable to restated financial results.
✓	Our compensation committee sets maximum levels payable under our annual incentives, and our equity incentive plan has a limited award pool.
✓	Our long-term equity incentive awards granted to our officers use a vesting schedule of at least three years, and awards granted under our omnibus incentive plan vest no sooner than one year after the grant date, except in the case of unanticipated, early vesting due to death, disability or a termination of employment in connection with a change in control, with a standard carveout for awards relating to no more than 5% of the plan’s share reserve.
✓	Generally, require achievement of a performance-based vesting goal in each year of the vesting term of our annual restricted stock awards to our officers.
✓	Dividends and dividend equivalents would be paid only on equity awards that vest.
✓	Limit perquisites.
✓	Our compensation committee uses an independent compensation consultant who reports solely to the compensation committee.
✓	The dilution rate from our equity-based incentive awards is well below industry average.
✓	Board compensation is below peer group average.

Things We Don’t Do:
X	Provide tax gross-ups or reimbursement of taxes on perquisites.
X	Permit the repricing of stock options or any equivalent form of equity incentive.
X	Have multi-year guarantees for salary increases or guaranteed equity compensation in our executive employment agreements.
X	Employment agreements do not allow tax gross-ups for compensation paid due to a change of control and do not contain single trigger severance payment arrangements related to a change of control.
X	Supplemental executive retirement plans, executive pensions or excessive retirement benefits.

2022 Shareholder Engagement

We are committed to hearing and responding to the views of our shareholders. In 2022, our officers met with investors on various occasions, both in group and one-on-one settings. The investors with whom we met in 2022 represented six of our top 15 shareholders, who collectively owned more than 27% of our shares as of December 31, 2022. At these meetings, our officers discuss a variety of topics, including our operational and stock performance, ESG, corporate governance and executive compensation matters. We report and discuss these meetings with our board or applicable board committees, as appropriate.

Overview of Our Compensation Programs

Principal Components of Compensation

We link a significant portion of each named executive officer’s total annual compensation to performance goals that are intended to deliver measurable results. Executives are generally rewarded only when and if the pre-established performance goals are met or exceeded. We also believe that material ownership stakes for executives assist in aligning executives’ interests with those of shareholders and strongly motivate executives to build long-term value. We structure our compensation programs to assist in creating this link. The principal components of our executive compensation program for 2022 were base salaries, annual cash incentives, and long-term performance-based equity incentive awards. In connection, with certain leadership transitions discussed below, we also granted time-based restricted stock awards to Messrs. Nackashi and Larsen under to our Amended and Rested 2015 Omnibus Incentive Plan (the Omnibus Incentive Plan). In connection with the ICE Merger, our compensation committee also approved certain compensation decisions, including with respect to fine-tuning certain provisions of our named executive officers’ employment agreements and accelerating discretionary bonus and 2022 annual cash incentive payments and the vesting of certain equity awards to mitigate the potential impact of Sections 280G and 4999 of the Internal Revenue Code on our executives and Black Knight.

The chart on the following page illustrates the principal elements of our named executive officer compensation program in 2022:

Fixed Compensation	Short-Term Incentives	Long-Term Incentives	Benefits
Base Salary	Annual Cash Incentive	Performance-based Restricted Stock	Employee stock purchase plan; 401(k) plan and deferred compensation plan; and limited perquisites.
Fixed cash component with annual merit increase opportunity based on responsibilities, individual performance results and other considerations.	Annual cash award for profitability, growth, operating strength and risk oversight during the year.	Annual restricted stock grants with service and performance-based vesting conditions tied to operating strength and efficiency. Our restricted stock awards also contain holding requirements tied to our stock ownership guidelines to promote significant long-term stock ownership.
Link to Performance	Link to Performance	Link to Performance
Individual performance	Adjusted revenues, Adjusted EBITDA, Adjusted EPS, sales annual contract value and strategic risk management objectives	Adjusted EBITDA and shareholder return

In 2022, our compensation committee placed heavy emphasis on the at-risk, performance-based components of performance-based cash incentives and performance-based equity incentive awards. The compensation committee determined the appropriate value of each component of compensation after considering each executive’s level of responsibility, the individual skills, experience and potential contribution of each executive, and the ability of each executive to impact Company-wide performance and create long-term value. As shown in the table on the following page, on average approximately 68% of total compensation of our named executive officers (other than Ms. Meyers, and excluding the one-time Discretionary Bonus paid to Mr. Jabbour in 2022 to mitigate the potential impact of Sections 280G and 4999 of the Internal Revenue Code on Mr. Jabbour and Black Knight) was based on performance-based incentives and benefits comprised less than 3% of total compensation. The compensation committee believes a significant portion of an executive officer’s compensation should be allocated to compensation that effectively aligns the interests of our executives with the long-term interests of our investors.

In particular, with respect to Mr. Nackashi, our compensation committee considered the increased responsibilities he would assume in connection with his transition from President to CEO, including the critical role he has played in the continued oversight and execution of our business strategy following the announcement of the ICE Merger. The committee also considered the below-market positioning of Mr. Nackashi’s base salary and determined to set his annual incentive at a higher level to drive performance and position his overall pay, including his long-term equity incentive, at an appropriate level. For Mr. Jabbour, the compensation committee considered the critical role he plays in our organization in shaping and providing continuity with respect to the Company’s strategic vision and his continued mentorship of Mr. Nackashi. For the last several years, Mr. Jabbour has led the execution of our strategic vision, including organically growing our software, data and analytics businesses with urgency through selling our products to new clients, cross-selling additional services to existing clients, and innovating through the development of new solutions and refining our current offerings to provide better insight to our clients, and selectively pursuing strategic acquisitions, while maintaining an efficient cost structure to create the most value for our shareholders. In 2022, Mr. Jabbour also played significant role in the negotiation of the ICE Merger, the value of which represents a 27% premium to our stock price on March 3, 2023 and a 27% premium to our stock price on April 4, 2022, the last date before the publication of news reports relating to a potential acquisition of Black Knight (in each case based upon a merger consideration value of $75 per share).

Allocation of Total Compensation for 2022

The following tables show the allocation of 2022 total compensation paid to our named executive officers as reported in the Summary Compensation Table below. The compensation committee believed this allocation to be appropriate after considering the factors described above, including the new roles and responsibilities of our executives and Mr. Jabbour’s significant role in executing on our growth strategies and negotiating a significant premium for our stockholders in connection with the ICE Merger.

Name	Salary	Performance- Based Equity Incentives	Time-Based Equity Incentives	Annual Cash Incentive	Benefits & Other Compensation	Discretionary Bonus[2]	Total Compensation	Performance- Based Compensation[1]
Anthony M. Jabbour	1.2%	14.9%	0.0%	1.2%	1.2%	81.5%	100%	16.1%
Joseph M. Nackashi	8.3%	41.9%	30.0%	9.0%	2.7%	8.1%	100%	50.9%
Kirk T. Larsen	10.0%	56.6%	16.5%	8.2%	1.4%	7.3%	100%	64.8%
Michael L. Gravelle	14.1%	71.4%	0.0%	7.1%	1.1%	6.3%	100%	78.5%
Michele M. Meyers	86.6%	0.0%	0.0%	0.0%	13.4%	0.0%	100%	0.0%

1.	Calculated from Total Compensation, less the amounts included in “Salary”, “Time-Based Equity Incentives”, “Discretionary Bonus,” and “Benefits and Other Compensation”
2.	Amounts include the amounts paid as annual performance-based cash incentives to Messrs. Jabbour, Nackashi, Larsen and Gravelle with respect to adjustments made to the performance results to account for the impact of the pending ICE Merger as described under the section titled “Annual Performance-Based Cash Incentive” below. With respect to Mr. Jabbour, the amount also includes a one-time $40,000,000 discretionary bonus paid with respect to the ICE Merger, which was paid in 2022 to mitigate the impact of Sections 280G and 4999 of the Internal Revenue Code following closing of the ICE Merger.

The following table reflects the allocation of Mr. Jabbour’s 2022 total compensation excluding the impact of a one-time discretionary bonus paid to Mr. Jabbour in connection with the ICE Merger (the Discretionary Bonus). The Discretionary Bonus was paid after consideration of Mr. Jabbour’s significant contributions to the Company and the critical role he plays in our organization in shaping and providing continuity with respect to the Company’s strategic vision. The Discretionary Bonus, which is contingent upon the successful closing of the ICE Merger, was paid to Mr. Jabbour in December 2022 in connection with certain tax-planning actions to mitigate the potential impact of Sections 280G and 4999 of the Internal Revenue Code on Mr. Jabbour and Black Knight. In furtherance of the early payment of the Discretionary Bonus, the Company and Mr. Jabbour entered into a letter agreement that provides that (i) the after-tax proceeds of the Discretionary Bonus be placed into an escrow account, and (ii) if Mr. Jabbour is terminated by the Company for cause or Mr. Jabbour resigns his employment without good reason, in each case prior to consummation of the ICE Merger, or if the Merger Agreement is terminated without the consummation of the ICE Merger, Mr. Jabbour will be required to pay liquidated damages to Black Knight equal to the value of the after-tax proceeds of the Discretionary Bonus that would not have ultimately been paid absent the tax-planning actions described above (plus any tax refund he receives in respect of such payment).

Name	Salary	Performance- Based Equity Incentives	Time-Based Equity Incentives	Annual Cash Incentive	Benefits & Other Compensation	Discretionary Bonus	Total Compensation	Performance- Based Compensation
Anthony M. Jabbour	5.9%	73.7%	0.0%	5.9%	5.6%	8.8%	100%	79.6%

* Excludes Mr. Jabbour's Discretionary Bonus.

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

Our compensation committee reviews salary levels annually as part of our performance review process, as well as in the event of promotions or other changes in our named executive officers’ positions or responsibilities. When establishing base salary levels, our compensation committee considered the peer compensation data provided by our independent compensation consultant, as well as a number of qualitative factors, including the named executive officer’s experience, knowledge, skills, level of responsibility and performance.

As discussed further below, Messrs. Nackashi’s and Larsen’s base salaries were adjusted in connection with the executive leadership transition.

Annual Performance-Based Cash Incentive

In 2022, we awarded annual cash incentive opportunities to each named executive officer. We use the annual incentives to provide a form of at risk, performance-based pay that is focused on achievement of critical, objectively measurable, financial objectives. These financial objectives are tied to our annual budget and our strategic planning process, which provide the basis for communicating our performance expectations to the investment community. It is reviewed in detail and approved by our board. Consistent with prior years, the 2022 annual cash incentives were conditioned upon the achievement of pre-defined objectives for fiscal year 2022, which were determined by our compensation committee. In 2022, 90% of our named executive officers’ target annual incentives were tied to four objective financial metrics, with the remaining 10% tied to strategic risk management objectives. The performance measures were formulaic, established by the compensation committee in writing in February 2022, and, as applicable, final payment amounts were derived from our audited and reported financial results. In setting the performance measures, the committee generally seeks to set targets that are higher than the prior year results. In May 2022, the compensation committee determined to increase Mr. Nackashi’s annual incentive target from 150% to 200% of his base salary in light of his increased responsibilities in connection with his transition to CEO and to encourage significant focus on execution of the Company’s strategic vision and operating performance.

Our annual cash incentives play an important role in our approach to total compensation. They motivate participants to work hard and proficiently toward improving our operating performance and achieving our business plan for a fiscal year. We believe that achieving our financial and risk objectives is a result of executing our business strategy, which is to drive growth by winning new clients, cross-selling to existing clients and innovating with urgency to further enhance our offerings, while successfully managing the financial and strategic risks of our business. The execution of our business strategy is important to delivering long-term value for our stakeholders. In addition, the annual cash incentive program helps to attract and retain a highly qualified workforce and to maintain a market competitive compensation program.

In the first quarter of 2022, our compensation committee approved the 2022 performance objectives and a target incentive opportunity for our named executive officers as well as the potential incentive opportunity range for threshold and maximum performance. No annual incentive payments were payable to an executive officer if the pre-established, threshold performance levels were not met, and payments were capped at the maximum performance payout level. The compensation committee had the authority to reduce (but not increase) an executive’s annual incentive award, and the annual incentive awards are subject to recoupment under our clawback policy.

The amount of the annual incentives actually paid depends on the level of achievement of the pre-established goals as follows:

•	If threshold performance is not achieved, no incentive will be paid.

•	If threshold performance is achieved, the incentive payout will equal 50% of the executive officer’s target incentive opportunity.

•	If target performance is achieved, the incentive payout will equal 100% of the target incentive opportunity for Mr. Gravelle; and 150% for Mr. Larsen, and 200% for each of Messrs. Jabbour and Nackashi.

•	If maximum performance is achieved, the incentive payout will equal 200% of the executive officer’s target incentive opportunity, except for Mr. Jabbour whose 2022 maximum incentive opportunity was equal to 300% of his target incentive opportunity.

•	Between these levels, the payout is prorated.

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

Target performance levels are intended to be difficult to achieve, but not unrealistic. The performance targets were based on discussions between management and our compensation committee. In setting 2022 performance metrics, our compensation committee considered our 2022 financial plan and sales pipeline, management’s continued focus on managing risk, and prior year performance.

The 2022 financial performance metrics and weightings were consistent with the 2021 financial performance metrics and weightings except Sales Contract Value was replaced with Sales Annual Contract Value (Sales ACV). These performance metrics are among the most important measures in evaluating the financial performance of our business, and they can have a significant effect on long-term value creation and the investment community’s expectations. In the following table, we explain how we calculate or assess the financial performance measures and why we use them.

Performance Measure	Weight	How Calculated	Reason for Use
Adjusted revenues	20%	We define Adjusted revenues as Revenues adjusted to include the revenues that we did not record during the respective period due to the deferred revenue purchase accounting adjustment recorded in accordance with GAAP. We also exclude the effect of in-year acquisitions and divestitures and the market and/or legislative effect on origination and foreclosure volumes.	Adjusted revenues is an important measure of our performance as it reflects the execution of our growth strategy. Adjusted revenues is widely followed by the investment community.
Adjusted EBITDA	20%	We define Adjusted EBITDA as Net earnings attributable to Black Knight, with adjustments to reflect the addition or elimination of certain statement of earnings items including, but not limited to (i) Depreciation and amortization; (ii) Impairment charges; (iii) Interest expense, net; (iv) Income tax expense; (v) Other (income) expense, net; (vi) Equity in (earnings) losses of unconsolidated affiliates, net of tax; (vii) (Gains) losses on sale of investments in unconsolidated affiliate, net of tax; (viii) Net earnings (losses) attributable to redeemable noncontrolling interests; (ix) deferred revenue purchase accounting adjustment; (x) equity-based compensation, including certain related payroll taxes; (xi) acquisition-related costs, including costs pursuant to purchase agreements; (xii) costs related to the ICE Transaction; and (xiii) costs associated with expense reduction initiatives. We also exclude the effect of in-year acquisitions and divestitures and the market and/or legislative effect on origination and foreclosure volumes.	Adjusted EBITDA is an important measure of our performance as it reflects growth and operational efficiency. Adjusted EBITDA is a common basis for enterprise valuation and widely followed by the investment community.
Adjusted EPS	20%	We define Adjusted EPS as Adjusted net earnings divided by the diluted weighted average shares of common stock outstanding. Adjusted net earnings is defined as Net earnings attributable to Black Knight, with adjustments to reflect the addition or elimination of certain statement of earnings items including, but not limited to: (i) equity in (earnings) losses of unconsolidated affiliates, net of tax; (ii) (gains) losses on sale of investments in unconsolidated affiliate, net of tax; (iii) the net incremental depreciation and amortization adjustments associated with the application of purchase accounting; (iv) deferred revenue purchase accounting adjustment; (v) equity-based compensation, including certain related payroll taxes; (vi) costs associated with debt and/ or equity offerings; (vii) acquisition-related costs, including costs pursuant to purchase agreements; (viii) costs related to the ICE Transaction; (ix) costs associated with expense reduction initiatives; (x) costs and settlement (gains) losses associated with significant legal matters; (x) adjustment for income tax expense primarily related to the tax effect of non-GAAP adjustments and a discrete income tax benefit related to the establishment of a deferred tax asset as a result of our reorganization of certain wholly-owned subsidiaries; and (xi) adjustment for redeemable non-controlling interests primarily related to the effect of the non-GAAP adjustments. We also exclude the effect of in-year acquisitions and divestitures and the market and/or legislative effect on origination and foreclosure volumes.	Adjusted EPS is an important measure of our performance as it reflects growth and profitability as well as the effectiveness of our capital allocation. Adjusted EPS is a common basis for equity valuation and widely followed by the investment community.

Sales ACV	30%	We define Sales ACV as the total annualized value of a contract. ACV is calculated by taking the total incremental revenue from a new client contract and dividing it by the number of years in the term of such contract. An assumed term of three years is used for contracts that do not have a specified term. ACV for transactional service contracts without minimums is estimated using conservative pro forma models based on historical usage rates. ACV excludes professional services deals unless it’s a net new dedicated team under contract for at least 12 months or an implementation fee that will be recognized over the life of a software contract.	Sales ACV is an important measure of our performance as it is a driver of future revenue growth. It rewards management for success at selling new products and services to our clients and gaining new clients. We believe this performance measure is a tangible indication of how well our executives’ immediate efforts will grow and impact Adjusted revenues, Adjusted EBITDA and Adjusted EPS in future years.

Adjusted revenues, Adjusted EBITDA, and Adjusted EPS are non-GAAP financial measures that we believe are useful to investors in evaluating our overall financial performance. We believe these measures provide useful information about operating results and profitability, enhance the overall understanding of past financial performance and future prospects and allow for greater transparency with respect to key metrics used by management in its financial and operational decision making.

Final calculations of our achievement of the performance measures are subject to certain adjustments as described above, including the effect of in-year acquisitions and divestitures and the market and/or legislative effect on origination and foreclosure volumes. These adjustments encourage our executives to focus on achieving strong financial performance and efficient operation of our continuing businesses during the year to achieve the performance measures. The adjustments also ensure that the achievement of the performance measures, as determined by the compensation committee at the end of the performance period, correlate with the budget and thereby serve as barometers of management’s performance in growing our business and operating the business effectively and efficiently irrespective of impacts, positive or negative, of legislative or market influences. The adjustments also encourage our executives to focus on the long-term benefit of acquisitions or divestitures regardless of whether they may have a positive or negative impact on our Adjusted revenues, Adjusted EBITDA or Adjusted EPS in the current year.

Since 2018, our named executive officer’s annual incentives have also included a qualitative risk-based performance criteria, reflecting the importance our board places on management’s actions to manage and mitigate risk across Black Knight. To emphasize the significance of cybersecurity risk and other risks to our organization and to focus our executives on effectively managing these risks, the committee determined to once again tie 10% of our executives’ annual incentive awards to the achievement of the Company’s risk objectives for 2022. The maximum payout for achievement of the risk objectives is 100%, although the compensation committee may determine that the objective has been achieved at a level below 100%.

Set forth below are the relative percentage weights of the 2022 performance metrics, the threshold, target and maximum performance levels for each performance metric and 2022 performance results. In February 2022, our compensation committee set the target levels for Adjusted revenues, Adjusted EBITDA and Adjusted EPS targets for the 2022 incentives based on our 2022 financial plan, reflecting the committee’s commitment to using rigorous goals that incentivize and reward continued growth in these important measures. In February 2023, after consideration of the impact of the proposed ICE Merger on the achievement of the financial performance metrics under the annual incentive plan (as permitted by the Merger Agreement), including $7.7 million of Adjusted revenues, $11.7 million of Adjusted EBITDA, $0.09 of Adjusted EPS and $15.7 million of Sales ACV, the committee determined to make adjustments to the achievement of the performance results to account for the impact of the pending ICE Merger. For information on the ranges of possible annual incentive payments, see “—Grants of Plan Based Awards” under the column “Estimated Possible Payouts Under Non-Equity Incentive Plan Awards.” Dollar amounts are in millions.

Performance Metric	Weight	Threshold	Target	Maximum	Performance Result Under Plan[1]	Payout Factor Under Plan[2]	Performance Result after Adjustment for Impact of ICE Merger[3]	Payout Factor after Adjustment for Impact of ICE Merger[2]
Adjusted Revenues	20%	$1,570.0	$1,602.0	$1,618.0	$1,577.1	61%	$1,584.8	73%
Adjusted EBITDA	20%	$768.6	$794.0	$806.7	$758.0	0%	$769.7	52%
Adjusted EPS	20%	$2.56	$2.68	$2.74	$2.46	0%	$2.55	0%
Sales ACV	30%	$112.5	$125.0	$137.5	$123.3	93%	$139.0	200%
Strategic Risk Management Objectives[4]	10%	–	–	–	Achieved	100%		100%

1.	Includes $25.2 million of Adjusted revenues, $22.7 million of Adjusted EBITDA, and $0.11 of Adjusted EPS related to legislative and market effect on origination and default volumes, as permitted under the 2022 annual incentive plan.

2.	Payout factor reflects a target payout at 100% of the executives target incentive and a maximum payout of 200% of executive’s target incentive, except for Mr. Jabbour whose maximum payout is 300% of his target incentive.

3.	In addition to the adjustments described in footnote 1 above, includes $7.7 million of Adjusted revenues, $11.7 million of Adjusted EBITDA, $0.09 of Adjusted EPS and $15.7 million of Sales ACV related to the estimated impact of the ICE Merger.

4.	The compensation committee determined that the Company had achieved its risk management objectives based upon a report provided by our risk committee on the management of the Company’s overall risk profile and various risk-related achievements in 2022.

The table below shows each named executive officer’s 2022 target incentive opportunity, and the annual incentive amounts actually paid with respect to 2022 performance and following adjustment for the impact of the ICE Merger. Performance was achieved at 50.2% of each executive’s target incentive opportunity under the annual incentive plan, and at 95.1% of Messrs. Nackashi’s, Larsen’s and Gravelle’s respective target incentive opportunities and 125.1% of Mr. Jabbour’s target incentive opportunity in each case following adjustment for the impact of the pending ICE Merger. Ms. Meyers’ 2022 annual incentive bonus was forfeited due to her departing the Company on March 12, 2022.

Name	2022 Base Salary	2022 Annual Incentive Target	2022 Incentive Pay Target	Performance Multiplier Under Plan	2022 Total Incentive Earned Under Plan	Performance Multiplier after Adjustment for Impact of ICE Merger	2022 Total Incentive Earned after Adjustment for Impact of ICE Merger
Anthony M. Jabbour	$600,000	200%	$1,200,000	50.2%	$602,145	125.1%	$1,500,602
Joseph M. Nackashi	$750,000	200%	$1,500,000	50.2%	$752,681	95.1%	$1,425,753
Kirk T. Larsen	$575,000	150%	$862,500	50.2%	$432,792	95.1%	$819,808
Michael L. Gravelle	$148,000	100%	$148,000	50.2%	$74,265	95.1%	$140,674
Michele M. Meyers	$270,000	50%	$135,000	–	–	–	–

On December 20, 2022, to mitigate the potential impact of Sections 280G and 4999 of the Internal Revenue Code, the compensation committee determined that the each of Messrs. Jabbour, Nackashi, Larsen and Gravelle would receive a 2022 annual cash incentive award equal to 75.0% of his target incentive opportunity, with such payment to be made no later than December 30, 2022. Subsequently, in February 2023, after consideration of the Company’s achievement of the performance metric objectives under the annual incentive plan, including adjustments for the impact of the pending ICE Merger, the Committee determined to that each executive would receive a supplemental annual cash incentive award equal to the difference between 95.1% (125.1% for Mr. Jabbour) of the executive’s target incentive opportunity and the 75% of the target incentive opportunity paid in December 2022.

Long-term Equity Incentives

Performance-based Restricted Stock

We typically approve our long-term equity incentive awards during the first quarter as the compensation committee sets our compensation strategy for the year. In March 2022, we used the Omnibus Incentive Plan to grant long-term incentive awards to our executive officers in the form of performance-based restricted stock, with both performance and service vesting requirements. The performance-based awards granted in 2022 vest over three years based on continued employment with us. The performance vesting requirements must be met before the time-based vesting would apply.

For the performance-based vesting requirements, in response to feedback received from our shareholders in 2019, our compensation committee determined to include three annual performance periods for the 2022 performance-based restricted stock awards. The first 1/3 of the award would vest only if the Company achieved Adjusted EBITDA of at least $724.2 million in 2022 (which was the 2021 Adjusted EBITDA); the second 1/3 of the award will vest only if the Company achieves Adjusted EBITDA in 2023 at least equal to the Adjusted EBITDA achieved in 2022; and the third 1/3 will vest only if the Company achieves Adjusted EBITDA in 2024 at least equal to the Adjusted EBITDA achieved in 2023. If we do not achieve the performance metric in any year, the portion of the award that was subject to achievement of that metric will be forfeited. In other words, there is no “catch-up” to allow a portion of an award to vest in a subsequent year if we fail to achieve the performance metric applicable to that year. We achieved Adjusted EBITDA of $758.0 million for the fiscal year 2022 performance period, including adjustments to exclude the negative effect of budgeted origination, foreclosure and bankruptcy volumes that were higher than actual volumes during 2022. For the time-based vesting requirements, 1/3 would vest per year and shall vest ratably on each of the first three anniversaries of the grant date, subject to the Company’s achievement of the applicable adjusted EBITDA targets.

For 2022, Mr. Gravelle’s 2022 long-term incentive award was increased from $675,000 to $750,000. Ms. Meyers did not receive a long-term incentive award in 2022 due to her departing the Company on March 12, 2022.

In setting the performance target for our long-term incentive awards, our compensation committee seeks to set a goal for our executives that requires them to achieve results that are better than the prior year. However, due to the importance of these awards in the retention of our executives and the design of our long-term incentives so that the entire award is forfeited if the performance target is not achieved, the committee does not set the performance target at a level that it considers to be a stretch for our executives. The committee’s approach in this respect is different than its approach in setting the goals for our annual cash-based incentive, where the committee sets the minimum, target and maximum performance targets at levels that are intended to drive superior performance by our executives. Furthermore, after the restricted shares have vested and if those shares have not otherwise satisfied the executive stock ownership guidelines, Section 16 officers are required to hold 50% of the vested shares for 6 months.

The awards were designed with a primary objective of creating a long-term retention incentive, the value of which is tied to our stock price performance, and a secondary objective of requiring that management achieve Adjusted EBITDA results during each year of the award that are equal to or better than the prior year performance.

We selected Adjusted EBITDA because it is one of the most important measures in evaluating the combination of growth and operational efficiency. It also reflects our ability to convert revenue into operating profits for shareholders and our progress toward achieving our long-term strategy. It is a key measure used by investors and has a significant effect on our long-term stock price. For our performance-based restricted stock, Adjusted EBITDA is calculated as noted above under “Annual Performance-based Cash Incentive,” including adjustments for the effect of in-year acquisitions and divestitures and the market and/or legislative effect on origination and foreclosure volumes.

To the extent we were to pay dividends on our shares, credit for such dividends would be provided on unvested shares, but payment of those dividends would be subject to the same vesting requirements as the underlying shares—in other words, if the underlying shares do not vest, the dividends are forfeited. We have not paid any cash dividends to date and have no current plans to pay any cash dividends for the foreseeable future.

One-Time Restricted Stock Awards

As discussed further below, in connection with the executive leadership transition, on May 16, 2022, our compensation committee approved the grant of supplemental time-based restricted stock awards under the Omnibus Incentive Plan to each of Messrs. Nackashi and Larsen with grant date fair values of $2,500,000 and $875,000 respectively, in each case with an effective date of grant of May 16, 2022 and 1/3 of which would vest on each of the first three anniversaries of the grant date.

Impact of ICE Merger on Outstanding Equity

Pursuant to the Merger Agreement with ICE, at the effective time of Closing of the ICE Merger each outstanding Black Knight restricted stock award, including those held by our named executive officers, will be automatically assumed and converted into a restricted stock award of ICE common stock based on the exchange ratio (as defined in the Merger Agreement), and will be subject to the same terms and conditions previously applicable to such Black Knight restricted stock award, except that each “performance restriction” will be deemed satisfied and a change of control will be deemed to have occurred.

Compensation Changes in Connection with Leadership Changes

In May 2022, the Company underwent an executive leadership transition. Mr. Jabbour transitioned from Chairman and CEO to Executive Chairman. In his role as Executive Chairman, Mr. Jabbour focuses on the strategic direction of Black Knight, capital allocation and works with the executive leadership team to extend the Company’s track record of success. Mr. Nackashi transitioned from President to CEO. In his role as CEO, Mr. Nackashi is responsible for oversight of the execution of our business strategies, including acting with urgency, treating each client like they are our only client, caring for our employees and delivering on our commitments to stakeholders. Mr. Larsen transitioned from CFO to President and CFO. In his expanded role, Mr. Larsen assumed responsibility for the compliance, enterprise risk management, human resources, legal and marketing functions and works closely with Messrs. Jabbour and Nackashi to achieve Black Knight’s strategic goals. Our board determined that this leadership structure is appropriate for the Company and will allow our Executive Chairman, CEO, and President and CFO to focus on the responsibilities of their respective offices while creating a collaborative relationship that benefits our Company and stakeholders.

In connection with the foregoing leadership transition, the compensation committee approved several changes to executive compensation, as well as related amendments to our named executive officers’ employment agreements, which are discussed in more detail below.

For Messrs. Nackashi and Larsen, the compensation committee approved changes to their minimum base salaries and target annual incentive opportunities, as well as supplemental time-based restricted stock awards under our Omnibus Incentive Plan. The changes to Messrs. Nackashi’s and Larsen’s base salaries and target annual incentive opportunities and the supplement restricted stock awards were approved following discussion with the compensation committee’s independent compensation consultant in consideration of Messrs. Nackashi’s and Larsen’s total compensation levels relative to their respective experience, duties and responsibilities in their new roles, as well as peer and market data.

In consideration of his new role as CEO, Mr. Nackashi’s base salary increased from $600,000 to $750,000, his target long-term incentive opportunity increased from 150% to 200% of his base salary, with a maximum payout of 400%, and he received a supplemental restricted stock grant with a grant date value of $2,500,000. In connection with his expanded role as President and CFO, Mr. Larsen’s base salary increased from $450,000 to $575,000, his target long-term incentive opportunity increased from 100% to 150%, and he received a supplemental time-based restricted stock award with a grant date value of $875,000. One-third (1/3) of Messrs. Nackashi’s and Larsen’s supplemental time-based restricted stock awards vest on each of the first three anniversaries of the grant date, and they are otherwise subject to similar terms and conditions as our annual performance-based restricted stock awards.

Payments in Connection with ICE Merger

In connection with the entry into the Merger Agreement with ICE and consistent with the terms of Mr. Jabbour’s employment agreement, dated as of April 1, 2018 and as amended as of May 16, 2022, the compensation committee determined to award Mr. Jabbour a discretionary bonus of $40,000,000 contingent upon the closing of the ICE Merger (the Discretionary Bonus). The Discretionary Bonus was paid after consideration of Mr. Jabbour’s significant contributions to the Company and the critical role he plays in our organization in shaping and providing continuity with respect to the Company’s strategic vision. For the last several years, Mr. Jabbour has led the execution of our strategic vision, including organically growing our software, data and analytics businesses with urgency through selling our products to new clients, cross-selling additional services to existing clients, and innovating through the development of new solutions and refining our current offerings to provide better insight to our clients, and selectively pursuing strategic acquisitions, while maintaining an efficient cost structure to create the most value for our shareholders. In 2022, Mr. Jabbour played significant role in the negotiation of the ICE Merger, the value of which represents a 27% premium to our stock price on March 3, 2023 and a 27% premium to our stock price on April 4, 2022, the last date before the publication of news reports relating to a potential acquisition of Black Knight (in each case based upon a merger consideration value of $75 per share).

In December 2022, in connection with certain tax-planning actions to mitigate the potential impact of Sections 280G and 4999 of the Internal Revenue Code on Mr. Jabbour and Black Knight, the compensation committee determined that such bonus would be paid to Mr. Jabbour no later than December 28, 2022, rather than upon closing of the ICE Merger, but would be contingent upon successful consummation of the ICE Merger. In furtherance of the early payment of the Discretionary Bonus, the Company and Mr. Jabbour entered into a letter agreement that provides that if Mr. Jabbour is terminated by the Company for cause or Mr. Jabbour resigns his employment without good reason, in each case prior to consummation of the ICE Merger, or if the Merger Agreement is terminated without the consummation of the ICE Merger, he will be required to pay liquidated damages to Black Knight equal to the value of the after-tax proceeds of the Discretionary Bonus that would not have ultimately been paid absent the tax-planning actions described above (plus any tax refund he receives in respect of such payment), which amount will be deposited in an escrow account established by Mr. Jabbour as security for the liquidated damages.

In addition, on December 20, 2022, to further mitigate the potential impact of Sections 280G and 4999 of the Internal Revenue Code on the applicable executive and Black Knight, the compensation committee determined that the outstanding equity awards granted to Mr. Jabbour that would otherwise have vested in the first quarter of 2023 would accelerate and vest, which were vested on December 20, 2022. The compensation committee further determined that each of Messrs. Jabbour, Nackashi, Larsen and Gravelle would receive a 2022 annual cash incentive award equal to 75.0% of his target incentive opportunity, with such payment to be made no later than December 30, 2022. For additional information concerning payments with respect to the 2022 annual cash incentive plan, see the section title “Annual Performance-Based Cash Incentive.”

We Promote Long-term Stock Ownership for our Executives

We have formal stock ownership guidelines for all corporate officers, including our named executive officers and members of our board of directors. The guidelines were established to encourage such individuals to hold a multiple of their base salary (or annual retainer) in our common stock and thereby align a significant portion of their own economic interests with those of our shareholders. Further, the award agreements for our 2022 restricted stock awards provide that our executives who do not hold shares of our stock with a value sufficient to satisfy the applicable stock ownership guidelines must retain 50% of the shares acquired as a result of the lapse of vesting restrictions (excluding shares withheld in satisfaction of tax withholding obligations) until the executive satisfies the applicable stock ownership guideline. The ownership levels are shown in the “Security Ownership of Management and Directors” table below. The guidelines call for the executive or director to reach the ownership multiple within four years. Shares of restricted stock count toward meeting the guidelines. The guidelines, including those applicable to non-employee directors, are as follows:

Position	Minimum Aggregate Value
Chairman of the Board	7 × annual base salary
Chief Executive Officer	7 × base salary
Other Executive Officers	2 × base salary
Members of the Board	5 × annual cash retainer

Our named executive officers and our board of directors maintain significant long-term investments in our Company. As of December 31, 2022, each of our named executive officers and non-employee directors holdings of our stock significantly exceeded these stock ownership guidelines, other than Ms. Shanik who joined out board in December 2019 and Ms. Burke who joined our board in October 2020. Collectively, as reported in the table “Security Ownership of Management and Directors,” our named executive officers and directors beneficially own an aggregate of 2.1 million shares of our common stock as of March 13, 2023, which represents 1.3% of our outstanding common stock with a value of approximately $117.2 million based on the closing price of our common stock of $55.71 on that date. The fact that our executives and directors hold such a large investment in our shares is part of our culture and our compensation philosophy. Management’s sizable investment in our shares aligns their economic interests directly with the interests of our shareholders, and their wealth will rise and fall as our share price rises and falls. This promotes teamwork among our management team and strengthens the team’s focus on achieving long-term results and increasing shareholder return.

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

401(k) Plan. Our domestic employees, including our named executive officers, have the opportunity to participate in the Black Knight 401(k) Profit Sharing Plan, or 401(k) Plan, our defined contribution savings plan that is intended to be qualified under Section 401(a) of the Internal Revenue Code. Our 401(k) Plan contains a cash or deferred arrangement under Section 401(k) of the Internal Revenue Code. Participating employees can contribute up to 75% of their eligible compensation, but not more than statutory limits, generally $20,500 in 2022.

A participant could receive the value of his or her vested account balance upon termination of employment. A participant is always 100% vested in his or her voluntary contributions. Vesting in matching contributions, if any, occurs proportionally each year over the first three years based on continued employment.

Employee Stock Purchase Plan. We maintained an employee stock purchase plan, or ESPP, through which our executives and employees can purchase shares of our common stock through payroll deductions and through matching employer contributions. Participants in the ESPP could deduct up to 15% of their after-tax base pay. At the end of each calendar quarter, we would make a matching contribution to the account of each participant who has been continuously employed by us or a participating subsidiary for the last four calendar quarters if the participant has held the shares purchased in the quarter to which the matching contribution relates for at least one year. For those employees with 10 or more years of service or who were at the employee “Director” level or above, including our named executive officers, matching contributions were equal to 1/2 of the amount contributed during the quarter that is one year earlier than the quarter in which the matching contribution was made. The matching contributions, together with the employee deferrals, were used to purchase shares of our common stock on the open market.

For information regarding the matching contributions made to our named executive officers in 2022, see “—Summary Compensation Table” under the column “All Other Compensation” and the related footnote.

Health and Welfare Benefits. We sponsor various broad-based health and welfare benefit plans for our employees. We provide all our employees, including our named executive officers, with basic life insurance and the option for additional life insurance. The taxable portion of the premiums on this additional life insurance for our named executive officers is reflected under “—Summary Compensation Table” under the column “All Other Compensation” and related footnote.

Other Benefits. We provide few perquisites to our executives. In general, the perquisites provided are intended to help our executives be more productive and efficient and to protect us and the executive from certain business risks and potential threats. For example, our audit committee has adopted a policy that requires our Chairman of the Board and our Chief Executive Officer to travel on the corporate aircraft whenever possible for safety reasons. The compensation committee regularly reviews the perquisites provided to our executive officers. Further detail regarding executive perquisites in 2022 can be found in the “— Summary Compensation Table” under the column “All Other Compensation” and the related footnote.

Employment and Other Agreements and Post-Termination Compensation and Benefits

We are party to employment agreements with our named executive officers. These agreements provide us and the named executive officers with certain rights and obligations following a termination of employment. We believe these agreements are necessary to protect our legitimate business interests, as well as to protect the named executive officers in the event of certain termination events. For a discussion of the material terms of these agreements, see the narrative following “—Grants of Plan Based Awards” and “—Potential Payments Upon Termination or Change in Control.”

Role of Compensation Committee, Compensation Consultant and Executive Officers

Our compensation committee is responsible for reviewing, approving and monitoring all compensation programs for our named executive officers. Our compensation committee is also responsible for administering our annual cash incentives, our Omnibus Incentive Plan, the Optimal Blue 2020 Incentive Plan and approving individual grants and awards under those plans for our named executive officers.

In connection with our 2022 executive compensation programs, Mercer, as independent compensation consultant to our compensation committee, conducted an annual review of our compensation programs for our named executive officers and other key executives and our board of directors. Mercer was selected, and its fees and terms of engagement were approved, by our compensation committee in 2022. Mercer reports directly to the compensation committee and receives compensation only for services related to executive compensation issues. During 2022, the Company also engaged Mercer’s Health & Benefits business to provide consulting support in conjunction with Mercer’s role as broker of record for selected employee benefits and paid Mercer $292,431 in connection with such services. In April 2022, the compensation committee reviewed the independence of Mercer in accordance with the rules of the New York Stock Exchange regarding the independence of consultants to the compensation committee and affirmed the consultant’s independence and that no conflicts of interest existed.

In February 2022, our then Chief Executive Officer Mr. Jabbour made recommendations with respect to his direct reports. In addition, Colleen Haley, our Senior Vice President and Corporate Secretary, coordinated with our compensation committee members and Mercer in preparing the committee’s meeting agendas and, at the direction of the committee, assisted Mercer in gathering our financial information and information on our executives’ existing compensation arrangements for inclusion in their reports to our compensation committee. Our executive officers do not make recommendations to our compensation committee with respect to their own compensation.

While our compensation committee carefully considers the information provided by, and the recommendations of, its independent compensation consultant and the individuals who participate in the compensation process, our compensation committee retains complete discretion to accept, reject or modify any compensation recommendations.

Establishing Executive Compensation Levels

We operate in a highly competitive industry and compete with our peers and competitors to attract and retain highly skilled executives within that industry. To attract and retain talented executives with the leadership abilities and skills necessary for building long-term value, motivate our executives to perform at a high level and reward outstanding achievement, our executives’ compensation levels are set at levels that our compensation committee believes to be appropriate and competitive based upon the considerations and factors described in this section.

When determining the amount of the various compensation components that each of our named executive officers would receive, our compensation committee considered a number of important qualitative and quantitative factors including:

•	A strong focus on acquiring and retaining our clients and increasing shareholder value;

•	The named executive officer’s experience, knowledge, skills, level of responsibility and potential to influence our Company’s performance;

•	Business environment and our business objectives and strategy;

•	The named executive officer’s ability to impact the Company’s achievement of the goals for which the compensation program was designed, including achieving the Company’s long-term financial goals and increasing shareholder value;

•	Market compensation data provided by the compensation committee’s compensation consultant, with a focus on the 25th, 50th to 75th percentiles; and

•	Other corporate governance and regulatory factors related to executive compensation, including discouraging our named executive officers from taking unnecessary risks.

Our compensation decisions are not formulaic, and the members of our compensation committee did not assign precise weights to the factors listed above. Our compensation committee utilized their individual and collective business judgment to review, assess and approve compensation for our named executive officers.

To assist our compensation committee, Mercer conducts marketplace reviews of the compensation we pay to our executive officers. It gathers marketplace compensation data on total compensation, which consists of annual salary, annual incentives, long-term incentives, executive benefits, executive ownership levels, overhang and dilution from our Omnibus Incentive Plan, compensation levels as a percent of revenue, pay mix and other key statistics. This data is collected and analyzed twice during the year, once in the first quarter and again in the fourth quarter. The marketplace compensation data provides a point of reference for our compensation committee, but our compensation committee ultimately makes subjective compensation decisions based on all the factors described above.

For 2022, Mercer used two marketplace data sources: (1) general industry companies with revenues between $500 million and $3 billion and (2) compensation information for a group of companies, or the peer group. The primary factors used to select the peer group were revenue (with peer group companies’ revenue ranging from approximately 1.13 billion to 3.4 billion, compared to our projected 2022 revenue that at that time was estimated to be approximately $1.56 billion), market capitalization, EBITDA, industry focus, nature and complexity of operations, and competition for business and executive talent.

In addition to the compensation surveys, Mercer gathers compensation practices data from independent sources. That data is helpful to the compensation committee when reviewing our executive compensation practices.

The compensation committee reviewed and determined the Company’s peer group in October 2021 for purposes of 2022 compensation research. Companies may be removed from the peer group for reasons such as mergers and acquisitions, “going private” transactions, a material change in the business focus of a peer, or other reasons that materially change the business or results of a peer. Companies may be added to the peer group for reasons such as revenue growth (organic or due to merger or acquisition), an initial public offering, a change in business focus, or based upon our review of competitor peer groups. For the 2022 peer group, Mercer did not recommend any changes. The 2022 peer group consisted of the following 14 companies:

Verisk Analytics, Inc.	ANSYS, Inc.
Transunion	CoStar Group, Inc.
Envestnet, Inc.	Fair Isaac Corporation
Paycom Software, Inc.	PTC Inc.
Jack Henry & Associates, Inc.	Tyler Technologies, Inc.
WEX Inc.	Ceridian HCM Holding, Inc.
MSCI Inc.	The Trade Desk, Inc.

In setting 2022 target compensation levels for our named executive officers, the compensation committee primarily focused on the 50th percentile of the market. In considering our compensation mix, the committee determined to set a high level of variable pay to provide our executives with the opportunity to achieve pay levels at the 75th percentile (or higher) for superior financial performance.

The marketplace compensation information in this discussion is not deemed filed or a part of this compensation discussion and analysis for certification purposes.

Hedging and Pledging Policy

In order to more closely align the interests of our directors and executive officers with those of our shareholders and to protect against inappropriate risk taking, we maintain a hedging and pledging policy, which prohibits our executive officers and directors from taking any of the following actions without obtaining approval from our board of directors: engaging in hedging or monetization transactions with respect to our securities, engaging in short-term or speculative transactions in our securities that could create heightened legal risk and/or the appearance of improper or inappropriate conduct or holding Black Knight securities in margin accounts or pledging them as collateral for loans.

Clawback Policy

We have a policy to clawback and recover incentive-based compensation paid to our executive officers if we are required to prepare an accounting restatement due to material noncompliance with financial reporting requirements. Under the policy, in the event of such a restatement we will clawback any incentive-based compensation paid during the preceding three-year period to the extent it would have been lower had the compensation been based on the restated financial results. No clawbacks were made in 2022. We intend our policy to comply with the NYSE listing rules regarding recoupment of incentive compensation when those rules become effective.

Tax and Accounting Considerations

Our compensation committee considers the impact of tax and accounting treatment when determining executive compensation.

In general, Section 162(m) of the Internal Revenue Code places a limit of $1,000,000 on the amount that can be deducted in any one year for compensation paid to certain executive officers. The Company’s principal executive officer and principal financial officer serving at any time during the taxable year, its three other most highly compensated executive officers employed at the end of the taxable year and any employee who was covered under Section 162(m) for any earlier tax year that began after December 31, 2016 will be covered by Section 162(m). While our compensation committee considers the deductibility of compensation as one factor in determining executive compensation, the compensation committee also looks at other factors in making its decisions, as noted above, and retains the flexibility to award compensation that it determines to be consistent with the goals of our executive compensation program even if the awards are not deductible for tax purposes.

Our compensation committee also considers the accounting impact when structuring and approving awards. We account for share-based payments in accordance with ASC Topic 718, which governs the appropriate accounting treatment of share-based payments under generally accepted accounting principles (GAAP).

2022 Shareholder Vote on Executive Compensation

At our 2022 annual meeting of shareholders, we held a non-binding advisory vote, also called a “say-on-pay” vote, on the compensation of our named executive officers as disclosed in the 2022 proxy statement. A substantial majority of our shareholders approved our “say-on-pay” proposal, with 93% of the votes cast in favor of the proposal. The compensation committee considered these results, as well as the feedback we received from investors prior to and following our 2022 annual meeting. For a description of the feedback we received from investors, see the section above titled “2022 Shareholder Engagement.”

Compensation Committee Report

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management, and the compensation committee recommended to the board that the Compensation Discussion and Analysis be included in this proxy statement.

THE COMPENSATION COMMITTEE

Thomas M. Hagerty (Chair)

David K. Hunt

EXECUTIVE COMPENSATION

The following table contains information concerning the cash and non-cash compensation awarded to or earned by our named executive officers for the years indicated.

Summary Compensation Table

The following table sets forth certain information with respect to compensation awarded to, earned by or paid for the year ended December 31, 2022 to our Chief Executive Officer, our Chief Financial Officer, our three other most highly compensated executive officers who were serving as executive officers on December 31, 2022.

Name and Principal Position[1]	Fiscal Year	Salary ($)[2]	Bonus ($)[3]	Stock Awards ($)[4]	Non-Equity Incentive Plan Compensation ($)[5]	All Other Compensation ($)[6]	Total ($)
Anthony M. Jabbour Executive Chairman	2022 2021 2020	600,000 600,000 600,000	40,898,457 - -	7,500,015 7,500,060 13,129,954	602,145 3,244,286 2,268,000	574,634 218,210 63,481	50,175,251 11,562,556 16,061,435
Joseph M. Nackashi Chief Executive Officer	2022 2021 2020	694,521 600,000 600,000	673,072 - -	6,000,097 3,500,028 6,200,674	752,681 1,666,607 1,251,000	224,949 95,910 51,800	8,345,320 5,862,545 8,103,474
Kirk T. Larsen President and Chief Financial Officer	2022 2021 2020	528,767 450,000 450,000	387,016 - -	3,875,069 3,000,024 4,803,329	432,792 833,304 625,000	79,484 138,232 33,548	5,303,128 4,421,560 5,911,877
Michael L. Gravelle Executive Vice President and General Counsel	2022 2021 2020	148,000 148,000 148,000	66,409 - -	750,030 675,032 675,014	74,265 274,064 206,000	11,100 11,214 11,487	1,049,804 1,108,310 1,040,501
Michele M. Meyers Former Chief Accounting Officer and Treasurer[7]	2022 2021	57,115 267,500	- -	- 425,068	- 249,992	8,837 26,329	65,952 968,889

1.	Mr. Nackashi served as CEO beginning in May 2022. Our former CEO, Mr. Jabbour, became Executive Chairman in May 2022.

2.	Amounts are not reduced to reflect the named executive officers’ elections, if any, to defer receipt of salary under our ESPP, or under our 401(k) plan.

3.

Amounts include the amounts paid as annual performance-based cash incentives to Messrs. Jabbour, Nackashi, Larsen and Gravelle with respect to adjustments made to the performance results to account for the impact of the pending ICE Merger. With respect to Mr. Jabbour, the amount also includes the Discretionary Bonus paid with respect to the ICE Merger, which was paid in 2022 to mitigate the impact of Sections 280G and 4999 of the Internal Revenue Code following closing of the ICE Merger. The after-tax proceeds of the Discretionary Bonus are held by Mr. Jabbour in an escrow account and will be paid to the Company as liquidated damages (together with any tax refund he receives in respect of such payment) in the event that he is terminated for Cause or voluntarily terminates his employment with the Company prior to closing of the ICE Merger or in the event the Merger Agreement is terminated without consummation of the ICE Merger.

4.	Represents the grant date fair value of performance-based restricted stock awards granted on March 10, 2022 based on the probable outcome of the performance conditions for performance-based awards. Also represents the grant date fair value of time-based restricted stock awards granted on May 16, 2022 to Messrs. Nackashi and Larsen. For Messrs. Jabbour, Nackashi, Larsen and Gravelle, 2021 and 2020 amounts include the grant date fair value of performance-based restricted stock awards granted on March 10, 2021 and February 18, 2020, respectively. For Messrs. Jabbour, Nackashi and Larsen, 2020 amounts also reflects the grant date fair value of the Optimal Blue profits interest awards. All amounts are computed in accordance with ASC Topic 718, Compensation—Stock Compensation, excluding forfeiture assumptions. See the Grants of Plan Based Awards table for details regarding the awards. Assumptions used in the calculation of these amounts are included in Footnote 16 to our Audited Consolidated Financial Statements for the fiscal year ended December 31, 2022 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2023. Ms. Meyers did not receive a any restricted stock awards in 2022 due to her departing the Company on March 12, 2022.

5.	Amounts shown for 2022 represent performance-based amounts earned as annual cash incentives. Amounts shown for 2022 reflect a performance multiplier of 50.2% for Messrs. Jabbour, Nackashi, Larsen and Gravelle. Ms. Meyers did not receive a 2022 annual cash incentive due to her departing the Company on March 12, 2022.

6.	Amounts shown for 2022 include matching contributions under our 401(k) Plan and ESPP; life insurance premiums paid by us; personal use of corporate aircraft; employer contributions to a health savings account and accrued vacation payout. The amount of incremental cost for personal aircraft usage is determined by calculating the hourly variable costs (i.e., fuel, catering, aircraft maintenance, landing and parking fees, crew costs and other miscellaneous costs) for the aircraft, and then multiplying the result by the hours flown for personal use during the year.

2022	Jabbour ($)	Nackashi ($)	Larsen ($)	Gravelle ($)	Meyers($)
401(k) Matching Contributions	6,863	5,265	6,173	-	195
ESPP Matching Contributions	45,000	45,000	27,000	11,100	4,500
Life Insurance Premiums	387	387	207	-	21
Personal Airplane Use	521,584	173,497	45,504	-	-
HSA contributions	800	800	600	-	123
Accrued vacation payout	-	-	-	-	3,998
Total	574,634	224,949	79,484	11,100	8,837

7.	Ms. Meyers voluntarily terminated her employment with the Company on March 12, 2022. As a result, she did not receive any stock awards or an annual cash incentive for 2022 and she forfeited all unvested portions of outstanding equity awards, including the unvested portion of her March 10, 2021 performance-based restricted stock award, upon her termination.

Grants of Plan Based Awards

The following table sets forth information concerning awards granted to the named executive officers during the fiscal year ended December 31, 2022. Michele M. Meyers did not participate in the annual cash incentive plan or receive a 2022 restricted stock award due to her departing the Company on March 12, 2022.

			Estimated Future Payouts Under Non Equity Incentive Plan Awards[1]			(g) Estimated Future	(h)
(a) Name	(b) Grant Date	(c) Award Type	(d) Threshold ($)	(e) Target ($)	(f) Maximum ($)	Payments under Equity Incentive Plan Awards Target (#)[2]	All other stock awards: Number of Shares (#)	(i) Grant Date Fair Value of Restricted Stock Awards ($)[3,4]
Anthony M. Jabbour	N/A	Annual Incentive Plan	600,000	1,200,000	3,600,000	—	—	—
	3/10/22	Performance-Based Restricted Stock	—	—	—	131,165	—	7,500,015
Joseph M. Nackashi	N/A	Annual Incentive Plan	750,000	1,500,000	3,000,000	—	—	—
	3/10/22	Performance-Based Restricted Stock	—	—	—	61,211	—	3,500,045
	5/16/22	Time-Based Restricted Stock	—	—	—	—	35,761	2,500,052
Kirk T. Larsen	N/A	Annual Incentive Plan	431,250	862,500	1,725,000	—	—	—
	3/10/22	Performance-Based Restricted Stock	—	—	—	52,466	—	3,000,006
	5/16/22	Time-Based Restricted Stock	—	—	—	—	12,517	875,063
Michael L. Gravelle	N/A	Annual Incentive Plan	74,000	148,000	296,000	—	—	—
	3/10/22	Performance-Based Restricted Stock	—	—	—	13,117	—	750,030

1.	Amounts reflect potential annual incentive payments for fiscal year 2022. The amounts shown in the Threshold column reflect the amount payable if the threshold level of performance is achieved, which is 50% of the target amount shown in the Target column. The amount shown in the Maximum column is 300% of such target amount for Mr. Jabbour and 200% for Messrs. Nackashi, Larsen and Gravelle. Target annual incentive amounts, as a percentage of base salary, for each of our named executive officers are as follows: Mr. Jabbour 200%, Mr. Nackashi 200%, Mr. Larsen 150%, and Mr. Gravelle 100%.

2.	The amounts shown as performance-based restricted stock in column (g) represent the number of shares of performance-based restricted stock granted on March 10, 2022 for each executive under our Omnibus Incentive Plan, which are subject to (1) time-based vesting over three years based on continued employment, and (2) our meeting an Adjusted EBITDA goal in each of 2022, 2023 and 2024 in order for the 1/3 scheduled to vest in 2023, 2024 and 2025, respectively, to vest.

3.	Represents the grant date fair value of time-based restricted stock awards based upon a $69.91 per share grant date fair value for the awards granted on May 16, 2022.

4.	Represents the grant date fair value of time-based restricted stock awards based upon a $57.18 per share grant date fair value for the awards granted on March 10, 2022.

Outstanding Equity Awards at Year-End

The following table sets forth certain information with respect to outstanding equity awards held by our named executive officers on December 31, 2022. Ms. Meyers forfeited all outstanding equity awards upon her departures from the Company and therefore does not have any outstanding equity awards at year-end.

Name	Grant Date[1,2,3]	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)[4]	Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested (#)	Equity Incentive Plan Awards: Market Value of Unearned Shares That Have Not Vested ($)[4]
Anthony M. Jabbour	3/10/2021	—	—	32,895	2,031,266
	3/10/2022	—	—	87,443	5,399,605
Joseph M. Nackashi	2/18/2020	—	—	15,574	961,695
	3/10/2021	—	—	30,702	1,895,849
	3/10/2022	—	—	61,211	3,779,779
	5/16/2022	35,761	2,208,242	—	—
Kirk T. Larsen	2/18/2020	—	—	13,349	824,301
	3/10/2021	—	—	26,316	1,625,013
	3/10/2022	—	—	52,466	3,239,776
	5/16/2022	12,517	772,925	—	—
Michael L. Gravelle	2/18/2020	—	—	3,003	185,435
	3/10/2021	—	—	5,921	365,622
	3/10/2022	—	—	13,117	809,975

1.	With respect to restricted stock awards granted on February 18, 2020, the awards vest over three years, subject to (i) our achievement of Adjusted EBITDA of $583.4 million for the period of January 1, 2020 to December 31, 2020 (Adjusted EBITDA, as adjusted for purposes of the awards, of $588.6 million was achieved for this period); our achievement of Adjusted EBITDA of $609.9 million for the period January 1, 2021 to December 31, 2021 for the second 1/3 of the award to vest (Adjusted EBITDA, as adjusted for purposes of the awards, of $708.5 million was achieved for this period); and our achievement of Adjusted EBITDA of $724.2 for the period January 1, 2022 to December 31, 2022 for final the 1/3 of the award to vest (Adjusted EBITDA, as adjusted for purposes of the awards, of $758.0 million was achieved for this period); and (ii) the continued service of the award holder.

2.	With respect to restricted stock awards granted on March 10, 2021, the awards vest over three years, subject to (i) our achievement of Adjusted EBITDA of $609.9 million for the period January 1, 2021 to December 31, 2021 for the first 1/3 of the award to vest (Adjusted EBITDA, as adjusted for purposes of the awards, of $708.5 million was achieved for this period); our achievement of Adjusted EBITDA of $724.2 million for the period January 1, 2022 to December 31, 2022 for the second 1/3 of the award to vest (Adjusted EBITDA, as adjusted for purposes of the awards, of $758.0 million was achieved for this period); and our achievement of an Adjusted EBITDA goal in 2023 for final the 1/3 of the award scheduled to vest in 2024; and (ii) the continued service of the award holder.

3.	With respect to restricted stock awards granted on March 10, 2022, the awards vest over three years, subject to (i) our achievement of Adjusted EBITDA of $724.2 million for the period January 1, 2022 to December 31, 2022 for the first 1/3 of the award to vest (Adjusted EBITDA, as adjusted for purposes of the awards, of $758.0 million was achieved for this period), and our achievement of an Adjusted EBITDA goal in 2023 and 2024 for the second and third 1/3’s of the award scheduled to vest in 2024 and 2025, respectively; and (ii) the continued service of the award holder.

4.	Market values are based on the December 30, 2022 closing price for our common stock of $61.75 per share.

Outstanding Optimal Blue Profits Interest Awards at Fiscal Year-End

Due to the strategic importance of the successful execution of our growth strategy for Optimal Blue, the compensation committee determined it was important that the interests of our executives with the most ability to impact our execution of that strategy be tied directly to the growth of Optimal Blue. In November 2020, in order to create a strong link between our executives’ interests and Optimal Blue’s long-term performance and growth, the committee granted equity incentives known as profits interests in Optimal Blue to Messrs. Jabbour, Nackashi and Larsen. No profits interests were granted to our named executive officers in 2021 or 2022.

The profits interest awards are in the form of restricted Class B units of Optimal Blue. Optimal Blue is organized as a limited liability company and is taxed as a partnership under U.S. federal income tax laws. The Class B units are intended to qualify as profits interests for U.S. federal income tax purposes. The profits interests are equity interests in Optimal Blue but have value only following achievement of a specified equity threshold, or hurdle amount. The hurdle amount equals the value of the Optimal Blue on the date the awards are granted. Due to the proximity of the grants of profits interest awards to the closing of our acquisition of Optimal Blue in September 2020, the hurdle amount for the Optimal Blue profits interests granted to Messrs. Jabbour, Nackashi and Larsen is $1.445 billion, which is based on the equity value of Optimal Blue at the time of acquisition. Thus, similar to a stock option, the Optimal Blue profits interest awards only have value to the extent the equity value of Optimal Blue increases above $1.445 billion. The committee also linked the Optimal Blue profits interest awards to our retention goals by providing that the profits interests vest 100% on the third anniversary of grant, subject to continued service. The Optimal Blue profits interests are subject to the terms and conditions of the Optimal Blue 2020 Incentive Plan and the limited liability company operating agreement.

The following table sets forth certain information with respect to outstanding profits interest awards held by our named executive officers at December 31, 2022.

Name	Grant Date	Number of Class B Units That Have Not Vested (#)[1]	Redemption Value of Units that Have Not Vested ($)[2]
Anthony M. Jabbour	11/24/2020	1,330	14,681,764
Joseph M. Nackashi	11/24/2020	638	7,042,831
Kirk T. Larsen	11/24/2020	426	4,702,580

1.	Optimal Blue profits interests vest 100% on the third anniversary of the date of grant.

2.	Based on a redemption value as of December 31, 2022 of $11,038.92 per unit, as determined using the fair value method of accounting under GAAP.

Stock Vested

The following table sets forth information concerning each vesting of restricted stock (on an aggregated basis) during the fiscal year ended December 31, 2022 for each of the named executive officers:

	Stock Vested Restricted Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Anthony M. Jabbour	223,988	13,205,243
Joseph M. Nackashi	53,199	3,169,985
Kirk T. Larsen	42,418	2,515,312
Michael L. Gravelle	9,211	544,812
Michele M. Meyers	5,221	309,438

As discussed above, on December 20, 2022, to further mitigate the potential impact of Section 280G of the Internal Revenue Code on the applicable executive and Black Knight, the compensation committee determined to accelerate the settlement and vesting of the outstanding equity awards granted to Mr. Jabbour that would otherwise vest in the first quarter of 2023, which were vested on December 20, 2022.

Employment Agreements

In 2022, we were party to employment agreements with each of our named executive officers. The material terms of these agreements are summarized below. Additional information regarding post termination benefits provided under our continuing executive officer’s employment agreements can be found under “—Potential Payments Upon Termination or Change of Control” below. As described above, in connection with the leadership transition, our compensation committee, approved several changes executive compensation, as well as related amendments to our named executive officers’ employment agreements, including the following:

•	For Messrs. Nackashi and Larsen, changes to their minimum base salaries and target annual incentive opportunities, in each case to be consistent with changes to their base salaries and target annual incentive opportunity following discussion with the committee’s independent compensation consultant in consideration of Messrs. Nackashi’s and Larsen’s total compensation levels relative to their respective experience, duties and responsibilities in their new roles, as well as peer and market data.

•	For Messrs. Nackashi and Larsen, to increase the lump sum the executive would receive in the event of a termination by the Company without “Cause” or by the executive for “Good Reason”, from 200% to 250% of the executive’s base salary and target annual incentive opportunity in effect for the year in which the date of termination occurs.

•	For Messrs. Jabbour, Nackashi, Larsen and Gravelle, amendments to the definition of “Good Reason” to include a material diminution in the executive’s duties or responsibilities upon or within 24 months following a Change in Control of the Company or receipt of notice that the term of the executive’s employment agreement will not be renewed such that the agreement would expire prior to the two-year anniversary of the closing of the ICE Merger, in each case upon or within 24 months after a Change in Control of the Company.

•	For Messrs. Jabbour, Nackashi, Larsen and Gravelle, that all outstanding equity awards granted to our executives by the Company or our affiliates will become immediately vested upon a termination of the executive’s employment by the Company without “Cause” or by the executive for “Good Reason”.

•	For Messrs. Jabbour and Larsen, amended certain non-competition provisions.

For each of our named executive officers their employment agreement provides that, if any payments or benefits to be paid to the executive pursuant to the terms of the employment agreement or otherwise would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, then the executive may elect for such payments to be reduced to one dollar less than the amount that would constitute a “parachute payment” under Section 280G of the Internal Revenue Code; and that if the executive does not elect to have such payments so reduced, he or she is responsible for payment of any excise tax resulting from such payments and shall not be entitled to a gross up payment under his employment agreement.

Anthony M. Jabbour

We entered into an employment agreement with Mr. Jabbour, effective as of April 1, 2018, to serve as our Chief Executive Officer, with a provision for automatic annual extensions unless either party provides timely notice that the term should not be extended. In light of Mr. Jabbour role as Executive Chairman, we amended Mr. Jabbour’s employment agreement, effective as of May 16, 2022, to reflect his new title and compensation. Mr. Jabbour’s employment agreement provides that he will receive a minimum annual base salary of $600,000 and is eligible for an annual incentive bonus opportunity, with amounts payable depending on performance relative to targeted results. Mr. Jabbour’s target bonus is set at 200% of his base salary, with a maximum of up to 600% of his target bonus.

Mr. Jabbour’s employment agreement provides that, in the event the Company is sold during the employment term and/or outperforms its financial projections in any calendar year, he is eligible to receive a discretionary bonus in an amount determined by the compensation committee. Mr. Jabbour is entitled to the benefits we provide to our other employees generally.

Joseph M. Nackashi

In light of Mr. Nackashi’s new role of Chief Executive Officer, we entered into an amendment to Mr. Nackashi’s employment agreement to reflect his new title and compensation, effective March 16, 2022. As amended, the employment agreement provides a provision for automatic annual extensions unless either party provides timely notice that the term should not be extended. Under the terms of the agreement, Mr. Nackashi’s minimum annual base salary is $750,000, and Mr. Nackashi is eligible for an annual incentive bonus opportunity, with amounts payable depending on performance relative to targeted results. Mr. Nackashi’s target bonus was increased to 200% (from 100%) of his base salary, with a maximum of up to 400% (increased from 200%) of his base salary. Mr. Nackashi is entitled to the benefits we provide to our other employees generally.

Kirk T. Larsen

In light of Mr. Larsen’s new role of President and Chief Financial Officer, we entered into an amendment to Mr. Larsen’s employment agreement effective March 16, 2022. As amended, the employment agreement provides that Mr. Larsen will serve as our Chief Financial Officer for a three-year term, with a provision for automatic annual extensions unless either party provides timely notice that the term should not be extended. Under the terms of the agreement, Mr. Larsen’s minimum annual base salary was increased $575,000 (from $435,000) and Mr. Larsen is eligible for an annual incentive bonus opportunity, with amounts payable depending on performance relative to targeted results. Mr. Larsen’s target bonus was increased to 150% (from 100%) of his base salary, with a maximum of up to 300% of his base salary. Mr. Larsen is entitled to the benefits we provide to our other employees generally.

Michael L. Gravelle

We entered into an amended and restated employment agreement with Mr. Gravelle, effective March 1, 2015, as amended on April 30, 2016, November 1, 2019, and May 16, 2022 to serve as our Executive Vice President and General Counsel. The agreement provides for a three-year term with automatic annual extensions unless either party provides timely notice that the term should not be extended. Under the terms of the agreement, Mr. Gravelle is eligible for an annual incentive bonus opportunity, with amounts payable depending on performance relative to targeted results. Mr. Gravelle’s target bonus is set at 100% of his base salary, with a maximum of up to 200% of his base salary. Mr. Gravelle is entitled to the benefits we provide to our other employees generally.

Michele M. Meyers

From March 1, 2021 until March 12, 2022, we were party to a severance agreement with Ms. Meyers. Under the terms of the agreement, Ms. Meyers’ minimum annual base salary was $260,000 and Ms. Meyers was eligible for a target annual incentive opportunity equal to 50% of her base salary, with the amount to be paid under the annual incentive opportunity to be determined in the discretion of the compensation committee or the Chief Executive Officer.

Potential Payments Upon Termination or Change of Control

In this section, we discuss the nature and estimated value of payments and benefits we would provide to our named executive officers in the event of termination of employment or a change of control. The amounts described in this section reflect amounts that would have been payable under (i) our plans, and (ii) where applicable with respect to Messrs. Jabbour, Nackashi, Larsen and Gravelle, their employment agreements, if their employment had terminated on December 31, 2022. We do not provide any information in this section regarding amounts payable to Ms. Meyers because she voluntarily terminated her employment with the Company on March 12, 2022 and did not receive any cash payments or accelerated vesting with respect to her outstanding equity awards in connection with her termination.

The types of termination situations include a voluntary termination by the executive, with or without good reason, a termination by us either for cause or not for cause and termination in the event of disability or death. We also describe the estimated payments and benefits that would be provided upon a change in control without a termination of employment. The actual payments and benefits that would be provided upon a termination of employment would be based on the named executive officers’ compensation and benefit levels at the time of the termination of employment and the value of accelerated vesting of share-based awards would be dependent on the value of the underlying stock.

For any termination of employment, our named executive officers would be entitled to benefits that are available generally to our domestic salaried employees, such as distributions under our 401(k) savings plan, certain disability benefits and accrued vacation. We have not described or provided an estimate of the value of any payments or benefits under plans or arrangements that do not discriminate in scope, terms or operation in favor of a named executive officer and that are generally available to all salaried employees.

Potential Payments Under Employment or Severance Agreements

As discussed above, we have entered into employment agreements with Messrs. Jabbour, Nackashi, Larsen and Gravelle. The agreements contain provisions for the payment of severance benefits following certain termination events. On May 16, 2022, the compensation committee approved amendments to Messrs. Jabbour’s, Nackashi’s, Larsen’s and Gravelle’s employment agreements in order to reflect the changes to their respective roles, to modify the terms of the “Good Reason” definition, to clarify the treatment of outstanding equity incentive awards, including Class B Units of Optimal Blue Holdco, LLC, in the event of a termination by the Company without “Cause” or by the executive for “Good Reason.” In the cases of Mr. Nackashi and Mr. Larsen, the amended employment agreements also adjusted from 200% to 250% the lump sum payment each of them would receive in the event of a termination by the Company without “Cause” or by the executive for “Good Reason”. Below is a summary of the payments and benefits that Messrs. Jabbour, Nackashi, Larsen and Gravelle would receive in connection with various employment or service termination scenarios on December 30, 2022, the last trading day of our fiscal year end. Ms. Meyers severance agreement terminated in connection with her voluntary termination of employment on March 12, 2022. She did not receive any payments under her severance agreement in connection with her voluntary termination of employment.

Termination Payment	Without Cause or by the Executive for Good Reason	Death or Disability	For Cause or Without Good Reason
Accrued obligations (earned unpaid base salary, annual bonus payments relating to the prior year, and any unpaid expense reimbursements)	✓	✓	✓
Prorated Annual Bonus based on the actual incentive the named executive officer would have earned for the year of termination[1]	✓	✓	X
Lump Sum Payment equal to a percentage, of the sum of the executive’s (a) annual base salary and (b) the target bonus opportunity in the year in which the termination of employment occurs[2]	✓	X	X
Right to convert any life insurance provided by us into an individual policy, plus a lump sum cash payment equal to thirty-six months of premiums	✓	X	X
COBRA coverage (so long as the executive pays the premiums) for a period of three years or, if earlier, until eligible for comparable benefits from another employer, plus a lump sum cash payment equal to the sum of thirty-six monthly COBRA premium payments[3]	✓	X	X
Vesting of all stock option, restricted stock and other equity-based incentive awards, including the Optimal Blue Class B units	✓	✓	X

1.	The prorated annual bonus is based on the following:

•	In the event of a termination without Cause or by the executive for Good Reason, the actual incentive the named executive officer would have earned for the year of termination and the fraction of the year the executive was employed by us.

•	In the event of a termination for death or disability, the target annual bonus opportunity in the year in which the termination occurs or the prior year if no target annual bonus opportunity has yet been determined and (b) for Mr. Jabbour, the fraction of the year the executive was employed, and for Messrs. Nackashi, Larsen and Gravelle, based on the amount of their respective accrued annual bonuses as contained on the internal books of the Company for the month in which the termination occurs.

2.	The percentage for the lump sum payment for each executive is as follows: Mr. Jabbour (250%), Mr. Nackashi (250%), Mr. Larsen (250%) and Mr. Gravelle (200%).

3.	Mr. Nackashi’s agreement does not include this provision with respect to a termination without Cause or by Mr. Nackashi for Good Reason.

Definition: Cause. The table below shows the reasons that the Company may terminate each named executive officer’s employment for “Cause.”

Definition of “Cause” includes:	Jabbour	Nackashi	Larsen	Gravelle
Persistent failure to perform duties consistent with a commercially reasonable standard of care	✓	✓	✓	✓
Willful neglect of duties	✓	✓	✓	✓
Conviction of, or pleading nolo contendere to, criminal or other illegal activities involving dishonesty or moral turpitude	✓	✓	✓	✓
Material breach of the employment agreement	✓	✓	✓	✓
Impeding or failing to materially cooperate with an investigation authorized by our board of directors	✓	✓	✓	✓
Material breach of the Company’s business policies, accounting practices or standards of ethics	✓	✓	✓	✓
Material breach of any applicable non-competition, non-solicitation, trade secrets, confidentiality or similar restrictive covenant	✓	✓	✓	✓

Definition: Good Reason. The following table shows for each of the named executive officers the reasons that each executive may terminate his employment for “Good Reason.”

Definition of “Good Reason” includes:	Jabbour	Nackashi	Larsen	Gravelle
Material diminution in executive’s duties or responsibilities	✓	✓	✓	✓
Receipt of notice of non-renewal of employment agreement prior to the two-year anniversary of the closing of the ICE Merger	✓	✓	✓	✓
Material change in the geographic location of the executive’s principal working location	✓	✓	✓	✓
Material diminution of the executive’s title, base salary or annual bonus opportunity	✓	✓	✓	✓
Material breach of any of our obligations under the employment agreement	✓	✓	✓	✓

Potential Payments under Omnibus Incentive Plan

In addition to the post termination rights and obligations set forth in the employment and award agreements, our Omnibus Incentive Plan provides for the potential acceleration of vesting and/or payment of equity awards in connection with a change in control.

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

Our performance-based restricted stock award agreements (and for Messrs. Nackashi and Larsen, their May 2022 time-based restricted stock award agreements) provide that the awards will vest in connection with a change in control only if the executive’s employment with the Company is terminated in the six months preceding, or at any time following the change in control that is prior the vesting of the award.

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

In 2022, the compensation committee approved changes to the employment agreements of each of Messrs. Jabbour, Nackashi, Larsen and Gravelle to provide that all outstanding equity awards granted by the Company or our affiliates will become immediately vested upon a termination of the executive’s employment by the Company without “Cause” or by the executive for “Good Reason”.

Potential Payments Under Optimal Blue 2020 Incentive Plan

In addition, Messrs. Jabbour, Nackashi and Larsen may be entitled to receive potential acceleration of vesting in connection with a sale of Optimal Blue under the Optimal Blue 2020 Incentive Plan. According to their profits interest award agreements, 100% of the Class B units granted to Messrs. Jabbour, Nackashi and Larsen will become vested upon the consummation of a sale of Optimal Blue.

A sale of Optimal Blue for purposes of the Optimal Blue 2020 Incentive Plan generally means the consummation of a transaction or in a series of related transactions with any other person on an arm’s-length basis other than an affiliate of Cannae or THL, pursuant to which such party or parties:

•	acquire (whether by merger, Unit purchase, recapitalization, reorganization, redemption, issuance of Units or otherwise) more than 50% of the voting units of Optimal Blue, or

•	acquire assets constituting all or substantially all of the assets of Optimal Blue and its subsidiaries on a consolidated basis.

Changing the form of organization or the organizational structure of Optimal Blue or its subsidiaries, contributing securities to entities controlled by Optimal Blue and a public offering of Optimal Blue do not constitute a sale of Optimal Blue. Black Knight’s acquisition on February 15, 2022 of the minority interests in Optimal Blue previously held by Cannae and THL did not constitute a sale of Optimal Blue.

In addition, in the event of a change in control of Black Knight, profits interest holders, including Messrs. Jabbour, Nackashi and Larsen, have the right to require Optimal Blue to redeem all, but not less than all, of their Class B units (whether vested or unvested). The redemption price for the Class B units held by any profits interest holder who elects to require redemption of their units would be the fair market value of the units as determined based upon an appraisal process conducted by a nationally recognized valuation or investment banking firm.

In connection with the amendments to Messrs. Jabbour, Nackashi and Larsen’s employment agreements described above, in the event of termination by the Company for a reason other than Cause, death or disability or in the event of a termination by the executive for Good Reason, the Class B units outstanding as of the date of termination would become immediately vested and/or payable.

Potential Payments Upon Change of Control

Except with respect to Mr. Jabbour’s Discretionary Bonus, none of our named executive officers’ agreements provide for a payment or a benefit upon a change of control without termination.

Estimated Cash Payments Upon Termination of Employment

The following table includes the cash severance amounts that would have been payable to each named executive officer in the event of a termination of employment by us not for Cause or a termination by the executive for Good Reason. Our estimate of the cash severance amounts that would be provided to each individual assumes that their employment terminated on December 30, 2022, the last trading day of our fiscal year ended December 31, 2022. The severance amounts do not include a prorated 2022 annual incentive since the named executive officers would have been paid based on their service through the end of the year and therefore would have received the annual incentive whether or not the termination occurred, and excludes Mr. Jabbour’s Discretionary Bonus, which was paid on December 20, 2022, subject to the terms and conditions described above.

Reason for Termination Payment:	Jabbour	Nackashi	Larsen	Gravelle
Termination by Company Without Cause	4,605,168	5,625,000	3,667,614	592,000
Termination by Employee for Good Reason	4,605,168	5,625,000	3,667,614	592,000
Death	—	—	—	—
Disability	—	—	—	—

Estimated Equity Payments upon Termination of Employment or Change in Control

The table below includes the estimated values of the Black Knight restricted stock awards and, in the case of Messrs. Jabbour, Nackashi and Larsen, the Optimal Blue Class B units held by our named executive officers that would vest upon a change of control, upon the termination of their employment due to death or disability, or upon a termination without Cause by the Company or by the executive for Good Reason, in each case assuming such event occurred on December 31, 2022. The amounts below were determined based upon the number of unvested restricted shares held by each executive as of December 30, 2022 (as set forth in the Outstanding Equity Awards at Fiscal Year End table above), multiplied by $61.75 per share, which was the closing price of our common stock on December 30, 2022 (the last trading day of our fiscal year ended December 31, 2022). For Messrs. Jabbour, Larsen and Nackashi, the amounts reflected for a termination without Cause or by the executive for Good Reason also include the value of the Optimal Blue Class B units held by each executive as of December 31, 2022 (as set forth in the Outstanding Optimal Blue Profits Interest Awards at Fiscal Year-End table above), multiplied by a redemption value of $11,038.92 per unit, as determined using the fair value method of accounting under GAAP. As discussed above, on December 20, 2022, to further mitigate the potential impact of Section 280G of the Internal Revenue Code, the compensation committee determined to accelerate the settlement and vesting of the outstanding equity awards granted to Mr. Jabbour that would otherwise have vested in the first quarter of 2023, and therefore such awards are not included in the values below.

Estimated Value of Restricted Stock Awards that Would Vest	Jabbour	Nackashi	Larsen	Gravelle
Termination Without Cause or by Executive for Good Reason	22,112,635	15,888,395	11,164,594	1,361,032
Death	22,112,635	15,888,395	11,164,594	1,361,032
Disability	22,112,635	15,888,395	11,164,594	1,361,032
Change in Control	—	—	—	—

Compensation Committee Interlocks and Insider Participation

The compensation committee is currently composed of Thomas M. Hagerty (Chair) and David K. Hunt. During 2022, no member of the compensation committee was a former or current officer or employee of Black Knight or any of its subsidiaries. In addition, during 2022, none of our executive officers served (i) as a member of the compensation committee or board of directors of another entity, one of whose executive officers served on our compensation committee, or (ii) as a member of the compensation committee of another entity, one of whose executive officers served on our board.

Discussion of Our Compensation Policies and Practices as They Relate to Risk Management

We reviewed our compensation policies and practices for all employees including our named executive officers and determined that our compensation programs are not reasonably likely to have a material adverse effect on our Company. In conducting the analysis, we reviewed the structure of our executive, non-executive, sales commission and performance-based restricted stock award incentive programs and the internal controls and risk mitigation processes that are in place for each program. We also reviewed data compiled across our Software Solutions, Data and Analytics and corporate operations relative to Adjusted revenues, Adjusted EBITDA, compensation expense and incentive program expenses (including as a percentage of both Adjusted revenues and compensation expense).

We believe that several design features of our compensation programs mitigate risk. We set base salaries at levels that provide our employees with assured cash compensation that is appropriate to their job duties and level of responsibility and that, when taken together with incentive awards, motivate them to perform at a high level without encouraging inappropriate risk taking to achieve a reasonable level of secure compensation.

With respect to our executives’ incentive opportunities, we believe that our use of measurable corporate financial performance goals, multiple performance levels and minimum, target and maximum achievable payouts, together with the compensation committee’s discretion to reduce awards, serve to mitigate excessive risk taking. The risk of overstatement of financial figures to which incentives are tied is mitigated by our compensation committee’s review and approval of the awards and internal and external review of our financial results. We also believe that our use of restricted stock awards and multi-year vesting schedules in our long-term incentive awards, as well as our executive stock ownership guidelines that strongly promote long-term stock ownership, encourage our executives to deliver incremental value to our shareholders and align their interests with our sustainable long-term performance, thereby mitigating risk.

2022 CEO Pay Ratio

As required by the Dodd-Frank Wall Street Reform and Consumer Protection Act, we are providing the following information about the relationship of the annual total compensation of our CEO and the annual total compensation of our employees for 2022, which we refer to as our CEO pay ratio. Our CEO pay ratio information is a reasonable good faith estimate calculated in a manner consistent with Item 402(u) of Regulation S-K.

The ratio of the annual total compensation of our CEO, calculated as described above, to the median of the annual total compensation of all employees for 2022 was 85 to 1. This ratio was based on the following:

•	The annual total compensation of our CEO, determined as described below was $8,400,799; and

•	The median of the annual total compensation of all employees (other than our CEO), determined in accordance with SEC rules, was $98,734.

Annual Total Compensation of Chief Executive Officer. We are providing the following information about the relationship of the median annual total compensation of our employees and the total compensation of Mr. Joseph Nackashi, our Chief Executive Officer as of May 16, 2022, pursuant to the SEC’s pay ratio disclosure rules set forth in Item 402(u) of Regulation S-K. Because we had two CEOs during 2022, SEC rules allow us the option of calculating the compensation provided to each CEO during 2022 for the time each served as CEO and combine those amounts, or for the CEO serving in that position on the date we selected to identify the median employee and annualize that CEO’s compensation. Accordingly, and because Mr. Nackashi is our current CEO, we determined it was appropriate to annualize the compensation Mr. Nackashi received during his role as Chief Executive Officer. The pay ratio is calculated in a manner consistent with the SEC’s pay ratio disclosure rules.

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

Employee Population. We determined that, as of November 30, 2020, the date we selected to identify the median employee, our total global employee population consisted of approximately 5,700 individuals.

Compensation Measure Used to Identify the Median Employee. Given the geographical distribution of our employee population, we use a variety of pay elements to structure the compensation arrangements of our employees. Consequently, for purposes of measuring the compensation of our employees to identify the median employee, rather than using annual total compensation, we selected base salary/wages and overtime pay, plus actual annual cash incentive compensation (annual bonus) and allowances paid through November 30, 2020 as the compensation measure.

•	We annualized the compensation of employees to cover the full calendar year, and also annualized any new hires in 2020 as if they were hired at the beginning of the fiscal year, as permitted by SEC rules, in identifying the median employee.

•	We did not make any cost-of-living adjustments in identifying the median employee.

•	Using this methodology, we estimated that the median employee was an employee with base salary/wages and overtime pay plus actual annual bonuses and allowances paid for the year ended December 31, 2022 of $98,734.

Annual Total Compensation of Median Employee. In order to determine the annual total compensation of the median employee, we identified and calculated the elements of that employee’s compensation for 2022 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation in the amount of $98,734.

Director Compensation

As an executive of the Company, Mr. Jabbour receives no additional compensation for services as a director. In 2022, all non-executive directors received an annual retainer of $75,000, payable quarterly. The chair and each member of the Audit Committee received an additional annual retainer (payable in quarterly installments) of $40,000 and $30,000, respectively, for their service on the Audit Committee. The chairs and each member of the Compensation, Corporate Governance and Nominating, and Risk Committees received an additional annual retainer (payable in quarterly installments) of $21,000 and $16,000, respectively, for their service on such committees. In addition, Mr. Hagerty received an annual retainer of $30,000 (payable in quarterly installments) for his service as our independent Lead Director.

Each non-executive director also received an equity-based award with a grant date fair value of $225,000, which the Compensation Committee determined to increase from $150,000. In 2022, we offered our non-employee directors the opportunity to elect to receive their annual director equity award in the form of restricted shares or restricted stock units (RSUs). In the case of the RSUs, the award will not settle until the director’s separation of service from the board. All restricted shares and RSUs granted to our directors in 2022 were granted under our Omnibus Incentive Plan, vest in their entirety on the first anniversary of the grant date and are not subject to any performance restriction.

We also reimburse each of our directors for all reasonable out of pocket expenses incurred in connection with attendance at board and committee meetings, as well as with any director education programs, they attend relating to their service on our board of directors. Each non-employee director is eligible to participate in our deferred compensation plan to the extent he or she elects to defer any board or committee fees. Mr. Rao deferred the fees he earned in 2022 for his service on the board and the committees on which he serves.

2022 Director Compensation

The following table sets forth information concerning the compensation of our directors for the fiscal year ended December 31, 2022:

Name	Fees Earned or Paid in Cash ($)[1]	Stock Awards ($)[2]	All Other Compensation ($)	Total ($)
Catherine L. Burke	91,000	225,003	—	316,003
Thomas M. Hagerty	142,000	225,003	—	367,003
David K. Hunt	128,000	225,003	—	353,003
Joseph M. Otting	115,000	225,003	—	340,003
Ganesh B. Rao	91,000	225,003	—	316,003
John D. Rood	126,000	225,003	—	351,003
Nancy L. Shanik	105,000	225,003	—	330,003

1.	Amounts include the cash portion of annual board and committee retainers earned for services as a director in 2022. Amounts shown are not reduced to reflect directors’ elections, if any, to defer receipt of retainers into our deferred compensation plan.

2.	Amounts shown for all directors represent the grant date fair value of restricted stock awards granted in 2022, computed in accordance with FASB ASC Topic 718. For Ms. Burke, Mr. Hagerty, Mr. Otting and Ms. Shanik, these awards consisted of 3,383 restricted stock units granted in June 2022. For Mr. Hunt, Mr. Rao and Mr. Rood, these awards consisted of 3,383 restricted shares of common stock. All of the restricted stock unit and restricted stock awards granted to our directors in 2022 vest on the first anniversary of the grant date subject to continued service on our board. Assumptions used in the calculation of these amounts are included in Note 16 to our audited financial statements for the fiscal year ended December 31, 2022 included in our Annual Report on Form 10-K filed with the SEC on February 28, 2023. The grant date fair values of the awards granted in 2022 are based on a per share grant date fair value of $66.51, which is equal to the closing price of our common stock on June 10, 2022. As of December 31, 2022, awards outstanding for each director were as follows: Ms. Burke 3,383 restricted stock units; Mr. Hagerty 3,383 restricted stock units; Mr. Hunt 3,383 restricted shares; Mr. Otting 3,383 restricted stock units; Mr. Rao 3,383 restricted shares; Mr. Rood 3,383 restricted shares; and Ms. Shanik 3,383 restricted stock units.

Pursuant to the Merger Agreement, upon closing of the ICE Merger, each outstanding restricted stock award held by a non-employee director will vest in full and be cancelled and converted into the right to receive the merger consideration, and each restricted stock unit award held by a non-employee director will vest in full and be deemed settled for a number of shares of Black Knight common stock equal to the number of shares underlying the restricted stock unit award, which will be cancelled and converted into the right to receive the merger consideration.

Non-GAAP Financial Measures

This Form 10-K/A contains non-GAAP financial measures, including Adjusted revenues, Adjusted EBITDA, Adjusted net earnings and Adjusted EPS. These are important financial measures for us but are not financial measures as defined by generally accepted accounting principles ("GAAP"). The presentation of this financial information is not intended to be considered in isolation of or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

We use these non-GAAP financial measures for financial and operational decision making and as a means to evaluate period-to-period comparisons. We believe these measures provide useful information about operating results, enhance the overall understanding of past financial performance and future prospects and allow for greater transparency with respect to key metrics used by management in its financial and operational decision making, including determining a portion of executive compensation. We also present these non-GAAP financial measures because we believe investors, analysts and rating agencies consider them useful in measuring our ability to meet our debt service obligations. By disclosing these non-GAAP financial measures, we believe we offer investors a greater understanding of, and an enhanced level of transparency into, the means by which our management operates the company.

These non-GAAP financial measures are not measures presented in accordance with GAAP, and our use of these terms may vary from that of others in our industry. These non-GAAP financial measures should not be considered as an alternative to revenues, operating income, operating margin, net earnings, net earnings per share, net earnings margin or any other measures derived in accordance with GAAP as measures of operating performance or liquidity. Reconciliations of these non-GAAP financial measures to the most directly comparable GAAP financial measures are presented in the attached schedules.

Adjusted revenues - We define Adjusted revenues as Revenues adjusted to include the revenues that we did not record during the respective period due to the deferred revenue purchase accounting adjustment recorded in accordance with GAAP. We also exclude the effect of in-year acquisitions and divestitures and the market and/or legislative effect on origination and foreclosure volumes.

Adjusted EBITDA - We define Adjusted EBITDA as Net earnings attributable to Black Knight, with adjustments to reflect the addition or elimination of certain statement of earnings items including, but not limited to:

•	Depreciation and amortization;

•	Impairment charges;

•	Interest expense, net;

•	Income tax expense;

•	Other expense, net;

•	Equity in (earnings) losses of unconsolidated affiliates, net of tax;

•	(Gains) losses related to investments in unconsolidated affiliate, net of tax;

•	Net earnings (losses) attributable to redeemable noncontrolling interests;

•	equity-based compensation, including certain related payroll taxes;

•	acquisition-related costs, including costs pursuant to purchase agreements;

•	costs related to the ICE Transaction; and

•	costs associated with expense reduction initiatives.

These adjustments are reflected in Corporate and Other.

Adjusted net earnings - We define Adjusted net earnings as Net earnings attributable to Black Knight with adjustments to reflect the addition or elimination of certain statement of earnings items including, but not limited to:

•	equity in (earnings) losses of unconsolidated affiliates, net of tax;

•	(gains) losses related to investments in unconsolidated affiliate, net of tax;

•	(gain) related to the TitlePoint Transaction;

•	the net incremental depreciation and amortization adjustments associated with the application of purchase accounting;

•	equity-based compensation, including certain related payroll taxes;

•	costs associated with debt and/or equity offerings;

•	acquisition-related costs, including costs pursuant to purchase agreements;

•	costs related to the ICE Transaction;

•	costs associated with expense reduction initiatives;

•	costs and settlement (gains) losses associated with significant legal matters;

•	adjustment for income tax expense primarily related to the tax effect of the non-GAAP adjustments and a discrete income tax benefit related to the establishment of a deferred tax asset as a result of our reorganization of certain wholly-owned subsidiaries; and

•	adjustment for redeemable noncontrolling interests primarily related to the effect of the non-GAAP adjustments.

Adjusted EPS - Adjusted EPS is calculated by dividing Adjusted net earnings by the diluted weighted average shares of common stock outstanding.

BLACK KNIGHT, INC.

Reconciliation of GAAP to Non-GAAP Financial Measures

(In millions)

(Unaudited)

Reconciliation of Net Earnings to Adjusted EBITDA

	Year ended December 31,
	2022	2021
Net earnings attributable to Black Knight	$452.5	$207.9
Depreciation and amortization	369.6	365.0
Interest expense, net	100.6	83.6
Income tax expense	22.4	35.7
Other expense, net	11.9	6.4
Equity in (earnings) losses of unconsolidated affiliates, net of tax	(1.3)	7.3
Gain related to investment in unconsolidated affiliate, net of tax	(305.4)	(9.9)
Net losses attributable to redeemable noncontrolling interests	(2.5)	(28.0)
EBITDA	647.8	668.0
Equity-based compensation	55.7	42.9
Acquisition-related costs	7.3	8.0
ICE Transaction-related costs	22.3	—
Expense reduction initiatives	2.2	5.3
Adjusted EBITDA	$735.3	$724.2

BLACK KNIGHT, INC.

Reconciliation of GAAP to Non-GAAP Financial Measures (Continued)

(In millions, except per share data)

(Unaudited)

Reconciliation of Net Earnings to Adjusted Net Earnings

	Year ended December 31,
	2022	2021
Net earnings attributable to Black Knight	$452.5	$207.9
Equity in (earnings) losses of unconsolidated affiliates, net of tax	(1.3)	7.3
Gain related to investment in unconsolidated affiliate, net of tax	(305.4)	(9.9)
Depreciation and amortization purchase accounting adjustment	207.5	219.0
Equity-based compensation	55.7	42.9
Debt and/or equity offering expenses	—	2.3
Acquisition-related costs	7.3	8.0
ICE Transaction-related costs	22.3	—
Expense reduction initiatives	2.0	5.3
Legal matters	12.4	4.2
Income tax expense adjustment	(82.3)	(67.4)
Redeemable noncontrolling interests adjustment	(5.8)	(48.1)
Adjusted net earnings	$364.9	$371.5

Adjusted EPS	$2.35	$2.38
Weighted average shares outstanding, diluted	155.6	155.8

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding beneficial ownership of our common stock by each shareholder who is known by the Company to beneficially own 5% or more of such class. Percentages in the table reflect the percent of common shares held by each shareholder.

Name	Shares Beneficially Owned[1]	Percent of Total Class[2]
The Vanguard Group 100 Vanguard Blvd., Malvern, PA 19355	14,119,015	9.0%
T. Rowe Price Associates, Inc. 100 E. Pratt Street, Baltimore, MD 21202	13,813,507	8.8%
Massachusetts Financial Services Co. 111 Huntington Avenue, 24th Floor, Boston, MA 02199	12,322,028	7.9%
BlackRock, Inc. 55 East 52nd Street, New York, NY 10055	11,534,993	7.4%

1.	Amounts are based on information publicly filed with the SEC.

2.	Applicable percentages based on 156,799,838 shares of our common stock outstanding as of March 13, 2023.

Security Ownership of Management and Directors

The following table sets forth information regarding beneficial ownership of our common stock by:

•	Each of our directors and nominees for director;

•	Each of the named executive officers as defined in Item 402(a)(3) of Regulation S-K promulgated by the SEC; and

•	All of our executive officers and directors as a group.

Percentages in the following table reflect the percent of our common shares outstanding as of March 13, 2023. The mailing address of each director and executive officer shown in the table below is c/o Black Knight, Inc., 601 Riverside Avenue, Jacksonville, Florida 32204.

Name	Number of Shares	Percent of Shares[1]
Catherine L. Burke	6,760	*
Michael L. Gravelle	112,260	*
Thomas M. Hagerty[2]	53,560	*
David K. Hunt	65,045	*
Anthony M. Jabbour[3]	785,414	*
Kirk T. Larsen[4]	538,451	*
Joseph M. Nackashi	418,960	*
Joseph M. Otting[5]	16,734	*
Ganesh B. Rao	16,862	*
John D. Rood	81,487	*
Nancy L. Shanik	8,024	*
Michele M. Meyers[6]	18,980	*
All directors and officers (11 persons)[7]	2,103,557	1.3%

* Represents less than 1% of our common stock.

1.	Applicable percentages based on 156,799,838 shares of our common stock outstanding as of March 13, 2023.

2.	Includes 14,476 shares of our common stock held by trust.

3.	Includes 41,300 shares of our common stock held by Anthony M. Jabbour 2021 Grantor Retained Annuity Trust and 413,410 shares of our common stock held by the Anthony M. Jabbour 2022 Grantor Retained Annuity Trust.

4.	Includes 154,895 shares of our common stock held by the Kirk Larsen Revocable Trust.

5.	Includes 5,605 shares of our common stock held by the Otting Family Trust.

6.	Reflects Ms. Meyers, ownership as of March 12, 2022, the date she departed the Company.

7.	Excludes Ms. Meyers, who departed the Company on March 12, 2022.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2022 about our common stock which may be issued under our equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(c)[1]
Equity compensation plans approved by security holders	—	—	6,126,892
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	6,126,892

1.	In addition to being available for future issuance upon exercise of options and stock appreciation rights, under the Omnibus Incentive Plan, shares of our common stock may be issued in connection with awards of restricted stock, restricted stock units, performance shares, performance units or other equity-based awards.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

Our nominating and corporate governance committee evaluates our relationships with each director and nominee and makes a recommendation to our board of directors as to whether to make an affirmative determination that such director or nominee is independent. Under our corporate governance guidelines, an “independent” director is one who meets the qualification requirements for being independent under applicable laws and the corporate governance listing standards of NYSE.

Our board of directors determined that Catherine L. Burke, Thomas M. Hagerty, David K. Hunt, Joseph M. Otting, Ganesh B. Rao, John D. Rood and Nancy L. Shanik are independent. The board of directors also determined that Messrs. Hagerty and Hunt are independent for purposes of service on our compensation committee.

In determining independence, the board of directors considered all relationships that might bear on our directors’ independence from Black Knight. The board of directors determined that Anthony M. Jabbour is not independent because he is the Executive Chairman of Black Knight.

In considering the independence of our directors, the board of directors considered the following factors:

•	Mr. Hagerty and Mr. Rao are each Managing Directors of Thomas H. Lee Partners, L.P. (THL). On February 15, 2022, we purchased THL’s 20% interest in Optimal Blue Holdco, LLC (Optimal Blue) for aggregate consideration of (y) $289 million in cash and (z) 14,550,544 shares of common stock of DNB owned by Black Knight. For further discussion of our purchase of the minority interests in Optimal Blue, see “Certain Relationships and Related Transactions” below.

•	Prior to our purchase of the minority interests in Optimal Blue, we owned approximately 13% of the outstanding common stock of DNB. THL owned approximately 11% of DNB’s common stock, and Messrs. Hagerty and Rao each serve on the board of directors of DNB. We, THL and certain other investors in DNB are party to a letter agreement regarding voting pursuant to which the parties agreed to vote their shares in DNB as a group on all matters relating to the election of directors to the DNB board, including the election of Messrs. Hagerty and Rao, for a period of three years following DNB’s initial public offering.

Following consideration of these matters, the board of directors determined that these relationships were not of a nature that would impair Mr. Hagerty’s or Mr. Rao’s independence.

Certain Relationships and Related Transactions

Investment in Dun & Bradstreet Holdings, Inc. and Related Agreements

As of December 31, 2022, we held an ownership interest of approximately 4% in DNB and our Executive Chairman Anthony M. Jabbour also serves as CEO and a director of DNB. In addition, two of our other directors, Mr. Hagerty and Mr. Rao, also serve on the board of directors of DNB. We received quarterly cash dividends totaling $1.8 million from DNB in the year ended December 31, 2022. As of December 30, 2022, DNB’s closing share price was $12.26 and the fair value of our investment in DNB was $226.5 million before tax.

On February 15, 2022 we entered into an agreement with THL and Cannae pursuant to which we exchanged 36,376,360 shares of DNB common stock as partial consideration for THL’s and Cannae’s minority interests in our subsidiary Optimal Blue. For additional information on this transaction, see “Purchase of Minority Interests in Optimal Blue” below. As a result of this transaction, our ownership of DNB common stock was reduced to 18,473,610 shares or approximately 4%.

In June 2021, we entered into a five-year agreement with DNB to provide certain products and data over the term of the agreement, as well as professional services, for an aggregate fee of approximately $34 million over the term of the agreement. For the year ended December 31, 2022, we recognized revenues of $7.4 million. As of December 31, 2022, related party deferred revenues related to this agreement were $6.2 million.

In June 2021, we also entered into an agreement with DNB for access to certain of their data assets for an aggregate fee of approximately $24 million over the term of the agreement. In addition, we will jointly market certain solutions and data. Related party prepaid fees related to this agreement were $2.3 million as of December 31, 2022. For the year ended December 31, 2022, we recognized expenses of $4.7 million related to this agreement.

For the year ended December 31, 2022, we made payments of $0.1 million for other DNB solutions.

DNB Letter Agreement

In connection with DNB’s initial public offering (the DNB IPO) in July 2020, we entered into a letter agreement with the other members of the investment consortium, including Bilcar, LLC, Cannae and THL. Pursuant to the letter agreement, we have agreed for a period of three years to vote all of our shares as a group in all matters related to the election of directors, including to elect five individuals to the DNB board of directors, including Messrs. Hagerty and Rao, as well as DNB directors William P. Foley, II, Chinh Chu and Richard Massey.

Registration Rights Agreement

In connection with the DNB IPO, we entered into a registration rights agreement with DNB and the other members of the investment consortium, including Bilcar, LLC, Cannae and THL. Pursuant to the registration rights agreement, we have the right to demand that DNB register the DNB shares of common stock that we own. The registration rights agreement also provides piggyback registration rights, subject to certain exceptions.

Purchase of Minority Interests in Optimal Blue

On February 15, 2022, we entered into a Purchase Agreement and completed the acquisition of all of the issued and outstanding equity interests of our Optimal Blue subsidiary owned by Cannae and certain investment entities affiliated with THL (the Optimal Blue Transaction), in exchange for aggregate consideration of (y) $433,500,000 in cash, funded with borrowings under our revolving credit facility and (z) 36,376,360 shares of DNB common stock owned by Black Knight. The aggregate consideration and number of shares of DNB common stock paid to Cannae and THL in connection with the transaction was based on the 20-day VWAP trading price of DNB for the period ending on February 14, 2022. Following the consummation of the Transaction, Black Knight indirectly owns 100% of the issued and outstanding Class A Units of Optimal Blue Holdco. Pursuant to authority delegated by the board of directors, the Optimal Blue Transaction was considered and approved by a Special Committee of independent directors composed of Joseph M. Otting, David K. Hunt and Nancy L. Shanik.

Other Related Party Transactions

Noah Witte, the son-in-law of Mr. Nackashi, is employed by a subsidiary of Black Knight as a manager in our Servicing Technologies division. In 2022, Mr. Witte’s gross earnings were $133,193, which is consistent with other employees holding similar titles at the Company. He also received health and other benefits customarily provided to similarly situated employees.

Audit Committee Approval

Our audit committee has reviewed and approved each of the transactions described above in accordance with the terms of our Code of Conduct related to the approval of related party transactions.

Review, Approval or Ratification of Transactions with Related Persons

Pursuant to our codes of ethics, a “conflict of interest” occurs when an individual’s private interest interferes or appears to interfere with our interests, and can arise when a director, officer or employee takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Anything that would present a conflict for a director, officer or employee would also likely present a conflict if it is related to a member of his or her family. Our code of ethics states that clear conflict of interest situations involving directors, executive officers and other employees who occupy supervisory positions or who have discretionary authority in dealing with any third party specified below may include the following:

•	Any significant ownership interest in any supplier or customer;

•	Any consulting or employment relationship with any client, supplier or competitor; and

•	Selling anything to us or buying anything from us, except on the same terms and conditions as comparable directors, officers or employees are permitted to so purchase or sell.

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

With respect to our Chief Executive Officer, Chief Financial Officer (who also serves as our principal accounting officer) and Corporate Controller, our codes of ethics require that each such officer must:

•	Discuss any material transaction or relationship that could reasonably be expected to give rise to a conflict of interest with our General Counsel;

•	In the case of our Chief Financial Officer and Corporate Controller, obtain the prior written approval of our General Counsel for all material transactions or relationships that could reasonably be expected to give rise to a conflict of interest; and

•	In the case of our Chief Executive Officer, obtain the prior written approval of the audit committee for all material transactions that could reasonably be expected to give rise to a conflict of interest.

In the case of any material transactions or relationships involving our Chief Financial Officer or our Corporate Controller, the General Counsel must submit a list of any approved material transactions semiannually to the audit committee for its review.

Under SEC rules, certain transactions in which we are or will be a participant and in which our directors, executive officers, certain shareholders and certain other related persons had or will have a direct or indirect material interest are required to be disclosed in this related person transactions section of our proxy statement. In addition to the procedures above, our audit committee reviews and approves or ratifies any such transactions that are required to be disclosed. The committee makes these decisions based on its consideration of all relevant factors. The review may be before or after the commencement of the transaction.

If a transaction is reviewed and not approved or ratified, the committee may recommend a course of action to be taken.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services

The audit committee has appointed KPMG LLP to audit the consolidated financial statements of the Company for the 2022 fiscal year. KPMG LLP has continuously acted as the independent registered public accounting firm for the Company and our predecessors commencing with the fiscal year ended December 31, 2007.

For services rendered to us during or in connection with our years ended December 31, 2022 and 2021, we were billed the following fees by KPMG LLP:

	2022	2021
	(In thousands)
Audit Fees	$2,271	$2,076
Audit Related Fees	$1,107	$864
Tax Fees	$1,070	$532
All Other Fees	$47	$50

Audit Fees. Audit fees consisted of fees for the audits, registration statements and other filings related to the Company’s 2022 and 2021 consolidated financial statements, and audits of the Company’s subsidiaries required for regulatory reporting and contractual purposes, including billings for out-of-pocket expenses incurred.

Audit Related Fees. Audit related fees consisted of fees for Service Organization Control (SOC) Attestations, including billings for out-of-pocket expenses incurred.

Tax Fees. Tax fees primarily consisted of tax compliance and consulting services.

All Other Services. All other fees consisted of SOC diagnostic services.

Approval of Accountants’ Services

In accordance with the requirements of the Sarbanes Oxley Act of 2002, all audit and audit related work and all non-audit work performed by KPMG LLP is approved in advance by the audit committee, including the proposed fees for such work. Our pre-approval policy provides that, unless a type of service to be provided by KPMG LLP has been generally pre-approved by the audit committee, it will require specific pre-approval by the audit committee. In addition, any proposed services exceeding pre-approved maximum fee amounts also require pre-approval by the audit committee. Our pre-approval policy provides that specific pre-approval authority is delegated to our audit committee chairman, provided that the estimated fee for the proposed service does not exceed a pre-approved maximum amount set by the committee.

PART IV

Item 15.	EXHIBITS

All other schedules are omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

(a)(1) The following exhibits are incorporated by reference or are set forth on pages to this Form 10-K:

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of June 8, 2017, by and among New BKH Corp., Black Knight Financial Services, Inc., Black Knight Holdco Corp., New BKH Merger Sub, Inc., BKFS Merger Sub, Inc. and Fidelity National Financial, Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed by Black Knight Financial Services, Inc. on June 9, 2017 (No. 001-37394))

2.2*	Equity Purchase Agreement, dated July 26, 2020, by and among Black Knight, Inc., GTCR Fund XI/C LP, GTCR/OB Blocker Corp., GTCR/OB Splitter LP, OB Holdings I, LLC, OB Acquisition, LLC, and OB Holdings I, LLC, in its capacity as the Seller Representative (incorporated by reference to Exhibit 2.1 to the Form 8-K filed by Black Knight, Inc. on July 28, 2020 (No. 001-37394))

2.3	Purchase Agreement, dated as of February 15, 2022, by and among Black Knight, Optimal Blue I, Cannae, THL, Optimal Blue Holdco and Black Knight Technologies (incorporated by reference to Exhibit 2.1 to the Form 8-K filed by Black Knight, Inc. on February 15, 2022 (No. 001-37394))

2.4*	Agreement and Plan of Merger, dated as of May 4, 2022, among Intercontinental Exchange, Inc., Sand Merger Sub Corporation and Black Knight, Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed by Black Knight, Inc. on May 5, 2022 (No. 001-37394)

3.1	Second Amended and Restated Certificate of Incorporation of Black Knight, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by Black Knight, Inc. on June 13, 2019 (No. 000-37394))

3.2	Amended and Restated Bylaws of Black Knight, Inc. as adopted on February 8, 2023 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by Black Knight, Inc. on February 14, 2023 (No. 001-37494))

4.1	Description of Common Stock (incorporated by reference to Exhibit 4.2 to the Form 10-K filed by Black Knight, Inc. on February 28, 2020 (No. 001-37394))

4.2	Indenture among Black Knight InfoServ, LLC, the Guarantors party thereto and Wells Fargo Bank, National Association, dated August 26, 2020 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by Black Knight, Inc. on August 26, 2020 (No. 001-37394))

4.3	Form of 3.625% Senior Note due 2028 of Black Knight InfoServ, LLC.(incorporated by reference to Exhibit 4.2 to the Form 8-K filed by Black Knight, Inc. on August 26, 2020 (No. 001-37394), which is included as Exhibit A to Exhibit 4.1 to the Form 8-K filed by Black Knight, Inc. on August 26, 2020 (No. 001-37394))

10.1	Amended and Restated Employment Agreement by and between Kirk T. Larsen and BKFS I Management, Inc. dated April 23, 2015 (incorporated by reference to Exhibit 10.11 to Amendment No. 4 to the Form S-1 Registration Statement filed by Black Knight Financial Services, Inc. on May 4, 2015 (No. 333-201241)) (1)

Exhibit Number	Description

10.2	Employment Agreement by and between BKFS I Management, Inc. and Michael L. Gravelle, effective as of March 1, 2015 (incorporated by reference to Exhibit 10.16 to Amendment No. 3 to the Form S-1 Registration Statement filed by Black Knight Financial Services, Inc. on April 20, 2015 (No. 333-201241)) (1)

10.3	Black Knight, Inc. Deferred Compensation Plan, effective September 15, 2017 (incorporated by reference to Exhibit 10.12 to the Form 10-K filed by Black Knight, Inc. on February 23, 2018 (No. 001-37394)) (1)

10.4	Cross-Indemnity Agreement by and between Black Knight Financial Services, LLC and ServiceLink Holdings, LLC dated as of December 22, 2014 (incorporated by reference to Exhibit 10.20 to Amendment No. 2 to the Form S-1 Registration Statement filed by Black Knight Financial Services, Inc. on March 30, 2015 (No. 333-201241))

10.5	First Amendment to Amended and Restated Employment Agreement by and between Kirk T. Larsen and BKFS I Management, Inc. dated March 17, 2016 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Black Knight Financial Services, Inc. on April 29, 2016 (No. 001-37394)) (1)

10.6	Second Amendment to Employment Agreement by and between BKFS I Management, Inc. and Kirk Larsen effective April 30, 2016 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Black Knight Financial Services, Inc. on August 9, 2016 (No. 001-37394)) (1)

10.7	First Amendment to Employment Agreement by and between BKFS I Management, Inc. and Michael L. Gravelle effective April 30, 2016 (incorporated by reference to Exhibit 10.4 to the Form 10-Q filed by Black Knight Financial Services, Inc. on August 9, 2016 (No. 001-37394)) (1)

10.8	Amended and Restated Employment Agreement by and between Joseph M. Nackashi and BKFS I Management, Inc. effective July 17, 2017 (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Black Knight Financial Services, Inc. on July 28, 2017 (No. 001-37394)) (1)

10.9	Employment Agreement by and between BKFS I Services, LLC and Anthony M. Jabbour, effective as of April 1, 2018 (incorporated by reference to Exhibit 10.21 to the Form 10-K filed by Black Knight, Inc. on February 23, 2018 (No. 001-36394)) (1)

10.10	Second Amendment to Employment Agreement by and between BKFS I Services, LLC and Michael L. Gravelle effective as of November 1, 2019 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Black Knight, Inc. on November 7, 2019 (No. 001-37394)) (1)

10.11	Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement (2019) under Black Knight, Inc. Amended and Restated 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.24 to the Form 10-K filed by Black Knight, Inc. on February 22, 2019 (No. 001-373394)) (1)

10.12	Form of Notice of Restricted Stock and Restricted Stock Award Agreement (Directors) (2020) under Black Knight, Inc. Amended and Restated 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Black Knight, Inc. on May 5, 2020 (No. 001-37394)) (1)

10.13	Form of Notice of Restricted Stock Grant and Restricted Stock Award Amendment (2020) under Black Knight, Inc. Amended and Restated 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Black Knight, Inc. on May 5, 2020 (No. 001-37394)) (1)

10.14	Form of Notice of Restricted Stock and Restricted Stock Award Amendment (2021) under Black Knight, Inc. Amended and Restated 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Black Knight, Inc. on May 6, 2021 (No. 001-37394)) (1)

10.15	Form of Notice of Restricted Stock and Restricted Stock Award Agreement (Directors) (2021) under Black Knight, Inc. Amended and Restated 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Black Knight, Inc. on August 5, 2021 (No. 001-37394)) (1)

10.16	Form of Notice of Restricted Stock Unit and Restricted Stock Unit Award Agreement (Directors) (2021) under Black Knight, Inc. Amended and Restated 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Black Knight, Inc. on August 5, 2021 (No. 001-37394)) (1)

10.17	Black Knight, Inc. Amended and Restated 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to the Form 8-K filed by Black Knight, Inc. on October 2, 2017 (No. 001-37394)) (1)

10.18	Black Knight, Inc. Employee Stock Purchase Plan, amended and restated effective as of December 5, 2019 (incorporated by reference to Exhibit 10.19 to the Form 10-K filed by Black Knight, Inc. on February 28, 2020 (No. 001-37394)) (1)

10.19	Dun & Bradstreet Holdings, Inc. Common Stock Purchase Agreement, dated June 23, 2020, among Dun & Bradstreet Holdings, Inc. and Black Knight InfoServ, LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Black Knight, Inc. on June 29, 2020 (No. 001-37394))

10.20	Amended and Restated Credit and Guaranty Agreement, dated as of March 10, 2021, by and among Black Knight InfoServ, LLC, a Delaware limited liability company, as the borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Black Knight, Inc. on March 12, 2021 (No. 001-37394))

10.21	Optimal Blue Holdco, LLC 2020 Incentive Plan (incorporated by reference to Exhibit 10.31 to the Form 10-K filed by Black Knight, Inc. on February 26, 2021 (No. 001-37394)) (1)

10.22	Optimal Blue Holdco, LLC Unit Grant Agreement (2020) (incorporated by reference to Exhibit 10.32 to the Form 10-K filed by Black Knight, Inc. on February 26, 2021 (No. 001-37394)) (1)

10.23	First Amendment to Employment Agreement of Anthony M. Jabbour dated May 16, 2022 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Black Knight, Inc. on May 18, 2022 (No. 001-37394)) (1)

10.24	First Amendment to Employment Agreement of Joseph M. Nackashi dated May 16, 2022 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by Black Knight, Inc. on May 18, 2022 (No. 001-37394)) (1)

10.25	Third Amendment to Employment Agreement of Kirk T. Larsen dated May 16, 2022 (incorporated by reference to Exhibit 10.3 to the Form 8-K filed by Black Knight, Inc. on May 18, 2022 (No. 001-37394)) (1)

10.26	Third Amendment to Employment Agreement of Michael L. Gravelle dated May 16, 2022 (incorporated by reference to Exhibit 10.4 to the Form 8-K filed by Black Knight, Inc. on May 18, 2022 (No. 001-37394)) (1)

10.27	Letter Agreement, dated as of December 19, 2022, by and between Anthony M. Jabbour and Black Knight, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Black Knight, Inc. on December 23, 2022 (No. 001-37394)) (1)

10.28	Form of Notice of Restricted Stock and Restricted Stock Award Agreement (2022) under Black Knight, Inc. Amended and Restated 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Black Knight, Inc. on May 9, 2022 (No. 001-37394)) (1)

10.29	Form of Notice of Restricted Stock and Restricted Stock Award Agreement (May 2022) under Black Knight, Inc. Amended and Restated 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Black Knight, Inc. on August 4, 2022 (No. 001-37394)) (1)

10.30	Form of Notice of Restricted Stock and Restricted Stock Award Agreement (Directors) (2022) under Black Knight, Inc. Amended and Restated 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Black Knight, Inc. on August 4, 2022 (No. 001-37394)) (1)

10.31	Form of Notice of Restricted Stock Unit and Restricted Stock Unit Award Agreement (Directors) (2022) under Black Knight, Inc. Amended and Restated 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by Black Knight, Inc. on August 4, 2022 (No. 001-37394)) (1)

21.1	Subsidiaries of the Registrant (2)

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2022

31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2022

32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (2)

32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 18 U.S.C. Section 1350 (2)

101.INS	Inline XBRL Instance Document**

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

104	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101

(1)	A management or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(b) of Form 10-K.

(2)	Previously filed, or furnished, as applicable, as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

Black Knight,Inc.

	By:	/s/ Joseph M. Nackashi
Joseph M. Nackashi
Chief Executive Officer

Date: March 24, 2023