Form 10-Q
period 2023-03-31
Black Knight, Inc.
filed 2023-05-04
CIK 1627014

Ok

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

There were 156,770,562 shares outstanding of the Registrant’s common stock as of May 1, 2023.

FORM 10-Q

QUARTERLY REPORT

Quarter Ended March 31, 2023

i

Part I: FINANCIAL INFORMATION

Item 1.Condensed Consolidated Financial Statements (Unaudited)

BLACK KNIGHT, INC.

Condensed Consolidated Balance Sheets

(In millions, except share data)

(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$14.8	$12.2
Trade receivables, net	187.2	193.5
Prepaid expenses and other current assets	137.6	132.1
Receivables from related parties	0.1	0.1
Current assets held for sale	—	5.8
Total current assets	339.7	343.7
Property and equipment, net	136.1	143.0
Software, net	434.4	443.7
Other intangible assets, net	439.3	470.1
Goodwill	3,747.8	3,747.8
Investments in unconsolidated affiliates	168.9	171.0
Deferred contract costs, net	191.0	192.6
Other non-current assets	266.0	246.2
Non-current assets held for sale	—	73.5
Total assets	$5,723.2	$5,831.6
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable and other accrued liabilities	$60.0	$66.5
Income taxes payable	66.5	28.4
Accrued compensation and benefits	66.7	82.8
Current portion of debt	36.6	33.6
Deferred revenues	56.5	59.9
Total current liabilities	286.3	271.2
Deferred revenues	36.1	42.4
Deferred income taxes	207.9	227.5
Long-term debt, net of current portion	2,382.3	2,621.7
Other non-current liabilities	45.6	47.9
Total liabilities	2,958.2	3,210.7
Commitments and contingencies (Note 9)
Redeemable noncontrolling interests	41.8	47.6
Equity:
Common stock; $0.0001 par value; 550,000,000 shares authorized; 160,040,598 shares issued and 156,780,491 shares outstanding as of March 31, 2023, and 160,040,598 shares issued and 155,930,399 shares outstanding as of December 31, 2022	—	—
Preferred stock; $0.0001 par value; 25,000,000 shares authorized; issued and outstanding, none as of March 31, 2023 and December 31, 2022	—	—
Additional paid-in capital	1,358.1	1,398.2
Retained earnings	1,559.3	1,417.1
Accumulated other comprehensive loss	(7.8)	(6.3)
Treasury stock, at cost, 3,260,107 shares as of March 31, 2023 and 4,110,199 shares as of December 31, 2022	(186.4)	(235.7)
Total shareholders’ equity	2,723.2	2,573.3
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$5,723.2	$5,831.6

See Notes to Condensed Consolidated Financial Statements (Unaudited).

BLACK KNIGHT, INC.

Condensed Consolidated Statements of Earnings and Comprehensive Earnings

(In millions, except per share data)

(Unaudited)

	Three months ended March 31,
	2023	2022
Revenues	$382.2	$387.2
Expenses:
Operating expenses	213.1	207.9
Depreciation and amortization	82.6	91.5
Transition and integration costs	5.5	7.6
Total expenses	301.2	307.0
Operating income	81.0	80.2
Other income and expense:
Interest expense, net	(30.1)	(21.1)
Other income (expense), net	138.0	(1.2)
Total other income (expense), net	107.9	(22.3)
Earnings before income taxes and equity in (losses) earnings of unconsolidated affiliates	188.9	57.9
Income tax expense (benefit)	45.9	(1.1)
Earnings before equity in (losses) earnings of unconsolidated affiliates	143.0	59.0
Equity in (losses) earnings of unconsolidated affiliates, net of tax	(1.2)	303.1
Net earnings	141.8	362.1
Net losses attributable to redeemable noncontrolling interests	—	2.5
Net earnings attributable to Black Knight	$141.8	$364.6
Other comprehensive (losses) earnings:
Unrealized holding (losses) gains, net of tax(1)	(0.1)	4.3
Reclassification adjustments for (gains) losses included in net earnings, net of tax(2)	(1.2)	3.2
Total unrealized (losses) gains on interest rate swaps, net of tax	(1.3)	7.5
Foreign currency translation adjustment, net of tax(3)	—	(0.2)
Unrealized (losses) gains on investments in unconsolidated affiliates, net of tax(4)	(0.2)	3.2
Other comprehensive (losses) earnings	(1.5)	10.5
Comprehensive earnings	140.3	372.6
Net losses attributable to redeemable noncontrolling interests	—	2.5
Comprehensive earnings attributable to Black Knight	$140.3	$375.1
Net earnings per share attributable to Black Knight common shareholders:
Basic	$0.92	$2.36
Diluted	$0.91	$2.35
Weighted average shares of common stock outstanding (see Note 4):
Basic	154.7	154.2
Diluted	155.5	155.4
(1)	Net of income tax benefit of less than $0.1 million and income tax expense of $1.4 million for the three months ended March 31, 2023 and 2022, respectively.
(2)	Amounts reclassified to net earnings relate to losses (gains) on interest rate swaps and are included in Interest expense, net above. Amounts are net of income tax expense of $0.4 million and income tax benefit of $1.1 million for the three months ended March 31, 2023 and 2022, respectively.
(3)	Net of income tax benefit of less than $0.1 million for the three months ended March 31, 2022.
(4)	Net of income tax benefit of $0.1 million and income tax expense of $1.1 million for the three months ended March 31, 2023 and 2022, respectively.

See Notes to Condensed Consolidated Financial Statements (Unaudited).

BLACK KNIGHT, INC.

Condensed Consolidated Statements of Equity

(In millions)

(Unaudited)

	Three months ended March 31, 2023
					Accumulated
			Additional		other			Total	Redeemable
	Common stock		paid-in	Retained	comprehensive	Treasury stock		shareholders’	noncontrolling
	Shares	$	capital	earnings	loss	Shares	$	equity	interests
Balance, December 31, 2022	160.0	$—	$1,398.2	$1,417.1	$(6.3)	4.1	$(235.7)	$2,573.3	$47.6
Fair value adjustment to redeemable noncontrolling interests in Optimal Blue Holdco, LLC	—	—	5.8	—	—	—	—	5.8	(5.8)
Grant of restricted shares of common stock	—	—	(58.0)	—	—	(1.0)	58.0	—	—
Forfeitures of restricted shares of common stock	—	—	1.4	—	—	—	(1.4)	—	—
Tax withholding payments for restricted share vesting	—	—	(7.9)	—	—	—	—	(7.9)	—
Vesting of restricted shares granted from treasury stock	—	—	7.3	—	—	0.1	(7.3)	—	—
Equity-based compensation expense	—	—	11.3	—	—	—	—	11.3	—
Net earnings	—	—	—	141.8	—	—	—	141.8	—
Equity-based compensation expense of unconsolidated affiliates	—	—	—	0.4	—	—	—	0.4	—
Unrealized losses on interest rate swaps, net	—	—	—	—	(1.3)	—	—	(1.3)	—
Other comprehensive loss on investments in unconsolidated affiliates	—	—	—	—	(0.2)	—	—	(0.2)	—
Balance, March 31, 2023	160.0	$—	$1,358.1	$1,559.3	$(7.8)	3.2	$(186.4)	$2,723.2	$41.8

	Three months ended March 31, 2022
					Accumulated
			Additional		other			Total	Redeemable
	Common stock		paid-in	Retained	comprehensive	Treasury stock		shareholders’	noncontrolling
	Shares	$	capital	earnings	loss	Shares	$	equity	interests
Balance, December 31, 2021	160.0	$—	$1,410.9	$968.2	$(17.5)	4.7	$(271.2)	$2,090.4	$1,188.8
Fair value adjustment to redeemable noncontrolling interests in Optimal Blue Holdco, LLC	—	—	(9.9)	—	—	—	—	(9.9)	9.9
Acquisition of remaining redeemable noncontrolling interests in Optimal Blue Holdco, LLC	—	—	—	—	—	—	—	—	(1,156.0)
Grant of restricted shares of common stock	—	—	(46.6)	—	—	(0.8)	46.6	—	—
Forfeitures of restricted shares of common stock	—	—	1.0	—	—	—	(1.0)	—	—
Tax withholding payments for restricted share vesting	—	—	(10.7)	—	—	—	—	(10.7)	—
Vesting of restricted shares granted from treasury stock	—	—	8.6	—	—	0.2	(8.6)	—	—
Equity-based compensation expense	—	—	10.7	—	—	—	—	10.7	—
Net earnings (losses)	—	—	—	364.6	—	—	—	364.6	(2.5)
Equity-based compensation expense of unconsolidated affiliates	—	—	—	(5.4)	—	—	—	(5.4)	—
Foreign currency translation adjustment	—	—	—	—	(0.2)	—	—	(0.2)	—
Unrealized gains on interest rate swaps, net	—	—	—	—	7.5	—	—	7.5	—
Other comprehensive gains on investments in unconsolidated affiliates	—	—	—	—	3.2	—	—	3.2	—
Other	—	—	0.8	—	—	—	—	0.8	—
Balance, March 31, 2022	160.0	$—	$1,364.8	$1,327.4	$(7.0)	4.1	$(234.2)	$2,451.0	$40.2

See Notes to Condensed Consolidated Financial Statements (Unaudited).

BLACK KNIGHT, INC.

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Three months ended March 31,
	2023	2022
Cash flows from operating activities:
Net earnings	$141.8	$362.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	82.6	91.5
Amortization of debt issuance costs and original issue discount	1.0	0.9
Gain related to the TitlePoint transaction	(145.4)	—
Deferred income taxes, net	(19.0)	(135.8)
Equity in losses (earnings) of unconsolidated affiliates, net of tax	1.2	(303.1)
Equity-based compensation	11.3	10.7
Changes in assets and liabilities:
Trade receivables, including receivables from related parties	6.3	(2.5)
Prepaid expenses and other assets	(25.1)	(11.9)
Deferred contract costs	(8.9)	(12.3)
Deferred revenues	(9.7)	(3.8)
Trade accounts payable and other liabilities	8.4	89.3
Net cash provided by operating activities	44.5	85.1
Cash flows from investing activities:
Additions to property and equipment	(2.5)	(6.6)
Additions to software	(22.5)	(20.8)
Proceeds from the TitlePoint transaction	224.2	—
Net cash provided by (used in) investing activities	199.2	(27.4)
Cash flows from financing activities:
Revolver borrowings	87.5	460.1
Revolver payments	(313.5)	(115.1)
Term loan payments	(7.2)	(7.2)
Payments made for redeemable noncontrolling interests	—	(433.5)
Tax withholding payments for restricted share vesting	(7.9)	(10.7)
Finance lease payments	—	(0.8)
Net cash used in financing activities	(241.1)	(107.2)
Net increase (decrease) in cash and cash equivalents	2.6	(49.5)
Cash and cash equivalents, beginning of period	12.2	77.1
Cash and cash equivalents, end of period	$14.8	$27.6
Supplemental cash flow information:
Interest paid, net	$(38.8)	$(29.3)
Income taxes paid, net	$(23.2)	$(0.3)

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

This Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2022 filed with the Securities and Exchange Commission ("SEC") on February 28, 2023 and March 24, 2023, respectively, and other filings with the SEC.

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

Principles of Consolidation

The Condensed Consolidated Financial Statements (Unaudited) include the accounts of BKI and its subsidiaries. Intercompany transactions and balances have been eliminated in consolidation. Where our ownership interest in a consolidated subsidiary is less than 100%, the noncontrolling interests’ share of these non-wholly owned subsidiaries is reported in our Condensed Consolidated Balance Sheets (Unaudited) as a separate component of equity or within temporary equity. The noncontrolling interests’ share of the net earnings (loss) of these non-wholly owned subsidiaries is reported in our Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited) as an adjustment to our net earnings to arrive at Net earnings attributable to Black Knight.

Redeemable Noncontrolling Interests

Prior to February 15, 2022, we owned 60% of Optimal Blue Holdco, LLC (“Optimal Blue Holdco”). Redeemable noncontrolling interests primarily represented the collective 40% equity interest in Optimal Blue Holdco owned by Cannae Holdings, LLC ("Cannae") and affiliates of Thomas H. Lee Partners, L.P. ("THL"). As these redeemable noncontrolling interests provided for redemption features not solely within our control, they were presented outside of shareholders' equity.

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

As of March 31, 2023 and December 31, 2022, redeemable noncontrolling interests were $41.8 million and $47.6 million, respectively, related to the Optimal Blue Holdco profits interests units (“OB PIUs”).  Refer to Note 11 – Equity for additional information.

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Reporting Segments

We conduct our operations through two reporting segments: (1) Software Solutions and (2) Data and Analytics. Refer to Note 12 — Segment Information for additional information.

Merger Agreement

On May 4, 2022, we entered into a definitive agreement to be acquired by Intercontinental Exchange, Inc. (“ICE”) (the “Original Merger Agreement”) a leading global provider of data, technology, and market infrastructure, in a transaction valued at approximately $13.1 billion, or $85 per share, with consideration in the form of a mix of cash (80%) and stock (20%). On March 7, 2023, we entered into Amendment No. 1 to the Original Merger Agreement (the “Amendment” and the Original Merger Agreement, as amended by the Amendment, the “Merger Agreement”), which provides for, among other things, a reduction in the merger consideration, valuing Black Knight at $75.00 per share, or a market value of $11.7 billion, with consideration in the form of a mix of approximately $68.00 per share in cash and stock with an exchange ratio of 0.0682 based on ICE’s 10-day volume weighted average price as of March 3, 2023 of $102.62 (the “ICE Transaction”). As under the Original Merger Agreement, Black Knight shareholders can elect to receive either cash or stock, subject to proration, with the value of the cash election and the stock election equalized based on an average of ICE’s 10-day volume weighted average prices for the period ended three trading days prior to closing. The ICE Transaction is expected to close in the third or fourth quarter of 2023, subject to regulatory clearance and the satisfaction of customary closing conditions. The ICE Transaction has been approved by the Boards of Directors of Black Knight and ICE and the shareholders of Black Knight.

Completion of the ICE Transaction is subject to the expiration or earlier termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”). On March 9, 2023, the United States Federal Trade Commission (the “FTC”) filed an administrative complaint challenging the ICE Transaction under the HSR Act and authorized the filing of a complaint in federal district court to pursue a preliminary injunction to prevent the consummation of the ICE Transaction pending an administrative trial, and ICE announced that ICE strongly disagrees with, and intends to vigorously oppose the FTC’s decision to challenge the ICE Transaction. On April 10, 2023, the FTC filed a parallel complaint in federal court seeking injunctive relief. The FTC seeks to block ICE and BKI from completing the ICE Transaction during the pendency of the administrative proceeding on the merits. On April 21, 2023, the United States District Court for the Northern District of California entered a temporary restraining order that prevents ICE and BKI from consummating the ICE Transaction until 11:59 p.m. on the second business day after the Court rules on the FTC’s motion for a preliminary injunction, or a date set by the Court, whichever is later. On April 25, 2023, BKI filed its response to the FTC’s complaint generally denying the allegations and asserting several defenses. BKI also asserted a counterclaim against the FTC seeking declaratory and injunctive relief alleging violations of BKI’s constitutional rights. There can be no assurance as to the outcome of litigation with the FTC or that this condition to the completion of the ICE Transaction will be satisfied on a timely basis or at all.

Divestiture Agreement

In connection with entering into the Amendment, on March 7, 2023, we entered into an Equity Purchase Agreement (the “Divestiture Agreement”) with Constellation Web Solutions Inc., a subsidiary of Constellation Software Inc. (“Constellation”), and ICE in order to seek to address certain antitrust concerns raised by the FTC regarding the ICE Transaction.

In accordance with the Divestiture Agreement, after the closing of the ICE Transaction, Constellation will purchase our Empower® loan origination system (LOS) business, including its ExchangeSM, LendingSpace and AIVA solutions, (the “Divestiture Transaction”). The Divestiture Transaction is subject to customary closing conditions, including but not limited to the prior completion of the ICE Transaction.

TitlePoint Transaction

On November 18, 2022, we entered into a definitive agreement to sell our TitlePoint line of business (“TitlePoint”) within our Data and Analytics reporting segment to an affiliate of Fidelity National Financial, Inc. (“FNF”) for $225 million in cash, subject to a customary working capital adjustment. In connection with the contribution of Property Insight, LLC, which included TitlePoint, by affiliates of FNF to an affiliate of Black Knight in 2014, FNF had the right to repurchase TitlePoint in the event of a change in control of Black Knight. In connection with the proposed ICE Transaction, FNF notified us of its desire to repurchase TitlePoint. The TitlePoint transaction closed on

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

January 1, 2023 and we recognized a gain before tax of $145.4 million in Other income (expense), net in our Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited).

(2)Condensed Consolidated Financial Statement Details

Cash and Cash Equivalents

Cash and cash equivalents are unrestricted and consist of the following (in millions):

	March 31, 2023	December 31, 2022
Cash	$14.7	$4.3
Cash equivalents	0.1	7.9
Cash and cash equivalents	$14.8	$12.2

Trade Receivables, Net

A summary of Trade receivables, net of allowance for credit losses consist of the following (in millions):

	March 31, 2023	December 31, 2022
Trade receivables — billed	$142.9	$150.4
Trade receivables — unbilled	50.0	48.0
Trade receivables	192.9	198.4
Allowance for credit losses	(5.7)	(4.9)
Trade receivables, net	$187.2	$193.5

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in millions):

	March 31, 2023	December 31, 2022
Prepaid expenses	$84.9	$83.0
Contract assets, net	31.0	24.8
Income tax receivables	10.4	12.5
Other current assets	11.3	11.8
Prepaid expenses and other current assets	$137.6	$132.1

Other Non-Current Assets

Other non-current assets consist of the following (in millions):

	March 31, 2023	December 31, 2022
Contract assets, net	$129.7	$107.9
Property records database	60.5	60.5
Right-of-use assets	22.8	24.8
Deferred compensation plan related assets	24.9	23.4
Contract credits	22.7	23.2
Prepaid expenses	3.7	4.4
Other	1.7	2.0
Other non-current assets	$266.0	$246.2

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Trade Accounts Payable and Other Accrued Liabilities

Trade accounts payable and other accrued liabilities consist of the following (in millions):

	March 31, 2023	December 31, 2022
Trade accounts payable	$7.7	$11.0
Lease liabilities, current	8.3	8.7
Other taxes payable and accrued	6.6	6.1
Accrued interest	3.3	12.6
Accrued client liabilities	2.6	2.6
Other	31.5	25.5
Trade accounts payable and accrued liabilities	$60.0	$66.5

Deferred Revenues

Revenues recognized related to the amount included in the Deferred revenues balance at the beginning of each year were $22.0 million and $20.9 million during the three months ended March 31, 2023 and 2022, respectively.

Depreciation and Amortization

Depreciation and amortization consist of the following (in millions):

	Three months ended March 31,
	2023	2022
Other intangible assets	$30.8	$36.8
Software	31.8	35.5
Property and equipment	9.5	9.9
Deferred contract costs	10.5	9.3
Total	$82.6	$91.5

In January 2023, we completed an assessment of the useful lives of certain software solutions. Due to investments in the software and changes in technology, we increased the estimated useful lives of certain origination and specialty servicing software solutions from 5 years to 7 years. This change in accounting estimate was effective January 1, 2023 and was applied prospectively. Based on the carrying amount of these software solutions as of December 31, 2022, the effect of this change in estimate for the three months ended March 31, 2023 was a decrease in software amortization of $5.0 million, which resulted in an increase in operating income of $5.0 million and net earnings attributable to Black Knight of $3.7 million, or $0.02 per basic and diluted share, based on our statutory income tax rate.

Other Non-Current Liabilities

Other non-current liabilities consist of the following (in millions):

	March 31, 2023	December 31, 2022
Lease liabilities, non-current	$14.4	$17.4
Deferred compensation plan	20.7	21.4
Other	10.5	9.1
Other non-current liabilities	$45.6	$47.9

A

(3)Investments in Unconsolidated Affiliates

DNB is a leading global provider of business decisioning data and analytics. On February 15, 2022, we exchanged 36.4 million shares of DNB common stock in connection with our acquisition of the remaining Class A units in Optimal Blue Holdco from Cannae and THL.

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The number of shares of DNB common stock was valued at $722.5 million based on the 20-day volume-weighted average trading price of DNB for the period ended on February 14, 2022. We recognized a gain of $305.4 million, net of tax of $102.6 million, related to this transaction. As of March 31, 2023, we owned 18.5 million shares of DNB common stock for an ownership interest of approximately 4% of DNB’s outstanding common stock.

We hold less than 20% of the outstanding common equity of DNB, but we continue to account for our investment under the equity method because we continue to have significant influence over DNB primarily through a combination of an agreement with certain other DNB investors pursuant to which we agreed to collectively vote together on matters related to the election of DNB directors for a period of three years following the initial public offering of DNB and our investment. The agreement with other DNB investors expires June 30, 2023.

During the three months ended March 31, 2023, we received a quarterly cash dividend of $0.9 million related to our ownership in DNB common stock. The cash dividend reduced the carrying value of our DNB investment in our Condensed Consolidated Balance Sheets (Unaudited). On April 26, 2023, DNB declared a cash dividend of $0.05 per share payable on June 15, 2023 to DNB’s shareholders of record as of June 1, 2023.

As of March 31, 2023, DNB’s closing share price was $11.74, and the fair value of our investment in DNB was $216.9 million before tax. Based on a statutory tax rate of 25.5%, the estimated after-tax value of our investment in DNB was $203.9 million.

Equity in (losses) earnings of unconsolidated affiliates, net of tax consists of the following (in millions):

	Three months ended March 31,
	2023	2022
Equity in losses of unconsolidated affiliates, net of tax	$(1.2)	$(2.3)
Gain related to DNB investment, net of tax	—	305.4
Equity in (losses) earnings of unconsolidated affiliates, net of tax	$(1.2)	$303.1

(4)Earnings Per Share

Diluted net earnings per share includes the effect of unvested restricted stock awards, restricted stock unit awards (“RSUs”) and OB PIUs. The following table sets forth the computation of basic and diluted net earnings per share (in millions, except per share amounts):

	Three months ended March 31,
	2023	2022
Basic:
Net earnings attributable to Black Knight	$141.8	$364.6
Shares used for basic net earnings per share:
Weighted average shares of common stock outstanding	154.7	154.2
Basic net earnings per share	$0.92	$2.36

Diluted:
Net earnings attributable to Black Knight	$141.8	$364.6
Shares used for diluted net earnings per share:
Weighted average shares of common stock outstanding	154.7	154.2
Dilutive effect of unvested restricted shares of common stock and OB PIUs	0.8	1.2
Weighted average shares of common stock, diluted	155.5	155.4
Diluted net earnings per share	$0.91	$2.35

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

(5)Related Party Transactions

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

DNB

DNB is considered to be a related party primarily due to the combination of our investment in DNB and our Executive Chairman, who is also the Chief Executive Officer of DNB. Refer to Note 3 — Investments in Unconsolidated Affiliates for additional information.

In 2021, we entered into a five-year agreement with DNB to provide them with certain products and data over the term of the agreement, as well as professional services, for an aggregate fee of approximately $34 million over the term of the agreement. During the same period, we also entered into an agreement with DNB for access to certain of their data assets for an aggregate fee of approximately $24 million over the term of the agreement. In addition, we jointly market certain solutions and data.

We have a services agreement with DNB that is cancellable upon mutual agreement. Pursuant to the agreement, we provide DNB certain support services in exchange for fees in an amount of our cost plus a 10% markup.

The following is a summary of amounts related to agreements with DNB included in our Condensed Consolidated Balance Sheets (Unaudited) (in millions):

	March 31, 2023	December 31, 2022
Receivables from related parties	$0.1	$0.1
Prepaid expenses and other current assets	1.2	2.3
Deferred revenues (current)	4.5	6.2

The following is a summary of amounts related to agreements with DNB included in our Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited) (in millions):

	Three months ended March 31,
	2023	2022
Revenues	$1.7	$1.0
Operating expenses	1.2	1.1

During the three months ended March 31, 2023, we received a quarterly cash dividend of $0.9 million from DNB. Refer to Note 3 – Investments in Unconsolidated Affiliates for additional information.

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

(6)Long-Term Debt

Long-term debt consists of the following (in millions):

	March 31, 2023	December 31, 2022
Term A Loan	$1,114.0	$1,121.2
Revolving Credit Facility	319.0	545.0
Senior Notes	1,000.0	1,000.0
Other	0.8	5.0
Total long-term debt principal	2,433.8	2,671.2
Less: current portion of long-term debt	(36.6)	(33.6)
Long-term debt before debt issuance costs and discount	2,397.2	2,637.6
Less: debt issuance costs and discount	(14.9)	(15.9)
Long-term debt, net of current portion	$2,382.3	$2,621.7

As of March 31, 2023, principal maturities are as follows (in millions):

2023	$22.3
2024	57.5
2025	57.5
2026	1,296.5
2027	—
Thereafter	1,000.0
Total	$2,433.8

Credit Agreement

In 2021, our indirect subsidiary Black Knight Infoserv, LLC (“BKIS”) entered into a second amended and restated credit and guaranty agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, the guarantors party thereto and the other agents and lenders party thereto. The Credit Agreement provides for (i) a $1,150.0 million term loan A facility (the “Term A Loan”) and (ii) a $1,000.0 million revolving credit facility (the “Revolving Credit Facility” and, together with the Term A Loan, collectively, the “Facilities”).

As of March 31, 2023, the interest rate for the Facilities was based on the Eurodollar rate plus a margin of 150 basis points and was approximately 6.3%. As of March 31, 2023, we had $681.0 million unused capacity on the Revolving Credit Facility, and the unused commitment fee was 20 basis points.

The Facilities are guaranteed by BKIS’s wholly-owned domestic restricted subsidiaries, as defined by the Credit Agreement, and Black Knight Financial Services, LLC, and are secured by associated collateral agreements that pledge a lien on the majority of BKIS’s assets and the assets of the guarantors, in each case, subject to customary exceptions.

The remaining principal balance of the Term A Loan and any outstanding loans under the Revolving Credit Facility are due upon maturity on March 10, 2026.

Senior Notes

On August 26, 2020, BKIS completed the issuance and sale of $1.0 billion aggregate principal amount of 3.625% senior unsecured notes due 2028 (the "Senior Notes"). The Senior Notes have a coupon rate of 3.625% and mature on September 1, 2028. Interest is paid semi-annually in arrears on September 1 and March 1 of each year. The obligations under the Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis by the same guarantors that guarantee the Credit Agreement (collectively, the “Guarantors”). The Senior Notes are effectively subordinated to any obligations that are secured, including obligations under the Credit

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Agreement, to the extent of the value of the assets securing those obligations. The Senior Notes are structurally subordinated to all liabilities of BKIS’ subsidiaries that do not guarantee the Senior Notes.

Fair Value of Long-Term Debt

The fair values of our Facilities and Senior Notes are based upon established market prices for the securities using Level 2 inputs. The fair value of our Facilities approximates their carrying value as of March 31, 2023. The fair value of our Senior Notes as of March 31, 2023 was $909.4 million compared to its carrying value of $991.5 million, net of original issue discount and debt issuance costs.

Interest Rate Swaps

We enter into interest rate swap agreements to hedge forecasted monthly interest rate payments on our floating rate debt. As of March 31, 2023, we had the following interest rate swap agreements (collectively, the "Swap Agreements") (in millions):

Effective dates	Notional amount	Fixed rates
April 30, 2018 through April 30, 2023	$250.0	2.61%

Under the terms of the Swap Agreements, we receive payments based on the 1-month LIBOR (approximately 4.84% as of March 31, 2023).

During the three months ended March 31, 2023, the following interest rate swap agreement expired (in millions):

Effective dates	Notional amount	Fixed rate
January 31, 2019 through January 31, 2023	$300.0	2.65%

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

The estimated fair values of our Swap Agreements are as follows (in millions):

	March 31, 2023	December 31, 2022
Other current assets	$0.5	$2.2

A cumulative gain of $0.5 million ($0.4 million net of tax) and $2.2 million ($1.6 million net of tax) is reflected in Accumulated other comprehensive loss on our Condensed Consolidated Balance Sheets (Unaudited) as of March 31, 2023 and December 31, 2022, respectively. Below is a summary of the effect of derivative instruments on amounts recognized in Other comprehensive (losses) earnings ("OCE") on the Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited) (in millions):

	Three months ended March 31,
	2023		2022
		Amount of gain reclassified		Amount of loss reclassified
	Amount of loss	from Accumulated OCE	Amount of gain	from Accumulated OCE
	recognized in OCE	into Net earnings	recognized in OCE	into Net earnings
Swap agreements	$(0.1)	$(1.2)	$4.3	$3.2

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

As of March 31, 2023, the remaining balance in Accumulated other comprehensive loss is expected to be reclassified into Interest expense, net over the remaining term (less than 1 year).

(7)Fair Value Measurements

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

The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in millions):

	March 31, 2023				December 31, 2022
	Carrying	Fair value			Carrying	Fair value
	amount	Level 1	Level 2	Level 3	amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents (Note 2)	$14.8	$14.8	$—	$—	$12.2	$12.2	$—	$—
Interest rate swaps (Note 6)	0.5	—	0.5	—	2.2	—	2.2	—

Liabilities:
Contingent consideration	0.5	—	—	0.5	0.7	—	—	0.7

Redeemable noncontrolling interests	41.8	—	—	41.8	47.6	—	—	47.6

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

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following table presents a summary of the change in fair value of our Level 3 fair value measurements (in millions):

Beginning balance, December 31, 2022	$48.3
Contingent consideration adjustments related to prior year acquisition(1)	(0.2)
Fair value adjustment to redeemable noncontrolling interests in Optimal Blue Holdco	(5.8)
Ending balance, March 31, 2023	$42.3
(1)	The adjustments to contingent consideration for prior acquisitions are included in Transition and integration costs in the Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited).

(8)Income Taxes

Our effective tax rate was 24.3% and (1.9)% for the three months ended March 31, 2023 and 2022, respectively. Our effective tax rate for the three months ended March 31, 2023 differs from our statutory rate primarily due to the effect of research and experimentation tax credits and transaction costs. Our effective tax rate for the three months ended March 31, 2022 includes the effect of a $14.1 million discrete income tax benefit related to the establishment of a deferred tax asset as a result of our reorganization of certain wholly-owned subsidiaries within the Optimal Blue partnership investment structure. Additional rate differences are primarily related to the effect of excess tax benefits of vested restricted shares and research and experimentation tax credits.

(9)Commitments and Contingencies

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

The final arbitration hearing on both Black Knight’s trade secret case and PennyMac’s antitrust case began on March 13, 2023. The hearing is scheduled to conclude by the end of May 2023 and we currently expect the arbitrator’s final decision to be issued in the third quarter of 2023. As these cases continue to evolve, it is not possible to reasonably estimate the probability that we will ultimately prevail on our lawsuit or be held liable for the violations alleged in the PennyMac Complaint, nor is it possible to reasonably estimate the ultimate gain or loss, if any, or range of gain or loss that could result from these cases.

FTC Litigation regarding ICE Transaction

On March 9, 2023, the FTC filed a complaint under its administrative court, styled In the Matter of Intercontinental Exchange, Inc. and Black Knight, Inc., seeking to block the ICE Transaction and alleging that ICE’s proposed acquisition of BKI violates Section 5 of the FTC Act, 15 U.S.C. § 45, and if consummated would violate Section 7 of the Clayton Act, as amended, 15 U.S.C. § 18, and Section 5 of the FTC Act by harming competition and leading to higher costs for lenders and buyers.  Because both ICE and BKI each own software tools known as loan origination systems (“LOS”) used by mortgage lenders to manage the mortgage loan origination process, and each own product pricing and eligibility engines (“PPE”), which is software that integrates with an LOS and is used by lenders to obtain and lock in the best interest rates for a borrower, the FTC alleges that the merger would harm competition for these products and result in increased costs, which would eventually be passed on to buyers. Furthermore, the FTC alleges that, because ICE and BKI offer other ancillary services in addition to PPEs, which rely on LOS integration, the proposed merger would disadvantage additional competing ancillary service providers by diverting business to those provided by ICE.

To remedy any hypothetical competitive harm resulting from the proposed merger, ICE and BKI have agreed to sell BKI’s Empower LOS and certain related services to a technology company, Constellation Web Solutions, Inc., which is conditioned upon the closing of the ICE Transaction.  The FTC’s position is that this proposed remedy does not address the alleged anticompetitive effects of the proposed merger.  BKI believes that the FTC’s position is without merit and filed its initial answer and defenses on March 20, 2023.  The administrative hearing on the merits is scheduled to begin on July 12, 2023.

On April 10, 2023, the FTC filed a parallel complaint in federal court seeking injunctive relief, styled Federal Trade Commission v. Intercontinental Exchange, Inc. and Black Knight, Inc., pending in the United States District Court, Northern District of California, San Francisco Division.  The FTC seeks a preliminary injunction to block ICE and BKI from completing the ICE Transaction during the pendency of the administrative proceeding on the merits.  On April 21, 2023, the District Court entered a temporary restraining order that prevents ICE and BKI from consummating the ICE Transaction until 11:59 p.m. on the second business day after the Court rules on the FTC’s motion for a preliminary injunction, or a date set by the Court, whichever is later. On April 25, 2023, BKI filed its response to the FTC’s complaint generally denying the allegations and asserting several defenses. BKI also asserted a counterclaim against the FTC seeking declaratory and injunctive relief alleging violations of BKI’s constitutional rights.

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

As this case continues to evolve, it is not possible to reasonably estimate the probability that the FTC will ultimately prevail on its claims, nor is it possible to reasonably estimate the ultimate gain or loss, if any, or range of gain or loss that could result from these claims. We intend to vigorously defend against the claims of the FTC.

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

(10)Revenues

Disaggregation of Revenues

The following tables summarize revenues from contracts with clients (in millions):

	Three months ended March 31, 2023
	Servicing	Origination	Software	Data and
	Software	Software(1)	Solutions	Analytics	Total
Software solutions	$205.1	$101.9	$307.0	$9.6	$316.6
Professional services	16.0	10.1	26.1	0.8	26.9
Data solutions	—	1.5	1.5	32.9	34.4
Other	—	2.1	2.1	2.2	4.3
Revenues	$221.1	$115.6	$336.7	$45.5	$382.2

	Three months ended March 31, 2022
	Servicing	Origination	Software	Data and
	Software	Software(1)	Solutions	Analytics	Total
Software solutions	$204.0	$92.5	$296.5	$9.5	$306.0
Professional services	18.6	12.3	30.9	—	30.9
Data solutions	—	0.5	0.5	46.4	46.9
Other	—	2.8	2.8	0.6	3.4
Revenues	$222.6	$108.1	$330.7	$56.5	$387.2
(1)	Software solutions revenues for Origination Software include license revenues of $20.1 million and $2.1 million for the three months ended March 31, 2023 and 2022, respectively.

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

As of March 31, 2023, the aggregate amount of the transaction price that is allocated to our future performance obligations was approximately $2.6 billion and is expected to be recognized as follows: 20% by December 31, 2023, 61% by December 31, 2025, 85% by December 31, 2027 and the rest thereafter.

(11)Equity

Omnibus Incentive Plan

A summary of restricted shares granted in 2023 is as follows:

	Number of shares	Grant date fair	Vesting period
Dates	granted	value per share	(in years)	Vesting criteria
March 13, 2023	1,012,978	$55.71	3.0	Service

Activity related to restricted stock and RSUs in 2023 is as follows:

		Weighted average
		grant date
	Shares	fair value
Balance, December 31, 2022	1,310,518	$64.61
Granted	1,012,978	$55.71
Forfeited	(24,827)	$61.09
Vested	(448,962)	$66.73
Balance, March 31, 2023	1,849,707	$59.27

Equity-based compensation expense related to our restricted shares and RSUs was $9.1 million and $8.5 million for the three months ended March 31, 2023 and 2022, respectively. These expenses are included in Operating expenses in the Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited). As of March 31, 2023, total unrecognized compensation cost was $102.9 million and is expected to be recognized over a weighted average period of approximately 2.3 years.

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Profits Interests Units

As of March 31, 2023 and December 31, 2022, there were 6,169 OB PIUs outstanding. In accordance with terms of the third amended and restated limited liability company agreement of Optimal Blue Holdco, a change in control of Black Knight does not accelerate vesting of the OB PIUs, but triggers certain redemption rights and gives each holder of OB PIUs the right to elect that Optimal Blue Holdco redeem all of the holder’s vested and unvested profits interests for a redemption price determined based on an appraisal process.

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

Equity-based compensation expense related to the OB PIUs was $2.2 million for the three months ended March 31, 2023 and 2022. As of March 31, 2023, the total unrecognized compensation cost related to non-vested OB PIUs was $5.7 million, which is expected to be recognized over a weighted average period of approximately 0.7 years.

(12)Segment Information

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

Separate discrete financial information is available for these two segments, and the operating results of each segment are regularly evaluated by the CODM in order to assess performance and allocate resources. We use EBITDA as the primary profitability measure for making decisions regarding ongoing operations. EBITDA is earnings before Interest expense, net, Other income (expense), net, Income tax expense and Depreciation and amortization. It also excludes Equity in (losses) earnings of unconsolidated affiliates. We do not allocate Interest expense, net, Other income (expense), net, Income tax expense, equity-based compensation and certain other items, such as purchase accounting adjustments and acquisition-related costs to the segments, since these items are not considered in evaluating the segments’ overall operating performance.

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Segment asset information is not included below because we do not use it to evaluate performance or allocate resources. Summarized financial information concerning our segments is shown in the tables below (in millions):

	Three months ended March 31, 2023
	Software	Data and	Corporate and
	Solutions	Analytics	Other		Total
Revenues	$336.7	$45.5	$—		$382.2
Expenses:
Operating expenses	150.0	33.3	29.8	(1)	213.1
Transition and integration costs	—	—	5.5	(2)	5.5
EBITDA	186.7	12.2	(35.3)		163.6
Depreciation and amortization	34.1	4.0	44.5	(3)	82.6
Operating income (loss)	152.6	8.2	(79.8)		81.0
Interest expense, net					(30.1)
Other income, net					138.0
Earnings before income taxes and equity in losses of unconsolidated affiliates					188.9
Income tax expense					45.9
Earnings before equity in losses of unconsolidated affiliates					143.0
Equity in losses of unconsolidated affiliates, net of tax					(1.2)
Net earnings					$141.8

	Three months ended March 31, 2022
	Software	Data and	Corporate and
	Solutions	Analytics	Other		Total
Revenues	$330.7	$56.5	$—		$387.2
Expenses:
Operating expenses	142.5	37.5	27.9	(1)	207.9
Transition and integration costs	—	—	7.6	(2)	7.6
EBITDA	188.2	19.0	(35.5)		171.7
Depreciation and amortization	35.1	3.8	52.6	(3)	91.5
Operating income (loss)	153.1	15.2	(88.1)		80.2
Interest expense, net					(21.1)
Other expense, net					(1.2)
Earnings before income taxes and equity in earnings of unconsolidated affiliates					57.9
Income tax benefit					(1.1)
Earnings before equity in earnings of unconsolidated affiliates					59.0
Equity in earnings of unconsolidated affiliates, net of tax					303.1
Net earnings					362.1
Net losses attributable to redeemable noncontrolling interests					2.5
Net earnings attributable to Black Knight					$364.6
(1)	Operating expenses for Corporate and Other includes equity-based compensation, including certain related payroll taxes, of $11.6 million and $11.2 million for the three months ended March 31, 2023 and 2022, respectively.
(2)	Transition and integration costs primarily consists of costs related to the ICE Transaction and costs associated with acquisitions.
(3)	Depreciation and amortization for Corporate and Other primarily represents net incremental depreciation and amortization adjustments associated with the application of purchase accounting recorded in accordance with GAAP.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding expectations, hopes, intentions or strategies regarding the future. Forward-looking statements are based on Black Knight, Inc. and its subsidiaries ("Black Knight," the "Company," "we," "us" or "our") management’s beliefs, as well as assumptions made by, and information currently available to, them. Because such statements are based on expectations as to future financial and operating results and are not statements of fact, actual results may differ materially from those projected. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. The risks and uncertainties that forward-looking statements are subject to include, but are not limited to:

●	the occurrence of any event, change, or other circumstance that could give rise to a right in favor of Intercontinental Exchange, Inc. (“ICE”) or us to terminate the definitive merger agreement governing the terms and conditions of the proposed acquisition by ICE of Black Knight (the “ICE Transaction”);
●	the possibility that the proposed ICE Transaction does not close when expected or at all because required regulatory or other approvals and other conditions to closing are not received or satisfied on a timely basis or at all (and the risk that such approvals may result in the imposition of conditions that could adversely affect ICE or us or the expected benefits of the proposed ICE Transaction);
●	the outcome of the United States Federal Trade Commission’s (the “FTC”) lawsuit filed against us and ICE seeking to block the consummation of the ICE Transaction and of any other legal proceedings that may be instituted against us or ICE;
●	business uncertainties and contractual restrictions while the ICE Transaction is pending, which could adversely affect our business and operations;
●	the diversion of management’s attention and time from ongoing business operations and opportunities on merger-related matters;
●	changes to our relationships with our top clients, whom we rely on for a significant portion of our revenues and profit;
●	our ability to comply with or changes to the laws, rules and regulations that affect our and our clients’ businesses;
●	our ability to adapt our solutions to technological changes or evolving industry standards or to achieve our growth strategies;
●	increase in the availability of free or relatively inexpensive information;
●	our ability to protect our proprietary software and information rights;
●	our dependence on our ability to access data from external sources;
●	delays or difficulty in developing or implementing new, enhanced or existing software, data or hosting solutions;
●	changes in general economic, business, regulatory and political conditions, particularly as they affect the mortgage industry;
●	risks associated with the recruitment and retention of our skilled workforce;
●	impacts to our business operations caused by the occurrence of a catastrophe or global crisis;
●	our investment in Dun & Bradstreet Holdings, Inc. (“DNB”);
●	security breaches against our information systems or breaches involving our third-party vendors;
●	our ability to successfully consummate, integrate and achieve the intended benefits of acquisitions;
●	our existing indebtedness and any additional significant debt we incur; and
●	other risks and uncertainties detailed in the "Statement Regarding Forward-Looking Information," "Risk Factors" and other sections of our Annual Report on Form 10-K for the year ended December 31, 2022 and other filings with the Securities and Exchange Commission ("SEC").

The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 28, 2023 and other filings with the SEC.

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

Recent Developments

Merger Agreement

On May 4, 2022, we entered into a definitive agreement to be acquired by ICE (the “Original Merger Agreement”) a leading global provider of data, technology, and market infrastructure, in a transaction valued at approximately $13.1 billion, or $85 per share, with consideration in the form of a mix of cash (80%) and stock (20%). On March 7, 2023, we entered into Amendment No. 1 to the Original Merger Agreement (the “Amendment” and the Original Merger Agreement, as amended by the Amendment, the “Merger Agreement”), which provides for, among other things, a reduction in the merger consideration, valuing Black Knight at $75.00 per share, or a market value of $11.7 billion, with consideration in the form of a mix of approximately $68.00 per share in cash and stock with an exchange ratio of 0.0682 based on ICE’s 10-day volume weighted average price as of March 3, 2023 of $102.62 (the “ICE Transaction”). Refer to Note 1 — Basis of Presentation and Overview in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information.

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

Business Trends and Conditions

Market Trends

Market trends that have spurred lenders and servicers to seek software, data and analytics solutions are as follows:

Lenders increasingly focused on core operations. As a result of a decline in origination volumes and the increasing cost to originate a mortgage loan, we believe lenders have become more focused on their core operations, including ways to reduce or eliminate certain costs. According to the April 6, 2023 MBA Annual Performance Report as of December 31, 2022, the cost to originate a loan has more than doubled since 2008 and increased 23% in 2022 compared to 2021. We believe lenders are increasingly shifting from in-house solutions to third-party solutions that provide a more comprehensive and efficient solution. Lenders require these providers to deliver best-in-class solutions and deep domain expertise and to assist them in maintaining regulatory compliance.

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

Regulatory changes and oversight. Most U.S. mortgage loan market participants are subject to a high level of regulatory oversight and regulatory requirements as federal and state governments have enacted various new laws, rules and regulations. It is our experience that mortgage lenders and servicers have become more focused on minimizing the risk of non-compliance with regulatory requirements and look for solutions that assist them in complying with their regulatory requirements. We expect this trend to continue as additional governmental programs and regulations have been enacted to address the economic concerns resulting from the pandemic, and our clients have had to adapt their systems and processes rapidly to the shifting landscape. In addition, our clients and our clients’ regulators have elevated their focus on privacy and data security in light of an increased level of cybersecurity incidents. We expect the industry focus on privacy and data security to continue to increase.

Our Business Segments

Our business is organized into two segments: Software Solutions and Data and Analytics.

Software Solutions

Our Software Solutions segment offers software solutions that support loan servicing, loan origination and settlement services. Our software solutions revenues were 88% and 85% of our consolidated revenues for the three months ended March 31, 2023 and 2022, respectively.

The following table summarizes our software solutions revenues (in millions):

	Three months ended		% of segment
	March 31,		revenues
	2023	2022	2023	2022
Servicing software solutions	$221.1	$222.6	66%	67%
Origination software solutions	115.6	108.1	34%	33%
Software Solutions	$336.7	$330.7	100%	100%

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

The table below summarizes active first and second lien mortgage loans on our mortgage loan servicing software solutions and the related market data (in millions):

	First lien		Second lien		Total first and second lien
	as of March 31,		as of March 31,		as of March 31,
	2023	2022	2023	2022	2023	2022
Active loans	32.9	33.4	3.1	3.1	36.0	36.5
Market size	52.7 (1)	51.9 (1)	13.1 (2)	12.3 (2)	65.8	64.2
Market share	62%	64%	24%	26%	55%	57%

Note: Percentages above may not recalculate due to rounding.

(1)	Estimates according to the March 2023 Black Knight Mortgage Monitor Report for U.S. first lien mortgage loans. These estimates are subject to change.
(2)	Estimates according to the February 2023 and April 2022 Equifax National Consumer Credit Trends Report: Portfolio for U.S. second lien mortgage loans, which includes home equity installment loans and home equity revolving lines of credit data as of January 2023 and March 2022, respectively. These estimates are subject to change.

As a result of the effects of the broad-based response to the COVID-19 pandemic, we have seen lower foreclosure-related transactional revenues due to the mortgage loan foreclosure moratorium and other measures that were in effect from 2020 through 2021. Additionally, low unemployment and historically low interest rates drove high home price appreciation, which also contributed to historically low foreclosure starts. According to corresponding Black Knight Mortgage Monitor reports, foreclosure starts were 94,200 for the three months ended March 31, 2023 compared to 104,200 for the 2022 period. Foreclosure starts are still substantially below levels prior to the pandemic.

Our origination software solutions primarily include our solutions that automate and facilitate the origination of mortgage loans and provide an interconnected network allowing the various parties and systems associated with lending transactions to exchange data quickly and efficiently. Our direct exposure to origination volumes is limited as our loan origination system revenues are based on closed loan volumes subject to minimum base software subscription fees that are contractually obligated. Most of our secondary marketing technologies’ revenues are primarily subscription-based; however, some platforms are based on the number of loan officer seats. Elevated origination volumes in prior years led to an increase in loan officer seats above historical levels. During the three months ended March 31, 2023, we continued to see a reduction in loan officer seats due to cost reduction actions from clients, including clients downsizing their mortgage origination workforce or exiting the origination market due to the current interest rate environment. According to the most recently available Nationwide Multistate Licensing System (“NMLS”) Mortgage Industry Report, the number of active individual licensed mortgage loan officers has decreased from 123,622 as of December 31, 2021 to 102,251 as of September 30, 2022. The reduction in seat counts causes a reduction in usage-based revenues for our clients with licenses that are seat-based and were previously above their contractual minimums.

Some of our origination software solutions are directly exposed to variances in origination loan count volumes, primarily related to refinance volumes, due to the nature of the services provided. We continue to see lower origination volumes in 2023 due to higher interest rates and record volumes in prior years. According to the April 2023 Mortgage Bankers Association Mortgage Finance Forecast, mortgage loan originations have declined 58% for the three months ended March 31, 2023 compared to the 2022 period. The portion of our origination software solutions revenues that are more sensitive to origination loan count volumes were approximately 2% of our consolidated revenues for the three months ended March 31, 2023, and revenues related to these origination software solutions declined approximately 41% compared to the 2022 period, representing a headwind of approximately $6.0 million.

Data and Analytics

Our Data and Analytics segment offers data and analytics solutions to the mortgage, real estate and capital markets verticals. These solutions include property ownership data, lien data, servicing data, automated valuation models, collateral risk scores, behavioral models, a multiple listing service software solution and other data solutions. Our data and analytics business is primarily based on longer-term strategic data licenses, other data licenses and subscription-based revenues. Our data and analytics revenues were 12% and 15% of our consolidated revenues for the three months ended March 31, 2023 and 2022, respectively. The portion of our data and analytics solutions revenues that are more sensitive to fluctuations in home buying activity and origination loan count volumes primarily relate to services where we provide software and data necessary for tax data and other settlement service activities. Excluding the effect of the TitlePoint transaction, revenues from these solutions were less than 1% of our consolidated revenues for the three months ended March 31, 2023 and declined approximately 44% for the three months ended March 31, 2023 compared to the 2022 period, representing a headwind of approximately $1.4 million.

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

Consolidated Results of Operations

The following table presents certain financial data for the periods indicated (in millions, except per share data):

	Three months ended March 31,
	2023	2022
Revenues	$382.2	$387.2
Expenses:
Operating expenses	213.1	207.9
Depreciation and amortization	82.6	91.5
Transition and integration costs	5.5	7.6
Total expenses	301.2	307.0
Operating income	81.0	80.2
Operating margin	21.2%	20.7%
Interest expense, net	(30.1)	(21.1)
Other income (expense), net	138.0	(1.2)
Earnings before income taxes and equity in (losses) earnings of unconsolidated affiliates	188.9	57.9
Income tax expense (benefit)	45.9	(1.1)
Earnings before equity in (losses) earnings of unconsolidated affiliates	143.0	59.0
Equity in (losses) earnings of unconsolidated affiliates, net of tax	(1.2)	303.1
Net earnings	141.8	362.1
Net losses attributable to redeemable noncontrolling interests	—	2.5
Net earnings attributable to Black Knight	$141.8	$364.6

Net earnings per share attributable to Black Knight common shareholders:
Diluted	$0.91	$2.35
Weighted average shares of common stock outstanding:
Diluted	155.5	155.4

Segment Financial Results

Revenues

The following table sets forth revenues by segment for the periods presented (in millions):

	Three months ended
	March 31,		Variance
	2023	2022	$	%
Software Solutions	$336.7	$330.7	$6.0	2%
Data and Analytics	45.5	56.5	(11.0)	(19)%
Total	$382.2	$387.2	$(5.0)	(1)%

Software Solutions

Revenues were $336.7 million in the three months ended March 31, 2023 compared to $330.7 million in the 2022 period, an increase of $6.0 million, or 2%. Our servicing software solutions revenues decreased $1.5 million, or 1%, as revenues from new clients and cross-

sales to existing clients, as well as contract termination fees of $2.7 million, were more than offset by lower loan counts, attrition, lower professional services and the effect of lower foreclosure volumes. Our origination software solutions revenues increased $7.5 million, or 7%, primarily driven by an increase of $18.0 million in license fees and other revenues from new clients, partially offset by the effect of lower origination volumes and attrition.

Data and Analytics

Revenues were $45.5 million in the three months ended March 31, 2023 compared to $56.5 million in the 2022 period, a decrease of $11.0 million, or 19%. The decrease was primarily driven by revenues of $11.1 million related to TitlePoint in the 2022 period and the effect of lower origination volumes, partially offset by revenues from new clients.

EBITDA and EBITDA margin

The following tables set forth EBITDA (in millions) and EBITDA margin by segment for the periods presented:

	Three months ended
	March 31,		Variance
	2023	2022	$	%
Software Solutions	$186.7	$188.2	$(1.5)	(1)%
Data and Analytics	12.2	19.0	(6.8)	(36)%

	Three months ended
	March 31,		Variance
	2023	2022	Basis points
Software Solutions	55.4%	56.9%	(150)
Data and Analytics	26.8%	33.6%	(680)

Software Solutions

EBITDA was $186.7 million in the three months ended March 31, 2023 compared to $188.2 million in the 2022 period, a decrease of $1.5 million, or 1%, with an EBITDA margin of 55.4% compared to 56.9% in the 2022 period. The EBITDA margin decrease was driven by revenue mix along with higher personnel costs and technology-related costs, including cloud costs and other software subscriptions.

Data and Analytics

EBITDA was $12.2 million in the three months ended March 31, 2023 compared to $19.0 million in the 2022 period, a decrease of $6.8 million, or 36%, with an EBITDA margin of 26.8% compared to 33.6% in the 2022 period. The EBITDA margin decrease was primarily driven by the effect of the TitlePoint transaction along with higher personnel and technology-related costs.

Consolidated Financial Results

Operating Expenses

The following table sets forth operating expenses by segment for the periods presented (in millions):

	Three months ended
	March 31,		Variance
	2023	2022	$	%
Software Solutions	$150.0	$142.5	$7.5	5%
Data and Analytics	33.3	37.5	(4.2)	(11)%
Corporate and Other(1)	29.8	27.9	1.9	7%
Total	$213.1	$207.9	$5.2	3%
(1)	Operating expenses for Corporate and Other include equity-based compensation, including certain related payroll taxes, of $11.6 million and $11.2 million for the three months ended March 31, 2023 and 2022, respectively.

The increase in Operating expenses in the three months ended March 31, 2023 compared to the 2022 period was primarily driven by higher net personnel expenses and technology-related costs, partially offset by $3.9 million of lower expenses related to the effect of the TitlePoint transaction.

Depreciation and Amortization

The following table sets forth depreciation and amortization by segment for the periods presented (in millions):

	Three months ended
	March 31,		Variance
	2023	2022	$	%
Software Solutions	$34.1	$35.1	$(1.0)	(3)%
Data and Analytics	4.0	3.8	0.2	5%
Corporate and Other(1)	44.5	52.6	(8.1)	(15)%
Total	$82.6	$91.5	$(8.9)	(10)%
(1)	Depreciation and amortization for Corporate and Other primarily represents net incremental depreciation and amortization adjustments associated with the application of purchase accounting recorded in accordance with GAAP.

The decrease in Depreciation and amortization in the three months ended March 31, 2023 compared to the 2022 period is primarily related to $5.0 million in lower amortization relating to the change in estimated useful lives of certain origination software and specialty software solutions, including amortization included in Corporate and Other related to acquired software from prior acquisitions, and lower amortization of other intangible assets related to acquisitions. Refer to Note 2 — Condensed Consolidated Financial Statement Details in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information on the change in useful life.

Transition and Integration Costs

Transition and integration costs were $5.5 million in the three months ended March 31, 2023 compared to $7.6 million in the 2022 period. Transition and integration costs for the three months ended March 31, 2023 primarily consisted of costs related to the ICE Transaction. Transition and integration costs in the 2022 period consisted of costs associated with acquisitions, including costs pursuant to purchase agreements.

Interest Expense, Net

Interest expense, net was $30.1 million in the three months ended March 31, 2023 compared to $21.1 million in the 2022 period, an increase of $9.0 million, or 43%. The increase was primarily driven by higher interest rates on our outstanding variable rate debt.

Other Income (Expense), Net

Other income, net was $138.0 million in the three months ended March 31, 2023 compared to Other expense, net of $1.2 million in the 2022 period. The 2023 amount is primarily related to the gain before tax of $145.4 million recognized for the sale of TitlePoint, partially offset by legal fees. The 2022 amounts primarily relate to legal fees.

Income Tax Expense (Benefit)

Income tax expense was $45.9 million in the three months ended March 31, 2023 compared to income tax benefit of $1.1 million in the 2022 period. Our effective tax rate was 24.3% in the 2023 period compared to (1.9)% in 2022. Refer to Note 8 – Income Taxes in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated by reference into this Part I Item 2 for additional information.

Equity in (Losses) Earnings of Unconsolidated Affiliates, Net of Tax

Equity in (losses) earnings of unconsolidated affiliates, net of tax consists of the following (in millions):

	Three months ended March 31,
	2023	2022
Equity in losses of unconsolidated affiliates, net of tax	$(1.2)	$(2.3)
Gain related to DNB investment, net of tax	—	305.4
Equity in (losses) earnings of unconsolidated affiliates, net of tax	$(1.2)	$303.1

Refer to Note 3 — Investments in Unconsolidated Affiliates in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated by reference into this Part I Item 2 for additional information.

Liquidity and Capital Resources

Our primary sources of liquidity are our existing cash balances, cash flows from operations and borrowings on our revolving credit facility. As of March 31, 2023, we had cash of $14.8 million, outstanding debt principal of $2,433.8 million and available capacity of $681.0 million on our revolving credit facility.

As of March 31, 2023, we own 18.5 million shares of DNB common stock for an ownership interest in DNB of approximately 4% of DNB’s outstanding common stock. As of March 31, 2023, DNB’s closing share price was $11.74 and the fair value of our investment in DNB was $216.9 million before tax. Based on a statutory tax rate of 25.5%, the estimated after-tax value of our investment in DNB was $203.9 million. Refer to Note 3 — Investments in Unconsolidated Affiliates in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information.

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

Cash Flows

The following table provides a summary of cash flows from operating, investing and financing activities for the periods presented (in millions):

	Three months ended March 31,
	2023	2022	Variance
Cash flows provided by operating activities	$44.5	$85.1	$(40.6)
Cash flows provided by (used in) investing activities	199.2	(27.4)	226.6
Cash flows used in financing activities	(241.1)	(107.2)	(133.9)
Net increase (decrease) in cash and cash equivalents	$2.6	$(49.5)	$52.1

Operating Activities

The $40.6 million decrease in cash provided by operating activities in the three months ended March 31, 2023 compared to the 2022 period is primarily related to the timing of income tax payments and higher interest payments related to our variable rate debt outstanding.

Investing Activities

The $226.6 million change in cash related to investing activities in the three months ended March 31, 2023 compared to the 2022 period is primarily related to proceeds of $224.2 million from the TitlePoint transaction.

Financing Activities

The $133.9 million increase in cash used in financing activities in the three months ended March 31, 2023 compared to the 2022 period is primarily related to higher payments made on the Revolving Credit Facility with proceeds from the TitlePoint transaction.

Financing

Refer to Note 6 — Long-Term Debt in Item 1 of Part I of this Quarterly Report on Form 10-Q for a description of our financing arrangements.

Contractual Obligations

Our long-term contractual obligations generally include our debt and related interest payments, software subscription, cloud computing and hardware and software maintenance commitments and operating lease payments for our offices, data centers, property and equipment. There were no significant changes to our contractual obligations from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2022. Our interest rate swaps represent our material off-balance sheet arrangements.

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

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended December 31, 2022, except for the change in estimated useful lives of certain software solutions as discussed in Note 2 — Condensed Consolidated Financial Statement Details in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

Our Senior Notes represent our fixed-rate long-term debt. Refer to Note 6 — Long-Term Debt in Item 1 of Part I of this Quarterly Report on Form 10-Q. The carrying value of our Senior Notes was $991.5 million as of March 31, 2023. The fair value of our Senior Notes was approximately $909.4 million as of March 31, 2023. The potential reduction in fair value of the Senior Notes from a hypothetical 10 percent increase in market interest rates would not be material to the overall fair value of the debt.

Historically we have entered into interest rate swap agreements to hedge a portion of the forecasted monthly interest rate payments on our variable rate debt. We are exposed to interest rate risk on our variable rate debt obligations and related interest rate swaps. As of March 31, 2023, we had $1,433.1 million in long-term debt principal outstanding from our Facilities, all of which is variable rate debt, as described in Note 6 — Long-Term Debt in Item 1 of Part I of this Quarterly Report on Form 10-Q.

As of March 31, 2023, the Facilities represent our long-term debt obligations exposed to interest rate risk. We performed a sensitivity analysis on the principal amount of debt as of March 31, 2023, as well as the effect of our interest rate swaps. Further, in this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. An increase or decrease of 100 basis points in the applicable interest rate would cause an increase or decrease in interest expense of $14.3 million on an annual basis ($14.1 million including the effect of our current interest rate swaps) as the 1-week and 1-month LIBOR were approximately 4.82% and 4.84%, respectively, as of March 31, 2023.

As of March 31, 2023, we have the following interest rate swap agreements (collectively, the "Swap Agreements") (in millions):

Effective dates	Notional amount	Fixed rates
April 30, 2018 through April 30, 2023	$250.0	2.61%

Under the terms of the Swap Agreements, we receive payments based on the 1-month LIBOR rate (approximately 4.84% as of March 31, 2023).

During the three months ended March 31, 2023, the following interest rate swap agreement expired (in millions):

Effective dates	Notional amount	Fixed rate
January 31, 2019 through January 31, 2023	$300.0	2.65%

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2023, under the supervision and with the participation of our Chief Executive Officer ("CEO") and President and Chief Financial Officer ("CFO"), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

Based on that evaluation, our CEO and CFO concluded that as of March 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit with the SEC are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2023 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II: OTHER INFORMATION

Item 1. Legal Proceedings

See discussion of legal proceedings in Note 9 — Commitments and Contingencies in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated by reference into this Item 1 of Part II.

Item 1A. Risk Factors

Below we amend and restate in their entirety the following risk factors that appeared under Item 1A- “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no other material changes in our risk factors since the filing of our Annual Report on Form 10-K for the year ended December 31, 2022.

Because the market price of ICE common stock may fluctuate, holders of our common stock cannot be certain of the market value of the consideration they will receive in the Merger.

Pursuant to and subject to the terms of the Agreement and Plan of Merger dated as of May 4, 2022 (the “Original Merger Agreement”) among Black Knight, Intercontinental Exchange, Inc. (“ICE”) and Sand Merger Sub Corporation, a wholly subsidiary of ICE (“Sub”), as amended by Amendment No. 1 to the Original Merger Agreement (the “Amendment” and the Original Merger Agreement, as amended by the Amendment, the “Merger Agreement”) dated as of March 7, 2023, Sub will merge with and into Black Knight with Black Knight surviving as a wholly-owned subsidiary of ICE (the “Merger”). At the effective time of the Merger (the “Effective Time”), each share of our common stock issued and outstanding immediately prior to the Effective Time (other than shares of our common stock held by us as treasury stock, any of our subsidiaries (other than with respect to the Black Knight Employee Stock Purchase Plan), by ICE or any of ICE’s subsidiaries (including Sub), or by any holder who has properly exercised and perfected such holder’s demand for appraisal rights under Section 262 of the General Corporation Law of the State of Delaware and not effectively withdrawn or lost such holder’s rights to appraisal (collectively, “Excluded Shares”)) will be converted into the right to receive, at the election of the holder thereof, the following consideration (the “Merger Consideration”):

●	an amount in cash equal to the sum, rounded to the nearest one tenth of a cent, of (x) $68.00 plus (y) the product, rounded to the nearest one tenth of a cent, of 0.0682 (the “Share Ratio”) multiplied by the average of the volume weighted averages of the trading prices of ICE common stock on the New York Stock Exchange on each of the ten consecutive trading days ending on (and including) the trading day that is three trading days prior to the date on which the Effective Time occurs (the “Average ICE Stock Price”) (such amount, the “Per Share Cash Consideration”);
●	a number of validly issued, fully paid and nonassessable shares of ICE common stock as is equal to the quotient, rounded to the nearest one ten thousandth, of (x) the Per Share Cash Consideration divided by (y) the Average ICE Stock Price (such number of shares, the “Per Share Stock Consideration”); or
●	if no election is made by such holder, such Per Share Stock Consideration or Per Share Cash Consideration as is determined in accordance with the proration mechanism described below.

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

There is a time lapse between the date on which our stockholders voted to approve the Merger Agreement (as amended by the Amendment) at the special meeting and the date on which our stockholders entitled to receive the Merger Consideration actually receive such consideration. The market value of ICE common stock may fluctuate during this period as a result of a variety of factors, including general market and economic conditions, regulatory considerations, including changes in U.S. monetary policy and its effect on global financial markets and on interest rates, changes in ICE’s or our business, operations and prospects, the global coronavirus pandemic and the related disruption to local, regional and global economic activity and financial markets, and the impact that any of the foregoing may have on ICE, us or the customers or other constituencies of ICE or us, many of which factors are beyond ICE’s or our control. Therefore, at the time our stockholders approved the Merger Agreement (as amended by the Amendment) at the special meeting, they did not know the market value of the consideration to be received by holders of our common stock at the Effective Time of the Merger.

The Merger will not be completed unless important conditions are satisfied or waived.

Specified conditions set forth in the Merger Agreement must be satisfied or waived to complete the Merger. If the conditions are not satisfied or, to the extent permitted by law, waived, the Merger will not occur or will be delayed, and we and ICE may lose some or all of the intended benefits of the Merger. The following conditions must be satisfied or, to the extent permitted by law, waived before we and ICE are obligated to complete the Merger: (i) the adoption of the Merger Agreement (as amended by the Amendment) by the affirmative vote of holders of a majority of the outstanding shares of our common stock entitled to vote thereon at the special meeting (this vote was obtained at the special meeting on April 28, 2023), (ii) the expiration or early termination of the waiting period applicable to the consummation of the Merger under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), (iii) the absence of any law, injunction, order or other judgment, in each case whether temporary, preliminary or permanent, that is in effect and restrains, enjoins or otherwise prohibits the consummation of the Merger, (iv) the effectiveness of the registration statement on Form S-4 filed by ICE to register the shares of ICE common stock to be issued in the Merger (the amended registration statement was declared effective by the SEC on March 30, 2023), (v) approval for listing on the NYSE of the shares of ICE common stock to be issued in the Merger, (vi) compliance by ICE and us in all material respects with their respective obligations under the Merger Agreement that are required to be performed or complied with by the time of the closing and (vii) subject in most cases to exceptions that do not rise to the level of a Material Adverse Effect or a Parent Material Adverse Effect (each as defined in the Merger Agreement), the accuracy of representations and warranties made by us and ICE, respectively, in the Merger Agreement. The respective obligations of ICE and us to consummate the Merger are also subject to there not having occurred since the date of the Merger Agreement an event that has had or would reasonably be expected to have, individually or in the aggregate, a Material Adverse Effect or a Parent Material Adverse Effect, respectively.

The failure to satisfy all of the required conditions could delay the completion of the Merger for a significant period of time or prevent it from occurring at all. There can be no assurance that the conditions to the closing of the Merger will be satisfied or waived or that the Merger will be completed. Also, subject to limited exceptions, either ICE or we may terminate the Merger Agreement, if the Merger has not been consummated on or before November 4, 2023 (the “outside date”); provided that this right to terminate the Merger Agreement will not be available to a party if the failure of that party to perform any of its obligations under the Merger Agreement has been a principal cause of or resulted in the failure of the Merger to be consummated on or before that date.

If the Merger is not completed, each of ICE’s and our ongoing businesses, financial condition, financial results and stock price may be materially and adversely affected and, without realizing any of the benefits of having completed the Merger, ICE and we will be subject to a number of risks, including the following:

●	the market price of our common stock or ICE common stock could decline to the extent the current market price reflects an assumption that the Merger will be completed;
●	ICE or we could owe a termination fee to the other party under certain circumstances;
●	if our Board of Directors seeks another business combination, our stockholders cannot be certain that we will be able to find a party willing to enter into a transaction on terms equivalent to or more attractive than the terms that ICE has agreed to in the Merger Agreement;
●	time and financial and other resources committed by ours and ICE’s management to matters relating to the Merger could otherwise have been devoted to pursing other beneficial opportunities;
●	ICE or we may experience negative reactions from the financial markets or from their customers, suppliers or employees;

●	ICE or our current and prospective employees may experience uncertainty about their roles following the completion of the Merger, which may have an adverse effect on ICE’s or our ability to attract or retain key management and other key personnel;
●	ICE and we will be required to pay costs relating to the Merger, such as legal, accounting, financial advisory, financing (including the redemption by ICE of certain of its notes at a redemption price equal to 101% of par value) and printing fees, whether or not the Merger is completed; and
●	ICE or we could be subject to litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against ICE or us to perform our respective obligations under the Merger Agreement.

Similarly, delays in the completion of the Merger could, among other things, result in additional transaction costs, loss of revenue or other negative effects associated with uncertainty about completion of the Merger and could materially and adversely impact each of our and ICE’s ongoing businesses, financial condition and financial results.

Regulatory clearance may not be received, may take longer than expected or may impose conditions that are not presently anticipated, that could have an adverse effect on ICE following the Merger or that are otherwise unacceptable to ICE.

Completion of the Merger is conditioned on, among other things, the expiration or early termination of the waiting period applicable to the consummation of the Merger under the HSR Act. On March 9, 2023, the United States Federal Trade Commission (the “FTC”) filed an administrative complaint challenging the Merger under the HSR Act and authorized the filing of a complaint in federal district court to pursue a preliminary injunction to prevent the consummation of the Merger pending an administrative trial, and ICE announced that ICE strongly disagrees with, and intends to vigorously oppose, the FTC’s decision to challenge the Merger. On April 10, 2023, the FTC filed a parallel complaint in federal court seeking injunctive relief. The FTC seeks to block ICE and BKI from completing the Merger during the pendency of the administrative proceeding on the merits.  On April 21, 2023, the United States District Court for the Northern District of California entered a temporary restraining order that prevents ICE and BKI from consummating the Merger until 11:59 p.m. on the second business day after the Court rules on the FTC’s motion for a preliminary injunction, or a date set by the Court, whichever is later. On April 25, 2023, BKI filed its response to the FTC’s complaint generally denying the allegations and asserting several defenses. BKI also asserted a counterclaim against the FTC seeking declaratory and injunctive relief alleging violations of BKI’s constitutional rights.

There can be no assurance as to the outcome of litigation with the FTC or that this condition to completion of the Merger will be satisfied on a timely basis or at all, and there can be no assurance that if regulatory clearance is obtained, it will not result in the imposition of conditions, limitations, obligations or restrictions that have the effect of preventing the completion of any of the transactions contemplated by the Merger Agreement, imposing additional material costs on or materially limiting the revenues of ICE following the Merger or otherwise reducing the anticipated benefits of the Merger, or result in the delay or abandonment of the Merger.

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

Under the Merger Agreement, except as provided below, ICE is not obligated to agree to any structural or behavioral remedy that any government entity may seek to impose. There can be no assurance that regulators will not seek to impose any terms, conditions, limitations, obligations or costs, or restrictions (including a duty to agree to structural or behavioral relief) on the conduct of ICE’s business following the completion of the Merger (which would include Black Knight’s business) or otherwise require changes to the terms of the transactions contemplated by the Merger Agreement, or that such conditions, limitations, obligations or restrictions would not have the effect of preventing or delaying the completion of any of the transactions contemplated by the Merger Agreement, imposing additional material costs on or materially limiting the revenues of ICE following the Merger or otherwise reduce the anticipated benefits of the Merger if the Merger were consummated successfully within the expected timeframe.

In addition, at any time before or after the completion of the Merger, and notwithstanding the termination of applicable waiting periods, any state attorney general could take such action under the antitrust laws as any such party deems necessary or desirable in the public interest. Such action could include, among other things, seeking to enjoin the completion of the Merger or seeking divestiture of substantial assets of the parties. In addition, in some circumstances, a third party could initiate a private action under antitrust laws challenging, seeking to enjoin, or seeking to impose conditions on the Merger.

Although ICE was not obligated under the Original Merger Agreement to litigate to defend such efforts to enjoin the transaction contemplated by the Original Merger Agreement under U.S. antitrust laws, the parties, at ICE’s option, were permitted to engage in litigation to obtain the clearances, consents, approvals and waivers under U.S. antitrust laws so as to enable the parties to close the Merger. Pursuant to the Amendment, ICE’s obligation to use its “reasonable best efforts” to obtain U.S. antitrust clearance specifically requires ICE to (1) (a) effect the transactions contemplated by the Equity Purchase Agreement (the “Divestiture Agreement”) with Constellation Web Solutions Inc., a Delaware corporation and a subsidiary of Constellation Software Inc., and ICE (solely for the purposes set forth in the Divestiture Agreement), and the ancillary agreements related thereto subject to the terms and conditions thereof and (b) if the Divestiture Agreement is terminated for any reason prior to the earlier to occur of the closing of the Merger and the termination of the Merger Agreement and at such time ICE believes, acting reasonably and in good faith and after consultation with us, that it remains possible for the closing of the Merger to occur on or prior to the outside date, use reasonable best efforts to enter into a new agreement with a new purchaser, whose acquisition of the Empower ® business and the Empower® business products would not raise material antitrust concerns, and consummate the transactions contemplated thereby providing for the divestiture of the Empower® business and the Empower®  business products, and (2) litigate against any governmental entity or private party challenging the Merger transactions under any U.S. antitrust law in any litigation, action or proceeding that seeks to prevent, materially impede or materially delay the consummation of the Merger and seek to have vacated, lifted, reversed or overturned any injunction or order that prohibits, prevents or restricts the consummation of the Merger. ICE and Black Knight may not prevail and may incur significant costs in defending or settling any such action.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

Exhibit
No.	Description
2.1

Amendment No. 1 dated as of March 7, 2023, to the Agreement and Plan of Merger, dated as of May 4, 2022, among Intercontinental Exchange, Inc., Sand Merger Sub Corporation and Black Knight, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K filed by Black Knight, Inc. on March 7, 2023 (No. 001-37394)

3.1	Amended and Restated Bylaws of Black Knight, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed by Black Knight, Inc. on February 14, 2023 (No. 001-37394)
10.1	Form of Notice of Restricted Stock and Restricted Stock Award Agreement (2023) under Black Knight, Inc. Amended and Restated 2015 Omnibus Incentive Plan (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
104	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101

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

BLACK KNIGHT, INC.
(registrant)

Date: May 4, 2023	By:	/s/ Kirk T. Larsen
Kirk T. Larsen
President and Chief Financial Officer
(Principal Financial and Accounting Officer)