Form 10-Q
period 2023-06-30
Black Knight, Inc.
filed 2023-08-03
CIK 1627014

Ok

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

There were 156,758,741 shares outstanding of the Registrant’s common stock as of July 31, 2023.

FORM 10-Q

QUARTERLY REPORT

Quarter Ended June 30, 2023

i

Part I: FINANCIAL INFORMATION

Item 1.Condensed Consolidated Financial Statements (Unaudited)

BLACK KNIGHT, INC.

Condensed Consolidated Balance Sheets

(In millions, except share data)

(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$15.9	$12.2
Trade receivables, net	205.4	193.5
Prepaid expenses and other current assets	147.7	132.1
Receivables from related parties	—	0.1
Current assets held for sale	—	5.8
Total current assets	369.0	343.7
Property and equipment, net	129.2	143.0
Software, net	424.9	443.7
Other intangible assets, net	408.8	470.1
Goodwill	3,747.8	3,747.8
Investments	224.1	171.0
Deferred contract costs, net	189.2	192.6
Other non-current assets	275.5	246.2
Non-current assets held for sale	—	73.5
Total assets	$5,768.5	$5,831.6
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable and other accrued liabilities	$68.9	$66.5
Income taxes payable	23.4	28.4
Accrued compensation and benefits	70.9	82.8
Current portion of debt	43.8	33.6
Deferred revenues	50.3	59.9
Total current liabilities	257.3	271.2
Deferred revenues	31.1	42.4
Deferred income taxes	204.9	227.5
Long-term debt, net of current portion	2,401.9	2,621.7
Other non-current liabilities	46.4	47.9
Total liabilities	2,941.6	3,210.7
Commitments and contingencies (Note 9)
Redeemable noncontrolling interests	43.4	47.6
Equity:
Common stock; $0.0001 par value; 550,000,000 shares authorized; 160,040,598 shares issued and 156,759,534 shares outstanding as of June 30, 2023, and 160,040,598 shares issued and 155,930,399 shares outstanding as of December 31, 2022	—	—
Preferred stock; $0.0001 par value; 25,000,000 shares authorized; issued and outstanding, none as of June 30, 2023 and December 31, 2022	—	—
Additional paid-in capital	1,363.7	1,398.2
Retained earnings	1,609.4	1,417.1
Accumulated other comprehensive loss	(2.1)	(6.3)
Treasury stock, at cost, 3,281,064 shares as of June 30, 2023 and 4,110,199 shares as of December 31, 2022	(187.5)	(235.7)
Total shareholders’ equity	2,783.5	2,573.3
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$5,768.5	$5,831.6

See Notes to Condensed Consolidated Financial Statements (Unaudited).

BLACK KNIGHT, INC.

Condensed Consolidated Statements of Earnings and Comprehensive Earnings

(In millions, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenues	$368.2	$394.5	$750.4	$781.7
Expenses:
Operating expenses	214.4	216.8	427.5	424.7
Depreciation and amortization	82.1	92.5	164.7	184.0
Transition and integration costs	11.0	8.2	16.5	15.8
Total expenses	307.5	317.5	608.7	624.5
Operating income	60.7	77.0	141.7	157.2
Other income and expense:
Interest expense, net	(33.5)	(22.6)	(63.6)	(43.7)
Other income (expense), net	50.0	(2.4)	188.0	(3.6)
Total other income (expense), net	16.5	(25.0)	124.4	(47.3)
Earnings before income taxes and equity in (losses) earnings of unconsolidated affiliates	77.2	52.0	266.1	109.9
Income tax expense	21.2	11.6	67.1	10.5
Earnings before equity in (losses) earnings of unconsolidated affiliates	56.0	40.4	199.0	99.4
Equity in (losses) earnings of unconsolidated affiliates, net of tax	(0.7)	(0.1)	(1.9)	303.0
Net earnings	55.3	40.3	197.1	402.4
Net losses attributable to redeemable noncontrolling interests	—	—	—	2.5
Net earnings attributable to Black Knight	$55.3	$40.3	$197.1	$404.9
Other comprehensive earnings:
Unrealized holding gains (losses), net of tax(1)	—	2.3	(0.1)	6.6
Reclassification adjustments for (gains) losses included in net earnings, net of tax(2)	(0.3)	2.0	(1.5)	5.2
Total unrealized (losses) gains on interest rate swaps, net of tax	(0.3)	4.3	(1.6)	11.8
Foreign currency translation adjustment, net of tax(3)	—	(0.4)	—	(0.6)
Unrealized gains (losses) on investments in unconsolidated affiliates, net of tax(4)	6.0	(2.4)	5.8	0.8
Other comprehensive earnings	5.7	1.5	4.2	12.0
Comprehensive earnings	61.0	41.8	201.3	414.4
Net losses attributable to redeemable noncontrolling interests	—	—	—	2.5
Comprehensive earnings attributable to Black Knight	$61.0	$41.8	$201.3	$416.9
Net earnings per share attributable to Black Knight common shareholders:
Basic	$0.36	$0.26	$1.27	$2.62
Diluted	$0.35	$0.26	$1.27	$2.60
Weighted average shares of common stock outstanding (see Note 4):
Basic	155.0	154.5	154.8	154.4
Diluted	155.9	155.6	155.7	155.5
(1)	Net of income tax benefit of less than $0.1 million and income tax expense of $0.9 million for the three months ended June 30, 2023 and 2022, respectively, and income benefit of less than $0.1 million and income tax expense of $2.3 million for the six months ended June 30, 2023 and 2022, respectively.
(2)	Amounts reclassified to net earnings relate to losses (gains) on interest rate swaps and are included in Interest expense, net above. Amounts are net of income tax expense of $0.1 million and income tax benefit of $0.7 million for the three months ended June 30, 2023 and 2022, respectively, and income tax expense of $0.5 million and income tax benefit of $1.8 million for the six months ended June 30, 2023 and 2022, respectively.
(3)	Net of income tax benefit of $0.2 million for the three and six months ended June 30, 2022.
(4)	Net of income tax expense of $2.0 million and income tax benefit of $0.8 million for the three months ended June 30, 2023 and 2022, respectively, and income tax expense of $2.0 million and $0.3 million for the six months ended June 30, 2023 and 2022, respectively.

See Notes to Condensed Consolidated Financial Statements (Unaudited).

BLACK KNIGHT, INC.

Condensed Consolidated Statements of Equity

(In millions)

(Unaudited)

	Three months ended June 30, 2023
					Accumulated
			Additional		other			Total	Redeemable
	Common stock		paid-in	Retained	comprehensive	Treasury stock		shareholders’	noncontrolling
	Shares	$	capital	earnings	loss	Shares	$	equity	interests
Balance, March 31, 2023	160.0	$—	$1,358.1	$1,559.3	$(7.8)	3.2	$(186.4)	$2,723.2	$41.8
Fair value adjustment to redeemable noncontrolling interests in Optimal Blue Holdco, LLC	—	—	(1.6)	—	—	—	—	(1.6)	1.6
Grant of restricted shares of common stock	—	—	(0.6)	—	—	—	0.6	—	—
Forfeitures of restricted shares of common stock	—	—	1.2	—	—	0.1	(1.2)	—	—
Tax withholding payments for restricted share vesting	—	—	(0.5)	—	—	—	—	(0.5)	—
Vesting of restricted shares granted from treasury stock	—	—	0.5	—	—	—	(0.5)	—	—
Equity-based compensation expense	—	—	6.6	—	—	—	—	6.6	—
Net earnings	—	—	—	55.3	—	—	—	55.3	—
Equity-based compensation expense of unconsolidated affiliates	—	—	—	(5.2)	—	—	—	(5.2)	—
Unrealized losses on interest rate swaps, net	—	—	—	—	(0.3)	—	—	(0.3)	—
Other comprehensive gains on investments in unconsolidated affiliates	—	—	—	—	6.0	—	—	6.0	—
Balance, June 30, 2023	160.0	$—	$1,363.7	$1,609.4	$(2.1)	3.3	$(187.5)	$2,783.5	$43.4

	Three months ended June 30, 2022
					Accumulated
			Additional		other			Total	Redeemable
	Common stock		paid-in	Retained	comprehensive	Treasury stock		shareholders’	noncontrolling
	Shares	$	capital	earnings	loss	Shares	$	equity	interests
Balance, March 31, 2022	160.0	$—	$1,364.8	$1,327.4	$(7.0)	4.1	$(234.2)	$2,451.0	$40.2
Fair value adjustment to redeemable noncontrolling interests in Optimal Blue Holdco, LLC	—	—	(7.2)	—	—	—	—	(7.2)	7.2
Grant of restricted shares of common stock	—	—	(4.2)	—	—	(0.1)	4.2	—	—
Forfeitures of restricted shares of common stock	—	—	0.2	—	—	—	(0.2)	—	—
Tax withholding payments for restricted share vesting	—	—	(0.3)	—	—	—	—	(0.3)	—
Vesting of restricted shares granted from treasury stock	—	—	0.2	—	—	—	(0.2)	—	—
Equity-based compensation expense	—	—	12.9	—	—	—	—	12.9	—
Net earnings	—	—	—	40.3	—	—	—	40.3	—
Equity-based compensation expense of unconsolidated affiliates	—	—	—	0.5	—	—	—	0.5	—
Foreign currency translation adjustment	—	—	—	—	(0.4)	—	—	(0.4)	—
Unrealized gains on interest rate swaps, net	—	—	—	—	4.3	—	—	4.3	—
Other comprehensive losses on investments in unconsolidated affiliates	—	—	—	—	(2.4)	—	—	(2.4)	—
Other	—	—	1.4	—	—	—	—	1.4	—
Balance, June 30, 2022	160.0	$—	$1,367.8	$1,368.2	$(5.5)	4.0	$(230.4)	$2,500.1	$47.4

See Notes to Condensed Consolidated Financial Statements (Unaudited).

BLACK KNIGHT, INC.

Condensed Consolidated Statements of Equity

(In millions)

(Unaudited)

	Six months ended June 30, 2023
					Accumulated
			Additional		other			Total	Redeemable
	Common stock		paid-in	Retained	comprehensive	Treasury stock		shareholders’	noncontrolling
	Shares	$	capital	earnings	loss	Shares	$	equity	interests
Balance, December 31, 2022	160.0	$—	$1,398.2	$1,417.1	$(6.3)	4.1	$(235.7)	$2,573.3	$47.6
Fair value adjustment to redeemable noncontrolling interests in Optimal Blue Holdco, LLC	—	—	4.2	—	—	—	—	4.2	(4.2)
Grant of restricted shares of common stock	—	—	(58.6)	—	—	(1.0)	58.6	—	—
Forfeitures of restricted shares of common stock	—	—	2.6	—	—	0.1	(2.6)	—	—
Tax withholding payments for restricted share vesting	—	—	(8.4)	—	—	—	—	(8.4)	—
Vesting of restricted shares granted from treasury stock	—	—	7.8	—	—	0.1	(7.8)	—	—
Equity-based compensation expense	—	—	17.9	—	—	—	—	17.9	—
Net earnings	—	—	—	197.1	—	—	—	197.1	—
Equity-based compensation expense of unconsolidated affiliates	—	—	—	(4.8)	—	—	—	(4.8)	—
Unrealized losses on interest rate swaps, net	—	—	—	—	(1.6)	—	—	(1.6)	—
Other comprehensive gains on investments in unconsolidated affiliates	—	—	—	—	5.8	—	—	5.8	—
Balance, June 30, 2023	160.0	$—	$1,363.7	$1,609.4	$(2.1)	3.3	$(187.5)	$2,783.5	$43.4

	Six months ended June 30, 2022
					Accumulated
			Additional		other			Total	Redeemable
	Common stock		paid-in	Retained	comprehensive	Treasury stock		shareholders’	noncontrolling
	Shares	$	capital	earnings	loss	Shares	$	equity	interests
Balance, December 31, 2021	160.0	$—	$1,410.9	$968.2	$(17.5)	4.7	$(271.2)	$2,090.4	$1,188.8
Fair value adjustment to redeemable noncontrolling interests in Optimal Blue Holdco, LLC	—	—	(17.1)	—	—	—	—	(17.1)	17.1
Acquisition of remaining redeemable noncontrolling interests in Optimal Blue Holdco, LLC	—	—	—	—	—	—	—	—	(1,156.0)
Grant of restricted shares of common stock	—	—	(50.8)	—	—	(0.9)	50.8	—	—
Forfeitures of restricted shares of common stock	—	—	1.2	—	—	—	(1.2)	—	—
Tax withholding payments for restricted share vesting	—	—	(11.0)	—	—	—	—	(11.0)	—
Vesting of restricted shares granted from treasury stock	—	—	8.8	—	—	0.2	(8.8)	—	—
Equity-based compensation expense	—	—	23.6	—	—	—	—	23.6	—
Net earnings (losses)	—	—	—	404.9	—	—	—	404.9	(2.5)
Equity-based compensation expense of unconsolidated affiliates	—	—	—	(4.9)	—	—	—	(4.9)	—
Foreign currency translation adjustment	—	—	—	—	(0.6)	—	—	(0.6)	—
Unrealized gains on interest rate swaps, net	—	—	—	—	11.8	—	—	11.8	—
Other comprehensive gains on investments in unconsolidated affiliates	—	—	—	—	0.8	—	—	0.8	—
Other	—	—	2.2	—	—	—	—	2.2	—
Balance, June 30, 2022	160.0	$—	$1,367.8	$1,368.2	$(5.5)	4.0	$(230.4)	$2,500.1	$47.4

See Notes to Condensed Consolidated Financial Statements (Unaudited).

BLACK KNIGHT, INC.

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Six months ended June 30,
	2023	2022
Cash flows from operating activities:
Net earnings	$197.1	$402.4
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	164.7	184.0
Amortization of debt issuance costs and original issue discount	2.0	1.9
Gain related to the TitlePoint transaction	(145.4)	—
Unrealized gain related to investment in DNB	(55.8)	—
Deferred income taxes, net	(21.8)	(144.9)
Equity in losses (earnings) of unconsolidated affiliates, net of tax	1.9	(303.0)
Equity-based compensation	17.9	23.6
Changes in assets and liabilities:
Trade receivables, including receivables from related parties	(11.7)	(17.4)
Prepaid expenses and other assets	(42.3)	(28.1)
Deferred contract costs	(18.3)	(21.7)
Deferred revenues	(20.9)	(15.3)
Trade accounts payable and other liabilities	(22.9)	8.3
Net cash provided by operating activities	44.5	89.8
Cash flows from investing activities:
Additions to property and equipment	(4.1)	(11.8)
Additions to software	(44.9)	(43.7)
Proceeds from the TitlePoint transaction	224.2	—
Other investing activities	—	(4.0)
Net cash provided by (used in) investing activities	175.2	(59.5)
Cash flows from financing activities:
Revolver borrowings	250.3	585.8
Revolver payments	(443.3)	(195.1)
Term loan payments	(14.4)	(14.4)
Payments made for redeemable noncontrolling interests	—	(433.5)
Tax withholding payments for restricted share vesting	(8.4)	(11.0)
Finance lease payments	—	(0.8)
Other financing activities	(0.2)	(0.4)
Net cash used in financing activities	(216.0)	(69.4)
Net increase (decrease) in cash and cash equivalents	3.7	(39.1)
Cash and cash equivalents, beginning of period	12.2	77.1
Cash and cash equivalents, end of period	$15.9	$38.0
Supplemental cash flow information:
Interest paid, net	$(59.1)	$(41.9)
Income taxes paid, net	$(94.9)	$(124.3)

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

Principles of Consolidation

The Condensed Consolidated Financial Statements (Unaudited) include the accounts of BKI and its subsidiaries. Intercompany transactions and balances have been eliminated in consolidation. Where our ownership interest in a consolidated subsidiary is less than 100%, the noncontrolling interests’ share of these non-wholly owned subsidiaries is reported in our Condensed Consolidated Balance Sheets (Unaudited) as a separate component of equity or within temporary equity. The noncontrolling interests’ share of the net loss of these non-wholly owned subsidiaries is reported in our Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited) as an adjustment to our net earnings to arrive at Net earnings attributable to Black Knight.

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

As of June 30, 2023 and December 31, 2022, redeemable noncontrolling interests were $43.4 million and $47.6 million, respectively, related to the Optimal Blue Holdco profits interests units (“OB PIUs”).  Refer to Note 11 – Equity for additional information.

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Reporting Segments

We conduct our operations through two reporting segments: (1) Software Solutions and (2) Data and Analytics. Refer to Note 12 — Segment Information for additional information.

Merger Agreement

On May 4, 2022, we entered into a definitive agreement to be acquired by Intercontinental Exchange, Inc. (“ICE”) (the “Original Merger Agreement”) a leading global provider of data, technology, and market infrastructure. On March 7, 2023, we entered into Amendment No. 1 to the Original Merger Agreement (the “Amendment” and the Original Merger Agreement, as amended by the Amendment, the “Merger Agreement”), which provides for, among other things, a reduction in the merger consideration, valuing Black Knight at $75.00 per share, or a market value of $11.7 billion, with consideration in the form of a mix of approximately $68.00 per share in cash and stock with an exchange ratio of 0.0682 based on ICE’s 10-day volume weighted average price as of March 3, 2023 of $102.62 (the “ICE Transaction”). As under the Original Merger Agreement, Black Knight shareholders can elect to receive either cash or stock, subject to proration, with the value of the cash election and the stock election equalized based on an average of ICE’s 10-day volume weighted average prices for the period ended three trading days prior to closing. The ICE Transaction is expected to close in the third or fourth quarter of 2023, subject to regulatory clearance and the satisfaction of customary closing conditions. The ICE Transaction has been approved by the Boards of Directors of Black Knight and ICE and the shareholders of Black Knight.

Completion of the ICE Transaction is subject to the expiration or earlier termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”). On March 9, 2023, the United States Federal Trade Commission (the “FTC”) filed an administrative complaint challenging the ICE Transaction under the HSR Act and authorized the filing of a complaint in federal district court to pursue a preliminary injunction to prevent the consummation of the ICE Transaction pending an administrative trial, and ICE announced that ICE strongly disagrees with the FTC’s decision to challenge the ICE Transaction. On April 10, 2023, the FTC filed a parallel complaint in federal court seeking injunctive relief and seeking to block ICE and BKI from completing the ICE Transaction during the pendency of the administrative proceeding on the merits. Refer to Note 9 – Commitments and Contingencies for additional information.

Divestiture Agreements

In connection with entering into the Amendment, on March 7, 2023, we entered into an Equity Purchase Agreement (the “Empower Divestiture Agreement”) with Constellation Web Solutions Inc., a subsidiary of Constellation Software Inc. (“Constellation”) and (solely for the purposes set forth in the Empower Divestiture Agreement) ICE, pursuant to which, after the closing of the ICE Transaction, Constellation will purchase our Empower® LOS business, including its ExchangeSM, LendingSpace and AIVA solutions (the “Empower Divestiture Transaction”).

On July 14, 2023, we entered into an Equity Purchase Agreement (the “OB Divestiture Agreement”) with Project Badger Holdco Inc., a Delaware corporation and subsidiary of Constellation, and (solely for the purposes set forth in the OB Divestiture Agreement) ICE, pursuant to which, after the closing of the ICE Transaction, Constellation will purchase our Optimal Blue business (the “OB Divestiture Transaction”).

Each of the Empower Divestiture Agreement and the OB Divestiture Agreement was entered into specifically to address certain alleged antitrust concerns raised by the FTC in connection with the ICE Transaction and each is subject to customary closing conditions, including but not limited to the prior completion of the ICE Transaction.

TitlePoint Transaction

On November 18, 2022, we entered into a definitive agreement to sell our TitlePoint line of business (“TitlePoint”) within our Data and Analytics reporting segment to an affiliate of Fidelity National Financial, Inc. (“FNF”) for $225 million in cash, subject to a customary working capital adjustment. In connection with the contribution of Property Insight, LLC, which included TitlePoint, by affiliates of FNF to an affiliate of Black Knight in 2014, FNF had the right to repurchase TitlePoint in the event of a change in control of Black Knight. In connection with the proposed ICE Transaction, FNF notified us of its desire to repurchase TitlePoint. The TitlePoint transaction closed on January 1, 2023 and we recognized a gain before tax of $145.4 million in Other income (expense), net in our Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited).

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

(2)Condensed Consolidated Financial Statement Details

Cash and Cash Equivalents

Cash and cash equivalents are unrestricted and consist of the following (in millions):

	June 30, 2023	December 31, 2022
Cash	$15.4	$4.3
Cash equivalents	0.5	7.9
Cash and cash equivalents	$15.9	$12.2

Trade Receivables, Net

A summary of Trade receivables, net of allowance for credit losses consist of the following (in millions):

	June 30, 2023	December 31, 2022
Trade receivables — billed	$159.8	$150.4
Trade receivables — unbilled	52.3	48.0
Trade receivables	212.1	198.4
Allowance for credit losses	(6.7)	(4.9)
Trade receivables, net	$205.4	$193.5

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in millions):

	June 30, 2023	December 31, 2022
Prepaid expenses	$86.5	$83.0
Contract assets, net	33.6	24.8
Income tax receivables	14.9	12.5
Other current assets	12.7	11.8
Prepaid expenses and other current assets	$147.7	$132.1

Other Non-Current Assets

Other non-current assets consist of the following (in millions):

	June 30, 2023	December 31, 2022
Contract assets, net	$138.9	$107.9
Property records database	60.5	60.5
Right-of-use assets	21.3	24.8
Deferred compensation plan related assets	26.6	23.4
Contract credits	23.5	23.2
Prepaid expenses	3.2	4.4
Other	1.5	2.0
Other non-current assets	$275.5	$246.2

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Trade Accounts Payable and Other Accrued Liabilities

Trade accounts payable and other accrued liabilities consist of the following (in millions):

	June 30, 2023	December 31, 2022
Trade accounts payable	$8.9	$11.0
Lease liabilities, current	8.3	8.7
Other taxes payable and accrued	6.8	6.1
Accrued interest	15.7	12.6
Accrued client liabilities	2.6	2.6
Other	26.6	25.5
Trade accounts payable and accrued liabilities	$68.9	$66.5

Deferred Revenues

Revenues recognized related to the amount included in the Deferred revenues balance at the beginning of each year were $17.4 million and $20.6 million during the three months ended June 30, 2023 and 2022, respectively, and $39.4 million and $41.5 million during the six months ended June 30, 2023 and 2022, respectively.

Depreciation and Amortization

Depreciation and amortization consist of the following (in millions):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Other intangible assets	$30.5	$36.8	$61.3	$73.6
Software	31.9	35.6	63.7	71.1
Property and equipment	8.5	9.7	18.0	19.6
Deferred contract costs	11.2	10.4	21.7	19.7
Total	$82.1	$92.5	$164.7	$184.0

In January 2023, we completed an assessment of the useful lives of certain software solutions. Due to investments in the software and changes in technology, we increased the estimated useful lives of certain origination and specialty servicing software solutions from 5 years to 7 years. This change in accounting estimate was effective January 1, 2023 and was applied prospectively. Based on the carrying amount of these software solutions as of December 31, 2022, the effect of this change in estimate for the three and six months ended June 30, 2023 was a decrease in software amortization of $4.9 million and $9.9 million, respectively, which resulted in an increase in operating income of $4.9 million and $9.9 million, respectively, and net earnings attributable to Black Knight of $3.7 million and $7.4 million, or $0.02 and $0.05 per basic and diluted share, respectively, based on our statutory income tax rate.

Other Non-Current Liabilities

Other non-current liabilities consist of the following (in millions):

	June 30, 2023	December 31, 2022
Lease liabilities, non-current	$13.2	$17.4
Deferred compensation plan	23.1	21.4
Other	10.1	9.1
Other non-current liabilities	$46.4	$47.9

A

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

(3)Investments

DNB is a leading global provider of business decisioning data and analytics. On February 15, 2022, we exchanged 36.4 million shares of DNB common stock in connection with our acquisition of the remaining Class A units in Optimal Blue Holdco from Cannae and THL. The number of shares of DNB common stock was valued at $722.5 million based on the 20-day volume-weighted average trading price of DNB for the period ended on February 14, 2022. We recognized a gain of $305.4 million, net of tax of $102.6 million, related to this transaction. As of June 30, 2023, we owned 18.5 million shares of DNB common stock for an ownership interest of approximately 4% of DNB’s outstanding common stock.

Prior to June 30, 2023, we accounted for our investment under the equity method because we had significant influence over DNB primarily through a combination of an agreement with certain other DNB investors pursuant to which we agreed to collectively vote together on matters related to the election of DNB directors for a period of three years following the initial public offering of DNB and our investment. The agreement with certain other DNB investors provided that no investors were required to vote to extend an individual’s election term beyond DNB’s 2023 annual shareholder meeting, which was held on June 15, 2023. The voting agreement expired on June 30, 2023.

As of June 30, 2023, we no longer have significant influence over DNB and we account for our DNB investment at fair value in accordance with Accounting Standards Codification (“ASC”) Topic 321: Investments – Equity Securities (“ASC 321”). As a result of the change in accounting method, we recorded an unrealized gain of $55.8 million in Other income (expense), net in our Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited) for the three and six months ended June 30, 2023. As of June 30, 2023, the fair value of our investment in DNB was $213.7 million based on DNB’s closing share price of $11.57 on June 30, 2023 and is included in Investments in our Condensed Consolidated Balance Sheets (Unaudited). Based on a statutory tax rate of 25.5%, the estimated after-tax value of our investment in DNB was $201.5 million.

During the three and six months ended June 30, 2023, we received quarterly cash dividends of $0.9 million and $1.8 million, respectively, related to our ownership in DNB common stock. The cash dividend reduced the carrying value of our DNB investment since it was received before we transitioned to accounting for our investment under ASC 321. On July 26, 2023, DNB declared a cash dividend of $0.05 per share payable on September 21, 2023 to DNB’s shareholders of record as of September 7, 2023.

Prior to accounting for our DNB investment at fair value as of June 30, 2023, Equity in (losses) earnings of unconsolidated affiliates, net of tax consists of the following (in millions):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Equity in losses of unconsolidated affiliates, net of tax	$(0.7)	$(0.1)	$(1.9)	$(2.4)
Gain related to DNB investment, net of tax	—	—	—	305.4
Equity in (losses) earnings of unconsolidated affiliates, net of tax	$(0.7)	$(0.1)	$(1.9)	$303.0

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

(4)Earnings Per Share

Diluted net earnings per share includes the effect of unvested restricted stock awards, restricted stock unit awards (“RSUs”) and OB PIUs. The following table sets forth the computation of basic and diluted net earnings per share (in millions, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Basic:
Net earnings attributable to Black Knight	$55.3	$40.3	$197.1	$404.9
Shares used for basic net earnings per share:
Weighted average shares of common stock outstanding	155.0	154.5	154.8	154.4
Basic net earnings per share	$0.36	$0.26	$1.27	$2.62

Diluted:
Net earnings attributable to Black Knight	$55.3	$40.3	$197.1	$404.9
Shares used for diluted net earnings per share:
Weighted average shares of common stock outstanding	155.0	154.5	154.8	154.4
Dilutive effect of unvested restricted shares of common stock and OB PIUs	0.9	1.1	0.9	1.1
Weighted average shares of common stock, diluted	155.9	155.6	155.7	155.5
Diluted net earnings per share	$0.35	$0.26	$1.27	$2.60

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

DNB

Prior to June 30, 2023, DNB was considered to be a related party primarily due to the combination of accounting for our investment in DNB as an equity method investment and our Executive Chairman, who is also the Chief Executive Officer of DNB. As of June 30, 2023, we no longer have significant influence over DNB and we account for our DNB investment at fair value in accordance with ASC 321. Refer to Note 3 — Investments for additional information. As of June 30, 2023, DNB is no longer considered to be a related party. Below is a summary of related party agreements and transactions with DNB prior to June 30, 2023.

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

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following is a summary of amounts related to agreements with DNB included in our Condensed Consolidated Balance Sheets (Unaudited) (in millions):

December 31, 2022
Receivables from related parties	$0.1
Prepaid expenses and other current assets	2.3
Deferred revenues (current)	6.2

The following is a summary of amounts related to agreements with DNB included in our Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited) (in millions):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenues	$1.8	$3.0	$3.5	$4.0
Operating expenses	1.2	1.2	2.4	2.3

During the three and six months ended June 30, 2023, we received quarterly cash dividends of $0.9 million and $1.8 million, respectively, from DNB. Refer to Note 3 – Investments for additional information.

(6)Long-Term Debt

Long-term debt consists of the following (in millions):

	June 30, 2023	December 31, 2022
Term A Loan	$1,106.8	$1,121.2
Revolving Credit Facility	352.0	545.0
Senior Notes	1,000.0	1,000.0
Other	0.8	5.0
Total long-term debt principal	2,459.6	2,671.2
Less: current portion of long-term debt	(43.8)	(33.6)
Long-term debt before debt issuance costs and discount	2,415.8	2,637.6
Less: debt issuance costs and discount	(13.9)	(15.9)
Long-term debt, net of current portion	$2,401.9	$2,621.7

As of June 30, 2023, principal maturities are as follows (in millions):

2023	$15.1
2024	57.5
2025	57.5
2026	1,329.5
2027	—
Thereafter	1,000.0
Total	$2,459.6

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

As of June 30, 2023, the interest rate for the Facilities was based on the Eurodollar rate plus a margin of 150 basis points and was approximately 6.7%. As of June 30, 2023, we had $648.0 million unused capacity on the Revolving Credit Facility, and the unused commitment fee was 20 basis points.

On June 21, 2023, BKIS entered into Amendment No. 1 to the Credit Agreement to make conforming changes related to the transition to the Secured Overnight Financing Rate (“SOFR”) due to the cessation of LIBOR. As of July 1, 2023, the interest rate for the Facilities bear interest based on the sum of the 1-month Term SOFR, a spread adjustment of 0.11448% and a margin of 150 basis points and was approximately 6.8%.

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

Fair Value of Long-Term Debt

The fair values of our Facilities and Senior Notes are based upon established market prices for the securities using Level 2 inputs. The fair value of our Facilities approximates their carrying value as of June 30, 2023. The fair value of our Senior Notes as of June 30, 2023 was $898.8 million compared to its carrying value of $991.9 million, net of original issue discount and debt issuance costs.

Interest Rate Swaps

We have entered into interest rate swap agreements to hedge forecasted monthly interest rate payments on our floating rate debt. As of June 30, 2023, we had no outstanding interest rate swap agreements (collectively, the "Swap Agreements").

During the six months ended June 30, 2023, the following interest rate swap agreements expired (in millions):

Effective dates	Notional amount	Fixed rate
January 31, 2019 through January 31, 2023	$300.0	2.65%
April 30, 2018 through April 30, 2023	$250.0	2.61%

The estimated fair values of our Swap Agreements were as follows (in millions):

	June 30, 2023	December 31, 2022
Other current assets	$—	$2.2

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

A cumulative gain of $2.2 million ($1.6 million net of tax) is reflected in Accumulated other comprehensive loss on our Condensed Consolidated Balance Sheets (Unaudited) as of December 31, 2022. Below is a summary of the effect of derivative instruments on amounts recognized in Other comprehensive (losses) earnings ("OCE") on the Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited) (in millions):

	Three months ended June 30,
	2023		2022
		Amount of gain reclassified		Amount of loss reclassified
	Amount of gain	from Accumulated OCE	Amount of gain	from Accumulated OCE
	recognized in OCE	into Net earnings	recognized in OCE	into Net earnings
Swap agreements	$—	$(0.3)	$2.3	$2.0

	Six months ended June 30,
	2023		2022

		Amount of gain reclassified		Amount of loss reclassified
	Amount of loss	from Accumulated OCE	Amount of gain	from Accumulated OCE
	recognized in OCE	into Net earnings	recognized in OCE	into Net earnings
Swap agreements	$(0.1)	$(1.5)	$6.6	$5.2

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

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in millions):

	June 30, 2023				December 31, 2022
	Carrying	Fair value			Carrying	Fair value
	amount	Level 1	Level 2	Level 3	amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents (Note 2)	$15.9	$15.9	$—	$—	$12.2	$12.2	$—	$—
Interest rate swaps (Note 6)	—	—	—	—	2.2	—	2.2	—
Investment in DNB (Note 3)	213.7	213.7	—	—	—	—	—	—

Liabilities:
Contingent consideration	0.3	—	—	0.3	0.7	—	—	0.7

Redeemable noncontrolling interests	43.4	—	—	43.4	47.6	—	—	47.6

As of June 30, 2023, our investment in DNB is recorded at fair value based on DNB’s closing share price on June 30, 2023. Refer to Note 3 – Investments for additional information.

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

The following table presents a summary of the change in fair value of our Level 3 fair value measurements (in millions):

Beginning balance, December 31, 2022	$48.3
Contingent consideration adjustments related to prior year acquisition	(0.4)
Fair value adjustment to redeemable noncontrolling interests in Optimal Blue Holdco	(4.2)
Ending balance, June 30, 2023	$43.7

(8)Income Taxes

Our effective tax rate was 27.5% and 25.2% for the three and six months ended June 30, 2023, respectively. Our effective tax rate differs from our statutory rate primarily due to the effect of transaction costs partially offset by research and experimentation tax credits.

Our effective tax rate was 22.3% and 9.6% for the three and six months ended June 30, 2022, respectively. Our effective tax rate for the three months ended June 30, 2022 differs from our statutory rate primarily due to the effect of research and experimentation tax credits. Our effective tax rate for the six months ended June 30, 2022 includes the effect of a $14.1 million discrete income tax benefit related to the establishment of a deferred tax asset as a result of our reorganization of certain wholly-owned subsidiaries within the Optimal Blue partnership investment structure.

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

The final arbitration hearing on both Black Knight’s trade secret case and PennyMac’s antitrust case has concluded, and we currently expect the arbitrator’s final decision to be issued in the fourth quarter of 2023. As these cases continue to evolve, it is not possible to reasonably estimate the probability that we will ultimately prevail on our lawsuit or be held liable for the violations alleged in the PennyMac Complaint, nor is it possible to reasonably estimate the ultimate gain or loss, if any, or range of gain or loss that could result from these cases.

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

To remedy any hypothetical competitive harm resulting from the proposed merger, on March 7, 2023, ICE and BKI agreed to sell BKI’s Empower® LOS and certain related services to a technology company, Constellation Web Solutions, Inc., a subsidiary of Constellation Software, Inc. (“Constellation”), and on July 14, 2023, ICE and BKI agreed to sell BKI’s Optimal Blue business, including its PPE product, to a subsidiary of Constellation.

On April 10, 2023, the FTC filed a parallel complaint in federal court seeking injunctive relief, styled Federal Trade Commission v. Intercontinental Exchange, Inc. and Black Knight, Inc., pending in the United States District Court, Northern District of California, San Francisco Division.  The FTC seeks a preliminary injunction to block ICE and BKI from completing the ICE Transaction during the pendency of the administrative proceeding on the merits.  On April 21, 2023, the District Court entered a temporary restraining order that prevents ICE and BKI from consummating the ICE Transaction until 11:59 p.m. on the second business day after the Court rules on the FTC’s motion for a preliminary injunction, or a date set by the Court, whichever is later. On April 25, 2023, BKI filed its response to the FTC’s complaint generally denying the allegations and asserting several defenses. BKI also asserted a counterclaim against the FTC seeking declaratory and injunctive relief alleging violations of BKI’s constitutional rights. On July 17, 2023 the U.S. District Court granted the parties’ joint motion to continue the hearing on the preliminary injunction, which had been scheduled to commence on July 24, 2023, until August 14, 2023 to allow the FTC time to evaluate BKI’s and ICE’s proposed remedy involving the divestiture of the Empower® LOS business and the Optimal Blue business. On July 25, 2023, the FTC withdrew the matter from adjudication within its administrative forum until August 16, 2023 to facilitate settlement discussions. There can be no assurance as to the outcome of litigation with the FTC or that regulatory clearance for the ICE Transaction will be received on a timely basis or at all.

As this case continues to evolve, it is not possible to reasonably estimate the probability that the parties will ultimately reach settlement or that the FTC will ultimately prevail on its claims. Should the parties not reach a settlement, we intend to vigorously defend against the claims of the FTC.

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

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

(10)Revenues

Disaggregation of Revenues

The following tables summarize revenues from contracts with clients (in millions):

	Three months ended June 30, 2023
	Servicing	Origination	Software	Data and
	Software	Software(1)	Solutions	Analytics	Total
Software solutions	$203.3	$86.3	$289.6	$8.8	$298.4
Professional services	18.2	11.3	29.5	0.8	30.3
Data solutions	—	1.6	1.6	34.4	36.0
Other	—	2.9	2.9	0.6	3.5
Revenues	$221.5	$102.1	$323.6	$44.6	$368.2

	Three months ended June 30, 2022
	Servicing	Origination	Software	Data and
	Software	Software(1)	Solutions	Analytics	Total
Software solutions	$203.3	$100.4	$303.7	$9.7	$313.4
Professional services	18.4	13.2	31.6	2.1	33.7
Data solutions	—	1.5	1.5	42.6	44.1
Other	—	2.6	2.6	0.7	3.3
Revenues	$221.7	$117.7	$339.4	$55.1	$394.5

	Six months ended June 30, 2023
	Servicing	Origination	Software	Data and
	Software	Software(1)	Solutions	Analytics	Total
Software solutions	$408.4	$188.2	$596.6	$18.4	$615.0
Professional services	34.2	21.4	55.6	1.6	57.2
Data solutions	—	3.1	3.1	67.3	70.4
Other	—	5.0	5.0	2.8	7.8
Revenues	$442.6	$217.7	$660.3	$90.1	$750.4

	Six months ended June 30, 2022
	Servicing	Origination	Software	Data and
	Software	Software(1)	Solutions	Analytics	Total
Software solutions	$407.3	$192.9	$600.2	$19.2	$619.4
Professional services	37.0	25.5	62.5	2.1	64.6
Data solutions	—	2.0	2.0	89.0	91.0
Other	—	5.4	5.4	1.3	6.7
Revenues	$444.3	$225.8	$670.1	$111.6	$781.7
(1)	Software solutions revenues for Origination Software include license revenues of $0.9 million and $9.2 million for the three months ended June 30, 2023 and 2022, respectively, and $21.0 million and $11.3 million for the six months ended June 30, 2023 and 2022, respectively.

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

As of June 30, 2023, the aggregate amount of the transaction price that is allocated to our future performance obligations was approximately $2.5 billion and is expected to be recognized as follows: 14% by December 31, 2023, 58% by December 31, 2025, 83% by December 31, 2027 and the rest thereafter.

(11)Equity

Omnibus Incentive Plan

A summary of restricted shares granted in 2023 is as follows:

	Number of shares	Grant date fair	Vesting period
Dates	granted	value per share	(in years)	Vesting criteria
March 13, 2023	1,012,978	$55.71	3.0	Service
June 30, 2023	28,881	$59.73	1.0 - 3.0	Service

Activity related to restricted stock and RSUs in 2023 is as follows:

		Weighted average
		grant date
	Shares	fair value
Balance, December 31, 2022	1,310,518	$64.61
Granted	1,041,859	$55.82
Forfeited	(46,341)	$60.82
Vested	(500,261)	$66.89
Balance, June 30, 2023	1,805,775	$59.00

Equity-based compensation expense related to our restricted shares and RSUs was $4.6 million and $10.8 million for the three months ended June 30, 2023 and 2022, respectively, and $13.7 million and $19.3 million for the six months ended June 30, 2023 and 2022, respectively. These expenses are included in Operating expenses in the Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited). As of June 30, 2023, total unrecognized compensation cost was $96.9 million and is expected to be recognized over a weighted average period of approximately 2.1 years.

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

On June 30, 2023, the Compensation Committee of our Board of Directors approved the waiver of the performance condition applicable to the performance-based restricted stock awards granted in 2021 and 2022, requiring the Company to achieve Adjusted EBITDA equal to or greater than its 2022 fiscal year Adjusted EBITDA for the measurement period beginning January 1, 2023 through December 31, 2023 (the “2023 Performance Condition”). In addition, for our named executive officers only, the Compensation Committee also approved an amendment extending the time-based vesting period for one year for the restricted stock awards in which the performance condition was waived so that the applicable portion of the awards will vest on March 10, 2025 rather than on March 10, 2024. The award modification resulted in a reversal of $1.5 million of equity-based compensation expense previously recorded during the three months ended March 31, 2023. Equity-based compensation expense related to the modified awards is recognized ratably over the service periods of the modified awards based on the fair value of the awards on June 30, 2023, the date of modification.

Profits Interests Units

As of June 30, 2023 and December 31, 2022, there were 6,085 and 6,169 OB PIUs outstanding, respectively. In accordance with terms of the third amended and restated limited liability company agreement of Optimal Blue Holdco, a change in control of Black Knight does not accelerate vesting of the OB PIUs, but triggers certain redemption rights and gives each holder of OB PIUs the right to elect that Optimal Blue Holdco redeem all of the holder’s vested and unvested profits interests for a redemption price determined based on an appraisal process.

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

Equity-based compensation expense related to the OB PIUs was $2.0 million and $2.1 million for the three months ended June 30, 2023 and 2022, respectively, and $4.2 million and $4.3 million for the six months ended June 30, 2023 and 2022. As of June 30, 2023, the total unrecognized compensation cost related to non-vested OB PIUs was $3.3 million, which is expected to be recognized over a weighted average period of approximately 0.4 years.

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

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Segment asset information is not included below because we do not use it to evaluate performance or allocate resources. Summarized financial information concerning our segments is shown in the tables below (in millions):

	Three months ended June 30, 2023
	Software	Data and	Corporate and
	Solutions	Analytics	Other		Total
Revenues	$323.6	$44.6	$—		$368.2
Expenses:
Operating expenses	155.5	33.9	25.0	(1)	214.4
Transition and integration costs	—	—	11.0	(2)	11.0
EBITDA	168.1	10.7	(36.0)		142.8
Depreciation and amortization	34.0	3.9	44.2	(3)	82.1
Operating income (loss)	134.1	6.8	(80.2)		60.7
Interest expense, net					(33.5)
Other income, net					50.0
Earnings before income taxes and equity in losses of unconsolidated affiliates					77.2
Income tax expense					21.2
Earnings before equity in losses of unconsolidated affiliates					56.0
Equity in losses of unconsolidated affiliates, net of tax					(0.7)
Net earnings					$55.3

	Three months ended June 30, 2022
	Software	Data and	Corporate and
	Solutions	Analytics	Other		Total
Revenues	$339.4	$55.1	$—		$394.5
Expenses:
Operating expenses	148.7	37.4	30.7	(1)	216.8
Transition and integration costs	—	—	8.2	(2)	8.2
EBITDA	190.7	17.7	(38.9)		169.5
Depreciation and amortization	35.9	4.0	52.6	(3)	92.5
Operating income (loss)	154.8	13.7	(91.5)		77.0
Interest expense, net					(22.6)
Other expense, net					(2.4)
Earnings before income taxes and equity in losses of unconsolidated affiliates					52.0
Income tax expense					11.6
Earnings before equity in losses of unconsolidated affiliates					40.4
Equity in losses of unconsolidated affiliates, net of tax					(0.1)
Net earnings					$40.3

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

	Six months ended June 30, 2023
	Software	Data and	Corporate and
	Solutions	Analytics	Other		Total
Revenues	$660.3	$90.1	$—		$750.4
Expenses:
Operating expenses	305.5	67.2	54.8	(1)	427.5
Transition and integration costs	—	—	16.5	(2)	16.5
EBITDA	354.8	22.9	(71.3)		306.4
Depreciation and amortization	68.1	7.9	88.7	(3)	164.7
Operating income (loss)	286.7	15.0	(160.0)		141.7
Interest expense, net					(63.6)
Other income, net					188.0
Earnings before income taxes and equity in losses of unconsolidated affiliates					266.1
Income tax expense					67.1
Earnings before equity in losses of unconsolidated affiliates					199.0
Equity in losses of unconsolidated affiliates, net of tax					(1.9)
Net earnings					$197.1

	Six months ended June 30, 2022
	Software	Data and	Corporate and
	Solutions	Analytics	Other		Total
Revenues	$670.1	$111.6	$—		$781.7
Expenses:
Operating expenses	291.2	74.9	58.6	(1)	424.7
Transition and integration costs	—	—	15.8	(2)	15.8
EBITDA	378.9	36.7	(74.4)		341.2
Depreciation and amortization	71.0	7.8	105.2	(3)	184.0
Operating income (loss)	307.9	28.9	(179.6)		157.2
Interest expense, net					(43.7)
Other expense, net					(3.6)
Earnings before income taxes and equity in earnings of unconsolidated affiliates					109.9
Income tax expense					10.5
Earnings before equity in earnings of unconsolidated affiliates					99.4
Equity in earnings of unconsolidated affiliates, net of tax					303.0
Net earnings					402.4
Net losses attributable to redeemable noncontrolling interests					2.5
Net earnings attributable to Black Knight					$404.9
(1)	Operating expenses for Corporate and Other includes equity-based compensation, including certain related payroll taxes, of $6.7 million and $13.0 million for the three months ended June 30, 2023 and 2022, respectively and $18.3 million and $24.2 million for the six months ended June 30, 2023 and 2022, respectively.
(2)	Transition and integration costs primarily consists of costs related to the ICE Transaction and costs associated with acquisitions.
(3)	Depreciation and amortization for Corporate and Other primarily represents net incremental depreciation and amortization adjustments associated with the application of purchase accounting recorded in accordance with GAAP.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding expectations, hopes, intentions or strategies regarding the future. Forward-looking statements are based on Black Knight, Inc. and its subsidiaries ("Black Knight," the "Company," "we," "us" or "our") management’s beliefs, as well as assumptions made by, and information currently available to, them. Because such statements are based on expectations as to future financial and operating results and are not statements of fact, actual results may differ materially from those projected. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. The risks and uncertainties that forward-looking statements are subject to include, but are not limited to:

●	the occurrence of any event, change, or other circumstance that could give rise to a right in favor of Intercontinental Exchange, Inc. (“ICE”) or us to terminate the definitive merger agreement governing the terms and conditions of the proposed acquisition by ICE of Black Knight (the “ICE Transaction”);
●	the possibility that the proposed ICE Transaction, the Empower Divestiture Transaction or the OB Divestiture Transaction do not close when expected or at all because required regulatory or other approvals and other conditions to closing are not received or satisfied on a timely basis or at all (and the risk that such approvals may result in the imposition of conditions that could adversely affect ICE or us or the expected benefits of the proposed ICE Transaction);
●	the outcome of the United States Federal Trade Commission’s (the “FTC”) lawsuits filed against us and ICE seeking to block the consummation of the ICE Transaction and of any other legal proceedings that may be instituted against us or ICE;
●	business uncertainties and contractual restrictions while the ICE Transaction is pending, which could adversely affect our business and operations;
●	the diversion of management’s attention and time from ongoing business operations and opportunities on merger-related matters;
●	changes to our relationships with our top clients, whom we rely on for a significant portion of our revenues and profit;
●	our ability to comply with or changes to the laws, rules and regulations that affect our and our clients’ businesses;
●	our ability to adapt our solutions to technological changes or evolving industry standards or to achieve our growth strategies;
●	increase in the availability of free or relatively inexpensive information;
●	our ability to protect our proprietary software and information rights;
●	our dependence on our ability to access data from external sources;
●	delays or difficulty in developing or implementing new, enhanced or existing software, data or hosting solutions;
●	changes in general economic, business, regulatory and political conditions, particularly as they affect the mortgage industry;
●	risks associated with the recruitment and retention of our skilled workforce;
●	impacts to our business operations caused by the occurrence of a catastrophe or global crisis;
●	our investment in Dun & Bradstreet Holdings, Inc. (“DNB”);
●	security breaches against our information systems or breaches involving our third-party vendors;
●	our ability to successfully consummate, integrate and achieve the intended benefits of acquisitions;
●	our existing indebtedness and any additional significant debt we incur; and
●	other risks and uncertainties detailed in the "Statement Regarding Forward-Looking Information," "Risk Factors" and other sections of our Annual Report on Form 10-K for the year ended December 31, 2022 and other filings with the Securities and Exchange Commission ("SEC").

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

Recent Developments

Merger Agreement

On May 4, 2022, we entered into a definitive agreement to be acquired by ICE (the “Original Merger Agreement”) a leading global provider of data, technology, and market infrastructure. On March 7, 2023, we entered into Amendment No. 1 to the Original Merger Agreement (the “Amendment” and the Original Merger Agreement, as amended by the Amendment, the “Merger Agreement”), which provides for, among other things, a reduction in the merger consideration, valuing Black Knight at $75.00 per share, or a market value of $11.7 billion, with consideration in the form of a mix of approximately $68.00 per share in cash and stock with an exchange ratio of 0.0682 based on ICE’s 10-day volume weighted average price as of March 3, 2023 of $102.62 (the “ICE Transaction”). Refer to Note 1 — Basis of Presentation and Overview in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information.

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

According to the June 12, 2023 MBA Quarterly Performance Report as of March 31, 2023, the cost to originate a loan has more than doubled since 2008 and increased 24% in the year-to-date 2023 period compared to 2022. We believe lenders are increasingly shifting from in-house solutions to third-party solutions that provide a more comprehensive and efficient solution. Lenders require these providers to deliver best-in-class solutions and deep domain expertise and to assist them in maintaining regulatory compliance.

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

Software Solutions

Our Software Solutions segment offers software solutions that support loan servicing, loan origination and settlement services. Our software solutions revenues were 88% and 86% of our consolidated revenues for the three months ended June 30, 2023 and 2022, respectively, and 88% and 86% for the six months ended June 30, 2023 and 2022, respectively.

The following table summarizes our software solutions revenues (in millions):

	Three months ended		% of segment		Six months ended		% of segment
	June 30,		revenues		June 30,		revenues
	2023	2022	2023	2022	2023	2022	2023	2022
Servicing software solutions	$221.5	$221.7	68%	65%	$442.6	$444.3	67%	66%
Origination software solutions	102.1	117.7	32%	35%	217.7	225.8	33%	34%
Software Solutions	$323.6	$339.4	100%	100%	$660.3	$670.1	100%	100%

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

The table below summarizes active first and second lien mortgage loans on our mortgage loan servicing software solutions and the related market data (in millions):

	First lien		Second lien		Total first and second lien
	as of June 30,		as of June 30,		as of June 30,
	2023	2022	2023	2022	2023	2022
Active loans	33.1	33.1	3.1	3.1	36.2	36.2
Market size	52.8 (1)	52.1 (1)	13.1 (2)	12.5 (2)	65.9	64.6
Market share	63%	64%	24%	25%	55%	56%

Note: Percentages above may not recalculate due to rounding.

(1)	Estimates as of May 31, 2023 and June 30, 2022 according to the May 2023 Black Knight Mortgage Monitor Report for U.S. first lien mortgage loans. These estimates are subject to change.
(2)	Estimates according to the February 2023 and July 2022 Equifax National Consumer Credit Trends Report: Portfolio for U.S. second lien mortgage loans, which includes home equity installment loans and home equity revolving lines of credit data as of January 2023 and June 2022, respectively. These estimates are subject to change.

As a result of the effects of the broad-based response to the COVID-19 pandemic, we have seen lower foreclosure-related transactional revenues due to the mortgage loan foreclosure moratorium and other measures that were in effect from 2020 through 2021. Additionally, low unemployment and historically low interest rates drove high home price appreciation, which also contributed to historically low foreclosure starts. According to corresponding Black Knight Mortgage Monitor reports, foreclosure starts were 78,200 for the three months ended June 30, 2023 compared to 94,600 for the 2022 period (estimates are subject to change). Foreclosure starts are still substantially below levels prior to the pandemic.

Our origination software solutions primarily include our solutions that automate and facilitate the origination of mortgage loans and provide an interconnected network allowing the various parties and systems associated with lending transactions to exchange data quickly and efficiently. Our direct exposure to origination volumes is limited as our loan origination system revenues are based on closed loan volumes subject to minimum base software subscription fees that are contractually obligated. Most of our secondary marketing technologies’ revenues are primarily subscription-based; however, some platforms are based on the number of loan officer seats. Elevated origination volumes in prior years led to an increase in loan officer seats above historical levels. During the three and six months ended June 30, 2023, we continued to see a reduction in loan officer seats due to cost reduction actions from clients, including clients downsizing their mortgage origination workforce or exiting the origination market due to the current interest rate environment. According to the most recently available Nationwide Multistate Licensing System (“NMLS”) Mortgage Industry Report, the number of active individual licensed mortgage loan officers has decreased from 124,727 as of December 31, 2021 to 92,331 as of December 31, 2022 (estimates are subject to change). The reduction in seat counts causes a reduction in usage-based revenues for our clients with licenses that are seat-based and were previously above their contractual minimums.

Some of our origination software solutions are directly exposed to variances in origination loan count volumes, primarily related to refinance volumes, due to the nature of the services provided. We continue to see lower origination volumes in 2023 due to higher interest rates and record volumes in prior years. According to the July 2023 Mortgage Bankers Association Mortgage Finance Forecast, mortgage loan originations have declined 37% for the three months ended June 30, 2023 compared to the 2022 period. The portion of our origination software solutions revenues that are more sensitive to origination loan count volumes were approximately 3% of our consolidated revenues for the three months ended June 30, 2023, and revenues related to these origination software solutions declined approximately 26% compared to the 2022 period, representing a headwind of approximately $3.4 million.

Data and Analytics

Our Data and Analytics segment offers data and analytics solutions to the mortgage, real estate and capital markets verticals. These solutions include property ownership data, lien data, servicing data, automated valuation models, collateral risk scores, behavioral models, a multiple listing service software solution and other data solutions. Our data and analytics business is primarily based on longer-term strategic data licenses, other data licenses and subscription-based revenues. Our data and analytics revenues were 12% and 14% of our consolidated revenues for the three months ended June 30, 2023 and 2022, respectively, and 12% and 14% for the six months ended June 30, 2023 and 2022, respectively. The portion of our data and analytics solutions revenues that are more sensitive to fluctuations in home buying activity and origination loan count volumes primarily relate to services where we provide software and data necessary for tax data and other settlement service activities. Excluding the effect of the TitlePoint transaction, revenues from these solutions were less than 1% of our consolidated revenues for the three months ended June 30, 2023 and declined approximately 24% for the three months ended June 30, 2023 compared to the 2022 period, representing a headwind of approximately $0.7 million.

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

Consolidated Results of Operations

The following table presents certain financial data for the periods indicated (in millions, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenues	$368.2	$394.5	$750.4	$781.7
Expenses:
Operating expenses	214.4	216.8	427.5	424.7
Depreciation and amortization	82.1	92.5	164.7	184.0
Transition and integration costs	11.0	8.2	16.5	15.8
Total expenses	307.5	317.5	608.7	624.5
Operating income	60.7	77.0	141.7	157.2
Operating margin	16.5%	19.5%	18.9%	20.1%
Interest expense, net	(33.5)	(22.6)	(63.6)	(43.7)
Other income (expense), net	50.0	(2.4)	188.0	(3.6)
Earnings before income taxes and equity in (losses) earnings of unconsolidated affiliates	77.2	52.0	266.1	109.9
Income tax expense	21.2	11.6	67.1	10.5
Earnings before equity in (losses) earnings of unconsolidated affiliates	56.0	40.4	199.0	99.4
Equity in (losses) earnings of unconsolidated affiliates, net of tax	(0.7)	(0.1)	(1.9)	303.0
Net earnings	55.3	40.3	197.1	402.4
Net losses attributable to redeemable noncontrolling interests	—	—	—	2.5
Net earnings attributable to Black Knight	$55.3	$40.3	$197.1	$404.9

Net earnings per share attributable to Black Knight common shareholders:
Diluted	$0.35	$0.26	$1.27	$2.60
Weighted average shares of common stock outstanding:
Diluted	155.9	155.6	155.7	155.5

Segment Financial Results

Revenues

The following table sets forth revenues by segment for the periods presented (in millions):

	Three months ended				Six months ended
	June 30,		Variance		June 30,		Variance
	2023	2022	$	%	2023	2022	$	%
Software Solutions	$323.6	$339.4	$(15.8)	(5)%	$660.3	$670.1	$(9.8)	(1)%
Data and Analytics	44.6	55.1	(10.5)	(19)%	90.1	111.6	(21.5)	(19)%
Total	$368.2	$394.5	$(26.3)	(7)%	$750.4	$781.7	$(31.3)	(4)%

Software Solutions

Revenues were $323.6 million in the three months ended June 30, 2023 compared to $339.4 million in the 2022 period, a decrease of $15.8 million, or 5%. Our servicing software solutions revenues decreased $0.2 million, or 0.1%, as revenues from new clients and cross-sales to existing clients, as well as contract termination fees of $2.6 million, were offset by lower usage-based revenues, loan counts, attrition and the effect of lower foreclosure volumes. Our origination software solutions revenues decreased $15.6 million, or 13%, as revenues from new clients were more than offset by a decrease of $8.3 million in license fees and the effect of lower origination volumes and attrition.

Revenues were $660.3 million in the six months ended June 30, 2023 compared to $670.1 million in the 2022 period, a decrease of $9.8 million, or 1%. Our servicing software solutions revenues decreased $1.7 million, or 0.4%, as revenues from new clients and cross-sales to existing clients, as well as contract termination fees of $5.3 million, were more than offset by lower loan counts, attrition, usage-based revenues and the effect of lower foreclosure volumes. Our origination software solutions revenues decreased $8.1 million, or 4%, as revenues from new clients and an increase of $9.7 million in license fees were more than offset by the effect of lower origination volumes and attrition.

Data and Analytics

Revenues were $44.6 million in the three months ended June 30, 2023 compared to $55.1 million in the 2022 period, a decrease of $10.5 million, or 19%. The decrease was primarily driven by revenues of $10.0 million related to TitlePoint in the 2022 period and the effect of lower origination volumes, partially offset by revenues from new sales.

Revenues were $90.1 million in the six months ended June 30, 2023 compared to $111.6 million in the 2022 period, a decrease of $21.5 million, or 19%. The decrease was primarily driven by revenues of $21.1 million related to TitlePoint in the 2022 period and the effect of lower origination volumes and attrition, partially offset by revenues from new sales.

EBITDA and EBITDA margin

The following tables set forth EBITDA (in millions) and EBITDA margin by segment for the periods presented:

	Three months ended				Six months ended
	June 30,		Variance		June 30,		Variance
	2023	2022	$	%	2023	2022	$	%
Software Solutions	$168.1	$190.7	$(22.6)	(12)%	$354.8	$378.9	$(24.1)	(6)%
Data and Analytics	10.7	17.7	(7.0)	(40)%	22.9	36.7	(13.8)	(38)%

	Three months ended			Six months ended
	June 30,		Variance	June 30,		Variance
	2023	2022	Basis points	2023	2022	Basis points
Software Solutions	51.9%	56.2%	(430)	53.7%	56.5%	(280)
Data and Analytics	24.0%	32.1%	(810)	25.4%	32.9%	(750)

Software Solutions

EBITDA was $168.1 million in the three months ended June 30, 2023 compared to $190.7 million in the 2022 period, a decrease of $22.6 million, or 12%, with an EBITDA margin of 51.9% compared to 56.2% in the 2022 period. EBITDA was $354.8 million in the six months ended June 30, 2023 compared to $378.9 million in the 2022 period, a decrease of $24.1 million, or 6%, with an EBITDA margin of 53.7% compared to 56.5% in the 2022 period. The EBITDA margin decrease was driven by revenue mix along with higher personnel costs and technology-related costs, including cloud costs and other software subscriptions.

Data and Analytics

EBITDA was $10.7 million in the three months ended June 30, 2023 compared to $17.7 million in the 2022 period, a decrease of $7.0 million, or 40%, with an EBITDA margin of 24.0% compared to 32.1% in the 2022 period. EBITDA was $22.9 million in the six months ended June 30, 2023 compared to $36.7 million in the 2022 period, a decrease of $13.8 million, or 38%, with an EBITDA margin of 25.4%

compared to 32.9% in the 2022 period. The EBITDA margin decrease was primarily driven by the effect of the TitlePoint transaction along with higher personnel and technology-related costs.

Consolidated Financial Results

Operating Expenses

The following table sets forth operating expenses by segment for the periods presented (in millions):

	Three months ended				Six months ended
	June 30,		Variance		June 30,		Variance
	2023	2022	$	%	2023	2022	$	%
Software Solutions	$155.5	$148.7	$6.8	5%	$305.5	$291.2	$14.3	5%
Data and Analytics	33.9	37.4	(3.5)	(9)%	67.2	74.9	(7.7)	(10)%
Corporate and Other(1)	25.0	30.7	(5.7)	(19)%	54.8	58.6	(3.8)	(6)%
Total	$214.4	$216.8	$(2.4)	(1)%	$427.5	$424.7	$2.8	1%
(1)	Operating expenses for Corporate and Other include equity-based compensation, including certain related payroll taxes, of $6.7 million and $13.0 million for the three months ended June 30, 2023 and 2022, respectively, and $18.3 million and $24.2 million for the six months ended June 30, 2023 and 2022, respectively.

The decrease in Operating expenses in the three months ended June 30, 2023 compared to the 2022 period was primarily driven by lower equity-based compensation expense and $3.9 million of lower expenses related to the effect of the TitlePoint transaction, partially offset by higher net personnel expenses, occupancy expenses and technology-related costs.

The increase in Operating expenses in the six months ended June 30, 2023 compared to the 2022 period was primarily driven by higher net personnel expenses, technology-related costs and occupancy expenses, partially offset by $7.8 million of lower expenses related to the effect of the TitlePoint transaction and lower equity-based compensation expense.

Depreciation and Amortization

The following table sets forth depreciation and amortization by segment for the periods presented (in millions):

	Three months ended				Six months ended
	June 30,		Variance		June 30,		Variance
	2023	2022	$	%	2023	2022	$	%
Software Solutions	$34.0	$35.9	$(1.9)	(5)%	$68.1	$71.0	$(2.9)	(4)%
Data and Analytics	3.9	4.0	(0.1)	(3)%	7.9	7.8	0.1	1%
Corporate and Other(1)	44.2	52.6	(8.4)	(16)%	88.7	105.2	(16.5)	(16)%
Total	$82.1	$92.5	$(10.4)	(11)%	$164.7	$184.0	$(19.3)	(10)%
(1)	Depreciation and amortization for Corporate and Other primarily represents net incremental depreciation and amortization adjustments associated with the application of purchase accounting recorded in accordance with GAAP.

The decrease in Depreciation and amortization in the three and six months ended June 30, 2023 compared to the 2022 periods is primarily related to $4.9 million and $9.9 million, respectively, in lower amortization relating to the change in estimated useful lives of certain origination software and specialty software solutions, including amortization included in Corporate and Other related to acquired software from prior acquisitions, and lower amortization of other intangible assets related to acquisitions. Refer to Note 2 — Condensed Consolidated Financial Statement Details in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information on the change in useful life.

Transition and Integration Costs

Transition and integration costs were $11.0 million and $16.5 million for the three and six months ended June 30, 2023, respectively, compared to $8.2 million and $15.8 million in the 2022 periods, respectively. Transition and integration costs during the 2023 periods primarily consisted of costs related to the ICE Transaction. Transition and integration costs in the 2022 periods also consisted of costs associated with acquisitions, including costs pursuant to purchase agreements, and costs related to the ICE Transaction.

Interest Expense, Net

Interest expense, net was $33.5 million for the three months ended June 30, 2023, compared to $22.6 million in the 2022 periods, an increase of $10.9 million, or 48%. Interest expense, net was $63.6 million for the six months ended June 30, 2023, compared to $43.7 million in the 2022 periods, an increase of $19.9 million, or 46%. The increase was primarily driven by higher interest rates on our outstanding variable rate debt and the expiration of our interest rate swaps.

Other Income (Expense), Net

Other income, net was $50.0 million and $188.0 million in the three and six months ended June 30, 2023, respectively, compared to Other expense, net of $2.4 million and $3.6 million in the 2022 periods, respectively. The 2023 amount is primarily related to the gain before tax of $145.4 million recognized for the sale of TitlePoint and an unrealized gain of $55.8 million related to accounting for our DNB investment at fair value, partially offset by legal fees. The 2022 amounts primarily relate to legal fees.

Income Tax Expense

Income tax expense was $21.2 million and $67.1 million in the three and six months ended June 30, 2023, respectively, compared to $11.6 million and $10.5 million in the 2022 periods, respectively. Our effective tax rate was 27.5% and 25.2% for the three and six months ended June 30, 2023, respectively, compared to 22.3% and 9.6% in the 2022 periods, respectively. Refer to Note 8 – Income Taxes in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated by reference into this Part I Item 2 for additional information.

Equity in (Losses) Earnings of Unconsolidated Affiliates, Net of Tax

Equity in (losses) earnings of unconsolidated affiliates, net of tax consists of the following (in millions):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Equity in losses of unconsolidated affiliates, net of tax	$(0.7)	$(0.1)	$(1.9)	$(2.4)
Gain related to DNB investment, net of tax	—	—	—	305.4
Equity in (losses) earnings of unconsolidated affiliates, net of tax	$(0.7)	$(0.1)	$(1.9)	$303.0

On June 30, 2023, the agreement with certain other DNB investors expired and constituted as a loss of significant influence and we transitioned from the equity method to the fair value method of accounting. Refer to Note 3 — Investments in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated by reference into this Part I Item 2 for additional information.

Liquidity and Capital Resources

Our primary sources of liquidity are our existing cash balances, cash flows from operations and borrowings on our revolving credit facility. As of June 30, 2023, we had cash of $15.9 million, outstanding debt principal of $2,459.6 million and available capacity of $648.0 million on our revolving credit facility.

As of June 30, 2023, we own 18.5 million shares of DNB common stock for an ownership interest in DNB of approximately 4% of DNB’s outstanding common stock. As of June 30, 2023, DNB’s closing share price was $11.57 and the fair value of our investment in DNB was $213.7 million before tax. Based on a statutory tax rate of 25.5%, the estimated after-tax value of our investment in DNB was $201.5 million. Refer to Note 3 — Investments in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information.

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

Cash Flows

The following table provides a summary of cash flows from operating, investing and financing activities for the periods presented (in millions):

	Six months ended June 30,
	2023	2022	Variance
Cash flows provided by operating activities	$44.5	$89.8	$(45.3)
Cash flows provided by (used in) investing activities	175.2	(59.5)	234.7
Cash flows used in financing activities	(216.0)	(69.4)	(146.6)
Net increase (decrease) in cash and cash equivalents	$3.7	$(39.1)	$42.8

Operating Activities

The $45.3 million decrease in cash provided by operating activities in the six months ended June 30, 2023 compared to the 2022 period is primarily related to the timing of payments for accounts payable and other liabilities and higher interest payments related to our variable rate debt outstanding.

Investing Activities

The $234.7 million change in cash related to investing activities in the six months ended June 30, 2023 compared to the 2022 period is primarily related to proceeds of $224.2 million from the TitlePoint transaction.

Financing Activities

The $146.6 million increase in cash used in financing activities in the six months ended June 30, 2023 compared to the 2022 period is primarily related to higher payments made on the Revolving Credit Facility with proceeds from the TitlePoint transaction.

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

Our Senior Notes represent our fixed-rate long-term debt. Refer to Note 6 — Long-Term Debt in Item 1 of Part I of this Quarterly Report on Form 10-Q. The carrying value of our Senior Notes was $991.9 million as of June 30, 2023. The fair value of our Senior Notes was approximately $898.8 million as of June 30, 2023. The potential reduction in fair value of the Senior Notes from a hypothetical 10 percent increase in market interest rates would not be material to the overall fair value of the debt.

Historically we have entered into interest rate swap agreements to hedge a portion of the forecasted monthly interest rate payments on our variable rate debt. We are exposed to interest rate risk on our variable rate debt obligations. As of June 30, 2023, we had $1,458.8 million in long-term debt principal outstanding from our Facilities, all of which is variable rate debt, as described in Note 6 — Long-Term Debt in Item 1 of Part I of this Quarterly Report on Form 10-Q.

As of June 30, 2023, the Facilities represent our long-term debt obligations exposed to interest rate risk. The 1-month SOFR was approximately 5.14% as of June 30, 2023. We performed a sensitivity analysis on the principal amount of debt as of June 30, 2023. Further, in this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. An increase or decrease of 100 basis points in the applicable interest rate would cause an increase or decrease in interest expense of $14.8 million on an annual basis.

As of June 30, 2023, we had no outstanding interest rate swap agreements. During the six months ended June 30, 2023, the following interest rate swap agreement expired (in millions):

Effective dates	Notional amount	Fixed rate
January 31, 2019 through January 31, 2023	$300.0	2.65%
April 30, 2018 through April 30, 2023	$250.0	2.61%

The Swap Agreements were designated as cash flow hedging instruments. A portion of the amount included in Accumulated other comprehensive loss was reclassified into Interest expense, net as a yield adjustment as interest is either paid or received on the hedged debt.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2023, under the supervision and with the participation of our Chief Executive Officer ("CEO") and President and Chief Financial Officer ("CFO"), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

Based on that evaluation, our CEO and CFO concluded that as of June 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit with the SEC are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2023 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There is a time lapse between the date on which our stockholders voted to approve the Merger Agreement (as amended by the Amendment) at the special meeting and the date on which our stockholders entitled to receive the Merger Consideration actually receive such consideration. The market value of ICE common stock may fluctuate during this period as a result of a variety of factors, including, without limitation, general market and economic conditions, regulatory considerations, including changes in U.S. monetary policy and its effect on global financial markets and on interest rates, changes in ICE’s or our business, operations and prospects, a potential resurgence of the global coronavirus pandemic and the related disruption to local, regional and global economic activity and financial markets, and the impact that any of the foregoing may have on ICE, us or the customers or other constituencies of ICE or us, many of which factors are beyond ICE’s or our control. Therefore, at the time our stockholders approved the Merger Agreement (as amended by the Amendment) at the special meeting, they did not know the market value of the consideration to be received by holders of our common stock at the Effective Time of the Merger.

The Merger will not be completed unless certain conditions are satisfied or waived.

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

Completion of the Merger is conditioned on, among other things, the expiration or early termination of the waiting period applicable to the consummation of the Merger under the HSR Act. On March 9, 2023, the United States Federal Trade Commission (the “FTC”) filed an administrative complaint challenging the Merger under the HSR Act and authorized the filing of a complaint in federal district court to pursue a preliminary injunction to prevent the consummation of the Merger pending an administrative trial, and ICE announced that ICE strongly disagrees with the FTC’s decision to challenge the ICE Transaction. On April 10, 2023, the FTC filed a parallel complaint in federal court seeking injunctive relief and seeking to block ICE and BKI from completing the Merger during the pendency of the administrative proceeding on the merits.  On April 21, 2023, the United States District Court for the Northern District of California entered a temporary restraining order that prevents ICE and BKI from consummating the Merger until 11:59 p.m. on the second business day after the Court rules on the FTC’s motion for a preliminary injunction, or a date set by the Court, whichever is later. On April 25, 2023, BKI filed its response to the FTC’s complaint generally denying the allegations and asserting several defenses. BKI also asserted a counterclaim against the FTC seeking declaratory and injunctive relief alleging violations of BKI’s constitutional rights. On July 17, 2023 the U.S. District Court granted the parties’ joint motion to continue the hearing on the preliminary injunction, which had been scheduled to commence on July 24, 2023, until August 14, 2023 to allow the FTC time to evaluate BKI’s and ICE’s proposed remedy involving the divestiture of the Empower® LOS business and the Optimal Blue business. On July 25, 2023, the FTC withdrew the matter from adjudication within its administrative forum until August 16, 2023 to facilitate settlement discussions.

There can be no assurance as to the outcome of litigation with the FTC or that this condition to completion of the Merger will be satisfied on a timely basis or at all, and there can be no assurance that if regulatory clearance is obtained, it will not result in the imposition of conditions, limitations, obligations or restrictions that have the direct or indirect effect of preventing the completion of any of the transactions contemplated by the Merger Agreement, imposing additional material costs on or materially limiting the revenues of ICE following the Merger or otherwise reducing the anticipated benefits of the Merger, or result in the delay or abandonment of the Merger.

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

Although ICE was not obligated under the Original Merger Agreement to litigate to defend such efforts to enjoin the transaction contemplated by the Original Merger Agreement under U.S. antitrust laws, the parties, at ICE’s option, were permitted to engage in litigation to obtain the clearances, consents, approvals and waivers under U.S. antitrust laws so as to enable the parties to close the Merger. Pursuant to the Amendment, ICE’s obligation to use its “reasonable best efforts” to obtain U.S. antitrust clearance specifically requires ICE to (1) (a) effect the transactions contemplated by the Equity Purchase Agreement (the “Empower Divestiture Agreement”) with Constellation Web Solutions Inc., a Delaware corporation and a subsidiary of Constellation Software Inc., and ICE (solely for the purposes set forth in the Empower Divestiture Agreement), and the ancillary agreements related thereto subject to the terms and conditions thereof and (b) if the Empower Divestiture Agreement is terminated for any reason prior to the earlier to occur of the closing of the Merger and the termination of the Merger Agreement and at such time ICE believes, acting reasonably and in good faith and after consultation with us, that it remains possible for the closing of the Merger to occur on or prior to the outside date, use reasonable best efforts to enter into a new agreement with a new purchaser, whose acquisition of the Empower ® business and the Empower® business products would not raise material antitrust concerns, and consummate the transactions contemplated thereby providing for the divestiture of the Empower® business and the Empower®  business products, and (2) litigate against any governmental entity or private party challenging the Merger transactions under any U.S. antitrust law in any litigation, action or proceeding that seeks to prevent, materially impede or materially delay the consummation of the Merger and seek to have vacated, lifted, reversed or overturned any injunction or order that prohibits, prevents or restricts the consummation of the Merger. ICE and Black Knight may not prevail and may incur significant costs in defending or settling any such action.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or  “non-Rule10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

(a)	Exhibits

Exhibit
No.	Description
2.1

Equity Purchase Agreement, dated as of July 14, 2023, by and among Project Badger Holdco Inc., Black Knight Inc. and, solely for the purposes set forth therein, Intercontinental Exchange, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K filed by Black Knight, Inc. on July 17, 2023 (No. 001-37394))

10.1

Amendment No. 1, dated as of June 21, 2023, to the Second Amended and Restated Credit and Guaranty Agreement by and among Black Knight Infoserv, LLC, a Delaware limited liability company, as the borrower, JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed by Black Knight, Inc. on June 26, 2023 (No. 001-37394))

10.2*	Form of Notice of Restricted Stock Unit and Restricted Stock Unit Award Agreement (Directors) under Black Knight, Inc. Amended and Restated 2015 Omnibus Incentive Plan
10.3*	Form of Notice of Restricted Stock Unit and Restricted Stock Unit Award Agreement (Directors) under Black Knight, Inc. Amended and Restated 2015 Omnibus Incentive Plan
10.4*	Amendment No. 1 to Notice of Restricted Stock Grant and Restricted Stock Award Agreement (Named Executive Officers) (2021 Grant)
10.5*	Amendment No. 1 to Notice of Restricted Stock Grant and Restricted Stock Award Agreement (Named Executive Officers) (2022 Grant)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2**	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
104	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101

*	Included herewith.
**	Furnished herewith in accordance with Item 601(a)(5) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK KNIGHT, INC.
(registrant)

Date: August 3, 2023	By:	/s/ Kirk T. Larsen
Kirk T. Larsen
President and Chief Financial Officer
(Principal Financial and Accounting Officer)