Form 10-Q
period 2023-09-30
Black Knight, Inc.
filed 2023-11-03
CIK 1627014

Ok

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of September 30, 2023, our common stock was not listed on any exchange or over-the-counter market and, therefore, there were no shares outstanding of the Registrant’s common stock.

FORM 10-Q

QUARTERLY REPORT

Quarter Ended September 30, 2023

Page
Part I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
A. Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2023 and December 31, 2022	1
B. Condensed Consolidated Statements of (Loss) Earnings and Comprehensive (Loss) Earnings (Unaudited) for the three and nine months ended September 30, 2023 and 2022	2
C. Condensed Consolidated Statements of Equity (Unaudited) for the three and nine months ended September 30, 2023 and 2022	3
D. Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2023 and 2022	6
E. Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3. Quantitative and Qualitative Disclosure About Market Risk	34
Item 4. Controls and Procedures	35
Part II: OTHER INFORMATION	36
Item 1. Legal Proceedings	36
Item 1A. Risk Factors	36
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities	36
Item 3. Defaults Upon Senior Securities	36
Item 4. Mine Safety Disclosures	36
Item 5. Other Information	36
Item 6. Exhibits	37

i

Part I: FINANCIAL INFORMATION

Item 1.Condensed Consolidated Financial Statements (Unaudited)

BLACK KNIGHT, INC.

Condensed Consolidated Balance Sheets

(In millions, except share data)

(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$4.5	$11.8
Trade receivables, net	158.7	150.3
Investments	89.6	—
Note receivable	235.0	—
Prepaid expenses and other current assets	232.9	117.4
Current assets held for sale	—	5.8
Current assets held for sale - discontinued operations	—	58.4
Total current assets	720.7	343.7
Property and equipment, net	124.1	139.9
Software, net	270.8	303.4
Other intangible assets, net	66.1	87.5
Goodwill	2,432.1	2,432.1
Investments in unconsolidated affiliate	—	160.6
Deferred contract costs, net	122.8	123.1
Note receivable with Parent	403.1	—
Deferred tax asset, net	36.8	—
Other non-current assets	147.2	150.1
Non-current assets held for sale	—	73.5
Non-current assets held for sale - discontinued operations	—	2,017.7
Total assets	$4,323.7	$5,831.6
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable and other accrued liabilities	$48.9	$55.4
Income taxes payable	42.2	28.4
Accrued compensation and benefits	102.9	63.8
Current portion of debt	—	33.6
Deferred revenues	43.8	54.3
Current liabilities held for sale - discontinued operations	—	35.7
Total current liabilities	237.8	271.2
Deferred revenues	24.2	40.4
Deferred income taxes	—	150.6
Long-term debt, net of current portion	992.3	2,621.7
Other non-current liabilities	43.3	44.2
Non-current liabilities held for sale - discontinued operations	—	82.6
Total liabilities	1,297.6	3,210.7
Commitments and contingencies (Note 10)
Redeemable noncontrolling interests	—	47.6
Equity:
Common stock; $0.0001 par value; 550,000,000 shares authorized, 160,040,598 shares issued and 155,930,399 shares outstanding as of December 31, 2022	—	—
Preferred stock; $0.0001 par value; 25,000,000 shares authorized; issued and outstanding, none as of December 31, 2022	—	—
Additional paid-in capital	1,208.9	1,398.2
Contribution from Parent	1,544.7	—
Retained earnings	272.5	1,417.1
Accumulated other comprehensive loss	—	(6.3)
Treasury stock, at cost, 4,110,199 shares as of December 31, 2022	—	(235.7)
Total shareholders’ equity	3,026.1	2,573.3
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$4,323.7	$5,831.6

See Notes to Condensed Consolidated Financial Statements (Unaudited).

BLACK KNIGHT, INC.

Condensed Consolidated Statements of (Loss) Earnings and Comprehensive (Loss) Earnings

(In millions, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenues	$275.0	$291.8	$840.2	$881.8
Expenses:
Operating expenses	168.9	158.8	475.5	468.5
Depreciation and amortization	44.1	49.6	134.8	147.4
Transition and integration costs	125.7	3.8	142.2	19.5
Total expenses	338.7	212.2	752.5	635.4
Operating (loss) income	(63.7)	79.6	87.7	246.4
Other income and expense:
Interest expense, net	(27.0)	(26.8)	(90.9)	(70.7)
Other (expense) income, net	(29.4)	(5.4)	158.6	(9.0)
Total other (expense) income, net	(56.4)	(32.2)	67.7	(79.7)
(Loss) earnings from continuing operations before income taxes and equity in earnings (losses) of unconsolidated affiliates	(120.1)	47.4	155.4	166.7
Income tax (benefit) expense	(11.2)	9.0	55.9	21.6
(Loss) earnings from continuing operations before equity in earnings (losses) of unconsolidated affiliates	(108.9)	38.4	99.5	145.1
Equity in earnings (losses) of unconsolidated affiliates, net of tax	—	0.3	(1.9)	303.3
Net (loss) earnings from continuing operations	(108.9)	38.7	97.6	448.4
Net loss from discontinued operations	(1,228.0)	(8.7)	(1,237.4)	(13.5)
Net (loss) earnings	$(1,336.9)	$30.0	$(1,139.8)	$434.9
Other comprehensive (loss) earnings:
Unrealized holding gains (losses), net of tax(1)	—	1.4	(0.1)	8.0
Reclassification adjustments for losses (gains) included in net earnings, net of tax(2)	—	0.4	(1.5)	5.6
Total unrealized gains (loss) on interest rate swaps, net of tax	—	1.8	(1.6)	13.6
Foreign currency translation adjustment, net of tax(3)	(0.1)	(0.4)	(0.1)	(1.0)
Unrealized (losses) gains on investments in unconsolidated affiliates, net of tax(4)	—	(1.9)	5.8	(1.1)
Other comprehensive (loss) earnings	(0.1)	(0.5)	4.1	11.5
Comprehensive (loss) earnings	(109.0)	38.2	101.7	459.9
Net loss from discontinued operations	(1,228.0)	(8.7)	(1,237.4)	(13.5)
Comprehensive (loss) earnings	$(1,337.0)	$29.5	$(1,135.7)	$446.4
Net earnings (loss) per share:
Basic:
Continuing operations		$0.25		$2.90
Discontinued operations		(0.06)		(0.08)
		$0.19		$2.82
Diluted:
Continuing operations		$0.25		$2.88
Discontinued operations		(0.06)		(0.08)
		$0.19		$2.80
Weighted average shares of common stock outstanding (see Note 5):
Basic		154.5		154.4
Diluted		155.4		155.5
(1)	Net of income tax benefit of less than $0.1 million for the nine months ended September 30, 2023 and income tax expense of $0.4 million and $2.7 million for the three and nine months ended September 30, 2022, respectively.
(2)	Amounts reclassified to net earnings relate to losses (gains) on interest rate swaps and are included in Interest expense, net above. Amounts are net of income tax expense of $0.5 million for the nine months ended September 30, 2023 and income tax benefit of $0.1 million and $1.9 million for the three and nine months ended September 30, 2022, respectively.
(3)	Net of income tax benefit of less than $0.1 million for the three and nine months ended September 30, 2023 and $0.1 million and $0.3 million for the three and nine months ended September 30, 2022, respectively.
(4)	Net of income tax expense of $2.0 million for the nine months ended September 30, 2023 and income tax benefit of $0.6 million and $0.4 million for the three and nine months ended September 30, 2022, respectively.

See Notes to Condensed Consolidated Financial Statements (Unaudited).

BLACK KNIGHT, INC.

Condensed Consolidated Statements of Equity

(In millions)

(Unaudited)

	Three months ended September 30, 2023
						Accumulated
			Additional	Contribution		other			Total	Redeemable
	Common stock		paid-in	From	Retained	comprehensive	Treasury stock		shareholders’	noncontrolling
	Shares	$	capital	Parent	earnings	loss	Shares	$	equity	interests
Balance, June 30, 2023	160.0	$—	$1,363.7	$—	$1,609.4	$(2.1)	3.3	$(187.5)	$2,783.5	$43.4
Fair value adjustment to redeemable noncontrolling interests in Optimal Blue Holdco, LLC	—	—	(1.6)	—	—	—	—	—	(1.6)	1.6
Redemption of OB PIUs (Note 1 and Note 12)	—	—	—	—	—	—	—	—	—	(22.8)
Reclassification of OB PIUs (Note 1 and Note 12)	—	—	—	—	—	—	—	—	—	(22.2)
Grant of restricted shares of common stock	—	—	(0.2)	—	—	—	—	0.2	—	—
Forfeitures of restricted shares of common stock	—	—	(0.4)	—	—	—	—	0.4	—	—
Tax withholding payments for restricted share vesting	—	—	(12.5)	—	—	—	—	—	(12.5)	—
Vesting of restricted shares granted from treasury stock	—	—	0.2	—	—	—	—	(0.2)	—	—
Equity-based compensation expense	—	—	46.8	—	—	—	—	—	46.8	—
Net loss	—	—	—	—	(1,336.9)	—	—	—	(1,336.9)	—
Foreign currency translation adjustment	—	—	—	—	—	(0.1)	—	—	(0.1)	—
Effect of the ICE Transaction and Divestiture Transactions	(160.0)	—	(187.4)	—	—	2.2	(3.3)	187.4	2.2	—
Contribution from Parent	—	—	—	1,544.7	—	—	—	—	1,544.7	—
Other	—	—	0.3	—	—	—	—	(0.3)	—	—
Balance, September 30, 2023	—	$—	$1,208.9	$1,544.7	$272.5	$—	—	$—	$3,026.1	$—

	Three months ended September 30, 2022
					Accumulated
			Additional		other			Total	Redeemable
	Common stock		paid-in	Retained	comprehensive	Treasury stock		shareholders’	noncontrolling
	Shares	$	capital	earnings	loss	Shares	$	equity	interests
Balance, June 30, 2022	160.0	$—	$1,367.8	$1,368.2	$(5.5)	4.0	$(230.4)	$2,500.1	$47.4
Fair value adjustment to redeemable noncontrolling interests in Optimal Blue Holdco, LLC	—	—	4.6	—	—	—	—	4.6	(4.6)
Grant of restricted shares of common stock	—	—	(1.0)	—	—	—	1.0	—	—
Forfeitures of restricted shares of common stock	—	—	0.8	—	—	—	(0.8)	—	—
Tax withholding payments for restricted share vesting	—	—	(0.2)	—	—	—	—	(0.2)	—
Vesting of restricted shares granted from treasury stock	—	—	0.1	—	—	—	(0.1)	—	—
Equity-based compensation expense	—	—	13.6	—	—	—	—	13.6	—
Net earnings	—	—	—	30.0	—	—	—	30.0	—
Equity-based compensation expense of unconsolidated affiliates	—	—	—	0.6	—	—	—	0.6	—
Foreign currency translation adjustment	—	—	—	—	(0.4)	—	—	(0.4)	—
Unrealized gains on interest rate swaps, net	—	—	—	—	1.8	—	—	1.8	—
Other comprehensive losses on investments in unconsolidated affiliates	—	—	—	—	(1.9)	—	—	(1.9)	—
Other	—	—	0.9	—	—	—	—	0.9	—
Balance, September 30, 2022	160.0	$—	$1,386.6	$1,398.8	$(6.0)	4.0	$(230.3)	$2,549.1	$42.8

See Notes to Condensed Consolidated Financial Statements (Unaudited).

BLACK KNIGHT, INC.

Condensed Consolidated Statements of Equity

(In millions)

(Unaudited)

	Nine months ended September 30, 2023
						Accumulated
			Additional	Contribution		other			Total	Redeemable
	Common stock		paid-in	From	Retained	comprehensive	Treasury stock		shareholders’	noncontrolling
	Shares	$	capital	Parent	earnings	loss	Shares	$	equity	interests
Balance, December 31, 2022	160.0	$—	$1,398.2	$—	$1,417.1	$(6.3)	4.1	$(235.7)	$2,573.3	$47.6
Fair value adjustment to redeemable noncontrolling interests in Optimal Blue Holdco, LLC	—	—	2.6	—	—	—	—	—	2.6	(2.6)
Redemption of OB PIUs (Note 1 and Note 12)	—	—	—	—	—	—	—	—	—	(22.8)
Reclassification of OB PIUs (Note 1 and Note 12)	—	—	—	—	—	—	—	—	—	(22.2)
Grant of restricted shares of common stock	—	—	(58.8)	—	—	—	(1.0)	58.8	—	—
Forfeitures of restricted shares of common stock	—	—	2.2	—	—	—	0.1	(2.2)	—	—
Tax withholding payments for restricted share vesting	—	—	(20.9)	—	—	—	—	—	(20.9)	—
Vesting of restricted shares granted from treasury stock	—	—	8.0	—	—	—	0.1	(8.0)	—	—
Equity-based compensation expense	—	—	64.7	—	—	—	—	—	64.7	—
Net loss	—	—	—	—	(1,139.8)	—	—	—	(1,139.8)	—
Equity-based compensation expense of unconsolidated affiliates	—	—	—	—	(4.8)	—	—	—	(4.8)	—
Foreign currency translation adjustment	—	—	—	—	—	(0.1)	—	—	(0.1)	—
Unrealized loss on interest rate swaps, net	—	—	—	—	—	(1.6)	—	—	(1.6)	—
Other comprehensive gains on investments in unconsolidated affiliates	—	—	—	—	—	5.8	—	—	5.8	—
Effect of the ICE Transaction and Divestiture Transactions	(160.0)	—	(187.4)	—	—	2.2	(3.3)	187.4	2.2	—
Contribution from Parent	—	—	—	1,544.7	—	—	—	—	1,544.7	—
Other	—	—	0.3	—	—	—	—	(0.3)	—	—
Balance, September 30, 2023	—	$—	$1,208.9	$1,544.7	$272.5	$—	—	$—	$3,026.1	$—

See Notes to Condensed Consolidated Financial Statements (Unaudited).

BLACK KNIGHT, INC.

Condensed Consolidated Statements of Equity

(In millions)

(Unaudited)

	Nine months ended September 30, 2022
					Accumulated
			Additional		other			Total	Redeemable
	Common stock		paid-in	Retained	comprehensive	Treasury stock		shareholders’	noncontrolling
	Shares	$	capital	earnings	loss	Shares	$	equity	interests
Balance, December 31, 2021	160.0	$—	$1,410.9	$968.2	$(17.5)	4.7	$(271.2)	$2,090.4	$1,188.8
Fair value adjustment to redeemable noncontrolling interests in Optimal Blue Holdco, LLC	—	—	(12.5)	—	—	—	—	(12.5)	12.5
Acquisition of remaining redeemable noncontrolling interests in Optimal Blue Holdco, LLC	—	—	—	—	—	—	—	—	(1,156.0)
Grant of restricted shares of common stock	—	—	(51.8)	—	—	(0.9)	51.8	—	—
Forfeitures of restricted shares of common stock	—	—	2.0	—	—	—	(2.0)	—	—
Tax withholding payments for restricted share vesting	—	—	(11.2)	—	—	—	—	(11.2)	—
Vesting of restricted shares granted from treasury stock	—	—	8.9	—	—	0.2	(8.9)	—	—
Equity-based compensation expense	—	—	37.2	—	—	—	—	37.2	—
Net earnings (loss)	—	—	—	434.9	—	—	—	434.9	(2.5)
Equity-based compensation expense of unconsolidated affiliates	—	—	—	(4.3)	—	—	—	(4.3)	—
Foreign currency translation adjustment	—	—	—	—	(1.0)	—	—	(1.0)	—
Unrealized gains on interest rate swaps, net	—	—	—	—	13.6	—	—	13.6	—
Other comprehensive losses on investments in unconsolidated affiliates	—	—	—	—	(1.1)	—	—	(1.1)	—
Other	—	—	3.1	—	—	—	—	3.1	—
Balance, September 30, 2022	160.0	$—	$1,386.6	$1,398.8	$(6.0)	4.0	$(230.3)	$2,549.1	$42.8

See Notes to Condensed Consolidated Financial Statements (Unaudited).

BLACK KNIGHT, INC.

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Nine months ended September 30,
	2023	2022
Cash flows from operating activities:
Net (loss) earnings	$(1,139.8)	$434.9
Net loss from discontinued operations	(1,237.4)	(13.5)
Net earnings from continuing operations	97.6	448.4
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	134.8	147.4
Amortization of debt issuance costs and original issue discount	2.7	2.9
Write off of debt issuance costs and original issue discount	5.5	—
Gain related to the TitlePoint transaction	(145.4)	—
Net gain related to investments	(28.9)	—
Deferred income taxes, net	(17.8)	(152.5)
Equity in losses (earnings) of unconsolidated affiliates, net of tax	1.9	(303.3)
Equity-based compensation	28.0	29.7
Changes in assets and liabilities:
Trade receivables, including receivables from related parties	(8.4)	(6.2)
Prepaid expenses and other assets	60.9	—
Deferred contract costs	(23.7)	(20.3)
Deferred revenues	(26.7)	(17.0)
Trade accounts payable and other liabilities	(23.0)	(15.8)
Net cash provided by operating activities - continuing operations	57.5	113.3
Net cash (used in) provided by operating activities - discontinued operations	14.8	78.4
Net cash provided by operating activities	72.3	191.7
Cash flows from investing activities:
Additions to property and equipment	(9.6)	(21.2)
Additions to software	(40.2)	(40.4)
Proceeds from the TitlePoint transaction	224.2	—
Proceeds from sale of DNB common stock	97.2	—
Other investing activities	—	(4.0)
Net cash provided by (used in) investing activities - continuing operations	271.6	(65.6)
Net cash provided by (used in) investing activities - discontinued operations	217.3	(29.2)
Net cash provided by (used in) investing activities	488.9	(94.8)
Cash flows from financing activities:
Revolver borrowings	373.4	627.0
Revolver payments	(918.4)	(317.4)
Term loan payments	(1,121.3)	(21.6)
Payments made for redeemable noncontrolling interests	—	(433.5)
Redemption of OB PIUs	(22.8)	—
Tax withholding payments for restricted share vesting	(20.9)	(11.2)
Finance lease payments	—	(0.8)
Contribution from Parent	1,544.7	—
Note receivable with Parent	(403.1)	—
Other financing activities	(0.1)	(0.4)
Net cash used in financing activities	(568.5)	(157.9)
Net decrease in cash and cash equivalents	(7.3)	(61.0)
Cash and cash equivalents, beginning of period	11.8	76.5
Cash and cash equivalents, end of period	$4.5	$15.5
Supplemental cash flow information:
Interest paid, net	$(99.0)	$(76.8)
Income taxes paid, net	$(117.3)	$(162.8)

See Notes to Condensed Consolidated Financial Statements (Unaudited).

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)Basis of Presentation and Overview

The accompanying Condensed Consolidated Financial Statements (Unaudited) of Black Knight, Inc. (“BKI”) and its subsidiaries (“Black Knight,” the “Company,” “we,” “us” or “our”) were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), and all adjustments considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated.

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

This Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2022 filed with the Securities and Exchange Commission (“SEC”) on February 28, 2023 and March 24, 2023, respectively, and other filings with the SEC.

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

Principles of Consolidation

The accompanying Condensed Consolidated Financial Statements (Unaudited) include the accounts of BKI and its subsidiaries. Intercompany transactions and balances between BKI and its subsidiaries have been eliminated in consolidation.

ICE Transaction

On May 4, 2022, we entered into a definitive agreement (the “Original Merger Agreement”) to be acquired by Intercontinental Exchange, Inc. (“ICE”), a leading global provider of data, technology, and market infrastructure. On March 7, 2023, we entered into Amendment No. 1 to the Original Merger Agreement (the “Amendment” and the Original Merger Agreement, as amended by the Amendment, the “Merger Agreement” and the transactions contemplated thereunder, the “ICE Transaction”), which provided for, among other things, a reduction in the merger consideration, valuing Black Knight at $75.00 per share, or a market value of $11.7 billion, with consideration in the form of a mix of approximately $68.00 per share in cash and the remainder in stock, with an exchange ratio of 0.0682, based on ICE’s 10-day volume weighted average price as of March 3, 2023 of $102.62. As under the Original Merger Agreement, Black Knight shareholders could elect to receive either cash or stock, subject to proration, with the value of the cash election and the stock election equalized based on an average of ICE’s 10-day volume weighted average prices for the period ended three trading days prior to closing.

On September 5, 2023 the ICE Transaction was completed. Based on the closing 10-day average ICE volume weighted average price for the ten consecutive trading days ended on (and including) August 30, 2023, which was $115.355, the per share cash consideration was $75.867 and the per share stock consideration was 0.6577 shares of ICE common stock, resulting in an aggregate implied value of the merger consideration of approximately $11.8 billion, with cash comprising approximately 90% of the value of the aggregate transaction consideration and shares of ICE common stock comprising approximately 10% of the value of the aggregate transaction consideration. The aggregate cash component of the transaction consideration was $10.5 billion, and the value of the aggregate stock component of the transaction consideration was based on the market price of ICE common stock and the average of the volume weighted averages of the trading prices of ICE common stock on each of the ten consecutive trading days ending three trading days prior to the closing of the merger.

As of September 30, 2023, push down accounting has not been elected to be used in the BKI Condensed Consolidated Financial Statements (Unaudited). Since the ICE Transaction, BKI has functioned as part of ICE and the operations of BKI have been included in ICE’s consolidated financial statements. However, due to the relatively short period since the ICE Transaction, BKI largely continues to

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

operate as a standalone operation and has not yet been fully integrated into ICE. Allocated expenses from ICE are included in the Condensed Consolidated Financial Statements (Unaudited).

Management believes the assumptions underlying the Condensed Consolidated Financial Statements (Unaudited) and the above allocations are reasonable. However, the Condensed Consolidated Financial Statements (Unaudited) included herein may not necessarily reflect results of operations, financial position and cash flows as if BKI had operated as a standalone company during all periods presented. Accordingly, historical results of BKI should not be relied upon as an indicator of the future performance of BKI.

Discontinued Operations

In connection with entering into the Amendment, on March 7, 2023, we entered into an Equity Purchase Agreement (the “Empower Divestiture Agreement”) with Constellation Web Solutions Inc., a subsidiary of Constellation Software Inc. (“Constellation”) and, solely for the purposes set forth in the Empower Divestiture Agreement, ICE, pursuant to which, after the closing of the ICE Transaction, Constellation would purchase our Empower® LOS business, including its ExchangeSM, LendingSpace and AIVA solutions (the “Empower Divestiture Transaction”).

On July 14, 2023, we entered into an Equity Purchase Agreement (the “OB Divestiture Agreement”) with Project Badger Holdco Inc., a Delaware corporation and subsidiary of Constellation, and, solely for the purposes set forth in the OB Divestiture Agreement, ICE, pursuant to which, after the closing of the ICE Transaction, Constellation would purchase our Optimal Blue business (the “OB Divestiture Transaction”).

On September 14, 2023 the Empower Divestiture Transaction and OB Divestiture Transaction (collectively, the “Divestiture Transactions”) were completed. The cash proceeds from the Divestiture Transactions were $241 million. The structure of the OB Divestiture Transaction also included a promissory note with a face value of $500 million (the “Note Receivable”) issued by the purchaser to Black Knight, as a subsidiary of ICE, at the closing of the transaction. The Note Receivable has a 40-year term with a maturity date of September 5, 2063, and a coupon interest rate of 7.0% per year. Pursuant to the Agreement Containing Consent Orders entered into between the Federal Trade Commission (“FTC”) and ICE and Black Knight, all rights, title and interest in the Note Receivable were transferred to a trustee appointed by the FTC for the purpose of selling the promissory note within six months of the OB Divestiture Transaction. Proceeds of the promissory note sale, net of trustee expenses, will be paid to ICE and Black Knight once the sale is final and approved by the FTC. We have elected the fair value option for the right to receive the net proceeds of the sale of the Note Receivable, which was $235 million based on Level 3 inputs. Refer to Note 8 – Fair Value Measurements for additional information.

On September 14, 2023, we also entered into a transition and separation services agreement related to the Divestiture Transactions in light of the existing operational interdependencies between the parties to the divestiture agreements for a transitional period. The divested businesses were included within our Software Solutions reporting segment.

The Divestiture Transactions represent a strategic shift and are considered discontinued operations. As such, the effect of this determination in the current period has been retroactively applied to all periods presented. Refer to Note 3 – Discontinued Operations for additional information.

Redeemable Noncontrolling Interests

Prior to February 15, 2022, we owned 60% of Optimal Blue Holdco, LLC (“Optimal Blue Holdco”). Redeemable noncontrolling interests primarily represented the collective 40% equity interest in Optimal Blue Holdco owned by Cannae Holdings, LLC (“Cannae”) and affiliates of Thomas H. Lee Partners, L.P. (“THL”).

On February 15, 2022, we entered into a purchase agreement with Cannae and THL and acquired all of their issued and outstanding Class A units of Optimal Blue Holdco through Optimal Blue I, LLC (“Optimal Blue I”), a Delaware limited liability company and our wholly-owned subsidiary, in exchange for an aggregate consideration of 36.4 million shares of Dun & Bradstreet Holdings, Inc. (“DNB”) common stock valued at $722.5 million and $433.5 million in cash. The cash portion of the consideration is included as a financing cash outflow on the Condensed Consolidated Statements of Cash Flows (Unaudited) and was funded with borrowings under our revolving credit facility. The aggregate consideration of $1.156 billion and the number of shares of DNB common stock paid to Cannae and THL was based on the 20-day volume-weighted average trading price of DNB for the period ended on February 14, 2022.

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

As of December 31, 2022, redeemable noncontrolling interests were $47.6 million, related to the Optimal Blue Holdco profits interests units (“OB PIUs”).  Refer to Note 12 – Equity for additional information.

Reporting Segments

We conduct our operations through two reporting segments: (1) Software Solutions and (2) Data and Analytics. Refer to Note 13 — Segment Information for additional information.

TitlePoint Transaction

On November 18, 2022, we entered into a definitive agreement to sell our TitlePoint line of business (“TitlePoint”) within our Data and Analytics reporting segment to an affiliate of Fidelity National Financial, Inc. (“FNF”) for $225 million in cash, subject to a customary working capital adjustment. In connection with the contribution of Property Insight, LLC, which included TitlePoint, by affiliates of FNF to an affiliate of Black Knight in 2014, FNF had the right to repurchase TitlePoint in the event of a change in control of Black Knight. In connection with the proposed ICE Transaction, FNF notified us of its desire to repurchase TitlePoint. The TitlePoint transaction closed on January 1, 2023 and we recognized a gain before tax of $145.4 million in Other (expense) income, net in our Condensed Consolidated Statements of (Loss) Earnings and Comprehensive (Loss) Earnings (Unaudited).

(2)Condensed Consolidated Financial Statement Details

Cash and Cash Equivalents

Cash and cash equivalents are unrestricted and consist of the following (in millions):

	September 30, 2023	December 31, 2022
Cash	$4.4	$3.9
Cash equivalents	0.1	7.9
Cash and cash equivalents	$4.5	$11.8

Trade Receivables, Net

A summary of Trade receivables, net of allowance for credit losses consist of the following (in millions):

	September 30, 2023	December 31, 2022
Trade receivables — billed	$127.8	$124.2
Trade receivables — unbilled	36.1	29.4
Trade receivables	163.9	153.6
Allowance for credit losses	(5.2)	(3.3)
Trade receivables, net	$158.7	$150.3

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in millions):

	September 30, 2023	December 31, 2022
Prepaid expenses	$37.2	$80.8
Contract assets, net	19.3	14.7
Income tax receivables	159.1	12.5
Other current assets	17.3	9.4
Prepaid expenses and other current assets	$232.9	$117.4

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Other Non-Current Assets

Other non-current assets consist of the following (in millions):

	September 30, 2023	December 31, 2022
Property records database	$60.5	$60.5
Deferred compensation plan related assets	26.5	23.4
Contract credits	23.0	23.2
Right-of-use assets	15.4	18.9
Investments	10.4	10.4
Contract assets, net	8.3	8.6
Prepaid expenses	1.9	4.3
Other	1.2	0.8
Other non-current assets	$147.2	$150.1

Trade Accounts Payable and Other Accrued Liabilities

Trade accounts payable and other accrued liabilities consist of the following (in millions):

	September 30, 2023	December 31, 2022
Trade accounts payable	$7.4	$7.8
Lease liabilities, current	5.8	6.2
Other taxes payable and accrued	5.6	5.0
Accrued interest	3.0	12.6
Accrued client liabilities	2.7	2.6
Due to Parent	2.2	—
Other	22.2	21.2
Trade accounts payable and accrued liabilities	$48.9	$55.4

Deferred Revenues

Revenues recognized related to the amount included in the Deferred revenues balance at the beginning of each year were $12.5 million and $13.4 million during the three months ended September 30, 2023 and 2022, respectively, and $48.9 million and $48.5 million during the nine months ended September 30, 2023 and 2022, respectively.

Depreciation and Amortization

Depreciation and amortization consist of the following (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Software	$24.5	$24.3	$72.8	$72.4
Other intangible assets	6.9	9.9	21.4	30.4
Property and equipment	6.7	9.3	21.5	28.4
Deferred contract costs	6.0	6.1	19.1	16.2
Total	$44.1	$49.6	$134.8	$147.4

In January 2023, we completed an assessment of the useful lives of certain software solutions. Due to investments in the software and changes in technology, we increased the estimated useful lives of certain origination and specialty servicing software solutions from 5 years to 7 years. This change in accounting estimate was effective January 1, 2023 and was applied prospectively. The change in estimate was not

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

material to our continuing operations. The effect of the change in estimate related to the origination solutions included in the Divestiture Transactions is included in discontinued operations.

Other Non-Current Liabilities

Other non-current liabilities consist of the following (in millions):

	September 30, 2023	December 31, 2022
Lease liabilities, non-current	$9.7	$13.7
Deferred compensation plan	22.9	21.4
Other	10.7	9.1
Other non-current liabilities	$43.3	$44.2

(3)Discontinued Operations

On September 14, 2023 the Divestiture Transactions were completed. Refer to Note 1 – Basis of Presentation and Overview for additional information.

The following table presents information related to the assets and liabilities that were classified as held for sale relating to discontinued operations in our Condensed Consolidated Balance Sheets (Unaudited) (in millions):

December 31, 2022
Trade receivables, net	$43.2
Software, net	140.3
Other intangible assets, net	382.6
Goodwill	1,315.7
Deferred contract costs, net	69.5
Other assets	124.8
Total assets held for sale - discontinued operations	$2,076.1

Accrued compensation and benefits	19.0
Deferred income taxes	76.9
Other liabilities	22.4
Total liabilities held for sale - discontinued operations	$118.3

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following table presents information related to the revenue and expenses of the discontinued operations that were classified as Net loss from discontinued operations in our Condensed Consolidated Statements of (Loss) Earnings and Comprehensive (Loss) Earnings (Unaudited) (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenues	$67.4	$94.9	$252.6	$286.6
Operating expenses	(97.0)	(62.4)	(217.9)	(177.5)
Depreciation and amortization	(29.6)	(43.9)	(103.5)	(130.1)
Other income, net	0.1	0.2	0.3	0.4
Net loss from discontinued operations before loss on sale of discontinued operations and income taxes	(59.1)	(11.2)	(68.5)	(20.6)
Net loss on sale of discontinued operations	(1,502.3)	—	(1,502.3)	—
Net loss from discontinued operations before income taxes	(1,561.4)	(11.2)	(1,570.8)	(20.6)
Income tax benefit	333.4	2.5	333.4	4.6
Net loss from discontinued operations	(1,228.0)	(8.7)	(1,237.4)	(16.0)
Net loss attributable to redeemable noncontrolling interests	—	—	—	2.5
Net loss from discontinued operations	$(1,228.0)	$(8.7)	$(1,237.4)	$(13.5)

(4)Investments

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

As of June 30, 2023, we no longer had significant influence over DNB and we accounted for our DNB investment at fair value in accordance with Accounting Standards Codification (“ASC”) Topic 321: Investments – Equity Securities (“ASC 321”).

On September 14, 2023, we sold 9.5 million shares of our DNB investment for cash proceeds of $97.2 million. As of September 30, 2023, we owned 9.0 million shares in DNB stock for an ownership interest of approximately 2% of DNB’s common stock. The fair value of our investment in DNB was $89.6 million based on DNB’s closing share price of $9.99 on September 30, 2023 and is included in Investments in our Condensed Consolidated Balance Sheets (Unaudited). We recorded a net loss on our DNB investment of $26.9 million and a net gain on our DNB investment of $28.9 million for the three and nine months ended September 30, 2023, respectively, in Other (expense) income, net in our Condensed Consolidated Statements of (Loss) Earnings and Comprehensive (Loss) Earnings (Unaudited).

During the three and nine months ended September 30, 2023, we received quarterly cash dividends of $0.9 million and $2.8 million, respectively, related to our ownership in DNB common stock. The cash dividends received prior to June 30, 2023 reduced the carrying value of our DNB investment since it was received before we transitioned to accounting for our investment under ASC 321. The cash dividends received after June 30, 2023 are recorded in Other (expense) income, net in our Condensed Consolidated Statements of (Loss) Earnings and Comprehensive (Loss) Earnings (Unaudited). On October 26, 2023, DNB declared a cash dividend of $0.05 per share payable on December 21, 2023 to DNB’s shareholders of record as of December 7, 2023.

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Equity in earnings (losses) of unconsolidated affiliates, net of tax for when we accounted for our DNB investment under the equity method consisted of the following (in millions):

	Three months
	ended
	September 30,	Nine months ended September 30,
	2022	2023	2022
Equity in earnings (losses) of unconsolidated affiliates, net of tax	$0.3	$(1.9)	$(2.1)
Gain related to DNB investment, net of tax	—	—	305.4
Equity in earnings (losses) of unconsolidated affiliates, net of tax	$0.3	$(1.9)	$303.3

(5)Earnings Per Share

As a result of the ICE Transaction, we have no outstanding shares of common stock as of September 30, 2023. Refer to the Note 1 – Basis of Presentation and Overview for additional information. For the three and nine months ended September 30, 2022, diluted net earnings per share includes the effect of unvested restricted stock awards, restricted stock unit awards (“RSUs”) and OB PIUs. The following table sets forth the computation of basic and diluted net earnings per share (in millions, except per share amounts):

	Three months	Nine months
	ended	ended
	September 30,	September 30,
	2022	2022
Basic:
Net earnings from continuing operations	$38.7	$448.4
Net loss from discontinued operations	(8.7)	(13.5)
Net earnings	$30.0	$434.9
Shares used for basic net earnings per share:
Weighted average shares of common stock outstanding	154.5	154.4
Basic net earnings per share from continuing operations	$0.25	$2.90
Basic net loss from discontinued operations	(0.06)	(0.08)
Basic net earnings per share	$0.19	$2.82

Diluted:
Net earnings from continuing operations	$38.7	$448.4
Net loss from discontinued operations	(8.7)	(13.5)
Net earnings	$30.0	$434.9
Shares used for diluted net earnings per share:
Weighted average shares of common stock outstanding	154.5	154.4
Dilutive effect of unvested restricted shares of common stock and OB PIUs	0.9	1.1
Weighted average shares of common stock, diluted	155.4	155.5
Diluted net earnings per share from continuing operations	$0.25	$2.88
Diluted net loss from discontinued operations	(0.06)	(0.08)
Diluted net earnings per share	$0.19	$2.80

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

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

ICE

ICE is considered a related party for the period subsequent to the ICE Transaction. On September 12, 2023 we entered into an Intercompany Master Promissory Note with ICE. The intercompany note is a revolving commitment up to $5 billion. There are no mandatory repayments and principal and interest are due upon maturity on September 29, 2028. The interest rate is based on the 3-month ICE Term Secured Overnight Financing Rate in effect on the first business day of each fiscal quarter and was 5.27% as of September 30, 2023. As of September 30, 2023, the outstanding principal balance and interest receivable were $402.2 million and $0.9 million, respectively, and are included in Note receivable with Parent in our Condensed Consolidated Balance Sheets (Unaudited).

As of September 30, 2023, we also have a due to ICE balance of $2.2 million included in Trade accounts payable and other accrued liabilities in our Condensed Consolidated Balance Sheets (Unaudited).

DNB

Prior to June 30, 2023, DNB was considered to be a related party primarily due to the combination of accounting for our investment in DNB as an equity method investment and our former Executive Chairman, who is also the Chief Executive Officer of DNB. As of June 30, 2023, we no longer have significant influence over DNB and we account for our DNB investment at fair value in accordance with ASC 321. Refer to Note 4 — Investments for additional information. As of June 30, 2023, DNB was no longer considered to be a related party. Below is a summary of related party agreements and transactions with DNB prior to June 30, 2023.

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

The following is a summary of amounts related to agreements with DNB included in our Condensed Consolidated Statements of (Loss) Earnings and Comprehensive (Loss) Earnings (Unaudited) (in millions):

	Three months
	ended
	September 30,	Nine months ended September 30,
	2022	2023		2022
Revenues	$1.7	$3.5	(1)	$5.7
Operating expenses	1.2	2.4	(1)	3.5
(1)	As of June 30, 2023, DNB was no longer considered to be a related party. As such, the table above only includes amounts prior to June 30, 2023.

Prior to June 30, 2023, we received cash dividends of $1.8 million from DNB. Refer to Note 4 – Investments for additional information.

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

(7)Long-Term Debt

Long-term debt consists of the following (in millions):

	September 30, 2023	December 31, 2022
Term A Loan	$—	$1,121.2
Revolving Credit Facility	—	545.0
Senior Notes	1,000.0	1,000.0
Other	—	5.0
Total long-term debt principal	1,000.0	2,671.2
Less: current portion of long-term debt	—	(33.6)
Long-term debt before debt issuance costs and discount	1,000.0	2,637.6
Less: debt issuance costs and discount	(7.7)	(15.9)
Long-term debt, net of current portion	$992.3	$2,621.7

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

On June 21, 2023, BKIS entered into Amendment No. 1 to the Credit Agreement to make conforming changes related to the transition to the Secured Overnight Financing Rate (“SOFR”) due to the cessation of London Inter-Bank Offered Rate (LIBOR). The interest rate for the Facilities was based on the sum of the 1-month Term SOFR, a spread adjustment of 0.11448% and a margin of 150 basis points.

On September 5, 2023, the Facilities were paid in full as part of the ICE Transaction and there is no remaining principal balance for the Term A Loan and no outstanding loans under the Revolving Credit Facility as of September 30, 2023. We recorded a loss on extinguishment of debt of $5.5 million in Other (expense) income, net in our Condensed Consolidated Statements of (Loss) Earnings and (Loss) Comprehensive Earnings (Unaudited). Refer to Note 1 – Basis of Presentation and Overview for additional information about the ICE Transaction.

Senior Notes

On August 26, 2020, BKIS completed the issuance and sale of $1.0 billion aggregate principal amount of 3.625% senior unsecured notes due 2028 (the "Senior Notes"). The Senior Notes have a coupon rate of 3.625% and mature on September 1, 2028. Interest is paid semi-annually in arrears on September 1 and March 1 of each year. The obligations under the Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis by the same guarantors that guarantee the Credit Agreement (collectively, the “Guarantors”). The Senior Notes are effectively subordinated to any obligations that are secured to the extent of the value of the assets securing those obligations. The Senior Notes are structurally subordinated to all liabilities of BKIS’ subsidiaries that do not guarantee the Senior Notes.

Fair Value of Long-Term Debt

The fair value of our Senior Notes is based upon established market prices for the securities using Level 2 inputs. The fair value of our Senior Notes as of September 30, 2023 was $902.1 million compared to its carrying value of $992.3 million, net of original issue discount and debt issuance costs.

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Interest Rate Swaps

We entered into interest rate swap agreements to hedge forecasted monthly interest rate payments on our floating rate debt. As of September 30, 2023, we had no outstanding interest rate swap agreements (collectively, the "Swap Agreements").

During the nine months ended September 30, 2023, the following interest rate swap agreements expired (in millions):

Effective dates	Notional amount	Fixed rate
January 31, 2019 through January 31, 2023	$300.0	2.65%
April 30, 2018 through April 30, 2023	$250.0	2.61%

The estimated fair values of our Swap Agreements were as follows (in millions):

December 31, 2022
Other current assets	$2.2

A cumulative gain of $2.2 million ($1.6 million net of tax) is reflected in Accumulated other comprehensive loss on our Condensed Consolidated Balance Sheets (Unaudited) as of December 31, 2022. Below is a summary of the effect of derivative instruments on amounts recognized in Other comprehensive (losses) earnings ("OCE") on the Condensed Consolidated Statements of (Loss) Earnings and Comprehensive (Loss) Earnings (Unaudited) (in millions):

	Three months ended September 30,
	2022
		Amount of loss reclassified
	Amount of gain	from Accumulated OCE
	recognized in OCE	into Net earnings
Swap agreements	$1.4	$0.4

	Nine months ended September 30,
	2023		2022

		Amount of gain reclassified		Amount of loss reclassified
	Amount of loss	from Accumulated OCE	Amount of gain	from Accumulated OCE
	recognized in OCE	into Net loss	recognized in OCE	into Net earnings
Swap agreements	$(0.1)	$(1.5)	$8.0	$5.6

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

The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in millions):

	September 30, 2023				December 31, 2022
	Carrying	Fair value			Carrying	Fair value
	amount	Level 1	Level 2	Level 3	amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents (Note 2)	$4.5	$4.5	$—	$—	$11.8	$11.8	$—	$—
Interest rate swaps (Note 7)	—	—	—	—	2.2	—	2.2	—
Note receivable (Note 1)	235.0	—	—	235.0	—	—	—	—
Investment in DNB (Note 4)	89.6	89.6	—	—	—	—	—	—

Liabilities and redeemable noncontrolling interests:
OB PIUs (Note 1 and Note 12)	22.2	—	—	22.2	47.6	—	—	47.6
Contingent consideration	0.1	—	—	0.1	0.7	—	—	0.7

As of September 30, 2023, our investment in DNB is recorded at fair value based on DNB’s closing share price on September 30, 2023. Refer to Note 4 – Investments for additional information.

The note receivable from Constellation is measured using Level 3 inputs. The valuation technique used was a discounted cash flow model using key unobservable assumptions including an estimated prepayment rate of 2% and a discount rate of 13.9%. There were no material fair value changes to the Note Receivable from the date of the OB Divestiture Transaction to September 30, 2023.

The fair value of the OB PIUs and contingent consideration liabilities were primarily determined based on significant estimates and assumptions, including Level 3 inputs. The estimates and assumptions include the projected timing and amount of future cash flows and discount rates reflecting the rate inherent in the future cash flows. Refer to Note 1 — Basis of Presentation and Overview for additional information.

The following table presents a summary of the change in fair value of our Level 3 fair value measurements (in millions):

Beginning balance, December 31, 2022	$48.3
Contingent consideration adjustments	(0.6)
Redemption of OB PIUs (Note 12)	(22.8)
Fair value adjustment to OB PIUs	(2.6)
Note receivable (Note 1)	235.0
Ending balance, September 30, 2023	$257.3

(9)Income Taxes

Our effective tax rate was 9.3% and 36.0% for the three and nine months ended September 30, 2023, respectively. Our effective tax rate for the nine months ended September 30, 2023 differs from our statutory rate primarily due to the effect of transaction expenses and related non-deductible costs representative of 10.9% of total expense. This is partially offset by research and experimentation tax credits representative of a 3.5% benefit.

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Our effective tax rate was 19.0% and 13.0% for the three and nine months ended September 30, 2022, respectively. Our effective tax rate for the three months ended September 30, 2022 differs from our statutory rate primarily due to the effect of research and experimentation tax credits. Our effective tax rate for the nine months ended September 30, 2022 includes the effect of a $14.1 million discrete income tax benefit related to the establishment of a deferred tax asset as a result of our reorganization of certain wholly-owned subsidiaries within the Optimal Blue partnership investment structure.

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

The final arbitration hearing on both Black Knight’s trade secret case and PennyMac’s antitrust case has concluded, and we currently expect the arbitrator’s final decision to be issued by November 30, 2023. As these cases continue to evolve, it is not possible to reasonably estimate the probability that we will ultimately prevail on our lawsuit or be held liable for the violations alleged in the PennyMac Complaint, nor is it possible to reasonably estimate the ultimate gain or loss, if any, or range of gain or loss that could result from these cases.

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

To remedy any hypothetical competitive harm resulting from the proposed merger, on March 7, 2023, ICE and BKI agreed to sell BKI’s Empower® LOS and certain related services to a technology company Constellation Web Solutions, Inc., a subsidiary of Constellation Software, Inc. (“Constellation”), and on July 14, 2023, ICE and BKI agreed to sell BKI’s Optimal Blue business, including its PPE product, to a subsidiary of Constellation.

On April 10, 2023, the FTC filed a parallel complaint in federal court seeking injunctive relief, styled Federal Trade Commission v. Intercontinental Exchange, Inc. and Black Knight, Inc., pending in the United States District Court, Northern District of California, San Francisco Division.  The FTC sought a preliminary injunction to block ICE and BKI from completing the ICE Transaction during the pendency of the administrative proceeding on the merits.  On April 21, 2023, the District Court entered a temporary restraining order that prevented ICE and BKI from consummating the ICE Transaction until 11:59 p.m. on the second business day after the Court rules on the FTC’s motion for a preliminary injunction, or a date set by the Court, whichever is later. On April 25, 2023, BKI filed its response to the FTC’s complaint generally denying the allegations and asserting several defenses. BKI also asserted a counterclaim against the FTC seeking declaratory and injunctive relief alleging violations of BKI’s constitutional rights. On July 17, 2023 the U.S. District Court granted the parties’ joint motion to continue the hearing on the preliminary injunction, which had been scheduled to commence on July 24, 2023, until August 14, 2023 to allow the FTC time to evaluate BKI’s and ICE’s proposed remedy involving the divestiture of the Empower® LOS business and the Optimal Blue business. On July 25, 2023, the FTC withdrew the matter from adjudication within its administrative forum.

On August 7, 2023, the parties announced a joint stipulation to dismiss the federal court complaint and dissolve the temporary restraining order. ICE and Black Knight entered into an Agreement Containing Consent Orders with the FTC's Bureau of Competition on August 25, 2023, which fully and finally resolved the matter upon completion of the transaction effective as of September 5, 2023. Refer to Note 1 – Basis and Presentation and Overview for additional information.

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

(11)Revenues

Disaggregation of Revenues

The following tables summarize revenues from contracts with clients (in millions):

	Three months ended September 30, 2023
	Servicing	Origination	Software	Data and
	Software	Software	Solutions	Analytics	Total
Software solutions	$199.2	$13.1	$212.3	$8.6	$220.9
Professional services	16.9	0.3	17.2	0.9	18.1
Data solutions	—	—	—	33.3	33.3
Other	—	2.1	2.1	0.6	2.7
Revenues	$216.1	$15.5	$231.6	$43.4	$275.0

	Three months ended September 30, 2022
	Servicing	Origination	Software	Data and
	Software	Software	Solutions	Analytics	Total
Software solutions	$199.9	$16.8	$216.7	$10.0	$226.7
Professional services	17.8	1.0	18.8	0.8	19.6
Data solutions	—	—	—	42.4	42.4
Other	—	2.3	2.3	0.8	3.1
Revenues	$217.7	$20.1	$237.8	$54.0	$291.8

	Nine months ended September 30, 2023
	Servicing	Origination	Software	Data and
	Software	Software	Solutions	Analytics	Total
Software solutions	$607.6	$40.3	$647.9	$27.0	$674.9
Professional services	51.1	1.0	52.1	2.5	54.6
Data solutions	—	—	—	100.6	100.6
Other	—	6.7	6.7	3.4	10.1
Revenues	$658.7	$48.0	$706.7	$133.5	$840.2

	Nine months ended September 30, 2022
	Servicing	Origination	Software	Data and
	Software	Software	Solutions	Analytics	Total
Software solutions	$607.2	$44.9	$652.1	$29.2	$681.3
Professional services	54.8	2.3	57.1	2.9	60.0
Data solutions	—	—	—	131.4	131.4
Other	—	7.0	7.0	2.1	9.1
Revenues	$662.0	$54.2	$716.2	$165.6	$881.8

Our Software Solutions segment offers leading software and hosting solutions that facilitate and automate many of the mission-critical business processes across the homeownership lifecycle. These solutions primarily consist of processing and workflow management software applications. Our servicing software solutions primarily include our core servicing software solution that automates loan servicing, including

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

loan setup and ongoing processing, customer service, accounting, reporting to the secondary mortgage market and investors and web-based workflow information systems. Our origination software solutions primarily include a customer relationship management and mortgage marketing solution, a digital fulfillment solution, a comprehensive suite of fee solutions and a digital document verification platform. Professional services consists of pre-implementation and post-implementation support and services. Professional services may also include dedicated teams provided as part of agreements with software and hosting solutions clients.

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

As of September 30, 2023, the aggregate amount of the transaction price that is allocated to our future performance obligations was approximately $1.9 billion and is expected to be recognized as follows: 7% by December 31, 2023, 55% by December 31, 2025, 84% by December 31, 2027 and the rest thereafter.

(12)Equity

Omnibus Incentive Plan

A summary of restricted shares granted in 2023 is as follows:

	Number of shares	Grant date fair	Vesting period
Dates	granted	value per share	(in years)	Vesting criteria
March 13, 2023	1,012,978	$55.71	3.0	Service
June 30, 2023	28,881	$59.73	1.0 - 3.0	Service

On June 30, 2023, the Compensation Committee of our Board of Directors approved the waiver of the performance condition applicable to the performance-based restricted stock awards granted in 2021 and 2022, requiring the Company to achieve Adjusted EBITDA equal to or greater than its 2022 fiscal year Adjusted EBITDA for the measurement period beginning January 1, 2023 through December 31, 2023 (the “2023 Performance Condition”). In addition, for our named executive officers only, the Compensation Committee also approved an amendment extending the time-based vesting period for one year for the restricted stock awards in which the performance condition was waived so that the applicable portion of the awards will vest on March 10, 2025 rather than on March 10, 2024. The award modification resulted in a reversal of $1.5 million of equity-based compensation expense previously recorded during the three months ended March 31, 2023. Equity-based compensation expense related to the modified awards is recognized ratably over the service periods of the modified awards based on the fair value of the awards on June 30, 2023, the date of modification. As a result of the closing of the ICE Transaction, the performance condition related to any unvested outstanding restricted shares were deemed satisfied.

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Activity related to restricted stock and RSUs in 2023 is as follows:

		Weighted average
		grant date
	Shares	fair value
Balance, December 31, 2022	1,310,518	$64.61
Granted	1,041,859	$55.82
Forfeited	(40,012)	$60.40
Vested	(545,442)	$66.53
Balance, September 5, 2023(1)	1,766,923	$58.93
(1)	Reflects the amount of BKI unvested restricted stock and RSUs outstanding immediately prior to the closing of the ICE Transaction.

As part of the ICE Transaction, the 1.8 million of unvested restricted BKI shares were converted to 1.2 million unvested ICE restricted shares based on the 10-day average ICE volume weighted average price per share of $115.355 and per share ratio of 0.6577. Refer to Note 1 – Basis of Presentation and Overview for additional information about the ICE transaction. As part of the Divestiture Transactions, 0.3 million unvested restricted ICE shares accelerated and vested. As of September 30, 2023, there were 0.8 million unvested restricted ICE shares outstanding.

Equity-based compensation expense included in continuing operations was $13.6 million and $9.4 million for the three months ended September 30, 2023 and 2022, respectively and $23.8 million and $25.3 million for the nine months ended September 30, 2023 and 2022, respectively. These expenses are included in Operating expenses in the Condensed Consolidated Statements of (Loss) Earnings and Comprehensive (Loss) Earnings (Unaudited).

Equity-based compensation expense included in discontinued operations was $30.6 million and $2.0 million for the three months ended September 30, 2023 and 2022, respectively and $34.1 million and $5.4 million for the nine months ended September 30, 2023 and 2022, respectively. Equity-based compensation included in discontinued operations includes accelerated recognition of $26.7 million for the three and nine months ended September 30, 2023. These expenses are included in Net loss from discontinued operations in the Condensed Consolidated Statements of (Loss) Earnings and Comprehensive (Loss) Earnings (Unaudited). Refer to Note 3 – Discontinued Operations for additional information.

As of September 30, 2023, total unrecognized compensation cost related to the converted unvested restricted ICE shares was $77.8 million and is expected to be recognized over a weighted average period of approximately 1.9 years.

Profits Interests Units

In accordance with terms of the third amended and restated limited liability company agreement of Optimal Blue Holdco, a change in control of Black Knight did not accelerate vesting of the OB PIUs, but triggered certain redemption rights that gave each holder of OB PIUs the right to elect that Optimal Blue Holdco redeem all of the holder’s vested and unvested profits interests for a redemption price determined based on an appraisal process.

As a result of the ICE Transaction, 2,999 OB PIUs exercised their redemption right and had their outstanding OB PIUs redeemed for cash at a total redemption value of $22.8 million. The redemption value was equal to the difference in the per unit fair value of the underlying member units and the hurdle amount.

As of September 30, 2023 there were 3,086 OB PIUs outstanding that vest on November 24, 2023. As of September 30, 2023 the fair value of the outstanding OB PIUs was $22.2 million and is included in Accrued compensation and benefits in our Condensed Consolidated Balance Sheets (Unaudited).

Equity-based compensation expense related to the OB PIUs included in continuing operations was $1.4 million and $1.5 million for the three months ended September 30, 2023 and 2022, respectively, and $4.2 million and $4.4 million for the nine months ended September 30, 2023 and 2022. Equity-based compensation expense related to the OB PIUs included in discontinued operations was $1.2 million and $0.7

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

million for the three months ended September 30, 2023 and 2022, respectively, and $2.6 million and $2.1 million for the nine months ended September 30, 2023 and 2022, respectively.

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

Separate discrete financial information is available for these two segments, and the operating results of each segment are regularly evaluated by the CODM in order to assess performance and allocate resources. We use EBITDA as the primary profitability measure for making decisions regarding ongoing operations. EBITDA is earnings before Interest expense, net, Other (expense) income, net, Income tax (benefit) expense and Depreciation and amortization. It also excludes Equity in earnings (losses) of unconsolidated affiliates. We do not allocate Interest expense, net, Other (expense) income, net, Income tax (benefit) expense, equity-based compensation and certain other items, such as purchase accounting adjustments and acquisition-related costs to the segments, since these items are not considered in evaluating the segments’ overall operating performance.

Segment asset information is not included below because we do not use it to evaluate performance or allocate resources. Summarized financial information concerning our segments is shown in the tables below (in millions):

	Three months ended September 30, 2023
	Software	Data and	Corporate and
	Solutions	Analytics	Other		Total
Revenues	$231.6	$43.4	$—		$275.0
Expenses:
Operating expenses	96.9	33.6	38.4	(1)	168.9
Transition and integration costs	—	—	125.7	(2)	125.7
EBITDA	134.7	9.8	(164.1)		(19.6)
Depreciation and amortization	21.8	4.0	18.3	(3)	44.1
Operating income (loss)	112.9	5.8	(182.4)		(63.7)
Interest expense, net					(27.0)
Other expense, net					(29.4)
Loss from continuing operations before income taxes					(120.1)
Income tax benefit					(11.2)
Net loss from continuing operations					(108.9)
Net loss from discontinued operations					(1,228.0)
Net loss					$(1,336.9)

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

	Three months ended September 30, 2022
	Software	Data and	Corporate and
	Solutions	Analytics	Other		Total
Revenues	$237.8	$54.0	$—		$291.8
Expenses:
Operating expenses	93.8	37.1	27.9	(1)	158.8
Transition and integration costs	—	—	3.8	(2)	3.8
EBITDA	144.0	16.9	(31.7)		129.2
Depreciation and amortization	21.7	3.9	24.0	(3)	49.6
Operating income (loss)	122.3	13.0	(55.7)		79.6
Interest expense, net					(26.8)
Other expense, net					(5.4)
Earnings from continuing operations before income taxes and equity in losses of unconsolidated affiliates					47.4
Income tax expense					9.0
Earnings from continuing operations before equity in losses of unconsolidated affiliates					38.4
Equity in earnings of unconsolidated affiliates, net of tax					0.3
Net earnings from continuing operations					38.7
Net loss from discontinued operations					(8.7)
Net earnings					$30.0

	Nine months ended September 30, 2023
	Software	Data and	Corporate and
	Solutions	Analytics	Other		Total
Revenues	$706.7	$133.5	$—		$840.2
Expenses:
Operating expenses	290.8	100.8	83.9	(1)	475.5
Transition and integration costs	—	—	142.2	(2)	142.2
EBITDA	415.9	32.7	(226.1)		222.5
Depreciation and amortization	67.2	11.9	55.7	(3)	134.8
Operating income (loss)	348.7	20.8	(281.8)		87.7
Interest expense, net					(90.9)
Other income, net					158.6
Earnings from continuing operations before income taxes and equity in losses of unconsolidated affiliates					155.4
Income tax expense					55.9
Earnings from continuing operations before equity in losses of unconsolidated affiliates					99.5
Equity in losses of unconsolidated affiliates, net of tax					(1.9)
Net earnings from continuing operations					97.6
Net loss from discontinued operations					(1,237.4)
Net loss					$(1,139.8)

BLACK KNIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

	Nine months ended September 30, 2022
	Software	Data and	Corporate and
	Solutions	Analytics	Other		Total
Revenues	$716.2	$165.6	$—		$881.8
Expenses:
Operating expenses	275.8	112.0	80.7	(1)	468.5
Transition and integration costs	—	—	19.5	(2)	19.5
EBITDA	440.4	53.6	(100.2)		393.8
Depreciation and amortization	63.4	11.7	72.3	(3)	147.4
Operating income (loss)	377.0	41.9	(172.5)		246.4
Interest expense, net					(70.7)
Other expense, net					(9.0)
Earnings from continuing operations before income taxes and equity in earnings of unconsolidated affiliates					166.7
Income tax expense					21.6
Earnings from continuing operations before equity in earnings of unconsolidated affiliates					145.1
Equity in earnings of unconsolidated affiliates, net of tax					303.3
Net earnings from continuing operations					448.4
Net loss from discontinued operations					(13.5)
Net earnings					$434.9
(1)	Operating expenses for Corporate and Other includes equity-based compensation, including certain related payroll taxes, of $15.1 million and $10.9 million for the three months ended September 30, 2023 and 2022, respectively and $28.5 million and $30.3 million for the nine months ended September 30, 2023 and 2022, respectively.
(2)	Transition and integration costs primarily consists of costs related to the ICE Transaction and costs associated with acquisitions.
(3)	Depreciation and amortization for Corporate and Other primarily represents net incremental depreciation and amortization adjustments associated with the application of purchase accounting recorded in accordance with GAAP.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding expectations, hopes, intentions or strategies regarding the future. Forward-looking statements are based on Black Knight, Inc. and its subsidiaries ("Black Knight," the "Company," "we," "us" or "our") management’s beliefs, as well as assumptions made by, and information currently available to, them. Because such statements are based on expectations as to future financial and operating results and are not statements of fact, actual results may differ materially from those projected. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. The risks and uncertainties that forward-looking statements are subject to include, but are not limited to:

●	business uncertainties and contractual restrictions while we integrate into ICE, which could adversely affect our business and operations;
●	the diversion of management’s attention and time from ongoing business operations and opportunities on integration-related matters;
●	changes to our relationships with our top clients, whom we rely on for a significant portion of our revenues and profit;
●	our ability to comply with or changes to the laws, rules and regulations that affect our and our clients’ businesses;
●	our ability to adapt our solutions to technological changes or evolving industry standards or to achieve our growth strategies;
●	increase in the availability of free or relatively inexpensive information;
●	our ability to protect our proprietary software and information rights;
●	our dependence on our ability to access data from external sources;
●	delays or difficulty in developing or implementing new, enhanced or existing software, data or hosting solutions;
●	changes in general economic, business, regulatory and political conditions, particularly as they affect the mortgage industry;
●	risks associated with the recruitment and retention of our skilled workforce;
●	impacts to our business operations caused by the occurrence of a catastrophe or global crisis;
●	our investment in Dun & Bradstreet Holdings, Inc. (“DNB”);
●	security breaches against our information systems or breaches involving our third-party vendors;
●	our ability to successfully consummate, integrate and achieve the intended benefits of acquisitions;
●	our existing indebtedness and any additional significant debt we incur; and
●	other risks and uncertainties detailed in the "Statement Regarding Forward-Looking Information," "Risk Factors" and other sections of our Annual Report on Form 10-K for the year ended December 31, 2022 and other filings with the Securities and Exchange Commission ("SEC").

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

Our Markets

The Black Knight ecosystem stretches across the mortgage, real estate and capital markets verticals; with our data and analytics flowing throughout the interconnected ecosystem of solutions. As we integrate our innovations and acquired technologies, we are committed to continually improving the end consumer experience, driving further efficiencies for our clients and helping them to win new customers and retain existing customers.

Recent Developments

ICE Transaction

On September 5, 2023, we completed our previously announced merger with ICE for an aggregate value of the consideration of approximately $11.8 billion. In connection with the ICE Transaction, on September 14, 2023, the Divestiture Transactions were completed. Refer to Note 1 — Basis of Presentation and Overview and Note 3 – Discontinued Operations for additional information in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information.

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

Mortgage market participants increasingly focused on core operations. As a result of a decline in origination volumes and the increasing cost to originate a mortgage loan, we believe mortgage market participants have become more focused on their core operations, including ways to reduce or eliminate certain costs. We believe mortgage market participants are increasingly shifting from in-house solutions to third-party solutions that provide a more comprehensive and efficient solution. Mortgage market participants require these providers to deliver best-in-class solutions and deep domain expertise and to assist them in maintaining regulatory compliance.

Our Business Segments

Our business is organized into two segments: Software Solutions and Data and Analytics.

Software Solutions

Our Software Solutions segment offers software solutions that support loan servicing and loan origination services. Our software solutions revenues were 84% and 81% of our consolidated revenues for the three months ended September 30, 2023 and 2022, respectively, and 84% and 81% for the nine months ended September 30, 2023 and 2022, respectively. Our servicing software solutions revenues were 93% of our Software Solutions segment revenues for the three and nine months ended September 30, 2023, and our origination software solutions revenues were 7% of our Software Solutions segment revenues for the three and nine months ended September 30, 2023.

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

The table below summarizes active first and second lien mortgage loans on our mortgage loan servicing software solutions and the related market data (in millions):

	First lien		Second lien		Total first and second lien
	as of September 30,		as of September 30,		as of September 30,
	2023	2022	2023	2022	2023	2022
Active loans	32.9	32.9	3.0	3.1	35.9	36.0
Market size	53.1 (1)	52.4 (1)	13.1 (2)	12.7 (2)	66.2	65.1
Market share	62%	63%	23%	24%	54%	55%

Note: Percentages above may not recalculate due to rounding.

(1)	Estimates as of August 31, 2023 and September 30, 2022 according to the October 2023 Black Knight Mortgage Monitor Report for U.S. first lien mortgage loans. These estimates are subject to change.
(2)	Estimates according to the February 2023 and October 2022 Equifax National Consumer Credit Trends Report: Portfolio for U.S. second lien mortgage loans, which includes home equity installment loans and home equity revolving lines of credit data as of January 2023 and September 2022, respectively. These estimates are subject to change.

As a result of the effects of the broad-based response to the COVID-19 pandemic, we have seen lower foreclosure-related transactional revenues due to the mortgage loan foreclosure moratorium and other measures that were in effect from 2020 through 2021. Additionally, low unemployment and historically low interest rates drove high home price appreciation, which also contributed to historically low foreclosure starts. Foreclosure starts are still substantially below levels prior to the pandemic.

Data and Analytics

Our Data and Analytics segment offers data and analytics solutions to the mortgage, real estate and capital markets verticals. These solutions include property ownership data, lien data, servicing data, automated valuation models, collateral risk scores, behavioral models, a multiple listing service software solution and other data solutions. Our data and analytics business is primarily based on data licenses and subscription-based revenues. Our data and analytics revenues were 16% our consolidated revenues for the three and nine months ended September 30, 2023, respectively, and 19% for the three and nine months ended September 30, 2022, respectively. The portion of our data and analytics solutions revenues that are more sensitive to fluctuations in home buying activity and origination loan count volumes primarily relate to services where we provide software and data necessary for tax data and other settlement service activities. Excluding the effect of the TitlePoint transaction, revenues from these solutions were less than 1% of our consolidated revenues for the three months ended September 30, 2023, which represented a headwind of approximately $0.8 million compared to the prior year quarter.

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

Consolidated Results of Operations

The following table presents certain financial data for the periods indicated (in millions, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenues	$275.0	$291.8	$840.2	$881.8
Expenses:
Operating expenses	168.9	158.8	475.5	468.5
Depreciation and amortization	44.1	49.6	134.8	147.4
Transition and integration costs	125.7	3.8	142.2	19.5
Total expenses	338.7	212.2	752.5	635.4
Operating (loss) income	(63.7)	79.6	87.7	246.4
Operating margin	(23.2)%	27.3%	10.4%	27.9%
Interest expense, net	(27.0)	(26.8)	(90.9)	(70.7)
Other (expense) income, net	(29.4)	(5.4)	158.6	(9.0)
(Loss) earnings from continuing operations before income taxes and equity in earnings (losses) of unconsolidated affiliates	(120.1)	47.4	155.4	166.7
Income tax (benefit) expense	(11.2)	9.0	55.9	21.6
(Loss) earnings from continuing operations before equity in earnings (losses) of unconsolidated affiliates	(108.9)	38.4	99.5	145.1
Equity in earnings (losses) of unconsolidated affiliates, net of tax	—	0.3	(1.9)	303.3
Net (loss) earnings from continuing operations	(108.9)	38.7	97.6	448.4
Net loss from discontinued operations	(1,228.0)	(8.7)	(1,237.4)	(13.5)
Net (loss) earnings	$(1,336.9)	$30.0	$(1,139.8)	$434.9

Net earnings (loss) per share:
Diluted:
Continuing operations		$0.25		$2.88
Discontinued operations		(0.06)		(0.08)
		$0.19		$2.80
Weighted average shares of common stock outstanding:
Diluted		155.4		155.5

Segment Financial Results

Revenues

The following table sets forth revenues by segment for the periods presented (in millions):

	Three months ended				Nine months ended
	September 30,		Variance		September 30,		Variance
	2023	2022	$	%	2023	2022	$	%
Software Solutions	$231.6	$237.8	$(6.2)	(3)%	$706.7	$716.2	$(9.5)	(1)%
Data and Analytics	43.4	54.0	(10.6)	(20)%	133.5	165.6	(32.1)	(19)%
Total	$275.0	$291.8	$(16.8)	(6)%	$840.2	$881.8	$(41.6)	(5)%

Software Solutions

Revenues were $231.6 million in the three months ended September 30, 2023 compared to $237.8 million in the 2022 period, a decrease of $6.2 million, or 3%. Our servicing software solutions revenues decreased $1.6 million, or 1%, as revenues from new clients and cross-sales to existing clients were more than offset by lower loan counts and usage-based revenues. Our origination software solutions revenues decreased $4.6 million, or 23%, as revenues from new clients were more than offset primarily by a decrease in license revenues and professional services.

Revenues were $706.7 million in the nine months ended September 30, 2023 compared to $716.2 million in the 2022 period, a decrease of $9.5 million, or 1%. Our servicing software solutions revenues decreased $3.3 million, or 0.5%, as revenues from new clients and cross-sales to existing clients, as well as an increase in contract termination fees of $5.9 million, were more than offset by lower loan counts, usage-based revenues, attrition and the effect of lower foreclosure volumes. Our origination software solutions revenues decreased $6.2 million, or 11%, as revenues from new clients were more than offset primarily by a decrease in license revenues, lower usage-based revenues, the effect of lower origination volumes and attrition.

Data and Analytics

Revenues were $43.4 million in the three months ended September 30, 2023 compared to $54.0 million in the 2022 period, a decrease of $10.6 million, or 20%. The decrease was primarily driven by revenues of $10 million related to TitlePoint in the 2022 period and the effect of lower origination volumes, partially offset by revenues from new sales.

Revenues were $133.5 million in the nine months ended September 30, 2023 compared to $165.6 million in the 2022 period, a decrease of $32.1 million, or 19%. The decrease was primarily driven by revenues of $31.0 million related to TitlePoint in the 2022 period and the effect of lower origination volumes and attrition, partially offset by revenues from new sales.

EBITDA and EBITDA margin

The following tables set forth EBITDA (in millions) and EBITDA margin by segment for the periods presented:

	Three months ended				Nine months ended
	September 30,		Variance		September 30,		Variance
	2023	2022	$	%	2023	2022	$	%
Software Solutions	$134.7	$144.0	$(9.3)	(6)%	$415.9	$440.4	$(24.5)	(6)%
Data and Analytics	9.8	16.9	(7.1)	(42)%	32.7	53.6	(20.9)	(39)%

	Three months ended			Nine months ended
	September 30,		Variance	September 30,		Variance
	2023	2022	Basis points	2023	2022	Basis points
Software Solutions	58.2%	60.6%	(240)	58.9%	61.5%	(260)
Data and Analytics	22.6%	31.3%	(870)	24.5%	32.4%	(790)

Software Solutions

EBITDA was $134.7 million in the three months ended September 30, 2023 compared to $144.0 million in the 2022 period, a decrease of $9.3 million, or 6%, with an EBITDA margin of 58.2% compared to 60.6% in the 2022 period. EBITDA was $415.9 million in the nine months ended September 30, 2023 compared to $440.4 million in the 2022 period, a decrease of $24.5 million, or 6%, with an EBITDA margin of 58.9% compared to 61.5% in the 2022 period. The EBITDA margin decrease was driven by revenue mix along with higher personnel costs and technology-related costs.

Data and Analytics

EBITDA was $9.8 million in the three months ended September 30, 2023 compared to $16.9 million in the 2022 period, a decrease of $7.1 million, or 42%, with an EBITDA margin of 22.6% compared to 31.3% in the 2022 period. EBITDA was $32.7 million in the nine months ended September 30, 2023 compared to $53.6 million in the 2022 period, a decrease of $20.9 million, or 39%, with an EBITDA margin of 24.5% compared to 32.4% in the 2022 period. The EBITDA margin decrease was primarily driven by the effect of the TitlePoint transaction along with higher personnel and technology-related costs.

Consolidated Financial Results

Operating Expenses

The following table sets forth operating expenses by segment for the periods presented (in millions):

	Three months ended				Nine months ended
	September 30,		Variance		September 30,		Variance
	2023	2022	$	%	2023	2022	$	%
Software Solutions	$96.9	$93.8	$3.1	3%	$290.8	$275.8	$15.0	5%
Data and Analytics	33.6	37.1	(3.5)	(9)%	100.8	112.0	(11.2)	(10)%
Corporate and Other(1)	38.4	27.9	10.5	38%	83.9	80.7	3.2	4%
Total	$168.9	$158.8	$10.1	6%	$475.5	$468.5	$7.0	1%
(1)	Operating expenses for Corporate and Other includes equity-based compensation, including certain related payroll taxes, of $15.1 million and $10.9 million for the three months ended September 30, 2023 and 2022, respectively and $28.5 million and $30.3 million for the nine months ended September 30, 2023 and 2022, respectively.

The increase in Operating expenses in the three months ended September 30, 2023 compared to the 2022 period was primarily driven by higher personnel expenses, occupancy expenses and technology-related costs, partially offset by $3.5 million of lower expenses related to the effect of the TitlePoint transaction.

The increase in Operating expenses in the nine months ended September 30, 2023 compared to the 2022 period was primarily driven by higher net personnel expenses, technology-related costs and occupancy expenses, partially offset by $11.3 million of lower expenses related to the effect of the TitlePoint transaction.

Depreciation and Amortization

The following table sets forth depreciation and amortization by segment for the periods presented (in millions):

	Three months ended				Nine months ended
	September 30,		Variance		September 30,		Variance
	2023	2022	$	%	2023	2022	$	%
Software Solutions	$21.8	$21.7	$0.1	0%	$67.2	$63.4	$3.8	6%
Data and Analytics	4.0	3.9	0.1	3%	11.9	11.7	0.2	2%
Corporate and Other(1)	18.3	24.0	(5.7)	(24)%	55.7	72.3	(16.6)	(23)%
Total	$44.1	$49.6	$(5.5)	(11)%	$134.8	$147.4	$(12.6)	(9)%
(1)	Depreciation and amortization for Corporate and Other primarily represents net incremental depreciation and amortization adjustments associated with the application of purchase accounting recorded in accordance with GAAP.

The decrease in Depreciation and amortization in the three and nine months ended September 30, 2023 compared to the 2022 periods is primarily related to lower amortization of other intangible assets related to acquisitions.

Transition and Integration Costs

Transition and integration costs were $125.7 million and $142.2 million for the three and nine months ended September 30, 2023, respectively, compared to $3.8 million and $19.5 million in the 2022 periods, respectively. Transition and integration costs during the 2023 periods primarily consisted of costs related to the ICE Transaction, including professional fees and a discretionary bonus that were contingent on the closing of the ICE Transaction. Transition and integration costs in the 2022 periods also consisted of costs associated with acquisitions, including costs pursuant to purchase agreements, and costs related to the ICE Transaction.

Interest Expense, Net

Interest expense, net was $27.0 million for the three months ended September 30, 2023, compared to $26.8 million in the 2022 periods, an increase of $0.2 million, or 1%. Interest expense, net was $90.9 million for the nine months ended September 30, 2023, compared to $70.7 million in the 2022 periods, an increase of $20.2 million, or 29%. The increase was primarily driven by higher interest rates on our outstanding variable rate debt prior to the ICE Transaction and the expiration of our interest rate swaps.

Other (Expense) Income, Net

Other expense, net was $29.4 million and Other income, net was $158.6 million in the three and nine months ended September 30, 2023, respectively, compared to Other expense, net of $5.4 million and $9.0 million in the 2022 periods, respectively. The amount for the three months ended September 30, 2023 is primarily related to a decrease in fair value per share related to our investment in DNB. The amount for the nine months ended September 30, 2023 is primarily related to the gain before tax of $145.4 million recognized for the sale of TitlePoint and the net unrealized gain related on our DNB investment for the year-to-date period, partially offset by legal fees. The 2022 amounts primarily relate to legal fees.

Income Tax (Benefit) Expense

Income tax benefit was $11.2 million and income tax expense was $55.9 million in the three and nine months ended September 30, 2023, respectively, compared to income tax expense of $9.0 million and $21.6 million in the 2022 periods, respectively. Our effective tax rate was 9.3% and 36.0% for the three and nine months ended September 30, 2023, respectively, compared to 19.0% and 13.0% in the 2022 periods, respectively. Refer to Note 9 – Income Taxes in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated by reference into this Part I Item 2 for additional information.

Equity in Earnings (Losses) of Unconsolidated Affiliates, Net of Tax

Equity in earnings (losses) of unconsolidated affiliates, net of tax consists of the following (in millions):

	Three months
	ended
	September 30,	Nine months ended September 30,
	2022	2023	2022
Equity in earnings (losses) of unconsolidated affiliates, net of tax	$0.3	$(1.9)	$(2.1)
Gain related to DNB investment, net of tax	—	—	305.4
Equity in earnings (losses) of unconsolidated affiliates, net of tax	$0.3	$(1.9)	$303.3

On June 30, 2023, the agreement with certain other DNB investors expired and constituted as a loss of significant influence and we transitioned from the equity method to the fair value method of accounting. Refer to Note 4 — Investments in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated by reference into this Part I Item 2 for additional information.

Discontinued Operations

On September 14, 2023, the Divestiture Transactions were completed. Net loss from discontinued operations was $1,228.0 million and $1,237.4 million for the three and nine months ended September 30, 2023, respectively, and primarily related to the loss on sale. Net loss from discontinued operations was $8.7 million and $13.5 million for the three and nine months ended September 30, 2022 and primarily related to compensation, depreciation and amortization expense. Refer to Note 1 – Basis of Presentation and Overview and Note 3 – Discontinued Operations in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated by reference into this Part I Item 2 for additional information.

Liquidity and Capital Resources

Our primary sources of liquidity are our existing cash balances, cash flows from operations and contributions from ICE. As of September 30, 2023, we had cash of $4.5 million, outstanding debt principal of $1,000.0 million and contributions from ICE of $1,544.7 million.

As of September 30, 2023, we own 9.0 million shares of DNB common stock. As of September 30, 2023, DNB’s closing share price was $9.99 and the fair value of our investment in DNB was $89.6 million before tax. Based on a statutory tax rate of 25.5%, the estimated after-tax value of our investment in DNB was $87.3 million. Refer to Note 4 — Investments in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information.

Our primary cash requirements include operating expenses, debt service payments (principal and interest), capital expenditures (including software development, equipment and property related expenditures) and tax-related payments and may include business acquisitions and share repurchases.

We believe that our cash flows from operations and available cash and cash equivalents are sufficient to meet our liquidity needs for at least the next 12 months. We anticipate that to the extent that we require additional liquidity, it will be funded through capital contributions from ICE, the incurrence of other indebtedness, the sale of DNB common stock, or a combination thereof. Additionally, our liquidity and our ability to meet our obligations and fund our capital requirements are also dependent on our future financial performance, which is subject to general economic, financial and other factors that are beyond our control. Accordingly, we cannot be assured that our business will generate sufficient cash flows from operations or that future borrowings will be available from additional indebtedness or otherwise to meet our liquidity needs. Although we have no specific current plans to do so, if we decide to pursue one or more significant acquisitions, we may incur additional debt to finance such acquisitions.

Cash Flows

The following table provides a summary of cash flows from operating, investing and financing activities for the periods presented (in millions):

	Nine months ended September 30,
	2023	2022	Variance
Cash flows provided by operating activities	$72.3	$191.7	$(119.4)
Cash flows provided by (used in) investing activities	488.9	(94.8)	583.7
Cash flows used in financing activities	(568.5)	(157.9)	(410.6)
Net decrease in cash and cash equivalents	$(7.3)	$(61.0)	$53.7

Operating Activities

The $119.4 million decrease in cash provided by operating activities in the nine months ended September 30, 2023 compared to the 2022 period is primarily related to payments related to the ICE Transaction primarily including professional and legal fees and higher interest payments prior to the ICE Transaction, partially offset by the timing of income tax payments in the prior year period.

Investing Activities

The $583.7 million change in cash related to investing activities in the nine months ended September 30, 2023 compared to the 2022 period is primarily related to cash proceeds of $241 million related to the Divestiture Transactions, cash proceeds of $224 million from the TitlePoint transaction and cash proceeds of $97.2 million from the sale of DNB common stock in the 2023 period.

Financing Activities

The $410.6 million increase in cash used in financing activities in the nine months ended September 30, 2023 compared to the 2022 period is primarily related to higher net payments related to our credit facilities prior to the close of the ICE Transaction, contributions from ICE to payoff the credit facilities at closing of the ICE Transaction and related party note receivables with ICE related to the period after the ICE Transaction. The 2022 period also included payments for the purchase of the outstanding Class A units of Optimal Blue Holdco in February 2022.

Financing

Refer to Note 7 — Long-Term Debt in Item 1 of Part I of this Quarterly Report on Form 10-Q for a description of our financing arrangements.

Contractual Obligations

Our long-term contractual obligations generally include our debt and related interest payments, software subscription, cloud computing and hardware and software maintenance commitments and operating lease payments for our offices, data centers, property and equipment. Our term A loan and revolving credit facility were paid in full as part of the ICE Transaction. There were no other significant changes to our contractual obligations from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2022.

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

Interest Rate Risk

In addition to existing cash balances and cash provided by operating activities, we use debt to finance our operations.

Our Senior Notes represent our fixed-rate long-term debt. Refer to Note 7 — Long-Term Debt in Item 1 of Part I of this Quarterly Report on Form 10-Q. The carrying value of our Senior Notes was $992.3 million as of September 30, 2023. The fair value of our Senior Notes was approximately $902.1 million as of September 30, 2023. The potential reduction in fair value of the Senior Notes from a hypothetical 10 percent increase in market interest rates would not be material to the overall fair value of the debt.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2023, under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

Based on that evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit with the SEC are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

On September 5, 2023, the ICE Transaction was completed. On September 14, 2023 the Divestiture Transactions were completed. As a result, changes were made to the relevant business processes and related control activities in order to monitor and maintain appropriate controls over financial reporting. There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2023 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

(a)	Exhibits

Exhibit
No.	Description
2.1

Equity Purchase Agreement, dated as of July 14, 2023, by and among Project Badger Holdco Inc., Black Knight Inc. and, solely for the purposes set forth therein, Intercontinental Exchange, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K filed by Black Knight, Inc. on July 17, 2023 (No. 001-37394))

3.1	Third Amended and Restated Certificate of Incorporation of Black Knight, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed by Black Knight, Inc. on September 5, 2023 (No. 001-37394))
3.2	Amended and Restated Bylaws of Black Knight, Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K filed by Black Knight, Inc. on September 5, 2023 (No. 001-37394))
31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification by principal executive officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2**	Certification by principal financial officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
104	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101

*	Included herewith.
**	Furnished herewith in accordance with Item 601(a)(5) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK KNIGHT, INC.
(registrant)

Date: November 3, 2023	By:	/s/ Kirk T. Larsen
Kirk T. Larsen
(Principal Financial and Accounting Officer)